Form 10-Q
period 2014-03-31
Ophthotech Corp.
filed 2014-05-13
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014 there were 33,341,025 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  the timing, costs, conduct and outcome of our Phase 3 clinical trials of Fovista administered in combination with anti-VEGF drugs for the treatment of wet age-related macular degeneration, or AMD, including statements regarding the timing of the initiation of, the availability of, and the costs to obtain, initial top-line results from, and the completion of such trials and the timing of regulatory filings;

•                  our plans to further evaluate the potential benefit of Fovista in wet AMD in other clinical trials, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of initial results from, and the completion of related clinical trials;

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

•                  the potential advantages of Fovista and Zimura

•                  the rate and degree of potential market acceptance and clinical utility of Fovista and Zimura;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ophthotech Corporation

(A Development Stage Company)

Unaudited Balance Sheets

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$66,562	$210,596
Available for sale securities	196,500	—
Prepaid expenses and other current assets	5,270	6,804
Total current assets	268,332	217,400
Available for sale securities	27,763	—
Property and equipment, net	743	27
Security deposits	255	255
Total assets	$297,093	$217,682

Liabilities and Stockholders’ Equity
Current liabilities
Accrued clinical drug supplies and trial costs	$2,802	$2,485
Accounts payable and accrued expenses	3,753	3,810
Total current liabilities	6,555	6,295
Royalty purchase liability	83,333	41,667
Total liabilities	89,888	47,962

Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 33,324,766 and 31,413,208 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	33	31
Additional paid-in capital	410,886	352,739
Deficit accumulated during development stage	(203,732)	(183,050)
Accumulated other comprehensive income	18	—
Total stockholders’ equity	207,205	169,720
Total liabilites and stockholders’ equity	$297,093	$217,682

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

(A Development Stage Company)

Unaudited Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,		Period from January 5, 2007 (Inception) to March 31,
	2014	2013	2014
Costs and expenses:
Research and development	$14,377	$2,389	$122,484
General and administrative	6,349	1,738	47,908
Total costs and expenses	20,726	4,127	170,392
Loss from operations	(20,726)	(4,127)	(170,392)
Interest income (expense)	44	(357)	(1,438)
Loss on extinguishment of debt	—	—	(1,091)
Other loss	—	(134)	(1,546)
Change in fair value related to investor rights liability	—	—	683
Net loss before income tax benefit	(20,682)	(4,618)	(173,784)
Income tax benefit	—	—	1,327
Net loss	(20,682)	(4,618)	(172,457)
Add: accretion of preferred stock dividends	—	(1,742)	(33,046)
Net loss attributable to common stockholders	$(20,682)	$(6,360)	$(205,503)
Net loss attributable to common stockholders per share :
Basic and diluted	$(0.64)	$(4.33)
Weighted average common shares outstanding:
Basic and diluted	32,282	1,470

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

(A Development Stage Company)

Unaudited Statements Comprehensive Loss

(in thousands)

	Three Months Ended March 31,		Period from January 5, 2007 (Inception) to March 31,
	2014	2013	2014

Net loss	$(20,682)	$(4,618)	$(172,457)
Other comprehensive income:
Unrealized gain on available for sale securities	18	—	18
Other comprehensive income	18	—	18
Comprehensive loss	$(20,664)	$(4,618)	$(172,439)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

(A Development Stage Company)

Unaudited Statements of Cash Flows

(in thousands)

	Three months ended March 31,		Period from January 5, 2007 (Inception) to March 31,
	2014	2013	2014

Operating Activities
Net loss	$(20,682)	$(4,618)	$(172,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	7	186
Amortization of debt issuance costs	—	32	135
Accretion of debt discount	—	34	146
Non-cash change in fair value of warrant liability	—	134	1,563
Non-cash change in fair value of investor rights liability	—	—	(683)
Loss on extinguishment of debt	—	—	1,091
Share-based compensation	2,729	108	6,790
Series A-1, Series B-1 and Junior Preferred Stock issued for acquired technology and licenses	—	—	9,500
Accrued interest expense converted to Series A Preferred Stock	—	—	2
Changes in operating assets and liabilities:
Prepaid expense and other current assets	1,535	(8)	(5,282)
Security deposits	—	—	(255)
Accrued clinical drug supplies and trial costs	317	104	2,802
Accounts payable and accrued expenses	(57)	673	3,753
Net cash used in operating activities	(16,146)	(3,534)	(152,709)
Investing Activities
Purchase of marketable securities	(224,247)	—	(228,485)
Maturities of marketable securities	—	—	4,250
Purchase of property and equipment	(728)	—	(929)
Net cash used in investing activities	(224,975)	—	(225,164)
Financing Activities
Payment of debt issuance costs	—	(21)	(421)
Proceeds from issuance of common stock	11	—	229
Proceeds from initial public offering	—	—	175,555
Proceeds from follow-on public offering, net	55,409	—	55,409
Proceeds from issuance of notes payable, net	—	1,451	(302)
Proceeds from issuance of preferred stock, net	—	—	130,632
Proceeds from royalty purchase agreement	41,667	—	83,333
Net cash provided by financing activities	97,087	1,430	444,435
Net change in cash and cash equivalents	(144,034)	(2,104)	66,562
Cash and cash equivalents
Beginning of period	210,596	4,304	—
End of period	$66,562	$2,200	$66,562
Supplemental disclosure of cash paid
Interest	$—	$326	$1,964
Income Taxes	$—	$—	$—
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gains in marketable securities	$18	$—	$18
Supplemental disclosures of cash flow information
Conversion of preferred stock to common stock up completion of IPO	$—	$—	$174,310
Accreted dividends on Series A, Series A-1, Series of B, B-1 and Series C Preferred Stock	$—	$1,742	$33,046
Notes payable and accrued interest converted to Series A Preferred Stock	$—	$—	$212

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

Liquidity

Since the Company’s inception, it has experienced significant cash outflows in funding its operations. The Company reported a net loss of $20.7 million for the three months ended March 31, 2014 and $4.6 million for the three months ended March 31, 2013.  As of March 31, 2014, the Company had a deficit accumulated during the development stage of $203.7 million. To date, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock, venture debt borrowings, its royalty purchase and sale agreement with Novo A/S, its initial public offering (“IPO”), which closed on September 30, 2013, and a follow-on public offering, which closed on February 18, 2014. The Company issued and sold an aggregate of 8,740,000 shares of common stock in its IPO at a public offering price of $22.00 per share, including 1,140,000 shares pursuant to the exercise by the underwriters of an over-allotment option.  The Company received net proceeds from the IPO of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses. On February 18, 2014, the Company closed a follow-on public offering of 2,628,571 shares of common stock at a public offering price of $31.50 per share of common stock. The Company sold 1,900,000 shares and 728,571 shares were sold by selling stockholders, 342,857 of which were sold by the selling stockholders upon the full exercise by the underwriters of their option to purchase additional shares in the follow-on public offering. Net proceeds to the Company were approximately $55.4 million, after deducting underwriting discounts and commissions and other offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering. The Company has devoted substantially all of its financial resources and efforts to research and development and expects to continue to incur significant expenses and increasing operating losses over the next several years. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

To fully execute its business plan, the Company will need to complete certain research and development activities and clinical trials. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities will span many years and require substantial expenditures to complete and may ultimately be unsuccessful. The Company expects to obtain initial, top-line data from its Phase 3 clinical program for Fovista in 2016. As of March 31, 2014, the Company had cash, cash equivalents, and marketable securities of $290.8 million. The Company believes its cash, cash equivalents and marketable securities, together with its potential future funding of $41.7 million under the Company’s royalty agreement with Novo A/S, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the end of 2016.

The current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and substantial expenditures to complete the Phase 3 clinical program will be required after the receipt of initial, top-line data and to fund the Company’s other development programs. The Company expects to meet these capital requirements using its existing capital resources. Further, the Company expects to continue to experience significant cash outflows until such time, if ever, as it can generate substantial product revenues. These cash outflows may be in excess of the Company’s existing capital resources and the Company may need to finance its cash needs through a combination of equity and debt financings, collaborations, strategic alliances and marketing distribution or licensing arrangements. There can be no assurance that such funds will be available, or if available, on terms favorable to the Company. The Company faces the normal risks associated with a development stage company, including but not limited to the risk that the Company’s research and development activities will not be successfully completed, that adequate patent protection for the Company’s technology will not be obtained, that any products developed will not obtain necessary government regulatory approval and that any approved products will not be commercially viable. In addition, the Company operates in an environment of rapid change in technology, substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and its consultants. The Company’s capital requirements will depend on many factors, including the success of its development and commercialization of its product candidates and whether it pursues the development of additional product candidates. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never achieve sufficient sales revenue to achieve or maintain profitability.

2.                       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of March 31, 2014, for the three months ended March 31, 2014 and 2013, and for the period from January 5, 2007 (Inception) to March 31, 2014 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2013 balance sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2013, as filed with the Securities and Exchange Commission on March 11, 2014.

In the opinion of management, the unaudited financial information as of March 31, 2014, for the three months ended March 31, 2014 and 2013, and for the period from January 5, 2007 (Inception) to March 31, 2014, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results or operations and cash flows. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s Balance Sheets and the amount of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, accounting for share-based compensation and accounting for research and development costs. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Available for Sale Securities

The Company considers securities with original maturities of greater than three months to be available for sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and available for sale securities. The Company maintains its cash in bank accounts, which, at times exceed federally insured limits. The Company maintains its cash equivalents in money market funds that invest primarily in U.S. Treasury securities. The Company’s available for sale securities are also invested in U.S. Treasury securities. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented. The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available for sale securities.

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

Property and Equipment

Property and equipment, which consist mainly of computers and other equipment, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally five to ten years, using the straight-line method.

Research and Development

Research and development expenses consist of costs associated with the development and clinical testing of Fovista, an anti-Platelet Derived Growth Factor (“PDGF”) aptamer the Company is developing for use in combination with anti-VEGF drugs for treatment of wet age-related macular degeneration, or wet AMD, Zimura, an inhibitor of complement factor C5 the Company is developing with a focus on treatment of patients with geographic atrophy, a severe form of dry AMD, and the Company’s other product candidates. Research and development expenses consist of:

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

All research and development costs are charged to operations as incurred in accordance with ASC Topic 730, Research and Development. The Company accounts for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

The Company anticipates that its research and development expenses will increase substantially as compared to prior periods in connection with conducting its pivotal Phase 3 clinical program for Fovista and if such trials are successful, seeking marketing approval for Fovista. The Company also anticipates that its research and development expenses will increase substantially as a result of its plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy in late 2014 or early 2015.

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

Prior to the Company’s initial public offering, the Company determined the estimated fair value of its common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of its common and preferred stock.

Due to the lack of trading history, the Company’s computation of stock-price volatility was based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the options granted by the Company. The Company’s computation of expected term was determined using the “simplified” method which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the “simplified” method of estimating the expected exercise term of employee stock option grants. The Company has paid no dividends to stockholders. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.

Share-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s Statements of Operations as follows:

	Three months ended March 31,
	2014	2013
Research and development	$1,662	$68
General and administrative	1,067	40
Total	$2,729	$108

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The amendments in ASU 2013-02 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective for public companies on a prospective basis for fiscal years beginning after December 15, 2012 and for new public companies and for non-public companies for reporting periods beginning after December 15, 2013. As an emerging growth company as defined by the JOBS Act, the Company delayed adoption of this pronouncement until this reporting period. The Company has not reclassified any components of comprehensive income into net income for the periods presented. ASU 2013-02 requires only additional presentation and as such, there was no impact to the Company’s results of operations or financial position upon adoption.

3.                       Capitalization

On September 9, 2013, the Company effected a one-for-5.9 reverse stock split of its common stock. All share and per share data (except par value) related to common stock, options and warrants included in these financial statements and accompanying notes have been adjusted to reflect the reverse stock split for all periods presented.

On September 30, 2013, the Company closed its initial public offering of 8,740,000 shares of common stock at a price of $22.00 per share. The net proceeds to the Company were $175.6 million, after deducting underwriters’ discounts and commissions and other offering expenses.  In connection with the closing of the IPO, all of the Company’s shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 21,038,477 shares of common stock.

On February 18, 2014, the Company closed a follow-on public offering of 2,628,571 shares of common stock at a public offering price of $31.50 per share of common stock. The Company sold 1,900,000 shares and 728,571 shares were sold by selling stockholders, 342,857 of which were sold by the selling stockholders upon the full exercise by the underwriters of their option to purchase additional shares in the follow-on public offering. Net proceeds to the Company were approximately $55.4 million, after deducting underwriters’ discounts and commissions and other offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering.

4.                       Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. For the periods where there is a net loss attributable to common shareholders, the outstanding shares of preferred stock, stock options, and warrants have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended March 31,
	2014	2013
Basic and diluted net loss per common share calculation:
Net loss	$(20,682)	$(4,618)
Accretion of preferred stock dividends	—	(1,742)
Net loss attributable to common shares	$(20,682)	$(6,360)
Weighted average common shares outstanding	32,282	1,470
Net loss per share of common stock - basic and diluted	$(0.64)	$(4.33)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended March 31,
	2014	2013

Redeemable convertible preferred stock	—	16,811
Options outstanding	3,726	1,344
Warrants	88	101
Total	3,814	18,256

5.                       Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $10.0 million and $6.8 million at March 31, 2014 and December 31, 2013, respectively. Cash and cash equivalents at March 31, 2014 and December 31, 2013 also included investments of $56.6 million and $203.8 million, respectively, in U.S. Treasury money market funds with original maturities of less than three months.

At March 31, 2014, the Company held available for sale securities with a fair value totaling $224.3 million. These available for sale securities consisted of U.S. Treasury securities. At March 31, 2014, $196.5 million of the available for sale securities had maturities less than one year, and $27.8 million had maturities of greater than one year. The Company evaluates securities with unrealized losses, if any,  to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of March 31, 2014. As of December 31, 2013, the Company did not hold any available for sale securities.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2014
	Cost	Fair Value	Carrying Value	Unrealized Gain

U.S. Treasury securities - maturities < 1 year	$196,316	$196,500	$196,500	$13
U.S. Treasury securities - maturities > 1 year	$27,582	$27,763	$27,763	$5
Total	$223,898	$224,263	$224,263	$18

6.                       Royalty Agreement

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

In each of May 2013 and January 2014, the Company received cash payments of $41.7 million, $83.3 million in the aggregate, for the royalty entitlement related to each of the first and second closing on the date of the Purchase and Sale Agreement. Receipt of cash proceeds for the third purchase is contingent upon certain triggers and conditions detailed in the Purchase and Sale Agreement, none of which have occurred prior to the date of these financial statements.

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

The proceeds from the first and second financing tranches under the Purchase and Sale Agreement were recorded as a liability on the Company’s Balance Sheet as of March 31, 2014, in accordance with ASC Topic 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Purchase and Sale Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Purchase and Sale Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

The proceeds received from Novo A/S under the Purchase and Sale Agreement will be reported as revenue for income tax purposes. Notwithstanding the Company’s inclusion in taxable income of the $41.7 million in proceeds under the Purchase and Sale Agreement in January 2014, based on the Company’s current projections, the Company has forecasted a tax loss for the 2014 tax year. The Company’s projections are based upon estimates, which could change in the future.  To the extent these projections change and the Company generates taxable income for the 2014 tax year, the Company believes it would be able to utilize, in part or in whole, its net operating loss carryforwards to offset against such tax liability. Based upon the Company’s cumulative history of losses and expected future losses, the Company recorded a full valuation allowance against all net federal and state deferred tax assets.

7.                       Fair Value Measurements

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•                          Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market. The Company’s Level 1 assets consist of investments in U.S. Treasury money market funds and U.S. Treasury securities.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in U.S. Treasury money market funds*	$56,620	$—	$—
Investments in U.S. Treasury securities with maturities < 1 year	$196,500	$—	$—
Investments in U.S. Treasury securities with maturities > 1 year	$27,763	$—	$—

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

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

8.                       Stock Option and Compensation Plans

The Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”) for employees, directors and consultants for the purpose of advancing the interests of the Company stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. The 2007 Plan provided for the granting of stock option awards, restricted stock awards, and other stock-based and cash-based awards. Following the effectiveness of the 2013 Stock Incentive Plan described below in connection with the closing of the Company’s initial public offering, the Company is no longer granting additional awards under the 2007 Plan.

In August 2013, the Company’s board of directors also adopted and the Company’s stockholders also approved the 2013 stock incentive plan (the “2013 Plan”), which became effective immediately prior to the closing of the Company’s initial public offering. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock-based awards. Upon effectiveness of the 2013 Plan, the number of shares of the Company’s common stock that were reserved for issuance under the 2013 Plan was the sum of (1) such number of shares (up to approximately 3,359,641 shares) as is equal to the sum of 739,317 shares (the number of shares of the common stock then available for issuance under the 2007 Plan), and such number of shares of the Company’s common stock that are subject to outstanding awards under the 2007 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (2) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until, and including, the fiscal year ending December 31, 2023, equal to the lowest of 2,542,372 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by our board of directors. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2013 Plan. However, incentive stock options may only be granted to employees of the Company.

In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,257,000 shares, effective as of January 1, 2014. As of March 31, 2014, the Company had approximately 3,726,000 stock options outstanding under the 2013 Plan and approximately 730,000 shares available for grant under the 2013 Plan.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three months ended March 31, 2014 and 2013, respectively, were as follows:

	Three months ended March 31,
	2014	2013

Cash proceeds from options exercised	$11	$—
Aggregate intrinsic value of options exercised	$369	$—

A summary of the stock options outstanding and exercisable as of March 31, 2014 is as follows:

		As of March 31, 2014
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	1,788	7.6	$4.91	1,048	$2.79
$10.04-$20.00	604	9.3	$13.37	15	$13.22
$20.01-$37.48	1,334	9.7	$30.86	8	$32.33
	3,726			1,071

Aggregate Intrinsic Value	$74,953			$34,806

In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $2.5 million for the three months ended March 31, 2014 and approximately $0.1 million for the three months ended March 31, 2013.  As of March 31, 2014, there was approximately $35.9 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards to employees, which are expected to be recognized over a remaining weighted average period of 3.5 years.

In connection with stock options awards granted to consultants, the Company recognized approximately $0.2 million, in share-based compensation expense during the three months ended March 31, 2014.  Share-based compensation expense incurred during the three months ended March 31, 2013 in connection with stock option awards to consultants was de minimis.  As of March 31, 2014, there was approximately $1.9 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option award granted to consultants which are expected to be recognized over a remaining weighted average period of 2.8 years.

9.                       Property and Equipment

Property and equipment at March 31, 2014 and December 31, 2013 were as follows:

	Useful Life
	(Years)	March 31, 2014	December 31, 2013
Manufacturing equipment	7-10	$184	$—
Computer and other office equipment	5	292	$85
Furniture and fixtures	7	366	117
Leasehold improvements	3-5	88	—
		930	202
Accumulated depreciation and amortization		(187)	(175)
Property and equipment, net		$743	$27

For the three months ended March 31, 2014 and 2013, depreciation expense was $12 thousand and $7 thousand, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We have initiated a pivotal Phase 3 clinical program for Fovista, which consists of three separate Phase 3 clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD compared to anti-VEGF monotherapy. Two of these trials are evaluating Fovista in combination with Lucentis and the other is evaluating Fovista in combination with each of Eylea or Avastin. We plan to enroll a total of 1,866 patients at more than 225 centers internationally across the three trials.

We are actively enrolling patients in the two trials evaluating Fovista administered in combination with Lucentis.  In the first quarter of 2014, we activated initial trial sites in the third trial in this Phase 3 clinical program in the United States. Based on our estimates regarding patient enrollment, we expect to have initial, top-line data from our Phase 3 clinical program for Fovista available in 2016. If the results of this Phase 3 clinical program are favorable, we plan to submit applications for marketing approval for Fovista in both the United States and the European Union before the end of 2016. We are planning to initiate additional Phase 2 clinical trials further evaluating the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs. We are also planning additional clinical trials to assess the potential therapeutic benefit of Fovista in other ophthalmic conditions. We expect certain of these additional clinical trials to commence in 2014. We have retained the worldwide commercialization rights to Fovista.

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

We were incorporated and commenced active operations in early 2007. Our operations to date have been limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista, Zimura and our other product candidates. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. Our net loss was $20.7 million for the three months ended March 31, 2014, $51.1 million for the year ended December 31, 2013, $14.6 million for the year ended December 31, 2012. As of March 31, 2014, we had a deficit accumulated during the development stage of $203.7 million. To date, we have not generated any revenues and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, our royalty agreement with Novo A/S, our initial public offering, which we closed in September 2013 and our follow-on public offering of common stock, which we closed in February 2014. We received net proceeds from the initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have also received $83.3 million of royalty funding to date under our royalty agreement with Novo A/S. Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate significant revenue unless, and until, we obtain marketing approval for, and commercialize, Fovista, Zimura or one of our other product candidates.

The lock-up agreements entered into in connection with our recent follow-on public offering expired on May 12, 2014.  See Part II, Item 1.A of this Quarterly Report on Form 10-Q, and in particular, “Risk Factors—Risks Related to Our Common Stock—A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.” for more information.

We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We expect our expenses to increase substantially as compared to prior periods, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We plan to enroll a total of 1,866 patients for this program, most or all of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura, with an initial focus on the treatment of geographic atrophy, a severe form of dry AMD, and pursue an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of  anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  In addition, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The increased costs will increase our net loss. We may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

All research and development costs are charged to operations as incurred in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, 730 Topic,  Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made. From inception through March 31, 2014, we have incurred approximately $122.5 million of total research and development expenses.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in thousands)

Fovista	10,708	1,677
Zimura	244	3
Volociximab	—	3
Personnel related	1,745	624
Share-based compensation	1,662	68
Other	18	14
	$14,377	$2,389

We recorded research and development expenses from inception to March 31, 2014 of approximately $66.1 million related to Fovista, approximately $11.3 million related to Zimura and approximately $5.6 million related to volociximab.

We expect to obtain initial, top-line data from our Phase 3 clinical program for Fovista in 2016. As of March 31, 2014, we had cash, cash equivalents, and marketable securities of $290.8 million. We believe that our existing cash, cash equivalents and marketable securities, together with our potential future funding of $41.7 million under our royalty agreement with Novo A/S, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2016. We are planning to spend significant additional funds on our Phase 3 clinical program for Fovista, our other planned clinical programs, including additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need, an additional planned clinical trial evaluating Zimura for the treatment of geographic atrophy and pursue an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation, and for general corporate purposes and working capital. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability and costs of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials or expand the scope of our clinical trials and programs, or change the geographic mix of sites at which patients are enrolled, or increase other corporate or licensing activities, or staffing.

Our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and substantial expenditures to complete the Phase 3 clinical program will be required after the receipt of initial, top-line data and to fund our other development programs. Moreover, we are at the early stages of formulating our clinical development plan for Zimura. We expect the clinical development of Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete process development and manufacturing scale-up activities associated with Fovista and Zimura and seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

Interest Income

Our cash, cash equivalents and marketable securities are invested primarily in U.S. Treasury money market funds and U.S. Treasury securities, which generate a small amount of interest income. We expect to continue that investment philosophy as we obtain more financing proceeds.

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

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Of those policies, we believe that the following accounting policies are the most critical to aid our stockholders in fully understanding and evaluating our financial condition and results of operations.

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

Royalty Purchase Liability

The proceeds from the first and second financing tranches under our royalty agreement with Novo A/S have been recorded as a liability on our balance sheet in accordance with ASC Topic 730, Research and Development. Because there is a significant related party relationship between us and Novo A/S, we are treating our obligation to make royalty payments under the royalty agreement as an implicit obligation to repay the funds advanced by Novo A/S, and thus have recorded the proceeds as a liability on our balance sheet. As we make royalty payments to Novo A/S in accordance with the royalty agreement, we will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, we will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

We apply the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. As a new public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013*

Expected common stock price volatility	86%	—
Risk-free interest rate	1.79%-2.12%	—
Expected term of options (years)	6.1	—
Expected annual dividend per share	$—	$—

* We did not grant stock options during three months ended March 31, 2013

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Through March 31, 2014, actual forfeitures have not been material.

Share-based compensation expense associated with stock options granted to employees and non-employees was $2.7 million for the three months ended March 31, 2014 and $ 0.1 million for the three months ended March 31, 2013. As of March 31, 2014, we had $37.8 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.4 years. We expect our share-based compensation for our share-based awards to employees and non-employees to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

For the three months ended March 31, 2014 and 2013, we allocated share-based compensation as follows:

	Three months ended March 31,
	2014	2013
	(in thousands)
Research and development	$1,662	$68
General and administrative	1,067	40
Total	$2,729	$108

Income Taxes

As of December 31, 2013, we had approximately $86.0 million of federal net operating loss carry-forwards. We also had federal and state research and development tax credit carry-forwards of approximately $3.0 million available to offset future taxable income. Due to our history of losses and lack of other positive evidence, we have determined that it is more likely than not that our deferred tax assets will not be realized, and therefore, the deferred tax assets are fully offset by a valuation allowance at March 31, 2014 and 2013. These federal and state net operating loss and federal and state credit carry-forwards will begin to expire at various dates beginning in 2027, if not utilized. Utilization of the net operating losses and general business tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 as amended, which we refer to as the Code, due to changes in ownership of our company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and general business tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of “5-percent Shareholders” (as defined in the Code) in the stock of a corporation by more than 50 percentage points over a three-year period. We determined that we experienced an ownership change upon the closing of our Series A Preferred Stock initial tranche in August 2007. We have not completed a study to determine the impact of this ownership change on our, net operating loss, or NOL, carry-forwards under Section 382 of the Code. If we experience a Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carry forwards may be further limited or lost.

In January 2014, we received $41.7 million from Novo A/S under our royalty purchase and sale agreement, which will be reported as revenue for income tax purposes. Notwithstanding the inclusion in taxable income of the $41.7 million in proceeds from our royalty purchase and sale agreement, based on our current projections, we have forecasted a tax loss for the 2014 tax year. Our projections are based upon estimates, which could change in the future.  To the extent these projections change and we generate taxable income for the 2014 tax year, we believe we would be able to utilize, in part or in whole, our net operating loss carryforwards to offset against such tax liability.  Based upon our cumulative history of losses and expected future losses, we recorded a full valuation allowance against all net federal and state deferred tax assets.

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

Results of Operations

	Three months ended March 31,
	2014	2013	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating Expenses:
Research and development	14,377	2,389	11,988
General and administrative	6,349	1,738	4,611
Total operating expenses	20,726	4,127	16,599
Loss from operations	(20,726)	(4,127)	(16,599)
Interest income (expense)	44	(357)	401
Other loss	—	(134)	134
Net loss before income tax benefit	(20,682)	(4,618)	(16,064)
Income tax benefit	—	—	—
Net loss	(20,682)	(4,618)	(16,064)
Add: accretion of preferred stock dividends	—	(1,742)	1,742
Net loss attributable to common stockholders	$(20,682)	$(6,360)	$(14,322)

Comparison of Three Month Periods Ended March 31, 2014 and 2013

Revenue

We did not recognize any revenue for the three months ended March 31, 2014 or for the three months ended March 31, 2013.

Research and Development Expenses

Our research and development expenses were $14.4 million for the three months ended March 31, 2014, an increase of $12.0 million compared to $2.4 million for the three months ended March 31, 2013. The increase was primarily due to costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the trials as we continue to progress the Fovista Phase 3 clinical program.  Other contributing factors include increased personnel costs associated with additional management and research and development staffing, including share-based compensation expense. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2014 were $6.3 million, an increase of $4.6 million compared to $1.7 million for the three months ended March 31, 2013. The increase was primarily due to an increase in personnel costs, including additional management and corporate staffing to support our public company infrastructure and increased share-based compensation, and professional services and consulting fees.

Interest Income (Expense), net

Net interest income for the three months ended March 31, 2014 was $44,000 compared to net interest expense of $357,000 for the three months ended March 31, 2013. The amounts recorded in the three months ended March 31, 2013 were related to interest associated with our venture debt facility that we entered into in June 2012. The debt facility was paid off in May 2013 and as such, there was no corresponding interest expense during the three months ended March 31, 2014. Net interest income earned during the three months ended March 31, 2014 was a result of a significant increase in our cash, cash equivalents and marketable securities average balances during the first quarter of 2014 as compared to the first quarter of 2013.

Other Loss

There was no other loss recorded for the three months ended March 31, 2014 compared to other loss of $0.1 million for the three months ended March 31, 2013.  Amounts recorded as other loss were due to the change in fair value of the preferred stock warrant liability recorded in the first quarter of 2013. Upon completion of our initial public offering in September 30, 2013, the preferred stock warrants were converted to common stock warrants and are now treated as permanent equity.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenues and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, our royalty agreement with Novo A/S, our initial public offering, which we closed on September 30, 2013 and our follow-on public offering of common stock, which we completed in February 2014. We issued and sold an aggregate of 8,740,000 shares of common stock in our initial public offering at a public offering price of $22.00 per share, including 1,140,000 shares pursuant to the exercise by the underwriters of an over-allotment option. We received net proceeds from the initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. Our royalty agreement, which is described in more detail below, provides for financing of up to $125.0 million in the aggregate in return for the sale to Novo A/S of royalty interests in worldwide sales of Fovista. We received an aggregate of $83.3 million of this royalty financing in separate tranches in May 2013 and January 2014. Our receipt of the final tranche of financing is subject to enrollment of specified numbers of patients in our Phase 3 clinical trials of Fovista and our satisfying additional closing conditions and other obligations. In May 2013, we issued and sold an aggregate of 6,666,667 shares of our series C preferred stock at a price per share of $2.50, for an aggregate purchase price of $16.7 million. In August 2013, we issued and sold an aggregate of 13,333,333 additional shares of our series C preferred stock to the same purchasers at a price per share of $2.50, for an aggregate purchase price of $33.3 million. In February 2014, we issued and sold 1,900,000 shares of common stock and selling shareholders sold 728,571 shares of common stock, 342,857 of which were sold by the selling stockholders upon the full exercise by the underwriters of their option to purchase additional shares, in a follow-on public offering at a public offering price of $31.50 per share. We received net proceeds of $55.4 million after deducting underwriting discounts and commissions and other offering expenses payable by us. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering.

Cash Flows

As of March 31, 2014, we had cash, cash equivalents and marketable securities totaling $290.8 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities and money market funds that invest in U.S. Treasury securities.

The following table shows a summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(16,146)	$(3,534)
Investing Activities	(224,975)	—
Financing Activities	97,087	1,430
Net change in cash and cash equivalents	$(144,034)	$(2,104)

Cash Flows from Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily related to our efforts to advance Fovista into Phase 3 clinical trials, including increased spending on Phase 3 clinical trial costs and manufacturing activity for Fovista.

In August 2013, we initiated our pivotal Phase 3 clinical program for Fovista that will consist of three separate clinical trials. Two of these trials were initiated in the third quarter of 2013 and initial trial sites were activated in the third trial in the first quarter of 2014. We expect cash used in operating activities to continue to increase substantially compared to prior periods and for the foreseeable future, particularly as our patient enrollment increases in our Phase 3 clinical program and as we continue the development of and seek marketing approval for Fovista, Zimura and, possibly, other product candidates.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 relates primarily to the purchase of marketable securities totaling $224.2 million and capital expenditures associated with our new office facilities in New York, New York and Princeton, New Jersey. We did not use any cash for investing activities for the three months ended March 31, 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $97.1 million for the three months ended March 31, 2014 and $1.4 million for the three months ended March 31, 2013. Net cash provided by financing activities for the three months ended March 31, 2014 consisted primarily of proceeds of $55.4 million from our follow-on public offering in February 2014, and proceeds of $41.7 million from our royalty agreement with Novo A/S in January 2014. Net cash provided by financing activities for the three months ended March 31, 2013 consisted primarily of borrowings under our venture debt facility.

Funding Requirements

Our most advanced product candidates, Fovista and Zimura, are still in clinical development. We expect our expenses to increase substantially as compared to prior periods, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of 1,866 patients for this program, most or all of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura, with an initial focus on the treatment of geographic atrophy, a severe form of dry AMD, and pursue an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  In addition, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses as well as increased insurance premiums. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., or Eyetech, which agreement is now held by OSI Pharmaceuticals, LLC, or OSI Pharmaceuticals, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar Therapeutics, or Nektar, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista.

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

We expect to obtain initial, top-line data from our Phase 3 clinical program for Fovista in 2016. As of March 31, 2014, we had cash, cash equivalents, and marketable securities of $290.8 million. We believe that our cash, cash equivalents and marketable securities, together with our potential future funding of $41.7 million under our royalty agreement with Novo A/S, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2016. We estimate that such funds will be sufficient to enable us to obtain initial, top-line data from our Phase 3 clinical program for Fovista and to complete our currently planned additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and to complete a Phase 2/3 clinical trial evaluating Zimura for the treatment of geographic atrophy and a Phase 2 clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that we satisfy the conditions of our royalty agreement with Novo A/S and that we receive the full financing amount available under this royalty agreement on a timely basis. The royalty agreement provides that we will use the remaining proceeds we received and future proceeds, if any, under the royalty agreement primarily to support clinical development and regulatory activities for Fovista and for certain other permitted purposes. Our costs will also increase if we increase our investigator fees for our clinical trials or expand the scope of our clinical trials and programs, including, for example by changing the geographic mix of sites at which patients are enrolled, or to increase other corporate or licensing activities or staffing.

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

Until such time, if ever, as we can generate substantial product revenues, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The potential future funding pursuant to our royalty agreement with Novo A/S is subject to enrollment of specified numbers of patients in our Phase 3 clinical trials of Fovista and our satisfying additional closing conditions and other obligations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under our royalty agreement with Novo A/S may limit our ability to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The royalty payment period begins on the commercial launch of Fovista and ends, on a country-by-country basis, on the latest to occur of the twelfth anniversary of the commercial launch of Fovista, the expiration of certain patent rights covering Fovista, and the expiration of regulatory exclusivity for Fovista, in each applicable country. Royalty payments will be payable quarterly in arrears during the royalty period. Our obligations under our agreement with Novo A/S may also apply to certain other anti-platelet derived growth factor, or anti-PDGF, products we may develop.

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

The royalty agreement requires the establishment by us and Novo A/S of a joint oversight committee in relation to the development of Fovista in the event that Novo A/S does not continue to have a representative on our board of directors. The royalty agreement also contains customary representations and warranties, as well as certain covenants relating to the operation of our business, including covenants requiring us to use commercially reasonable efforts to continue our development of Fovista, to file, prosecute and maintain certain patent rights and, in our reasonable judgment, to pursue claims of infringement of our intellectual property rights. The royalty agreement also places certain restrictions on our business, including restrictions on our ability to grant security interests in our intellectual property to third parties, to sell, transfer or out-license intellectual property, or to grant others rights to receive royalties on sales of Fovista and certain other products. We reimbursed Novo A/S for specified legal and other expenses and are required to provide Novo A/S with certain continuing information rights. We have agreed to indemnify Novo A/S and its representatives with respect to certain matters, including with respect to any third-party infringement or product liability claims relating to our products. Our obligations under the royalty agreement are secured by a lien on certain of our intellectual property and other rights related to Fovista and other anti-PDGF products we may develop.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)

Operating Leases (1)	$4,922	$651	$1,769	$1,761	$741
Total (2)	$4,922	$651	$1,769	$1,761	$741

(1)                       Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)                       This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above and (d) the royalty purchase liability of $83.3 million due to the fact that the royalty payment period is not known.

Under various agreements, we may be required to pay royalties and make milestone payments. These agreements include the following:

•                          Under our acquisition agreement with OSI (Eyetech), Inc., or Eyetech, which agreement is now held by OSI Pharmaceuticals, LLC., or OSI Pharmaceuticals, a subsidiary of Astellas US, LLC, for rights to particular anti-PDGF aptamers, including Fovista, we are obligated to pay to OSI Pharmaceuticals future one-time payments of $12.0 million in the aggregate upon marketing approval in the United States and the European Union of a covered anti-PDGF product. We also are obligated to pay to OSI Pharmaceuticals a royalty at a low single-digit percentage of net sales of any covered anti-PDGF product we successfully commercialize.

•                          Under a license agreement with Archemix Corp., or Archemix, with respect to pharmaceutical products comprised of or derived from any anti-PDGF aptamer, we are obligated to make future payments to Archemix of up to an aggregate of $14.0 million if we achieve specified clinical and regulatory milestones with respect to Fovista, up to an aggregate of $3.0 million if we achieve specified commercial milestones with respect to Fovista and, for each other anti-PDGF aptamer product that we may develop under the agreement, up to an aggregate of approximately $18.8 million if we achieve specified clinical and regulatory milestones and up to an aggregate of $3.0 million if we achieve specified commercial milestones. No royalties are payable to Archemix under this license agreement. From inception through March 31, 2014, we have made payments of approximately $4.8 million resulting from this agreement.

•                          Under a license agreement with Archemix with respect to pharmaceutical products comprised of or derived from anti-C5 aptamers, for each anti-C5 aptamer product that we may develop under the agreement, including Zimura, we are obligated to make future payments to Archemix of up to an aggregate of $57.5 million if we achieve specified development, clinical and regulatory milestones and, as to all anti-C5 products under the agreement collectively, up to an aggregate of $22.5 million if we achieve specified commercial milestones. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under this license agreement. No royalties are payable to Archemix under this license agreement. From inception through March 31, 2014, we have made payments totaling $2.0 million under this agreement.

•                          Under a license, manufacturing and supply agreement with Nektar Therapeutics, or Nektar, for specified pegylation reagents used to manufacture Fovista, we are obligated to make future payments to Nektar of up to an aggregate of $4.5 million if we achieve specified clinical and regulatory milestones, and an additional payment of $3.0 million if we achieve a specified commercial milestone with respect to Fovista. We are obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product we successfully commercialize, with the royalty percentage determined by our level of licensed product sales, the extent of patent coverage for the licensed product and whether we have granted a third-party commercialization rights to the licensed product. We have agreed to pay Nektar a low double-digit percentage of any upfront payment we receive in connection with granting any third-party commercialization rights to a licensed product less certain milestone events the company has previously paid, and a higher double-digit percentage of other specified amounts, such as milestone payments, we receive in connection with any such commercialization agreement, subject to agreed minimum and maximum amounts. From inception through March 31, 2014, we have made approximately $1.8 million in payments resulting from this agreement.

•                          Under our royalty agreement with Novo A/S with respect to Fovista, we are obligated to pay Novo A/S a low to mid-single-digit percentage royalty based on worldwide sales of Fovista, with the royalty percentage determined by the amount of funding provided by Novo A/S. See “—Royalty Financing” above for further information about our royalty agreement with Novo A/S.

We also have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $290.8 million as of March 31, 2014, consisting of cash, money market funds that invest in U.S. Treasury securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2014, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have experienced significant cash outflows in funding our operations.. Our net loss was $20.7 million for the three months ended March 31, 2014 and $4.6 million for the three months ended March 31, 2013. As of March 31, 2014, we had a deficit accumulated during the development stage of $203.7 million. To date, we have not generated any revenues and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, our royalty purchase and sale agreement with Novo A/S our initial public offering, which we closed in September 2013 and our follow-on public offering, which we closed in February 2014. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from our follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Our most advanced product candidates, Fovista and Zimura, are still in clinical development. We expect our expenses to increase substantially as compared to prior periods, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of 1,866 patients for this program, most or all of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura, with an initial focus on the treatment of geographic atrophy, a severe form of dry AMD, and pursue an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  In addition, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.  We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., or Eyetech, which agreement is now held by OSI Pharmaceuticals, LLC, or OSI Pharmaceuticals, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar Therapeutics, or Nektar, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista. See “Business—Acquisition and License Agreements” for more information. Furthermore, we expect to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses, as well as increased insurance premiums.

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

If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Fovista or Zimura, or the development of any of our other product candidates, our expenses could increase.  Our costs will also increase if we increase our investigator fees for our clinical trials or expand the scope of our clinical trials and programs, including, for example, by changing the geographic mix of sites at which patients are enrolled, or to increase other corporate or licensing activities or staffing.

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

•                  obtaining favorable results from our Phase 3 clinical program for Fovista;

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

•                  obtaining adequate coverage and reimbursement for our product candidates, if approved, from governmental and third-party payors;

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

We are a development stage company. We were incorporated and commenced active operations in 2007. Our operations to date have been limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista, Zimura and our other product candidates. We have not yet demonstrated our ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect our expenses to increase substantially as compared to prior periods, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We plan to enroll a total of 1,866 patients for this program, most or all of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need,  pursue the development of Zimura, with an initial focus on the treatment of geographic atrophy, a severe form of dry AMD, and pursue an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  In addition, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for Fovista, including delays in receipt of regulatory clearance to begin our Phase 3 clinical trials in jurisdictions where clearance is required and we have not yet obtained clearance or delays in enrollment of patients. If we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with being a public company, hiring additional personnel and expanding our facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect to obtain initial, top-line data from our Phase 3 clinical program for Fovista in 2016. As of March 31, 2014, we had cash, cash equivalents, and marketable securities of $290.8 million. We believe that our cash, cash equivalents and marketable securities, together with our potential future funding of $41.7 million under our royalty agreement with Novo A/S, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that we receive the full financing amount available under our royalty agreement with Novo A/S on a timely basis. The royalty agreement provides that we will use the remaining proceeds we have received and future proceeds, if any, under this royalty agreement primarily to support clinical development and regulatory activities for Fovista and for certain other permitted purposes. We are planning to spend significant additional funds on our Phase 3 clinical program for Fovista, on our other planned clinical programs, including additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need, an additional planned clinical trial evaluating Zimura for the treatment of geographic atrophy and pursue an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation, and for general corporate purposes and working capital. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials or expand the scope of our clinical trials and programs, including, for example, by changing the geographic mix of sites at which patients are enrolled, or to increase other corporate or licensing activities or staffing.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The potential funding pursuant to our royalty agreement with Novo A/S is subject to enrollment of specified numbers of patients in our Phase 3 clinical trials of Fovista and our satisfying additional closing conditions and other obligations. We do not have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under our royalty agreement with Novo A/S may limit our ability to obtain debt financing.

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

We have invested a significant portion of our efforts and financial resources in the development of Fovista to be administered in combination with anti-VEGF drugs for the treatment of patients with wet AMD. There remains a significant risk that we will fail to successfully develop Fovista. The results of our Phase 2b clinical trial may not be predictive of the results of our Phase 3 clinical program due, in part, to the fact that we have no clinical data on Fovista combination therapy in any clinical trial longer than 24 weeks, that we have modified the methodology used to determine a patient’s eligibility under certain of the inclusion and exclusion criteria for our Phase 3 clinical trials as compared to our Phase 2b clinical trial, that we have no clinical data on the effects of Fovista when administered in combination with Avastin or Eylea and that we plan to conduct our Phase 3 clinical trials at many clinical centers that were not included in our Phase 2b clinical trial.

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

If we are not able to obtain data from our Phase 3 clinical trial evaluating Fovista administered in combination with each of Avastin or Eylea when data from our other two Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis are available, we may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis. If we submit applications for marketing approval for Fovista only in combination with Lucentis, we may determine either to delay seeking approval of Fovista in combination with Avastin or Eylea until after regulatory authorities have considered and acted on our applications for Fovista in combination with Lucentis, or to amend our applications once data from our third Phase 3 clinical trial become available. If we were to delay seeking approval of Fovista in combination with Avastin or Eylea pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from our third Phase 3 clinical trial. Moreover, if we subsequently amend our applications for marketing approval when data from our third Phase 3 clinical trial become available, we may experience further delays in our application process. Additionally, we expect that our Phase 3 clinical trials will continue in accordance with their protocols after we submit applications for marketing approval, and the conclusions of those trials may yield data that are inconsistent with the initial data used to support our applications. Furthermore, we expect to commence additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need during the course of our ongoing Phase 3 clinical development program, and to evaluate Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We are also planning to supply Fovista for other third-party sponsored clinical trials. Adverse safety events or negative or inconclusive efficacy results in any of these trials may impact the progress of our Phase 3 clinical program. In addition, adverse results from any of these additional planned clinical trials would be disclosed in and could negatively impact our applications for marketing approval for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD. As a result of these and other factors, we cannot accurately predict when or if Fovista will prove effective or safe in humans or will receive marketing approval.

In addition, we have invested substantial financial resources in the development of Zimura for the treatment of patients with both dry and wet AMD. There remains a significant risk that we will fail to successfully develop Zimura. We have very limited data from our completed Phase 2a clinical trial evaluating the safety and effectiveness of Zimura for the treatment of dry AMD and our completed Phase 2a clinical trial evaluating the safety and effectiveness of Zimura administered in combination with Lucentis for the treatment of wet AMD. These trials enrolled 47 patients and 60 patients, and neither trial included a control arm. Furthermore, we have no clinical data on the effects of Zimura when administered in combination with both Fovista and an anti-VEGF drug.

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

•                  The primary endpoint of mean change in visual acuity in our Phase 2b clinical trial was measured 24 weeks after the first dose of Fovista. The primary endpoint of mean change in visual acuity in our Phase 3 clinical program will be measured 12 months after the first dose of Fovista. We have no clinical data on Fovista combination therapy in any clinical trial longer than 24 weeks. We have modified the methodology used to determine a patient’s eligibility under certain of the inclusion and exclusion criteria for our Phase 3 clinical trials as compared to our Phase 2b clinical trial. If the positive results we observed at 24 weeks in our Phase 2b clinical trial are not observed at 12 months, we likely will not receive marketing approval for Fovista.

•                  Retrospective subgroup analyses that we performed on the results of our Phase 2b clinical trial may not be predictive of the results of our Phase 3 clinical program. Furthermore, our retrospective analysis of retinal images of subretinal fibrosis from our Phase 2b clinical trial, to date, is based only on our initial assessment of a group of patients who experienced poor visual outcome following treatment with either 1.5 mg of Fovista in combination with 0.5 mg of Lucentis or Lucentis monotherapy in the trial. To date, our analysis is consistent with that of the masked independent reader, although the analysis is ongoing. While we believe that our retrospective analyses further support the results from our primary endpoint and our proposed mechanism of action, retrospective analyses performed after unblinding trial results can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses. Our proposed mechanism of action, in particular, as it relates to the inhibition of subretinal fibrosis, although scientifically rational, may not be supported by our confirmatory analysis of our Phase 2b retinal images or by future clinical trials. Our belief regarding Fovista’s potential, when administered in combination with an anti-VEGF drug, to inhibit subretinal fibrosis and retinal scarring, may change based on such confirmatory analysis, subsequent clinical trials or other factors.

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

The protocols for our Phase 3 clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. The FDA is not obligated to comment on our protocols within any specified time period or at all or to affirmatively clear or approve our Phase 3 clinical program. We have submitted the protocols for our Phase 3 clinical trials to the FDA and have initiated two of the trials in our Phase 3 clinical program in the United States, both of which are evaluating the safety and efficacy of Fovista administered in combination with Lucentis, without waiting for any such comments. We activated initial trial sites in the third trial in this Phase 3 clinical program in the United States in the February 2014. The FDA or other regulatory authorities may request additional information, require us to conduct additional non-clinical trials or require us to modify our proposed Phase 3 clinical program, including its endpoints, patient enrollment criteria or selection of anti-VEGF drugs, to receive clearance to initiate such program or to continue such program once initiated.

Outside the United States, we have made regulatory submissions in selected countries to initiate the two Phase 3 clinical trials of Fovista administered in combination with Lucentis. To date, we have obtained approval in most of these countries and have begun dosing patients in certain of those countries. We plan to submit applications seeking to initiate the third trial of Fovista administered in combination with Avastin or Eylea in the second quarter of 2014. In the European Union, as further described below, in addition to filing in selected countries with national competent authorities responsible for approving clinical trial applications, we have had continuing interactions regarding our planned application for marketing approval with the EMA’s CHMP, which is the committee responsible for preparing opinions on questions concerning medicines for human use. The national competent authorities may follow the advice described below of the CHMP that we consider toxicity studies with Fovista administered in combination with Avastin or Eylea prior to initiating our corresponding Phase 3 clinical trial.

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

In the first quarter of 2014, we received written confirmation from the CHMP on these issues. The CHMP is in agreement with our plan to use the dosing schedule approved for Eylea in the European Union as the dosing schedule in our Phase 3 clinical trial for Fovista administered in combination with Eylea so that no bridging study will be needed for this combination. The CHMP has also agreed with our plan for monthly dosing in the first year in both of our Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis and, for one of these trials, to slightly modify the dosing regimen in the second year so that it is consistent with the dosing schedule approved for Lucentis in the European Union. The dosing schedule for the second year in the other trial evaluating Fovista administered with Lucentis remains unchanged. Accordingly, no bridging study will be needed and our anticipated timing and overall expense of our Phase 3 clinical plan, including our plan to have initial, top-line data from our Phase 3 clinical program for Fovista available in 2016, remains unchanged. We also anticipate that our existing cash and cash equivalents and potential funding under our royalty agreement with Novo A/S will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2016.

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

•                  the ability of current technology to adequately define the disease state;

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

If Fovista, Zimura or any other of our product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Although Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 clinical trial and our Phase 2b clinical trial, we have no clinical safety data on patient exposure to Fovista administered in combination with Lucentis for longer than 24 weeks, and we have no clinical safety data on the effects of Fovista when administered in combination with Avastin or Eylea. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound. Our Phase 3 clinical program for Fovista involves the administration of Fovista in combination with anti-VEGF drugs, and the safety results of our trials are dependent, in part, on the safety and tolerability of the anti-VEGF drug administered in combination with Fovista. Avastin is not approved for the treatment of wet AMD, and according to third-party clinical studies, may be associated with a greater risk of serious adverse events or undesirable side effects as compared to Lucentis. Furthermore, we have very limited data regarding the safety and efficacy of Zimura for the treatment of geographic atrophy. In addition, we have no clinical data on the effects of Zimura when administered in combination with both Fovista and an anti-VEGF drug.

Even if Fovista, Zimura or any other product candidate that we develop receives marketing approval, such product candidate may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for any of our products and product candidates may be smaller than we estimate.

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

There are also a number of products in preclinical research and clinical development by third parties to treat wet AMD, including product candidates that inhibit the function of platelet derived growth factor, or PDGF, the molecule whose function Fovista also inhibits, product candidates that inhibit the function of both VEGF and PDGF that could obviate the separate use of an anti-PDGF agent, such as Fovista, and anti-VEGF gene therapy products that may substantially reduce the number and frequency of intravitreal injections when treating wet AMD. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Regeneron Pharmaceuticals, Inc., which is working in collaboration with Bayer HealthCare, Allergan, Inc., Xcovery Vision LLC, Santen, Neurotech Pharmaceuticals, Inc., Avalanche Biotechnologies, Inc., Somalogic, Inc., and others. In addition, other companies are undertaking efforts to develop technologies to allow for a less frequent dosing schedule for anti-VEGF therapies that are currently in use. If such technologies are successfully developed and approved for use, we may need to conduct additional clinical trials of Fovista using a less frequent dosing schedule than the dosing schedule we are currently using in our ongoing Phase 3 clinical program. Any such trials may not be successful.

Moreover, there are a number of products in preclinical research and clinical development by third parties to treat dry AMD, including product candidates that are designed to suppress inflammation, such as complement system inhibitors and coricosteroids, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular enhancers. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes. In particular, with respect to complement system inhibition, these companies include Genentech, Novartis’s Alcon division, Alexion Pharmaceuticals, Inc. and MophoSys. Moreover, we are aware that the following companies are pursuing the clinical development of ophthalmic product candidates with other mechanisms of action for the treatment of dry AMD: Alimera Sciences, Acucela, Colby Pharmaceuticals, Allergan, Pfizer, GlaxoSmithKline and Macuclear.

See “Business—Competition” in our Annual Report on Form 10-K for 2013, filed with the SEC on March 11, 2014, for more information regarding potential competitive products.

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

We have no experience manufacturing the chemically synthesized aptamers comprising the active pharmaceutical ingredients, or API, of Fovista or Zimura at commercial scale. We currently rely on a single third-party manufacturer to supply us with API, also referred to as drug substance, for both Fovista and Zimura and a different, single third-party manufacturer to provide fill-finish services for both Fovista and Zimura. Other than our arrangement with respect to our clinical supply of Fovista API, all of our manufacturing arrangements are on a purchase order basis. In order to obtain regulatory approval for Fovista or Zimura, these third-party manufacturers will be required to consistently produce the API used in Fovista or Zimura in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so. This is referred to as process validation. If the third-party manufacturers are unable to satisfy this requirement, our business will be materially and adversely affected.

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

•                  the inability of sales personnel to obtain access to adequate numbers of physicians who may prescribe our products;

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

We currently rely exclusively on a single third-party manufacturer to provide clinical supplies of both Fovista drug substance and Zimura drug substance. We also engage a single third-party manufacturer to provide fill-finish services for clinical supplies of both Fovista and Zimura. Other than our arrangement with respect to our clinical supply of Fovista drug substance, we obtain these supplies and services from each of these manufacturers on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for either Fovista or Zimura or for fill-finish services. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for Fovista or Zimura or for fill-finish services. The prices at which we are able to obtain supplies of drug substance for Fovista or Zimura and fill-finish services may vary substantially over time and adversely affect our financial results. Furthermore, we currently rely on sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill-finish of each of Fovista and Zimura.

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

Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same active pharmaceutical ingredient as Fovista, Zimura or any of our other product candidates would limit our ability to generate revenue from the sale of Fovista, Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Fovista, Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same active pharmaceutical ingredient as Fovista, Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any other of our patents covering Fovista’s or Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same active pharmaceutical ingredient as Fovista or Zimura in combination with any anti-VEGF drug, even if such use infringes any of our method-of-treatment patents.

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

We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the area of clinical development. Between January 1, 2013 and March 31, 2014, we hired more than half of our 39 employees. We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to stockholders for approval.

As of March 31, 2014, our executive officers, directors and principal stockholders and their affiliates, in the aggregate, beneficially owned shares representing approximately 66.5% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

A significant portion of our total outstanding shares  may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2014, we had outstanding 33,324,766 shares of common stock. Of these shares, approximately 22,658,000 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including, for example, shares sold in our initial public offering or our follow-on public offering, may be resold in the public market without restriction unless purchased by our affiliates. Additionally, approximately 21,313,000 shares, almost all of which are restricted securities under Rule 144, were subject to lock-up agreements entered into in connection with our recent follow-on public offering but are now able to be sold following the expiration of the lock-up agreements on May 12, 2014. Moreover, holders of an aggregate of approximately 21,216,000 shares of our common stock, including shares issuable pursuant to outstanding warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, subject to waiver or expiration of the applicable lock-up agreements. In October 2013 and January 2014, we filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. As of March 31, 2014, we had outstanding options to purchase an aggregate of approximately 3,726,000 shares of our common stock, of which options to purchase approximately 1,071,000 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with our public offerings.

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

We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. We expect to continue, in our public reporting, to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

On September 30, 2013, we closed our initial public offering of 8,740,000 shares of our common stock, including 1,140,000 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $22.00 per share for an aggregate offering price of approximately $192.3 million. The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190643), which was declared effective by the SEC on September 24, 2013.

We received aggregate net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

As of March 31, 2014, we have used approximately $8.3 million of the net proceeds from initial public offering as follows:

•      approximately $6.0 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

•      approximately $2.3 million for working capital and other general corporate purposes.

We have not used any of the net proceeds from our initial public offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our common stock or to any affiliate of ours. We have invested the remaining net proceeds from initial public offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 5. Other Information.

On April 18, 2014, we entered into a third amendment of lease with One Penn Plaza LLC, as landlord, amending our Lease Agreement, dated as of September 30, 2007, between the Company and One Penn Plaza LLC, as previously supplemented and amended.  The lease amendment provides for an expansion of the office space to be made available to us under our lease at One Penn Plaza, New York, NY, by approximately 3,177 square feet, bringing the total office space available under the lease to approximately 10,100 square feet.  We intend to use the expanded office space for corporate and commercial functions. The expanded office space will be available to us following the completion of construction being performed by the landlord.  The lease expires in 2020, and is subject to an early termination right, which, if exercised, would trigger a termination payment by us of approximately $539,000.  We have agreed to pay aggregate rental fees of approximately $4.6 million over the term of the lease, approximately $1.1 million of which is attributable to the expansion provided for under the recent lease amendment.  We are also liable for taxes, operating expenses and utility and other charges related to the leased premises.  We have provided the landlord with a letter of credit in an amount of approximately $138,000 to secure our obligations under the lease.  A copy of the lease, as amended through the date of this Quarterly Report on Form 10-Q, is filed as an Exhibit to this report.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPHTHOTECH CORPORATION

Date: May 13, 2014	By:	/s/ Bruce A. Peacock
Bruce A. Peacock
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

Lease Agreement, dated as of September 30, 2007, between the Registrant and One Penn Plaza LLC, as the same has been supplemented by agreement dated March 12, 2013, and amended by the Amendment of Lease, dated as of August 30, 2013, the Second Amendment of Lease, dated as of January 7, 2014 and the Third Amendment of Lease, dated as of April 18, 2014

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

*  Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheet at December 31, 2013 and March 31, 2014 (unaudited), (ii)  Statement of Operations (unaudited) for the three month period ended March 31, 2014 and 2013 and for the period from inception (January 5, 2007) through March 31, 2014, (iii)  Statement of Cash Flows (unaudited) for the three month period ended March 31, 2014 and 2013 and for the period from inception (January 5, 2007) through March 31, 2014 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.