Form 10-Q
period 2014-06-30
Ophthotech Corp.
filed 2014-08-06
CIK 1410939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2014 there were 33,486,578 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our product development plans, strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward- looking statements. The words “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  the timing, costs, conduct and outcome of our Phase 3 clinical trials of Fovista administered in combination with anti-VEGF drugs for the treatment of wet age-related macular degeneration, or AMD, including statements regarding the timing and the availability of, and the costs to obtain, initial top-line results from, and the completion of such trials and the timing of regulatory filings;

•                  our plans to further evaluate the potential benefit of Fovista in wet AMD in other clinical trials, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of initial results from, and the completion of related clinical trials;

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

•                  the timing of and our ability to obtain marketing approval of Fovista, Zimura and other product candidates we may develop, and the ability of Fovista, Zimura and other product candidates we may develop to meet existing or future regulatory standards;

•                  our ability to maintain a successful collaborative relationship with Novartis Pharma AG, including the ability to achieve potential milestone payments;

•                  the potential advantages of Fovista and Zimura;

•                  the rate and degree of potential market acceptance and clinical utility of Fovista and Zimura;

•                  our estimates regarding the potential market opportunity for Fovista and Zimura;

•                  the potential receipt of revenues from future sales of Fovista and Zimura;

•                  our sales, marketing and distribution capabilities and strategy;

•                  our ability to establish and maintain arrangements for manufacture of Fovista, Zimura and other product candidates we may develop;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OPHTHOTECH CORPORATION

Unaudited Balance Sheets

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$248,498	$210,596
Available for sale securities	188,733	—
Prepaid expenses and other current assets	4,087	6,804
Deferred tax assets	837	—
Total current assets	442,155	217,400
Available for sale securities	15,255	—
Property and equipment, net	826	27
Deferred tax assets, non-current	19,635
Security deposits	255	255
Total assets	$478,126	$217,682

Liabilities and Stockholders’ Equity
Current liabilities
Accrued clinical drug supplies and trial costs	$1,783	$2,485
Accounts payable and accrued expenses	4,039	3,810
Income tax payable	29,540	—
Total current liabilities	35,362	6,295
Deferred revenue, long-term	200,000	—
Royalty purchase liability	83,333	41,667
Total liabilities	318,695	47,962

Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 33,452,008 and 31,413,208 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	33	31
Additional paid-in capital	415,604	352,739
Accumulated deficit	(256,231)	(183,050)
Accumulated other comprehensive income	25	—
Total stockholders’ equity	159,431	169,720
Total liabilites and stockholders’ equity	$478,126	$217,682

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs and expenses:
Research and development	$34,707	$4,345	$49,084	$6,734
General and administrative	7,570	3,242	13,919	4,980
Total costs and expenses	42,277	7,587	63,003	11,714
Loss from operations	(42,277)	(7,587)	(63,003)	(11,714)
Interest income (expense)	72	(1,097)	116	(1,454)
Loss on extinguishment of debt	—	(1,196)	—	(1,196)
Other loss	—	(126)	—	(260)
Net loss before income tax provision	(42,205)	(10,006)	(62,887)	(14,624)
Income tax provision	(10,294)	—	(10,294)	—
Net loss	(52,499)	(10,006)	(73,181)	(14,624)
Add: accretion of preferred stock dividends	—	(1,858)	—	(3,600)
Net loss attributable to common stockholders	$(52,499)	$(11,864)	$(73,181)	$(18,224)
Net loss attributable to common stockholders per share :
Basic and diluted	$(1.57)	$(8.07)	$(2.23)	$(12.40)
Weighted average common shares outstanding:
Basic and diluted	33,373	1,470	32,830	1,470

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements Comprehensive Loss

(in thousands)

	Three Months Ended June,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(52,499)	$(10,006)	$(73,181)	$(14,624)
Other comprehensive income:
Unrealized gain on available for sale securities, net of taxes	7	—	25	—
Other comprehensive income	7	—	25	—
Comprehensive loss	$(52,492)	$(10,006)	$(73,156)	$(14,624)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2014	2013

Operating Activities
Net loss	$(73,181)	$(14,624)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	43	10
Amortization of debt issuance costs	—	88
Accretion of debt discount	—	87
Amortization of premium and discounts on investment securities	802	—
Non-cash change in fair value of warrant liability	—	260
Loss on extinguishment of debt	—	1,196
Deferred tax provision	(19,246)	—
Share-based compensation	5,912	460
Excess tax benefits from share-based compensation	(1,244)	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	2,717	(62)
Accrued interest receivable	78	—
Accrued clinical drug supplies and trial costs	(702)	1,088
Accounts payable and accrued expenses	229	1,062
Income tax payable	29,540	—
Deferred revenue	200,000	—
Net cash provided by (used in) operating activities	144,948	(10,435)
Investing Activities
Purchase of marketable securities	(244,824)	—
Maturities of marketable securities	40,000	—
Purchase of property and equipment	(842)	—
Net cash used in investing activities	(205,666)	—
Financing Activities
Payment of debt issuance costs	—	(43)
Proceeds from issuance of common stock	300	—
Proceeds from follow-on public offering, net	55,409	—
Excess tax benefits from share-based compensation	1,244	—
Repayment of venture debt facility, net	—	(12,005)
Proceeds from issuance of preferred stock, net	—	16,365
Proceeds from royalty purchase agreement	41,667	41,667
Net cash provided by financing activities	98,620	45,984
Net change in cash and cash equivalents	37,902	35,549
Cash and cash equivalents
Beginning of period	210,596	4,305
End of period	$248,498	$39,854
Supplemental disclosure of cash paid
Interest	$—	$1,524
Income Taxes	$—	$—
Supplemental disclosures of cash flow information
Accreted dividends on Series A, Series A-1, Series of B, B-1 and Series C Preferred Stock	$—	$3,600

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

Liquidity

Since the Company’s inception, it has experienced significant cash outflows in funding its operations. The Company reported a net loss of $73.2 million for the six months ended June 30, 2014 and $14.6 million for the six months ended June 30, 2013.  As of June 30, 2014, the Company had an accumulated deficit of $256.2 million. To date, the Company has not generated any revenue from product sales and has financed its operations primarily through private placements of its preferred stock, venture debt borrowings, its royalty purchase and sale agreement with Novo A/S (the “Novo Agreement”), its initial public offering (“IPO”), which closed on September 30, 2013, a follow-on public offering, which closed on February 18, 2014, and its license and commercialization agreement with Novartis Pharma AG (the “Novartis Agreement”), which it entered into on May 19, 2014. The Company issued and sold an aggregate of 8,740,000 shares of common stock in its IPO at a public offering price of $22.00 per share.  The Company received net proceeds from the IPO of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses. On February 18, 2014, the Company closed a follow-on public offering of 2,628,571 shares of common stock at a public offering price of $31.50 per share of common stock. The Company sold 1,900,000 shares and 728,571 shares were sold by selling stockholders. Net proceeds to the Company were approximately $55.4 million, after deducting underwriting discounts and commissions and other offering expenses. In May 2014, the Company received an upfront payment of $200.0 million in connection with a licensing and commercialization agreement with Novartis for the rights to commercialize Fovista, a product candidate currently in Phase 3 clinical trials, outside the United States. In connection with the receipt of the payment from Novartis, the Company made a milestone payment in June 2014 of approximately $19.8 million under one of its agreements.  The Company currently estimates that it will make income tax payments of approximately $29.5 million during the second half of 2014 relating to taxable income that resulted from the receipt of the $200.0 million upfront payment from Novartis and $41.7 million in proceeds from the Novo Agreement.   The Company has devoted substantially all of its financial resources and efforts to research and development and expects to continue to incur significant expenses and losses over the next several years. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

To fully execute its business plan, the Company will need to complete certain research and development activities and clinical trials. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities will span many years and require substantial expenditures to complete and may ultimately be unsuccessful. The Company expects to obtain initial, top-line data from its Phase 3 clinical program for Fovista in 2016. As of June 30, 2014, the Company had cash, cash equivalents, and marketable securities of $452.5 million. The Company also had $318.7 million in total liabilities as of June 30, 2014, including long-term liabilities of $283.3 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement. The Company believes its cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements, as currently planned, through the end of 2017.

The current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and substantial expenditures to complete the Phase 3 clinical program will be required after the expected receipt of initial, top-line data and to fund the Company’s other development programs. The Company expects to continue to experience significant cash outflows until such time, if ever, as it can generate substantial product revenues. These cash outflows may be in excess of the Company’s existing capital resources and the Company may need to finance its cash needs through a combination of equity and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. There can be no assurance that such funds will be available, or if available, on terms favorable to the Company. The Company faces the normal risks associated with a pre-commercial company, including but not limited to the risk that the Company’s research and development activities will not be successfully completed, that adequate patent protection for the Company’s technology will not be obtained, that any products developed will not obtain necessary government regulatory approval and that any approved products will not be commercially viable. In addition, the Company operates in an environment of rapid change in technology, substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and its consultants. The Company’s capital requirements will depend on many factors, including the success of its development and commercialization of its product candidates and whether it pursues the acquisition or in-licensing and subsequent development of additional product candidates. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never achieve sufficient sales revenue to achieve or maintain profitability.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2013 balance sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2013, as filed with the Securities and Exchange Commission on March 11, 2014.

In the opinion of management, the unaudited financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results or operations and cash flows. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s Balance Sheets and the amount of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, accounting for share-based compensation, accounting for research and development costs and accounting for income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Available for Sale Securities

The Company considers securities with original maturities of greater than three months to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary.

Revenue Recognition

To date, the Company has not generated any revenue. In the future, the Company may generate revenues from a combination of product sales and license fees, milestone payments and research and development activity-related payments and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to certain of the Company’s technology and products, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

When evaluating multiple element arrangements, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. The Company uses BESP to estimate the selling price for licenses to the Company’s proprietary technology, since the Company often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes BESP to determine the estimated selling price of a license to the Company’s proprietary technology, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating the Company’s best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

When management believes the license to its intellectual property and products has stand-alone value, the Company generally recognizes revenue attributed to the license upon delivery. When management believes such a license does not have stand-alone value from the other deliverables to be provided in the arrangement, the Company generally recognizes revenue attributed to the license on a straight-line basis over the Company’s contractual or estimated performance period, which is typically the term of the Company’s research and development obligations. If management cannot reasonably estimate when the Company’s performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

At the inception of arrangements that include milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

The Company aggregates its milestones into three categories: (i) clinical and development milestones, (ii) regulatory milestones, and (iii) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

Revenues from clinical and development and regulatory milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, are recognized upon successful accomplishment of the milestones. With regard to the Novartis Agreement, the Company has concluded that the clinical and development milestones and certain regulatory milestones are not substantive and that the regulatory approval milestones are substantive. Milestones payments received that are not considered substantive are included in the allocable arrangement consideration and are recognized as revenue in proportion to the relative-selling price allocation established at the inception of the arrangement. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and available for sale securities. The Company maintains its cash in bank accounts, which, at times exceed federally insured limits. The Company maintains its cash equivalents in U.S. Treasury securities with maturities less than three months and in money market funds that invest primarily in U.S. Treasury securities.

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

Property and Equipment

Property and equipment, which consists mainly of furniture and fixtures, computers and other equipment, and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally five to ten years, using the straight-line method.

Research and Development

Research and development expenses consist of costs associated with the development and clinical testing of Fovista, an anti-Platelet Derived Growth Factor (“PDGF”) aptamer the Company is developing for use in combination with anti-VEGF drugs for treatment of wet age-related macular degeneration, or wet AMD, and Zimura, an inhibitor of complement factor C5 the Company is developing with a focus on treatment of patients with geographic atrophy, a severe form of dry AMD. Research and development expenses consist of:

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

The Company anticipates that it will continue to incur significant research and development expenses in connection with conducting its pivotal Phase 3 clinical program for Fovista and if such trials are successful, seeking marketing approval for Fovista. The Company also anticipates that its research and development expenses will increase as a result of its plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura in patients with geographic atrophy in late 2014 or early 2015. In addition, the Company also expects its research and development expenses to increase as it further evaluates the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need, and pursues an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. The Company expects these expenses to increase as patient enrollment increases in these trials.

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740-10, Income Taxes-Overall. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company’s U.S. federal net operating losses have occurred since its inception in 2007 and as such, tax years subject to potential tax examination could apply from that date because carrying-back net operating loss opens the relevant year to audit.

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

The Company estimates the fair value of stock options granted to employees on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, the Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the options granted by the Company. The Company’s computation of expected term is determined using the “simplified” method which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the “simplified” method of estimating the expected exercise term of employee stock option grants. The Company has paid no dividends to stockholders. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.

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

Share-based compensation expense includes stock options and restricted stock units granted to employees and non-employees and has been reported in the Company’s Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$1,945	$262	$3,607	$330
General and administrative	1,238	90	2,305	130
Total	$3,183	$352	$5,912	$460

JOBS Act

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  The Company has elected to delay the adoption of such new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to the financial statements of other public companies. Commencing January 1, 2015, the Company will no longer qualify for such status and will need to comply with all new or revised accounting standards applicable to other public companies. The Company does not expect this prospective change in status to have a material impact on the Company’s 2015 financial position or results of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Stands Update No. 2014-09,”Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09.  The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In June 2014, the FASB issued Accounting Stands Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810 Consolidation” (“ASU 2014-10”).  The objective of the amendments in ASU No. 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities.  The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and elected early adoption of ASU 2014-10 for this filing.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The amendments in ASU 2013-02 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective for public companies on a prospective basis for fiscal years beginning after December 15, 2012 and for new public companies and for non-public companies for reporting periods beginning after December 15, 2013. The Company adopted this pronouncement on January 1, 2014. The Company has not reclassified any components of comprehensive income into net income for the periods presented. ASU 2013-02 requires only additional presentation and as such, there was no impact to the Company’s results of operations or financial position upon adoption.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic and diluted net loss per common share calculation:
Net loss	$(52,499)	$(10,006)	$(73,181)	$(14,624)
Accretion of preferred stock dividends	—	(1,858)	—	(3,600)
Net loss attributable to common share	$(52,499)	$(11,864)	$(73,181)	$(18,224)
Weighted average common shares outstanding	33,373	1,470	32,830	1,470
Net loss per share of common stock - basic and diluted	$(1.57)	$(8.07)	$(2.23)	$(12.40)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Redeemable convertible preferred stock	—	18,094	—	18,094
Stock options	3,851	2,151	3,851	2,151
Warrants	27	101	27	101
Restricted stock units	25	—	25	—
Total	3,903	20,346	3,903	20,346

5.                       Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $4.5 million and $6.8 million at June 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents at June 30, 2014 and December 31, 2013 also included investments of $244.0 million and $203.8 million, respectively, in U.S. Treasury securities with original maturities of less than three months and in money market funds that invest in U.S. Treasury Securities.

At June 30, 2014, the Company held available for sale securities with a fair value totaling $204.0 million. These available for sale securities consisted of U.S. Treasury securities. At June 30, 2014, $188.7 million of the available for sale securities had maturities less than one year, and $15.3 million had maturities of greater than one year. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of June 30, 2014. As of December 31, 2013, the Company did not hold any available for sale securities.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2014
	Cost	Fair Value	Carrying Value	Unrealized Gain (Loss)

U.S. Treasury securities - maturities < 1 year	$188,689	$188,733	$188,733	$44
U.S. Treasury securities - maturities > 1 year	$15,256	$15,255	$15,255	$(1)
Total	$203,945	$203,988	$203,988	$43

6.                       Licensing and Commercialization Agreement with Novartis Pharma AG

On May 19, 2014, the Company entered into a Licensing and Commercialization Agreement with Novartis Pharma AG (the “Novartis Agreement”).  Under the Novartis Agreement, the Company granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by the Company to manufacture, from bulk active pharmaceutical ingredient supplied by the Company, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States (the “Novartis Territory”). The Company has agreed to use commercially reasonable efforts to complete its ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF product to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted the Company options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis.  The Company and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that the Company or Novartis may conduct, including for use by the other in regulatory filings in its territory. The Company has agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from the Company, its clinical and commercial requirements for the bulk active pharmaceutical ingredient in Fovista for use in licensed products in the Novartis Territory.  The Company has agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

Novartis paid the Company a $200.0 million upfront fee upon execution of Novartis Agreement.  Novartis is also obligated to pay the Company up to an aggregate of $130.0 million if the Company achieves specified patient enrollment milestones for its ongoing pivotal Phase 3 clinical program for Fovista, and up to an aggregate of an additional $300.0 million upon achievement of specified regulatory approval milestones, including reimbursement approval, in certain countries in the Novartis Territory.  In addition, Novartis has agreed to pay the Company up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay the Company royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes.  The Company will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country.

Novartis has agreed to pay the Company’s manufacturing costs plus a specified percentage margin for supplies of the bulk active pharmaceutical ingredient in Fovista that the Company supplies to Novartis.  If the Company or Novartis exercises each of their respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs.  If the Company exercises its option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, the Company will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs.  The Company and Novartis will also need to negotiate and agree on financial and other terms that would apply to such rights. If the Company exercises its option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, the Company will be obligated to either enter into a supply agreement with Novartis under which the Company will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to the Company, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of the Company’s net sales of such products.

The Company has retained control over the design and execution of its pivotal Phase 3 clinical program for Fovista and remains responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF agent to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials in the Novartis Territory following the effective date of the Novartis Agreement.  Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement.   Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, excluding regulatory filing fees in the European Union for the standalone Fovista product, for which the Company will be responsible.

The Novartis Agreement, unless earlier terminated by the Company or Novartis, will expire upon the expiration of Novartis’s obligation to pay the Company royalties on net sales of licensed products.  The Company and Novartis each may terminate the Novartis Agreement if the other party materially breaches the agreement and does not cure such breach within a specified cure period, if the other party experiences any specified insolvency event, if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions.  Novartis may terminate the Novartis Agreement at any time without cause, or within a specified period after a change in control of the Company, as defined in the Novartis Agreement, or for specified safety reasons, effective at the end of a specified period following Novartis’s written notice to the Company of Novartis’s election to terminate the agreement.  The Company may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti-PDGF product in the Novartis Territory as more fully described below. If the Company elects to terminate the Novartis Agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, the Company will be required to pay a substantial termination fee, with the specific amount of such fee determined based on the effective date of the termination. Following any termination, all rights to Fovista that the Company granted to Novartis, including, without limitation, the right to commercialize standalone Fovista products in the Novartis Territory, will revert to the Company, Novartis will perform specified activities in connection with transitioning to the Company the rights and responsibilities for the continued development, manufacture and commercialization of the standalone Fovista product for countries in the Novartis Territory, and the parties will cooperate on an orderly wind down of development and commercialization activities for other licensed products in the Novartis Territory.

Novartis has agreed to specified limitations on its ability to in-license, acquire or commercialize any anti-PDGF product that does not contain Fovista (an “Alternative Anti-PDGF Product”) in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to the Company in the United States under specified option conditions.  If the Company exercises its option, the Company will be obligated to make certain payments to Novartis, including specified milestone and royalty payments.  The amounts of such payments will vary based on the product’s stage of clinical development at the time the Company exercise its option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, the Company will, subject to specified limitations, have the option to terminate the Novartis Agreement, convert Novartis’s exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis.  If the Company elects to terminate the Novartis Agreement, Novartis will, subject to specified limitations, be required to pay to the Company, certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the Novartis Agreement.

Activities under the licensing and commercialization Novartis Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)) to determine if they represented a multiple element revenue arrangement. The Novartis Agreement includes the following deliverables: (1) an exclusive license to commercialize Fovista outside the United States (the “License Deliverable”); (2) the performance obligation to conduct research and development activities related to the Phase 3 Fovista clinical trials and certain Phase 2 trials for Fovista (the “R&D Activity Deliverable”); and (3) the Company’s obligation to participate on the joint operating committee established under the terms of the Novartis Agreement and related subcommittees (the “Joint Operating Committee Deliverable”). Novartis has the right, subject to the certain approval rights of the Company, to sublicense the exclusive royalty-bearing license to commercialize Fovista in the Novartis Territory. The Company’s obligation to provide access to clinical and regulatory information as part of the License Deliverable includes the obligation to provide access to all clinical data, regulatory filings, safety data and manufacturing data to Novartis which is necessary for commercialization of Fovista in the Novartis Territory. The R&D Activity Deliverable includes the right and responsibility for the Company to conduct the Phase 3 Fovista clinical program and other studies of Fovista in the Novartis Territory which are necessary or desirable for regulatory approval or commercialization of Fovista. The Joint Operating Committee Deliverable includes the obligation to participate in the Joint Operating Committee and related subcommittees at least through the first anniversary of regulatory approval in the European Union. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Novartis. Accordingly, each unit will be accounted for separately.

The Novartis Agreement provides that, if the Company elects to terminate the Novartis Agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, the Company will be required to pay a substantial termination fee, with the specific amount of such fee determined based on the effective date of the termination. The Company has concluded that this termination provision constitutes a contingent event that is unknown at the inception of the agreement. As such, the Company has recorded the $200.0 million upfront payment in deferred revenue, long-term until such time that the contingency related to this termination provision is resolved. The Company believes the enrollment milestones and certain of the regulatory milestones that may be achieved under the Novartis Agreement do not meet the recognition criteria within the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and therefore, payments received for the achievement of the enrollment milestones in excess of the termination fee will be included in the allocable arrangement consideration and allocated to the deliverables based upon BESP using the relative selling price method.

The Company believes the remaining regulatory approval milestones that may be achieved under the Novartis Agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when the applicable milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

7.                       Royalty Agreement with Novo A/S

In May 2013, the Company entered into a Purchase and Sale Agreement with Novo A/S, which is referred to as the Novo Agreement and which provides for the Company to sell, and Novo A/S to purchase, the right, title, and interest in a portion of the revenues from the sale of (a) Fovista, (b) Fovista-Related Products, and (c) Other Products (each as defined in the Novo Agreement), calculated as low to mid-single digit percentages of net sales.

The Novo Agreement provides for up to three separate purchases for a purchase price of $41.7 million each, at a first, second and third closing, for an aggregate purchase price of $125.0 million. In each purchase, Novo A/S acquires rights to a low single digit percentage of net sales. If all royalty interests under the Novo Agreement are purchased, Novo A/S will have a right to receive royalties on net sales at a mid-single digit percentage.

In each of May 2013 and January 2014, the Company received cash payments of $41.7 million, $83.3 million in the aggregate, for the royalty entitlement related to each of the first and second closing on the date of the Novo Agreement. The Company may elect to receive cash proceeds for the third purchase upon the satisfaction of certain triggers and conditions detailed in the Novo Agreement, none of which have occurred prior to the date of these financial statements.

The royalty payment period covered by the Novo Agreement begins on commercial launch and ends, on a product-by-product and country-by-country basis, on the latest to occur of (i) the 12th anniversary of the commercial launch, (ii) the expiration of certain patent rights and (iii) the expiration of the regulatory exclusivity for each product in each country.

Under the terms of the Novo Agreement, the Company is not required to reimburse or otherwise compensate Novo A/S through any means other than the agreed royalty entitlement. In addition, the Company does not, under the terms of the Novo Agreement, have the right or obligation to prepay Novo A/S in connection with a change of control of the Company or otherwise.

The proceeds from the first and second financing tranches under the Novo Agreement were recorded as a liability on the Company’s Balance Sheet as of June 30, 2014, in accordance with ASC Topic 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

The Novo Agreement requires the establishment of a Joint Oversight Committee in the event that Novo A/S does not continue to have a representative on the Company’s board of directors. The Joint Oversight Committee would have responsibilities that include “discussion and review” of all matters related to Fovista research, development, regulatory approval and commercialization, but there is no provision either implicit or explicit that gives the Joint Oversight Committee or its members decision-making authority.

Proceeds of $41.7 million received in 2014 from Novo A/S under the Novo Agreement will be reported as revenue for income tax purposes in 2014.

8.                       Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2014 and December 31, 2013, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position and the fact the Company has reported tax losses since inception.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and impacted by the Company’s ability to carryback losses to previous years in which the Company had taxable income.  In connection with the $41.7 million the Company received from Novo A/S in January 2014 and the $200.0 million the Company received from Novartis in May 2014, a portion of which has been deferred for income tax purposes, the Company is currently projecting taxable income in 2014, after taking into account the utilization of its federal net operating losses totaling $86.0 million from prior years. As such, the Company currently estimates that it will make income tax payments of approximately $29.5 million during the second half of 2014. Due to the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized.

Deferred tax assets relating to employee share-based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Although certain of these deductions were reported on the corporate tax returns and increased net operating losses, these related tax benefits were not recognized for financial reporting purposes. The Company has unrealized excess tax benefits related to stock based compensation costs of $1.2 million that it expects to credit to stockholder’s equity in future periods.

The Company’s federal, state, and local net operating loss carryforwards of approximately $86.0 million are expected to be utilized in 2014. Utilization of the net operating losses and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and general business tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed a study to determine whether it had undergone an ownership change since the Company’s inception. The Company concluded that it had not undergone an ownership change and the Company expects that it will have the ability to utilize its net operating loss carryforwards against taxable income in 2014.

9.                       Fair Value Measurements

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in U.S. Treasury money market funds*	$62,007
Investments in U.S. Treasury securities with maturities < three months*	$181,946
Investments in U.S. Treasury securities with maturities < 1 year	$188,733
Investments in U.S. Treasury securities with maturities > 1 year	$15,255

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

*                                Investments in U.S. Treasury money market funds and U.S. Treasury securities with maturities less than three months are reflected in cash and cash equivalents in the accompanying Balance Sheets.

10.                Stock Option and Compensation Plans

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

In August 2013, the Company’s board of directors adopted and the Company’s stockholders approved the 2013 stock incentive plan (the “2013 Plan”), which became effective immediately prior to the closing of the Company’s initial public offering. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock-based awards. Upon effectiveness of the 2013 Plan, the number of shares of the Company’s common stock that were reserved for issuance under the 2013 Plan was the sum of (1) such number of shares (up to approximately 3,359,641 shares) as is equal to the sum of 739,317 shares (the number of shares of the common stock then available for issuance under the 2007 Plan), and such number of shares of the Company’s common stock that are subject to outstanding awards under the 2007 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (2) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until, and including, the fiscal year ending December 31, 2023, equal to the lowest of 2,542,372 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by its board of directors. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2013 Plan. However, incentive stock options may only be granted to employees of the Company.

In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,257,000 shares, effective as of January 1, 2014. As of June 30, 2014, the Company had approximately 3,851,000 stock options and approximately 25,000 restricted stock units outstanding under the 2013 Plan and approximately 499,000 shares available for grant under the 2013 Plan.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and six months ended June 30, 2014 and 2013, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Cash Proceeds from options exercised	$289	$—	$300	$—
Aggregate intrinsic value of options exercised	$2,730	$—	$3,099	$—

A summary of the stock options outstanding and exercisable as of June 30, 2014 is as follows:

		As of June 30, 2014
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	1,711	7.3	$4.99	1,060	$3.07
$10.04-$20.00	601	9.0	$13.37	79	$13.22
$20.01-$30.00	185	9.3	$25.75	3	$27.63
$30.01-$43.90	1,354	9.6	$31.93	15	$34.20
	3,851			1,157

Aggregate Intrinsic Value	$98,373			$44,077

In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $2.8 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively.   In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $5.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $36.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards to employees, which are expected to be recognized over a remaining weighted average period of 3.3 years.

In connection with stock options awards granted to consultants, the Company recognized approximately $0.3 million and $0.1 million, in share-based compensation expense during the three months ended June 30, 2014 and 2013, respectively.  In connection with stock options awards granted to consultants, the Company recognized approximately $0.5 million and $0.1 million, in share-based compensation expense during the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, there was approximately $3.7 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option award granted to consultants which are expected to be recognized over a remaining weighted average period of 3.2 years.

In connection with restricted stock units granted to employees, the Company recognized share-based compensation of approximately $0.1 million in the three and six month periods ended June 30, 2014. The Company did not recognize any share-based compensation expense related to restricted stock units during the three and six month periods ended June 30, 2013. As of June 30, 2014, there was approximately $0.7 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock units granted to employees to be recognized over a remaining weighted average period of 1.8 years.

11.                Property and Equipment

Property and equipment at June 30, 2014 and December 31, 2013 were as follows:

	Useful Life
	(Years)	June 30, 2014	December 31, 2013
Manufacturing equipment	7-10	$184	$—
Computer and other office equipment	5	291	$85
Furniture and fixtures	7	478	117
Leasehold improvements	3-5	91	—
		1,044	202
Accumulated depreciation and amortization		(218)	(175)
Property and equipment, net		$826	$27

For the three months ended June 30, 2014 and 2013, depreciation expense was $31 thousand and $3 thousand, respectively. For the six months ended June 30, 2014 and 2013, depreciation expense was $43 thousand and $10 thousand, respectively.

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

We have initiated a pivotal Phase 3 clinical program for Fovista, which consists of three separate Phase 3 clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD compared to anti-VEGF monotherapy and are actively enrolling patients in these trials. Two of these trials are evaluating Fovista in combination with Lucentis and the other is evaluating Fovista in combination with each of Eylea or Avastin. We plan to enroll a total of 1,866 patients at more than 225 centers internationally across the three trials.

Based on our estimates regarding patient enrollment, we expect to have initial, top-line data from our Phase 3 clinical program for Fovista available in 2016. If the results of this Phase 3 clinical program are favorable, we plan to submit applications for marketing approval for Fovista in the United States and, together with our commercialization partner Novartis, in the European Union before the end of 2016. We have also initiated a Phase 2a open label study designed to investigate the potential effect of administration of Fovista in combination with anti-VEGF therapy in reducing the formation of subretinal fibrosis in wet AMD patients. We also plan to initiate additional Phase 2 clinical trials in the second half of 2014, which are intended to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs. We are also planning additional clinical trials to assess the potential therapeutic benefit of Fovista in other ophthalmic conditions.

On May 19, 2014, we entered into a Licensing and Commercialization Agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement.  Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk active pharmaceutical ingredient supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We have agreed to use commercially reasonable efforts to complete our ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans.

Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement.  Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for our ongoing pivotal Phase 3 clinical program for Fovista, and up to an aggregate of an additional $300.0 million upon achievement of specified marketing approval milestones in certain countries in the Novartis Territory.  In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes.  We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual sale of such licensed product in such country.

We have retained control over the design and execution of our pivotal Phase 3 clinical program for Fovista and remain responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF agent to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials in the Novartis Territory following the effective date of the Novartis Agreement.  Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement.   Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, but excluding regulatory filing fees in the European Union for the standalone Fovista product, for which we will be responsible.

We also plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy in late 2014 or early 2015. We are also developing Zimura and Fovista to be administered in combination with anti-VEGF drugs for the treatment of a subpopulation of wet AMD patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails and who are believed to have complement mediated inflammation. We plan to initiate a Phase 2 clinical trial of Zimura and Fovista administered in combination with an anti-VEGF drug in this second indication in 2015.

We were incorporated and commenced active operations in 2007. Our operations to date have been limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista, Zimura and other product candidates. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. Our net loss was $73.2 million for the six months ended June 30, 2014, and $51.1 million for the year ended December 31, 2013. As of June 30, 2014, we had an accumulated deficit of $256.2 million.  We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, our initial public offering, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and the Novartis Agreement. We received net proceeds from the initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $83.3 million of royalty funding to date under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement. In connection with the receipt of the payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements.  We currently estimate that we will make income tax payments of approximately $29.5 million during the second half of 2014 relating to taxable income that resulted from the receipt of the $200.0 million upfront payment from Novartis and $41.7 million in proceeds from the Novo Agreement.

We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We expect our expenses to continue to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We plan to enroll a total of 1,866 patients for this program, most of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura, with an initial focus on the treatment of geographic atrophy, a severe form of dry AMD, and pursue an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  We expect these expenses to increase as patient enrollment increases in these clinical trials. In addition, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we are incurring and will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate and maintain significant revenue unless, and until, we obtain marketing approval for, and commercialize, Fovista, Zimura or other product candidates that we may develop. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will also depend on many other factors, including whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates. We may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales. In the future, we may generate revenue from a combination of product sales and license fees, milestone payments and research and development activity-related payments and royalties in connection with the Novartis Agreement. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of certain milestone and other payments, if any, that we may receive from Novartis and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from products sales until 2017 at the earliest. If we fail to complete the development of Fovista, Zimura or other product candidates we may develop, in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of costs associated with the development and clinical testing of Fovista and Zimura. Our research and development expenses consist of:

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

To date, the large majority of our research and development work has been related to Fovista, Zimura and a product candidate, volociximab, that we were previously developing for the treatment of wet AMD. We licensed rights to volociximab in January 2008 and then terminated the license agreement in May 2012 to focus on the development of Fovista. We anticipate that our research and development expenses will increase substantially in connection with our ongoing activities, particularly as we continue the development of and seek marketing approval for Fovista, Zimura and, possibly, other product candidates.

We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we record expenses by functional department. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by functional area and by compound, as shown below.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Fovista	$29,970	$3,177	$40,678	$4,854
Zimura	755	4	999	7
Personnel related	2,013	900	3,758	1,538
Share-based compensation	1,945	262	3,607	330
Other	24	2	42	5
	$34,707	$4,345	$49,084	$6,734

As of June 30, 2014, we had cash, cash equivalents, and marketable securities of $452.5 million, which includes the $200.0 million upfront payment that we received upon the execution of the Novartis Agreement. We also had $318.7 million in total liabilities as of June 30, 2014, including long-term liabilities of $283.3 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement. In connection with the receipt of the payment from Novartis, we made a milestone payment in June

2014 of approximately $19.8 million under one of our agreements.  We currently estimate that we will make income tax payments of approximately $29.5 million in the second half of 2014 relating to taxable income that resulted from the receipt of the $200.0 million upfront payment from Novartis and $41.7 million in proceeds from the Novo Agreement.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements, as currently planned, through the end of 2017. We expect to obtain initial, top-line data from our Phase 3 clinical program for Fovista in 2016. Our capital requirements will depend on many factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates.

We expect to spend significant additional funds on our Phase 3 clinical program for Fovista, our other planned clinical programs, including additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need, an additional planned clinical trial evaluating Zimura for the treatment of geographic atrophy and pursue an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation, and for general corporate purposes and working capital. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability and costs of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials or expand the scope of our clinical trials and programs, or change the geographic mix of sites at which patients are enrolled, or increase other corporate or licensing activities, or staffing.

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

•                          our and our commercialization partner’s ability to market, commercialize and achieve market acceptance for any of our product candidates;

•                          clinical trial results;

•                          the terms and timing of regulatory approvals; and

•                          our ability to successfully file, prosecute, defend and enforce patent claims and other intellectual property rights, together with associated expenses.

A change in the outcome of any of these variables with respect to the development of Fovista, Zimura or any other product candidate we may develop could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of Fovista or any other product candidate or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of the clinical development.

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

We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

Revenue Recognition

To date, we have not generated any revenue. In the future, we may generate revenues from a combination of products sales and license fees, milestone payments and research and development activity-related payments and royalties in connection with the Novartis Agreement.  The terms of this agreement and other potential collaboration or commercialization agreements we may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to our technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to us under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

When evaluating multiple element arrangements, we consider whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

We determine the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We use BESP to estimate the selling price for licenses to our proprietary technology, since we often do not have VSOE or TPE of selling price for these deliverables. In those circumstances where we utilize BESP to determine the estimated selling price of a license to our proprietary technology, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our best estimate of selling price, we evaluate whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

We received an up-front, non-refundable payment of $200.0 million in connection with the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. When management believes the license to its intellectual property and products has stand-alone value, we generally recognize revenue attributed to the license upon delivery. When management believes such a license does not have stand-alone value from the other deliverables to be provided in the arrangement, we generally recognize revenue attributed to the license on a straight-line basis over our contractual or estimated performance period, which is typically the term of our research and development obligations. If management cannot reasonably estimate when our performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

At the inception of arrangements that include milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

We aggregate our milestones into three categories: (i) clinical and development milestones, (ii) regulatory milestones, and (iii) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to us upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

Revenues from clinical and development and regulatory milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, are recognized upon successful accomplishment of the milestones. With regards to the Novartis Agreement, we have concluded that the clinical and development milestones and certain regulatory milestones are not substantive and that the regulatory approval milestones pursuant to the Novartis Agreement are substantive. Milestones payments received that are not considered substantive are included in the allocable arrangement consideration and are recognized as revenue in proportion to the relative-selling price allocation established at the inception of the arrangement.  Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Royalty Purchase Liability

The proceeds from the first and second financing tranches under the Novo Agreement have been recorded as a liability on our balance sheet in accordance with ASC Topic 730, Research and Development. Because there is a significant related party relationship between us and Novo A/S, we are treating our obligation to make royalty payments under the Novo agreement as an implicit obligation to repay the funds advanced by Novo A/S, and thus have recorded the proceeds as a liability on our balance sheet. As we make royalty payments to Novo A/S in accordance with the Novo agreement, we will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, we will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Expected common stock price volatility	77%	82%	84%	82%
Risk-free interest rate	1.61%-2.48%	0.89%-2.48%	1.61%-2.48%	0.89%-2.48%
Expected term of options (years)	6.5	6.1	6.2	6.1
Expected annual dividend per share	$—	$—	$—	$—

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Through June 30, 2014, actual forfeitures have not been material.

Share-based compensation expense for equity grants to employees and non-employees was $3.2 million for the three months ended June 30, 2014 and $0.4 million for the three months ended June 30, 2013.  Share-based compensation expense for equity grants to employees and non-employees was $5.9 million for the six months ended June 30, 2014 and $0.5 million for the six months ended June 30, 2013. As of June 30, 2014, we had $40.4 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.2 years. We expect our share-based compensation for our share-based awards to employees and non-employees to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

For the three and six months ended June 30, 2014 and 2013, we allocated share-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$1,945	$262	$3,607	$330
General and administrative	1,238	90	2,305	130
Total	$3,183	$352	$5,912	$460

Income Taxes

As of December 31, 2013, we had approximately $86.0 million of federal net operating loss carry-forwards. We also had federal and state research and development tax credit carry-forwards of approximately $3.0 million available to offset future taxable income.

In January 2014, we received $41.7 million from Novo A/S under the Novo Agreement, which will be reported as revenue for income tax purposes. In May 2014, we received $200.0 million from Novartis in connection with Novartis Agreement, a portion of which will be reported as revenue for income tax purposes. As a result of these payments, and after taking into account the utilization of our federal net operating loss carry-forwards, we are projecting taxable income for the 2014 tax year.  These projections are based upon estimates, which could change in the future. We currently estimate that we will be required to make income tax payments of approximately $29.5 million relating to the payments received from Novo and Novartis in 2014. In addition, we expect that the valuation allowance on certain of our deferred tax assets will be released, where appropriate.  See Note 8 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

JOBS Act

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we have been entitled to take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay our adoption of such new or revised accounting standards. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. Commencing in January 1, 2015, we will no longer qualify for such status and we will need to comply with all new or revised accounting standards applicable to other public companies. We do not expect this prospective change in status to have a material impact on our 2015 financial position or results of operations.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2014 and 2013

	Three months ended June 30,
	2014	2013	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating Expenses:
Research and development	34,707	4,345	30,362
General and administrative	7,570	3,242	4,328
Total operating expenses	42,277	7,587	34,690
Loss from operations	(42,277)	(7,587)	34,690
Interest income (expense)	72	(1,097)	(1,169)
Loss on extinguishment of debt	—	(1,196)	(1,196)
Other loss	—	(126)	(126)
Net loss before income tax benefit	(42,205)	(10,006)	32,199
Income tax provision	(10,294)	—	10,294
Net loss	(52,499)	(10,006)	42,493
Add: accretion of preferred stock dividends	—	(1,858)	(1,858)
Net loss attributable to common stockholders	$(52,499)	$(11,864)	$40,635

Revenue

We did not recognize any revenue for the three months ended June 30, 2014 or for the three months ended June 30, 2013.

Research and Development Expenses

Our research and development expenses were $34.7 million for the three months ended June 30, 2014, an increase of $30.4 million compared to $4.3 million for the three months ended June 30, 2013. The increase was primarily due to a milestone payment of $19.8 million that we made in June 2014 in connection with the Novartis Agreement and costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the trials as we continue to progress the Fovista Phase 3 clinical program.  Other contributing factors include increased personnel costs associated with additional management and research and development staffing, including share-based compensation expense. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2014 were $7.6 million, an increase of $4.3 million compared to $3.2 million for the three months ended June 30, 2013. The increase was primarily due to an increase in personnel costs, including additional management and corporate staffing to support our public company infrastructure and increased share-based compensation, and professional services and consulting fees.

Interest Income (Expense), net

Net interest income for the three months ended June 30, 2014 was $0.1 million compared to net interest expense of $1.1 million for the three months ended June 30, 2013. Net interest income earned during the three months ended June 30, 2014 was a result of a significant increase in our cash, cash equivalents and marketable securities average balances during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  The amounts recorded in the three months ended June 30, 2013 were related to interest associated with our venture debt facility that we entered into in June 2012. The debt facility was paid off in May 2013 and as such, there was no corresponding interest expense during the three months ended June 30, 2014.

Other Loss

There was no other loss recorded for the three months ended June 30, 2014 compared to other loss of $0.1 million for the three months ended June 30, 2013.  Amounts recorded as other loss were due to the change in fair value of the preferred stock warrant liability recorded in the second quarter of 2013. Upon completion of our initial public offering in September 30, 2013, the preferred stock warrants were converted to common stock warrants and are now treated as permanent equity.

Provision for Income Taxes

The provision for income taxes recorded for the three months ended June 30, 2014 was $10.3 million. This primarily relates to an increase in projected taxable income for 2014, which was a result of payments we received from Novartis and Novo A/S totaling approximately $241.7 million. For the three months ended June 30, 2013, we did not record a provision for income taxes due to our significant operating losses.

Comparison of Six Month Periods Ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating Expenses:
Research and development	49,084	6,734	42,350
General and administrative	13,919	4,980	8,939
Total operating expenses	63,003	11,714	51,289
Loss from operations	(63,003)	(11,714)	51,289
Interest income (expense)	116	(1,454)	(1,570)
Loss on extinguishment of debt	—	(1,196)	(1,196)
Other loss	—	(260)	(260)
Net loss before income tax benefit	(62,887)	(14,624)	48,263
Income tax provision	(10,294)	—	10,294
Net loss	(73,181)	(14,624)	58,557
Add: accretion of preferred stock dividends	—	(3,600)	(3,600)
Net loss attributable to common stockholders	$(73,181)	$(18,224)	$54,957

Revenue

We did not recognize any revenue for the six months ended June 30, 2014 or for the six months ended June 30, 2013.

Research and Development Expenses

Our research and development expenses were $49.1 million for the six months ended June 30, 2014, an increase of $42.4 million compared to $6.7 million for the six months ended June 30, 2013. The increase was primarily due to a milestone payment of $19.8 million that we made in June 2014 in connection with the Novartis Agreement and costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the trials as we continue to progress the Fovista Phase 3 clinical program.  Other contributing factors include increased personnel costs associated with additional management and research and development staffing, including share-based compensation expense. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2014 were $13.9 million, an increase of $8.9 million compared to $5.0 million for the six months ended June 30, 2013. The increase was primarily due to an increase in personnel costs, including additional management and corporate staffing to support our public company infrastructure and increased share-based compensation, and professional services and consulting fees.

Interest Income (Expense), net

Net interest income for the six months ended June 30, 2014 was $0.1 million compared to net interest expense of $1.5 million for the six months ended June 30, 2013. Net interest income earned during the six months ended June 30, 2014 was a result of a significant increase in our cash, cash equivalents and marketable securities average balances during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  The amounts recorded in the six months ended June 30, 2013 were related to interest associated with our venture debt facility that we entered into in June 2012. The debt facility was paid off in May 2013 and as such, there was no corresponding interest expense during the six months ended June 30, 2014.

Other Loss

There was no other loss recorded for the six months ended June 30, 2014 compared to other loss of $0.3 million for the six months ended June 30, 2013.  Amounts recorded as other loss were due to the change in fair value of the preferred stock warrant liability recorded in the first half of 2013. Upon completion of our initial public offering in September 30, 2013, the preferred stock warrants were converted to common stock warrants and are now treated as permanent equity.

Provision for Income Taxes

The provision for income taxes recorded for the three months ended June 30, 2014 was $10.3 million. This primarily relates to an increase in projected taxable income for 2014, which was a result of payments we received from Novartis and Novo A/S totaling approximately $241.7 million. For the six months ended June 30, 2013, we did not record a provision for income taxes due to our significant operating losses.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under the Novo Agreement, our initial public offering, which we closed on September 30, 2013, our follow-on public offering of common stock, which we completed in February 2014, and funds we received under the Novartis Agreement. In September 2013, we issued and sold an aggregate of 8,740,000 shares of common stock in our initial public offering at a public offering price of $22.00 per share. We received net proceeds from the initial public offering of $175.6 million. The Novo Agreement, which is described in more detail below, provides for financing of up to $125.0 million in the aggregate in return for the sale to Novo A/S of royalty interests in worldwide sales of Fovista. We received an aggregate of $83.3 million of this royalty financing in separate tranches in May 2013 and January 2014. Our receipt of the final tranche of financing is subject to enrollment of specified numbers of patients in our Phase 3 clinical trials of Fovista and our satisfying additional closing conditions and other obligations. In May 2013, we issued and sold an aggregate of 6,666,667 shares of our series C preferred stock at a price per share of $2.50, for an aggregate purchase price of $16.7 million. In August 2013, we issued and sold an aggregate of 13,333,333 additional shares of our series C preferred stock to the same purchasers at a price per share of $2.50, for an aggregate purchase price of $33.3 million. In February 2014, we issued and sold 1,900,000 shares of common stock and selling shareholders sold 728,571 shares of common stock in a follow-on public offering at a public offering price of $31.50 per share. We received net proceeds of $55.4 million from the follow-on offering.

In May 2014, we received an upfront payment of $200.0 million in connection with the Novartis Agreement for the rights to commercialize Fovista, a product candidate currently in Phase 3 clinical trials, outside the United States.  Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for its ongoing pivotal Phase 3 clinical program for Fovista. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements.  We currently estimate that we will make income tax payments of approximately $29.5 million during the second half of 2014 relating to taxable income that resulted from the receipt of the $200.0 million upfront payment from Novartis and $41.7 million in proceeds from the Novo Agreement.

Cash Flows

As of June 30, 2014, we had cash, cash equivalents and marketable securities totaling $452.5 million. We also had $318.7 million in total liabilities as of June 30, 2014, including long-term liabilities of $283.3 million relating to the Novo Agreement and deferred revenue associated with Novartis Agreement. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities and money market funds that invest in U.S. Treasury securities.

The following table shows a summary of our cash flows for the six months ended June, 2014 and 2013:

	Six months ended June,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$144,948	$(10,435)
Investing Activities	(205,666)	—
Financing Activities	98,620	45,984
Net change in cash and cash equivalents	$37,902	$35,549

Cash Flows from Operating Activities

Net cash provided by operating activities of $144.9 million for the six months ended June 30, 2014 relates primarily to the upfront payment of $200.0 million in connection with the Novartis Agreement, offset by (i) a milestone payment in June 30, 2014 of approximately $19.8 million that we paid under one of our agreements in connection with the Novartis Agreement and (ii) costs we have incurred in our efforts to advance Fovista into Phase 3 clinical trials, including increased spending on Phase 3 clinical trial costs and manufacturing activity for Fovista, as well as increased general and administrative expenses.  Net cash used in operating activities in prior periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital.

In August 2013, we initiated our pivotal Phase 3 clinical program for Fovista that consists of three separate clinical trials. Two of these trials were initiated in the third quarter of 2013 and the third trial was initiated in the first quarter of 2014. We expect our significant cash outflows to continue to increase substantially for the foreseeable future, particularly as our patient enrollment increases in our Phase 3 clinical program and as we continue the development of and seek marketing approval for Fovista, Zimura and, possibly, other product candidates we may develop.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 relates primarily to the purchase of marketable securities totaling $244.8 million offset by market security maturities of $40.0 million. Also contributing to our cash used in investing activities for this period were capital expenditures associated with our new office facilities in New York, New York and Princeton, New Jersey. We did not use any cash for investing activities for the six months ended June 30, 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $98.6 million for the six months ended June 30, 2014 and $46.0 million for the six months ended June 30, 2013. Net cash provided by financing activities for the six months ended June 30, 2014 consisted primarily of proceeds of $55.4 million from our follow-on public offering in February 2014, and proceeds of $41.7 million from the Novo Agreement in January 2014. Net cash provided by financing activities for the six months ended June 30, 2013 related primarily to proceeds of $41.7 million from the Novo Agreement in May 2013.

Funding Requirements

Our product candidates, Fovista and Zimura, are still in clinical development. We expect our expenses to increase substantially as compared to prior periods, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of 1,866 patients for this program, most of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need and pursue the development of Zimura, with an initial focus on the treatment of geographic atrophy, a severe form of dry AMD, and pursue a planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We expect our expenses to increase as patient enrollment increases in these clinical trials. In addition, if we obtain marketing approval for Fovista, we expect to incur significant commercialization expenses in the United States related to product sales, marketing, distribution and manufacturing. Outside the United States, our partner Novartis is responsible for these commercialization expenses. Also, if we obtain marketing approval for Zimura or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.  Furthermore, we are incurring and expect to continue to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses as well as increased insurance premiums. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar Therapeutics, or Nektar, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista. For example, in connection with the Novartis Agreement, we made a milestone payment of $19.8 million to Nektar Therapeutics in June 2014.

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

As of June 30, 2014, we had cash, cash equivalents, and marketable securities of $452.5 million, which includes the $200.0 million upfront payment that we received upon the execution of the Novartis Agreement. We also had $318.7 million in total liabilities as of June 30, 2014, including long-term liabilities of $283.3 million relating to the Novo Agreement and deferred revenue associated with Novartis Agreement.  In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements.  We currently estimate that we will make income tax payments of approximately $29.5 million during the second half of 2014 relating to taxable income that resulted from the receipt of the $200.0 million upfront payment from Novartis and $41.7 million in proceeds from the Novo Agreement.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements, as currently planned, through the end of 2017. Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our costs will increase if we experience delays in enrollment or if we increase our investigator fees for our clinical trials or expand the scope of our clinical trials and programs, including, for example by changing the geographic mix of sites at which patients are enrolled, or if we decide to increase other corporate or licensing activities or staffing.

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

Until such time, if ever, as we can generate substantial product revenues, we may need to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The potential future funding pursuant to the Novo Agreement is subject to enrollment of specified numbers of patients in our Phase 3 clinical trials of Fovista and our satisfying additional closing conditions and other obligations. Our potential enrollment milestone payments pursuant to the Novartis Agreement are also subject to enrollment of a specified number of patients in our Phase 3 clinical trials of Fovista.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under the Novo Agreement may limit our ability to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Licensing and Commercialization Agreement with Novartis Pharma AG

On May 19, 2014, we entered into a Licensing and Commercialization Agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement.  Under the agreement with Novartis, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk active pharmaceutical ingredient supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We have agreed to use commercially reasonable efforts to complete our ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF product to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted us options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis.  We and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that we or Novartis may conduct, including for use by the other in regulatory filings in its territory. We have agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from us, its clinical and commercial requirements for the bulk active pharmaceutical ingredient in Fovista for use in licensed products in the Novartis Territory.  We have agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

Novartis paid us $200.0 million upon execution of the Novartis Agreement.  Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for its ongoing pivotal Phase 3 clinical program for Fovista, and up to an aggregate of an additional $300.0 million upon achievement of specified approval milestones, including reimbursement approval in certain countries in the Novartis Territory.  In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes.  We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country.

Novartis has agreed to pay our manufacturing costs plus a specified percentage margin for supplies of the bulk active pharmaceutical ingredient in Fovista that we supply to Novartis.  If we or Novartis exercise our respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs.  If we exercise our option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, we will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs.  We and Novartis will also need to negotiate and agree on financial and other terms that would apply to such rights. If we exercise our option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, we will be obligated to either enter into a supply agreement with Novartis under which we will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to us, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of our net sales of such products.

We have retained control over the design and execution of our pivotal Phase 3 clinical program for Fovista and remain responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF agent to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials in the Novartis Territory following the effective date of the Novartis agreement.  Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement.   Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, but excluding regulatory filing fees in the European Union for the standalone Fovista product, for which we will be responsible.

The Novartis Agreement, unless earlier terminated by us or Novartis, will expire upon the expiration of Novartis’s obligation to pay us royalties on net sales of licensed products.  We and Novartis each may terminate the agreement if the other party materially breaches the agreement and does not cure such breach within a specified cure period, if the other party experiences any specified insolvency event, if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions.  Novartis may terminate the agreement at any time without cause, or within a specified period after a change in control of us, as defined in the agreement, or for specified safety reasons, effective at the end of a specified period following Novartis’s written notice to us of Novartis’s election to terminate the agreement.  We may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti-PDGF product in the Novartis Territory as more fully described below. If we elect to terminate the agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, we will be required to pay a substantial termination fee, with the specific amount of such fee determined based on the effective date of the termination. Following any termination, all rights to Fovista that we granted to Novartis, including, without limitation, the right to commercialize standalone Fovista products in the Novartis Territory, will revert to us, Novartis will perform specified activities in connection with transitioning to us the rights and responsibilities for the continued development, manufacture and commercialization of the standalone Fovista product for countries in the Novartis Territory, and the parties will cooperate on an orderly wind down of development and commercialization activities for other licensed products in the Novartis Territory.

Novartis has agreed to specified limitations on its ability to in-license, acquire or commercialize any anti-PDGF product that does not contain Fovista, which we refer to as an Alternative Anti-PDGF Product in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to us in the United States under specified option conditions.  If we exercise our option, we will be obligated to make certain payments to Novartis, including specified milestone and royalty payments.  The amounts of such payments will vary based on the product’s stage of clinical development at the time we exercise our option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, we will, subject to specified limitations, have the option to terminate the agreement, convert Novartis’s exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis.  If we elect to terminate the agreement, Novartis will, subject to specified limitations, be required to pay to us, certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the agreement.

The agreement contains standstill provisions pursuant to which Novartis agrees to certain restrictions relating to our voting securities until marketing approval for a standalone Fovista product is granted in either the United States or the European Union. The agreement contains indemnification and dispute resolution provisions that are customary for agreements of its kind.

Clinical Manufacturing and Supply Agreement with Agilent Technologies, Inc.

On May 2, 2014, we entered into a Clinical Manufacturing and Supply Agreement with Agilent Technologies, Inc. pursuant to which Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our clinical requirements in specified jurisdictions of the active pharmaceutical ingredient in Fovista. The agreement has an initial five year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the agreement. The agreement provides for pricing structured on a tiered basis with the price reduced as the volume ordered increases.   We may terminate the agreement or any statement of work thereunder upon 12 months prior written notice to Agilent and Agilent may terminate the agreement if we do not, over a specified period, purchase and take delivery from Agilent of a specified minimum quantity of active pharmaceutical ingredient for Fovista.  Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by Agilent with current Good Manufacturing Practices, cooperation by Agilent in connection with marketing applications for Fovista, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Royalty Financing Agreement with Novo A/S

In May 2013, we entered into the Novo Agreement, pursuant to which we may obtain royalty financing in three tranches in an amount of up to $125.0 million in return for the sale to Novo A/S of aggregate royalties at low to mid-single-digit percentages of worldwide sales of Fovista, with the royalty percentage determined by the amount of funding provided by Novo A/S. The first and second tranches of the royalty financing, in which Novo A/S purchased two low single-digit royalty interests and paid us $83.3 million in the aggregate, closed in May 2013 and January 2014. Under the Novo agreement, Novo A/S agreed to purchase from us, and we have the option to sell to Novo A/S, an additional low single-digit royalty interest on worldwide sales of Fovista, for a purchase price of $41.7 million. If the final royalty interest under the Novo Agreement is purchased, Novo A/S will have a right to receive royalties on worldwide sales of Fovista at a mid-single-digit percentage. The closing of the final financing tranche is subject to the enrollment of a specified number of patients in our Phase 3 clinical trials of Fovista and our satisfying additional closing conditions and other obligations.

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

The royalty payment period begins on the commercial launch of Fovista and ends, on a country-by-country basis, on the latest to occur of the twelfth anniversary of the commercial launch of Fovista, the expiration of certain patent rights covering Fovista, and the expiration of regulatory exclusivity for Fovista, in each applicable country. Royalty payments will be payable quarterly in arrears during the royalty period. Our obligations under the Novo Agreement may also apply to certain other anti-platelet derived growth factor, or anti-PDGF, products we may develop.

We used a portion of the proceeds that we initially received under the Novo Agreement to repay in full an aggregate of $14.4 million of outstanding principal, interest and fees under our venture debt facility. The Novo Agreement provides that we will use the remaining proceeds we received, and future proceeds, if any, from the sale of royalty interests under the Novo Agreement, primarily to support clinical development and regulatory activities for Fovista and, to the extent applicable, other specified products we may develop pursuant to the terms of the Novo Agreement, and for general corporate expenses. We intend to use the proceeds from the second tranche of financing that we received in January 2014 to support clinical development and regulatory activities for Fovista.

The Novo Agreement requires the establishment by us and Novo A/S of a joint oversight committee in relation to the development of Fovista in the event that Novo A/S does not continue to have a representative on our board of directors. The Novo Agreement also contains customary representations and warranties, as well as certain covenants relating to the operation of our business, including covenants requiring us to use commercially reasonable efforts to continue our development of Fovista, to file, prosecute and maintain certain patent rights and, in our reasonable judgment, to pursue claims of infringement of our intellectual property rights. The Novo Agreement also places certain restrictions on our business, including restrictions on our ability to grant security interests in our intellectual property to third parties, to sell, transfer or out-license intellectual property, or to grant others rights to receive royalties on sales of Fovista and certain other products. We reimbursed Novo A/S for specified legal and other expenses and are required to provide Novo A/S with certain continuing information rights. We have agreed to indemnify Novo A/S and its representatives with respect to certain matters, including with respect to any third-party infringement or product liability claims relating to our products. Our obligations under the Novo agreement are secured by a lien on certain of our intellectual property and other rights related to Fovista and other anti-PDGF products we may develop.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)

Operating Leases (1)	$4,714	$890	$1,760	$1,654	$410
Purchase Obligations (2)	$3,210	$3,210	$—	$—	$—
Total (3)	$7,924	$4,100	$1,760	$1,654	$410

(1)                       Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)                       Purchase obligations represent our commitments under certain of our supply agreements.

(3)                       This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above and (d) the royalty purchase liability of $83.3 million due to the fact that the royalty payment period is not known.

Under various agreements, we may be required to pay royalties and make milestone payments. These agreements include the following:

•                          Under our acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC., or OSI Pharmaceuticals, a subsidiary of Astellas US, LLC, for rights to particular anti-PDGF aptamers, including Fovista, we are obligated to pay to OSI Pharmaceuticals future one-time payments of $12.0 million in the aggregate upon marketing approval in the United States and the European Union of a covered anti-PDGF product. We also are obligated to pay to OSI Pharmaceuticals a royalty at a low single-digit percentage of net sales of any covered anti-PDGF product we successfully commercialize.

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

•                          Under a license, manufacturing and supply agreement with Nektar Therapeutics, or Nektar, for specified pegylation reagents used to manufacture Fovista, we are obligated to make future payments to Nektar of up to an aggregate of $6.5 million if we achieve specified clinical and regulatory milestones, and an additional payment of $3.0 million if we achieve a specified commercial milestone with respect to Fovista. We are obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product we successfully commercialize, with the royalty percentage determined by our level of licensed product sales and the extent of patent coverage for the licensed product and whether we have granted a third-party commercialization rights to the licensed product. In June 2014, we paid Nektar $19.8 million in connection with our entry into the Novartis Agreement. Our agreement with Nektar also provides that we pay double-digit percentage of other specified amounts, such as milestone payments, we receive in connection with any such commercialization agreement, including the Novartis Agreement, subject to agreed minimum and maximum amounts.

•                          Under the Novo Agreement, with respect to Fovista, we are obligated to pay Novo A/S a low to mid-single-digit percentage royalty based on worldwide sales of Fovista, with the royalty percentage determined by the amount of funding provided by Novo A/S. See “—Royalty Financing” above for further information about Novo Agreement.

•                          Under the clinical supply agreement with Agilent Technologies, Inc., Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our clinical requirements in specified jurisdictions of the active pharmaceutical ingredient in our product candidate Fovista. Our agreement with Agilent has an initial five year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the Agreement. The Agreement provides for pricing structured on a tiered basis with the price reduced as the volume ordered increases. We terminate the agreement or any statement of work thereunder upon 12 months prior written notice to Agilent.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $452.5 million as of June 30, 2014, consisting of cash, money market funds that invest in U.S. Treasury securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2014, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have experienced significant cash outflows in funding our operations. Our net loss was $73.2 million for the six months ended June 30, 2014 and $14.6 million for the six months ended June 30, 2013. As of June 30, 2014, we had a deficit accumulated of $256.2 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from our follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In May 2014, we received $200.0 million from Novartis, which constituted the upfront payment under the Novartis Agreement.  In connection with the receipt of the payment from Novartis, we a made milestone payment in June 2014 of approximately $19.8 million under one of our agreements.  We currently estimate that we will make income tax payments of approximately $29.5 million during the second half of 2014 relating to taxable income that resulted from the receipt of the $200.0 million upfront payment from Novartis and $41.7 million in proceeds from the Novo Agreement.

We have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Our product candidates, Fovista and Zimura, are still in clinical development. We expect our expenses to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of 1,866 patients for this program, most of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need, pursue the development of Zimura, with an initial focus on the treatment of geographic atrophy, a severe form of dry AMD, and pursue a planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  We expect these expenses to increase as patient enrollment increases. In addition, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.  We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista. See “Business—Acquisition and License Agreements” for more information. Furthermore, we expect to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses, as well as increased insurance premiums.

Our expenses also will increase if and as we:

•                  undertake additional clinical development of Fovista, if it is approved, in support of our efforts to broaden the label for Fovista;

•                  conduct additional clinical trials of Zimura that may be required for us to seek marketing approval of Zimura for the treatment of geographic atrophy;

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

If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Fovista or Zimura, or the development of any of other product candidates that we may develop, our expenses could increase.  Our costs will also increase if we increase our investigator fees for our clinical trials or expand the scope of our clinical trials and programs, including, for example, by changing the geographic mix of sites at which patients are enrolled, or to increase other corporate or licensing activities or staffing.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate and maintain significant revenue from product sales unless, and until, we obtain marketing approval for, and commercialize, Fovista, Zimura or other product candidates that we may develop.  Our capital requirements will depend on many factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our ability to commercialize our product candidates, in particular Fovista, will require us to be successful in a range of challenging activities, including:

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

•                  successfully maintaining our arrangement with Novartis to commercialize Fovista in markets outside the United States;

•                  obtaining adequate coverage and reimbursement for our product candidates, if approved, from governmental and third-party payors;

•                  protecting our rights to our intellectual property portfolio related to Fovista; and

•                  ensuring the manufacture of commercial quantities of Fovista.

We may never succeed in these activities and, even if we do, may never generate revenues from product sales that are significant enough to achieve profitability. In addition, our profitability will depend, in part, on our commercialization partners’ including Novartis’s, ability to effectively market and sell Fovista, Zimura or other product candidates we may develop, if approved outside the United States and to obtain adequate coverage and reimbursement of such product candidates from governmental and third party payors. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We have broad discretion in the use of our available cash and other sources of funding and we may not use them effectively.

Our management has broad discretion in the use of our available cash and other sources of funding and could spend those resources in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our available cash in a manner that does not produce adequate income, if any, or that loses value.

Our short operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We were incorporated and commenced active operations in 2007. Our operations to date have been limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista, Zimura and other product candidates. We have not yet demonstrated our ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We may need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We plan to enroll a total of 1,866 patients for this program, most of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need,  pursue the development of Zimura, with an initial focus on the treatment of geographic atrophy, a severe form of dry AMD, and pursue an additional planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  In addition, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect to incur significant commercialization expenses in the United States with regard to Fovista and worldwide with regards to other product candidates, related to product sales, marketing, distribution and manufacturing. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for Fovista, including delays in receipt of regulatory clearance to begin our Phase 3 clinical trials in jurisdictions where clearance is required but not yet obtained, or delays in enrollment of patients. Furthermore, we expect to incur additional costs associated with being a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain additional funding in connection with our continuing operations prior to attaining profitability. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of June 30, 2014, we had cash, cash equivalents, and marketable securities of $452.5 million, which includes the $200.0 million upfront payment that we received upon the execution of the Novartis Agreement. We also had $318.7 million in total liabilities as of June 30, 2014, including long-term liabilities of $283.3 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement.  In connection with the receipt of the payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements.  We currently estimate that we will make income tax payments of approximately $29.5 million in the second half of 2014 relating to taxable income that resulted from the receipt of the $200.0 million upfront payment from Novartis and $41.7 million in proceeds from the Novo Agreement.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements, as currently planned, through the end of 2017. We expect to obtain initial, top-line data from our

Phase 3 clinical program for Fovista in 2016.  Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We are planning to spend significant additional funds on our Phase 3 clinical program for Fovista, on our other planned clinical programs, including additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need, an additional planned clinical trial evaluating Zimura for the treatment of geographic atrophy, pursue planned clinical trial evaluating Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation, and for general corporate purposes and working capital. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials or expand the scope of our clinical trials and programs, including, for example, by changing the geographic mix of sites at which patients are enrolled, or to increase other corporate or licensing activities or staffing.

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

•                  the scope, progress, results and costs of our clinical trials for any other product candidates that we may acquire or in-license and subsequently develop;

•                  our ability to establish additional collaborations on favorable terms, if at all;

•                  the extent to which we in-license or acquire rights to complementary products, product candidates or technologies; and

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims.

Our commercial revenues, if any, will be derived from sales of Fovista, Zimura or any other products that we successfully develop, none of which we expect to be commercially available for several years, if at all. In addition, if approved, Fovista or Zimura or any product that we acquire or in-license may not achieve commercial success. If that is the case, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

If we fail to enroll patients in our Phase 3 clinical trials of Fovista as planned or fail to comply with our obligations in the Novo Agreement or the Novartis Agreement, we could lose access to funds that are important to our business, which may force us to delay or terminate the development of Fovista. In addition, a default under the Novo Agreement would permit Novo A/S to foreclose on the Fovista intellectual property.

In May 2014, we entered into the Novartis Agreement. Among other payments, Novartis is obligated under the agreement to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for our ongoing pivotal Phase 3 clinical program for Fovista. In May 2013, we entered into a royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, for a financing of up to $125.0 million in return for the sale to Novo A/S of royalty interests in worldwide sales of Fovista. We received approximately $83.3 million of this royalty financing in two separate tranches in May 2013 and January 2014. We are obligated to pay Novo A/S royalties in the low to mid-single-digit percentages of worldwide sales of Fovista, with the royalty percentage determined by the amount of funding provided by Novo A/S.

We are subject to diligence and other obligations under the Novo Agreement and the Novartis Agreement. If we fail to enroll the specified numbers of patients in our Phase 3 clinical trials of Fovista and satisfy additional closing conditions under the Novo Agreement or fail to satisfy our other obligations, Novo A/S will have no further obligation to pay additional funds to us under the Novo Agreement and we may fail to trigger the enrollment-based milestone payments under the Novartis Agreement. This could limit our ability to continue the development programs for our product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay or terminate our research and development programs, including for Fovista, or any future commercialization efforts.

In addition, our obligations under the Novo Agreement are secured by collateral, which includes certain intellectual property rights, including all of our intellectual property rights relating to Fovista and regulatory approvals, if any, of Fovista. If we fail to satisfy our diligence obligations or breach any other of our obligations under the Novo Agreement and fail to cure the breach within any applicable grace period, Novo A/S could declare an event of default. In such event, Novo A/S could seek to foreclose on the collateral securing our obligations. If Novo A/S successfully does so, we would lose our rights to develop and commercialize Fovista.

Our obligations under the Novo Agreement and the pledge of our intellectual property rights in and regulatory approvals, if any, of Fovista as collateral under such agreement may limit our ability to obtain debt financing.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, potential milestone payments under collaborations, strategic alliances and marketing, distribution or licensing arrangements. The potential funding pursuant to the Novo Agreement is subject to enrollment of specified numbers of patients in our Phase 3 clinical trials of Fovista and our satisfying additional closing conditions and other obligations. The potential milestone payments under the Novartis Agreement are subject to our achievement of specified clinical, regulatory and commercial events related to Fovista. We do not have any other committed external source of funds besides these two sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under the Novo Agreement may limit our ability to obtain debt financing.

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

Risks Related to Product Development and Commercialization

We depend heavily on the success of our lead product candidate, Fovista, which we are developing to be administered in combination with anti-VEGF drugs for the treatment of patients with wet AMD. In addition, we also depend on the success of Zimura, which we are developing with an initial focus on the treatment of geographic atrophy, a severe form of dry AMD. If we are unable to complete the clinical development of either of these product candidates, if we are unable to obtain marketing approvals for either of these product candidates, or if either of these product candidates is approved and we or our commercialization partner for Fovista outside the United States, Novartis, fail to successfully commercialize the product candidate or experience significant delays in doing so, our business will be materially harmed.

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

We do not expect to have initial, top-line data from our Phase 3 clinical program for Fovista available until 2016. The timing of the availability of such top-line data and the completion of our Phase 3 clinical program is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our Phase 3 clinical program on a timely basis. The timing of the availability of initial, top-line data from our Phase 3 clinical trial evaluating the safety and efficacy of Fovista administered in combination with each of Avastin or Eylea may be subject to particular variability because, prior to the initiation of our Phase 3 clinical program, we had no clinical experience testing Fovista administered in combination with Avastin or Eylea. Avastin is not approved for intravitreal use in treating wet AMD, and regulatory authorities in certain countries may not allow, or physicians and patients may choose not to participate in, a clinical trial in which Avastin is administered in combination with Fovista for the treatment of wet AMD. Even if we ultimately obtain statistically significant, positive results from our Phase 3 clinical program, we do not expect to submit applications for marketing approval for Fovista until the end of 2016.

If we are not able to obtain data from our Phase 3 clinical trial evaluating Fovista administered in combination with each of Avastin or Eylea when data from our other two Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis are available, we may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis. If we submit applications for marketing approval for Fovista only in combination with Lucentis, we may determine either to delay seeking approval of Fovista in combination with Avastin or Eylea until after regulatory authorities have considered and acted on our applications for Fovista in combination with Lucentis, or to amend our applications once data from our third Phase 3 clinical trial become available. If we were to delay seeking approval of Fovista in combination with Avastin or Eylea pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from our third Phase 3 clinical trial. Moreover, if we subsequently amend our applications for marketing approval when data from our third Phase 3 clinical trial become available, we may experience further delays in our application process. Additionally, we expect that our Phase 3 clinical trials will continue in accordance with their protocols after we submit applications for marketing approval, and the conclusions of those trials may yield data that are inconsistent with the initial data used to support our applications. Furthermore, we expect to commence additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need during the course of our ongoing Phase 3 clinical development program, and to evaluate Zimura and Fovista administered in combination with an anti-VEGF drug for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We are also supplying Fovista for third-party sponsored clinical trials. Adverse safety events or negative or inconclusive efficacy results in any of these trials may impact the progress of our Phase 3 clinical program. In addition, adverse results from any of these additional planned clinical trials would be disclosed in and could negatively impact our applications for marketing approval for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD. As a result of these and other factors, we cannot accurately predict when or if Fovista will prove effective or safe in humans or will receive marketing approval.

In addition, we have invested substantial financial resources in the development of Zimura for the treatment of patients with both dry and wet AMD. There remains a significant risk that we will fail to successfully develop Zimura. We have very limited data from our completed Phase 2a clinical trial evaluating the safety and effectiveness of Zimura for the treatment of dry AMD and our completed Phase 2a clinical trial evaluating the safety and effectiveness of Zimura administered in combination with Lucentis for the treatment of wet AMD. These trials enrolled 47 patients and 60 patients, respectively, and neither trial included a control arm. Furthermore, we have no preclinical or clinical data on the effects of Zimura when administered in combination with both Fovista and an anti-VEGF drug.

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

Although our current development plan for Zimura calls for us to initiate a Phase 2/3 clinical trial evaluating the safety and efficacy of Zimura in treating patients with geographic atrophy, we may not initiate or complete this clinical trial for Zimura or any other clinical trial for Fovista, Zimura or any other product candidates that we may develop in accordance with our plans.

Although our plans for additional clinical trials reflect our current expectations regarding the endpoints, duration and number of patients to be included in these trials, we have only had preliminary discussions with regulatory authorities regarding our trial designs. As we continue these discussions, our plans may change significantly based on feedback from such regulatory authorities.

Our ability to generate revenues from product sales, which we do not expect will occur before 2017, if ever, will depend heavily on our obtaining marketing approval for and commercializing our product candidates, and in particular, Fovista and Zimura. The success of these product candidates will depend on several factors, including the following:

•                  obtaining favorable results from clinical trials;

•                  making arrangements with third-party manufacturers and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•                  for Fovista, receipt of marketing approvals from applicable regulatory authorities for the use of Fovista in combination with anti-VEGF drugs for the treatment of wet AMD, and in particular, which anti-VEGF drugs are included in any such approval given that Avastin, one of the current standard of care anti-VEGF drugs, is not approved for intravitreal use;

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

•                  launching commercial sales of the product candidate, if and when approved, whether alone or in collaboration with others, including Novartis for Fovista;

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Fovista, Zimura or any other product candidates that we may develop, which would materially harm our business.

If clinical trials of Fovista, Zimura or any other product candidate that we may develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Fovista, Zimura or any other product candidate.

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

Our Phase 2b clinical trial evaluated a combination of Fovista and Lucentis. In this trial, patients treated with a combination of 0.3 mg of Fovista and Lucentis did not achieve statistically significant superiority compared to Lucentis monotherapy based on the pre-specified primary endpoint of mean change in visual acuity from baseline at the 24 week time point. Although a combination of 1.5 mg of Fovista and Lucentis demonstrated statistically significant superiority in this trial compared to Lucentis monotherapy based on the pre-specified primary endpoint of mean change in visual acuity from baseline at the 24 week time point, we may nonetheless fail to achieve success in our Phase 3 clinical trials involving a combination of 1.5 mg of Fovista and Lucentis for a variety of potential reasons.

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

•                  We are conducting our Phase 3 clinical trials at many clinical centers that were not included in our Phase 2b clinical trial. The introduction of new centers, and the resulting involvement of new treating physicians, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with 1.5 mg of Fovista administered in combination with an anti-VEGF drug and anti-VEGF drug monotherapy.

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

The protocols for our Phase 3 clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. The FDA is not obligated to comment on our protocols within any specified time period or at all or to affirmatively clear or approve our Phase 3 clinical program. We have submitted the protocols for our Phase 3 clinical trials to the FDA and have initiated the three trials in our Phase 3 clinical program in the United States without waiting for any such comments. The FDA or other regulatory authorities may request additional information, require us to conduct additional non-clinical trials or require us to modify our proposed Phase 3 clinical program, including its endpoints, patient enrollment criteria or selection of anti-VEGF drugs, to receive clearance to initiate such program or to continue such program once initiated.

Outside the United States, we have made regulatory submissions in selected countries to initiate Phase 3 clinical trials of Fovista. To date, we have obtained approval in many of these countries and have begun dosing patients in certain of those countries. In the European Union, as further described below, in addition to filing in selected countries with national competent authorities responsible for approving clinical trial applications, we have had interactions regarding our planned application for marketing approval with the EMA’s CHMP, which is the committee responsible for preparing opinions on questions concerning medicines for human use. The national competent authorities may follow the advice described below of the CHMP that we consider toxicity studies with Fovista administered in combination with Avastin or Eylea prior to initiating our corresponding Phase 3 clinical trial.

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

If we are required to conduct additional clinical trials or other testing of Fovista, Zimura or any other product candidate that we may develop beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Additional financing under the Novo Agreement is contingent upon enrolling specified numbers of patients in our Phase 3 clinical trials of Fovista and our satisfying additional closing conditions and other obligations. Novo A/S will not be required to provide the additional royalty financing unless we enroll the specified numbers of patients. The Novartis Agreement also contains provisions for milestone payments by Novartis upon our achievement of certain levels of patient enrollment. We will not be entitled to receive such milestone payments unless and until we enroll the specified number of patient. In addition, our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays in our clinical trials, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials also may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of Fovista, Zimura or any other product candidate that we may develop, we may need to abandon or limit our development of Fovista, Zimura or any other product candidate.

If Fovista, Zimura or any other product candidates we may develop are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Although Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 clinical trial and our Phase 2b clinical trial, we have no clinical safety data on patient exposure to Fovista administered in combination with Lucentis for longer than 24 weeks, and we have no clinical safety data on the effects of Fovista when administered in combination with Avastin or Eylea. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound. Our Phase 3 clinical program for Fovista involves the administration of Fovista in combination with anti-VEGF drugs, and the safety results of our trials are dependent, in part, on the safety and tolerability of the anti-VEGF drug administered in combination with Fovista. Avastin is not approved for the treatment of wet AMD, and according to third-party clinical trials, may be associated with a greater risk of serious adverse events or undesirable side effects as compared to Lucentis. Furthermore, we have very limited data regarding the safety and efficacy of Zimura for the treatment of geographic atrophy. In addition, we have no preclinical or clinical data on the effects of Zimura when administered in combination with both Fovista and an anti-VEGF drug.

Even if Fovista, Zimura or any other product candidate that we may develop receives marketing approval, such product candidate may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for any of our products and product candidates may be smaller than we estimate.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for wet AMD, including Lucentis, Eylea and low cost, off-label use of Avastin, are well established in the medical community, and doctors may continue to rely on these treatments without Fovista. If Fovista does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Fovista, Zimura or any other product candidate that we may develop, if approved for commercial sale, will depend on a number of factors, including:

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

•                  our and our commercialization partners’ ability to offer our products at competitive prices, particularly in light of the additional cost of Fovista together with an anti-VEGF drug;

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

•                  whether competing products or other alternatives are more convenient or easier to administer, including whether co-formulated alternatives, alternatives that can be co-administered in a single syringe or alternatives that offer a less invasive method of administration than intravitreal injection come to market; and

•                  the strength of our marketing and distribution support and that of Novartis, our partner for commercialization outside of the United States.

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

Our Phase 3 clinical program enrolls patients based on a specific definition of the presence of neovascularization with certain characteristics using the commonly employed modality of optical coherence tomography, or OCT.  We are not aware of any third-party clinical trials that have used this criteria to assess patient inclusion and as such do not know the proportion of total cases of subfoveal choroidal neovascularization that are represented using this specific definition of OCT guided inclusion criteria.  Therefore, we cannot easily assess the impact on the potential market opportunity should Fovista receive marketing approval and the approved label exclude patients based on this criteria.

Our Phase 3 clinical program provides for a 30-minute delay in the injection of Fovista after the anti-VEGF drug to minimize the risk in our clinical trials of an unacceptable increase in intraocular pressure as a result of the amount of the two agents injected. If Fovista receives marketing approval for the treatment of wet AMD and the approved label requires such a waiting period, the potential market opportunity for Fovista may be limited to the extent that physicians and patients find such a waiting period unacceptable. Our ability to develop, acquire or in-license viable drug delivery technologies or our or Novartis’s ability to develop methods for co-formulation may be limited, and we and Novartis may not be able to respond adequately to the competitive dynamics within the wet AMD treatment market.

The current standard of care for wet AMD is monotherapy administration of anti-VEGF drugs, principally Avastin, Lucentis and Eylea, which are well established therapies and are widely accepted by physicians, patients and third-party payors. When used for the treatment of wet AMD, Avastin is inexpensive. Physicians, patients and third-party payors may not accept the addition of Fovista to their current treatment regimens for a variety of potential reasons, including:

•                  if they do not wish to incur the additional cost of Fovista;

•                  if they perceive an additional injection to administer Fovista as undesirable and we and Novartis are unsuccessful in developing and marketing a co-formulated product;

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

There are also a number of products in preclinical research and clinical development by third parties to treat wet AMD, including product candidates that inhibit the function of platelet derived growth factor, or PDGF, the molecule whose function Fovista also inhibits, product candidates that inhibit the function of both VEGF and PDGF that could obviate the separate use of an anti-PDGF agent, such as Fovista, and anti-VEGF gene therapy products that may substantially reduce the number and frequency of intravitreal injections when treating wet AMD. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Regeneron Pharmaceuticals, Inc., which is working in collaboration with Bayer HealthCare, Allergan, Inc., Xcovery Vision LLC, Santen, Neurotech Pharmaceuticals, Inc., Avalanche Biotechnologies, Inc., Somalogic, Inc. and others. In addition, other companies are undertaking efforts to develop technologies to allow for a less frequent dosing schedule for anti-VEGF therapies that are currently in use. If such technologies are successfully developed and approved for use, we may need to conduct additional clinical trials of Fovista using a less frequent dosing schedule than the dosing schedule we are currently using in our ongoing Phase 3 clinical program. Any such trials may not be successful.

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

We have no experience manufacturing the chemically synthesized aptamers comprising the active pharmaceutical ingredients, or API, of Fovista or Zimura at commercial scale. We currently rely on a single third-party manufacturer to supply us with API, also referred to as drug substance, for both Fovista and Zimura and a different, single third-party manufacturer to provide fill-finish services for both Fovista and Zimura. Other than our agreement with Agilent Technologies with respect to our clinical supply of Fovista API, all of our manufacturing arrangements are on a purchase order basis. In order to obtain regulatory approval for Fovista or Zimura, these third-party manufacturers will be required to consistently produce the API used in Fovista or Zimura in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so. This is referred to as process validation. If the third-party manufacturers are unable to satisfy this requirement, our business will be materially and adversely affected.

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

We do not have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. If Fovista receives marketing approval, we plan to commercialize it in the United States with our own focused, specialty sales force targeting retinal specialists. Pursuant to the Novartis Agreement, we have granted to Novartis the exclusive right to commercialize Fovista outside of the United States in consideration for royalties on any such sales.

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

If we do not maintain a successful collaborative relationship with Novartis, to whom we have granted exclusive commercialization rights for Fovista outside of the United States, or if Novartis is unable to meets its contractual obligations, we may be forced to focus our efforts internally to commercialize Fovista outside of the United States without the assistance of a commercialization partner or seek another commercialization partner, either of which would result in us incurring greater expenses and could cause a delay in market penetration while we expand our commercial operations or seek an alternative commercialization partner. Such costs may exceed the increased revenues we would receive from direct Fovista sales outside of the United States, at least in the near term. We would also be forced to declare a breach of the Novartis Agreement and seek a termination of the agreement which could result in an extended and uncertain dispute with Novartis, including arbitration or litigation, any of which will be costly.

Even if we are able to commercialize Fovista, Zimura or any other product candidate that we may develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or our commercialization partners’ commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability and the ability of our commercialization partners, including Novartis, to commercialize Fovista, Zimura or any other product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for Fovista, Zimura or any other product that we commercialize or our commercialization partners commercialize on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.

Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician and because, in the case of Fovista, our drug will be administered in combination with other drugs that may carry high prices. In addition, physicians, patients and third-party payors may be sensitive to the addition of the cost of Fovista to the cost of treatment with anti-VEGF drugs. We or our commercialization partners may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies, including in the case of Fovista, relative to monotherapy with anti-VEGF drugs. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize Fovista, Zimura or any other product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our and our commercialization partners’ inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Product liability lawsuits against us or our commercialization partners could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop or in-license.

We face an inherent risk of product liability exposure related to the testing of Fovista, Zimura and any other product candidate that we develop in human clinical trials and we and our commercialization partners will face an even greater risk if we commercially sell any products that we develop or in-license. Because our Phase 3 clinical program for Fovista involves the administration of Fovista in combination with anti-VEGF drugs, including off-label use by intravitreal injection of Avastin provided by us, we also face an inherent risk of product liability exposure related to the testing of such anti-VEGF drugs. If we become subject to or otherwise cannot successfully defend ourselves against claims that our product candidates, anti-VEGF drugs administered in combination with our product candidates or our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin commercializing Fovista, Zimura or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In addition, if Novartis or one of our other future commercialization or collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such commercialization or collaboration partners could be more likely to terminate such relationship with us and therefore substantially limit the commercial potential of our products.

Risks Related to Our Dependence on Third Parties

We may enter into collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

If either of Fovista or Zimura receives marketing approval, we plan to commercialize such product candidate in the United States with our own focused, specialty sales force targeting retinal specialists. In May 2014, we entered into the Novartis Agreement pursuant to which we granted Novartis the exclusive right to commercialize Fovista outside of the United States. We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize Zimura in markets outside the United States. We also may seek third-party collaborators for development and commercialization of other product candidates we may develop. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any additional arrangements with third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements and our arrangement with Novartis for Fovista will depend on our collaborators’ and Novartis’s abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates, including our collaboration with Novartis, could pose numerous risks to us, including the following:

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

If a collaborator of ours, including Novartis, were to be involved in a business combination, the foregoing risks would be heightened, and the business combination may divert attention or resources or create competing priorities. The collaborator may delay or terminate our product development or commercialization program. If one of our collaborators, including Novartis, terminates its agreement with us, we could find it more difficult to attract new collaborators and the perception of our company in the business and financial communities could be adversely affected.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

We will depend heavily on our commercialization arrangement with Novartis for Fovista outside of the United States. If Novartis terminates our agreement or is unable to meet its contractual obligations, it could negatively impact our revenues and harm our business until appropriate measures have been taken.

On May 19, 2014, we entered into the Novartis Agreement pursuant to which we granted exclusive rights to Novartis to commercialize Fovista outside of the United States.  The agreement continues until the date on which we are no longer entitled to receive a royalty on Fovista or any co-formulated product containing Fovista developed under the agreement. The agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, the agreement is subject to early termination by either us or Novartis if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions. Novartis may also terminate the agreement at any time without cause, or within a specified period after a change in control of us, as defined in the agreement, or for specified safety reasons, effective at the end of a specified period following Novartis’s written notice to us of Novartis’s election to terminate the agreement.  We may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti-PDGF product outside the United States. If we do not maintain a successful collaborative relationship with Novartis or if Novartis is unable to meet its contractual obligations or if there is an early termination of the agreement as described above, we will be forced to either establish a commercial infrastructure outside of the United States so that we could undertake the commercialization efforts which had been theretofore undertaken by Novartis or we will need to seek an alternative partner.  The establishment of a commercial infrastructure and assumption by us of commercialization activities outside of the United States would require substantial resources, financial and otherwise, and could result in us incurring greater expenses than the increase in revenues from our direct sales of Fovista. It could also cause a delay in market penetration while we expand our commercial operations. Seeking and obtaining an alternative commercial partner outside the United States could also result adversely impact sales of Fovista and market penetration outside of the United States.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

The development and potential commercialization of Zimura and other product candidates that we may develop will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We have relied on third-party clinical research organizations, or CROs, in conducting our completed clinical trials of Fovista and Zimura. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, in conducting our clinical trials for Fovista and Zimura, including the clinical trials in our Phase 3 clinical program for Fovista, and expect to rely on these third parties to conduct clinical trials of any other product candidate that we may develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We contract with third parties for the manufacture of both Fovista and Zimura for clinical trials and expect to continue to do so in connection with the commercialization of Fovista and for clinical trials and commercialization of any other product candidates that we develop or may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of Fovista or Zimura and have limited personnel with manufacturing experience. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture clinical and commercial supplies of Fovista and Zimura, preclinical and clinical supplies of other product candidates we may develop and commercial supplies of products if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of Fovista, Zimura and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Under the Novartis Agreement, we are responsible for supplying to Novartis drug substance for Fovista for clinical and commercial supply.

We currently rely exclusively on a single third-party manufacturer to provide clinical supplies of both Fovista drug substance and Zimura drug substance. We also engage a single third-party manufacturer to provide fill-finish services for clinical supplies of both Fovista and Zimura. Other than our agreement with Agilent Technologies with respect to our clinical supply of Fovista drug substance, we obtain these supplies and services from each of these manufacturers on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for either Fovista or Zimura or for fill-finish services. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for Fovista or Zimura or for fill-finish services. The prices at which we are able to obtain supplies of drug substance for Fovista or Zimura and fill-finish services may vary substantially over time and adversely affect our financial results. Furthermore, we currently rely on sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill-finish of each of Fovista and Zimura.

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

Reliance on third-party manufacturers entails additional risks, including:

•                  Fovista, Zimura and any other product that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;

•                  reliance on the third party for regulatory compliance and quality assurance;

•                  the possible breach of the manufacturing agreement by the third party;

•                  the possible breach of our supply obligations to Novartis;

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

We depend on licenses and sublicenses for development and commercialization rights to our products, product candidates and technologies. Termination of these rights or the failure by us or our licensees, including our commercialization or collaboration partners to comply with obligations under these or other agreements under which we obtain such rights or have obtained funding could materially harm our business and prevent us from developing or commercializing our products and product candidates.

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

We also have diligence and development obligations under our acquisition agreement with OSI Pharmaceuticals and our license agreements with Archemix and Nektar. Generally, these diligence obligations require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize our products in the United States, the European Union and, in some cases, certain other specified countries.  Although the Novartis Agreement provides that Novartis will be responsible for performing certain of these obligations with respect to specified countries, we still remain liable under our agreements with OSI Pharmaceuticals, Archemix and Nektar. If we fail to comply with our obligations under current or future acquisition, license and funding agreements, or otherwise breach an acquisition, license or funding agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Such a failure to comply or breach by us under any of these agreements could also lead to a breach by us of the Novartis Agreement. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to Fovista, Zimura and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing Fovista, Zimura or other product candidates we may develop, which could have a material adverse effect on our operating results and overall financial condition.

In addition to the generally applicable diligence obligations set forth above, we have specific obligations with respect to the licensing agreements described below:

•                  Under the terms of the agreement with OSI Pharmaceuticals under which we acquired certain rights to develop and commercialize Fovista, if we or our commercialization or collaborative partners fail to meet certain obligations, OSI Pharmaceuticals may terminate the agreement as to such countries with respect to which such failure has occurred, and upon such termination we will be obligated to grant, assign and transfer to OSI Pharmaceuticals specified rights and licenses related to our anti-PDGF aptamer technology and other related assets, and if we are manufacturing such anti-PDGF products at the time of such termination, may be obligated to provide transitional supply to OSI Pharmaceuticals of covered anti-PDGF products, for such countries.

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

In addition to the above risks, certain of our intellectual property rights are sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. For example, the licenses from Archemix include sublicenses to us of rights to specified technology, which we refer to as the SELEX technology, licensed by University License Equity Holdings, Inc. to Gilead Sciences, Inc., or Gilead, and sublicensed by Gilead to Archemix, as well as other technology owned by Gilead and licensed to Archemix. In addition, the licenses we have obtained from Nektar include sublicenses of certain rights. Should our licensors or any of their upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize Fovista, Zimura and other product candidates may be materially harmed and could also lead to a breach by us of the Novartis Agreement. While the applicable agreements may contain contractual provisions that would in many instances protect our rights as a sublicensee in these circumstances, these provisions may not be enforceable and may not protect our rights in all instances. Further, we do not have the right to control the prosecution, maintenance and enforcement of all of our licensed and sublicensed intellectual property, and even when we do have such rights, we may require the cooperation of our licensors and their upstream licensors, which may not be forthcoming. Our business could be materially adversely affected if we are unable to prosecute, maintain and enforce our licensed and sublicensed intellectual property effectively.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we may not pursue or obtain patent protection in all major markets. Moreover, in some circumstances, we do not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties or covering technology that our collaboration or commercialization partners may develop, the eventual commercialization of which could potentially entitle us to royalty payments. In some circumstances, our licensors have the right to enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our ability to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Our and our collaboration and commercialization partners’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our or their ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We or our collaboration and commercialization partners may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our or our collaboration and commercialization partners’ patents or narrow the scope of our or their patent protection.

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

Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same active pharmaceutical ingredient as Fovista, Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Fovista, Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Fovista, Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same active pharmaceutical ingredient as Fovista, Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any other of our patents covering Fovista’s or Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same active pharmaceutical ingredient as Fovista or Zimura in combination with any anti-VEGF drug, even if such use infringes any of our method-of-treatment patents.

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

Our commercial success depends upon our ability and the ability of our collaboration and commercialization partners to develop, manufacture, market and sell our product candidates and products and use our proprietary technologies without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We or our collaboration and commercialization partners may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, re-examination, post-grant review, opposition, cancellation or similar proceedings before the U.S. Patent and Trademark Office or its foreign counterparts. The risks of being involved in such litigation and proceedings may also increase as our or their product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us or our collaboration or commercialization partners based on existing or future intellectual property rights. We or they may not be aware of all such intellectual property rights potentially relating to our product candidates and their manufacture and uses. Thus, we do not know with certainty that Fovista, Zimura or any other product candidate, or our intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

If we are or one of our collaboration or commercialization partners is found to infringe or otherwise violate a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our or their products and technology or to continue using a trademark. However, we or our collaboration and commercialization partners may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or they were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our collaboration and commercialization partners and could require us or them to make substantial licensing and royalty payments. We or our collaboration and commercialization partners could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us or our collaboration and commercialization partners from commercializing our or their product candidates or force us or them to cease some of our business operations, which could materially harm our business. Claims that we or our collaboration and commercialization partners have misappropriated the confidential information or trade secrets of third parties could expose us or them to similar liabilities and have a similar negative impact on our business.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, because we acquired rights to Fovista from Eyetech, Archemix and Nektar and rights to Zimura from Archemix, we must rely on these parties’ practices, and those of their predecessors, with regard to the assignment of intellectual property therein. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize Fovista, Zimura or any other product candidate that we may develop, and our ability to generate revenue will be materially impaired.

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

Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market Fovista, Zimura or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and Novartis to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that Fovista, Zimura or any other product candidate that we may develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. The FDA or other regulatory authority may limit the approval of Fovista to use with only specified anti-VEGF drugs rather than with all anti-VEGF drugs. Such limitation could limit sales of Fovista.

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

In order to market and sell Fovista, Zimura and any other product candidate that we may develop in the European Union and many other jurisdictions, we or our third-party commercialization partners, including Novartis,  must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party commercialization partners, including Novartis, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We and our third party commercialization partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate, including Fovista and Zimura, for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we or our third-party commercialization partners may be subject to penalties if we or our third-party commercialization partners fail to comply with regulatory requirements or if we or our third-party commercialization partners experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate, including Fovista and Zimura, for which we or our commercialization partners obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance, complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval.

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

Our and our commercialization partners’ relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us and our commercialization partners to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including Fovista, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us and our commercialization partners to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we and our commercialization partners market, sell and distribute any products for which we or they obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our commercialization partners’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us or them, we or they may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our or their operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of Fovista, Zimura or any other product candidate that we may develop, restrict or regulate post-approval activities and affect our and our commercialization partners’ ability to generate revenue from, sell profitably or commercialize any product candidates, including Fovista and Zimura, for which we or they obtain marketing approval or products that we may develop or in-license. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we or our commercialization partners receive for any approved product.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. Additionally, current legal challenges to the PPACA could adversely affect coverage and/or reimbursement.

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

The pricing of prescription pharmaceuticals is also subject to governmental control outside of the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our commercialization partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the area of clinical development. Between January 1, 2013 and June 30, 2014, we hired more than half of our 50 employees. We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

As of June 30, 2014, our executive officers, directors and principal stockholders and their affiliates, in the aggregate, beneficially owned shares representing approximately 34% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2014, we had outstanding 33,452,008 shares of common stock. Of these shares, approximately 14,757,493 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including, for example, shares sold in our initial public offering or our follow-on public offering, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of approximately 11,305,258 shares of our common stock, including shares issuable pursuant to outstanding warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In October 2013 and January 2014, we filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. As of June 30, 2014, we had outstanding stock options to purchase an aggregate of approximately 3,851,000 shares of our common stock, of which options to purchase approximately 1,157,000 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with our public offerings.

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

•                  results of clinical trials of Fovista, Zimura and any other product candidate that we may develop;

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

Commencing January 1, 2015, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because as of June 30, 2014, the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing January 1, 2015.  As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•                  compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•                  compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•                  full disclosure obligations regarding executive compensation; and

•                  compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, we will no longer be able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

We incur increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly commencing January 1, 2015 when we will no longer be an “emerging growth company,” we do and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Commencing January 1, 2015, we will no longer be an emerging growth company and as such we will not be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are emerging growth companies as has been the case to date.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, commencing January 1, 2015, we will be required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting. Commencing January 1, 2015, because we will no longer be an emerging growth company, we will be required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe, or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of June 30, 2014, we have used approximately $12.1 million of the net proceeds from initial public offering as follows:

•       approximately $8.4 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

•       approximately $3.7 million for working capital and other general corporate purposes.

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

                                                None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPHTHOTECH CORPORATION

Date: August 6, 2014	By:	/s/ Bruce A. Peacock
Bruce A. Peacock
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Clinical Manufacturing and Supply Agreement by and between the Registrant and Agilent Technologies, Inc. dated May 2, 2014

10.2	Licensing and Commercialization Agreement by and between the Registrant and Novartis Pharma AG dated May 19, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*  Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheet at December 31, 2013 and June 30, 2014 (unaudited), (ii)  Statement of Operations (unaudited) for the three month period and six month period ended June 30, 2014 and 2013 and for the period from inception (January 5, 2007) through June, 2014, (iii)  Statement of Cash Flows (unaudited) for the six month period ended June 30, 2014 and 2013 and for the period from inception (January 5, 2007) through June 30, 2014 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.