Form 10-Q
period 2014-09-30
Ophthotech Corp.
filed 2014-11-12
CIK 1410939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014 there were 33,651,188 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  the timing, costs, conduct and outcome of our Phase 3 clinical trials of Fovista and other clinical trials of Fovista, in each case administered in combination with anti-VEGF drugs for the treatment of wet age-related macular degeneration, or AMD, including statements regarding the timing and the availability of, and the costs to obtain, initial top-line results from, and the completion of such trials and the timing of regulatory filings;

•                  the timing, costs, conduct and outcome of our planned trials for Zimura for both the treatment of patients with geographic atrophy, a severe form of dry AMD and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of certain forms of wet AMD, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of initial results from, and the completion of related clinical trials;

•                  the timing of and our ability to obtain marketing approval of Fovista, Zimura and other product candidates we may develop, and the ability of Fovista, Zimura and other product candidates we may develop to meet existing or future regulatory standards;

•                  our ability to maintain a successful collaborative relationship with Novartis Pharma AG, including the ability to achieve remaining potential milestone payments;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OPHTHOTECH CORPORATION

Unaudited Balance Sheets

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$94,804	$210,596
Accounts receivable	50,000	—
Available for sale securities	313,978	—
Prepaid expenses and other current assets	2,793	6,804
Deferred tax assets	1,069	—
Total current assets	462,644	217,400
Property and equipment, net	1,289	27
Deferred tax assets, non-current	26,187	—
Security deposits	282	255
Other assets	84	—
Total assets	$490,486	$217,682

Liabilities and Stockholders’ Equity
Current liabilities
Accrued clinical drug supplies and trial costs	$6,342	$2,485
Accounts payable and accrued expenses	6,706	3,810
Deferred revenue	3,206	—
Income tax payable	7,785	—
Total current liabilities	24,039	6,295
Deferred revenue, long-term	207,219	—
Royalty purchase liability	83,333	41,667
Total liabilities	314,591	47,962
Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 33,586,609 and 31,413,208 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34	31
Additional paid-in capital	421,193	352,739
Accumulated deficit	(245,367)	(183,050)
Accumulated other comprehensive income	35	—
Total stockholders’ equity	175,895	169,720
Total liabilities and stockholders’ equity	$490,486	$217,682

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$39,575	$—	$39,575	$—
Costs and expenses:
Research and development	17,105	11,101	66,189	17,836
General and administrative	8,812	4,166	22,731	9,145
Total costs and expenses	25,917	15,267	88,920	26,981
Income (loss) from operations	13,658	(15,267)	(49,345)	(26,981)
Interest income (expense)	73	—	189	(1,454)
Gain (loss) on extinguishment of debt	—	105	—	(1,091)
Other loss	—	(970)	—	(1,231)
Income (loss) before income tax provision	13,731	(16,132)	(49,156)	(30,757)
Income tax provision	2,867	—	13,161	—
Net income (loss)	10,864	(16,132)	(62,317)	(30,757)
Add: accretion of preferred stock dividends	—	(2,292)	—	(5,891)
Net income (loss) attributable to common stockholders	$10,864	$(18,424)	$(62,317)	$(36,648)
Net income (loss) attributable to common stockholders per share :
Basic	$0.32	$(10.26)	$(1.88)	$(23.21)
Diluted	$0.31	$(10.26)	$(1.88)	$(23.21)
Weighted average common shares outstanding:
Basic	33,531	1,795	33,074	1,579
Diluted	34,859	1,795	33,074	1,579

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$10,864	$(16,132)	$(62,317)	$(30,757)
Other comprehensive income:
Unrealized gain on available for sale securities, net of taxes	10	—	35	—
Other comprehensive income	10	—	35	—
Comprehensive Income (loss)	$10,874	$(16,132)	$(62,282)	$(30,757)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2014	2013

Operating Activities
Net loss	$(62,317)	$(30,757)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	80	14
Amortization of debt issuance costs	—	88
Accretion of debt discount	—	87
Amortization of premium and discounts on investment securities	1,338	—
Non-cash change in fair value of warrant liability	—	1,231
Loss on extinguishment of debt	—	1,091
Deferred income taxes	(24,947)	—
Share-based compensation	9,492	1,607
Excess tax benefits from stock-based compensation	(2,335)	—
Changes in operating assets and liabilities:
Accounts receivable	(50,000)	—
Prepaid expense and other current assets	4,011	(2,052)
Accrued interest receivable	148	—
Security deposits	(28)	(11)
Other assets	(84)	—
Accrued clinical drug supplies and trial costs	3,857	2,464
Accounts payable and accrued expenses	2,896	3,040
Income tax payable	7,785	—
Deferred revenue	210,425	—
Net cash provide by (used in) operating activities	100,321	(23,198)
Investing Activities
Purchase of marketable securities	(385,403)	—
Maturities of marketable securities	70,000	—
Purchase of property and equipment	(1,342)	(5)
Net cash used in investing activities	(316,745)	(5)
Financing Activities
Payment of debt issuance costs	—	(43)
Proceeds from stock option/warrant exercises	1,221	—
Proceeds from follow-on public offering, net	55,409	—
Proceeds from initial public offering, net	—	175,555
Excess tax benefits from share-based compensation	2,335	—
Repayment of venture debt facility, net	—	(11,900)
Proceeds from issuance of preferred stock, net	—	49,699
Proceeds from royalty purchase agreement	41,667	41,667
Net cash provided by financing activities	100,632	254,978
Net change in cash and cash equivalents	(115,792)	231,775
Cash and cash equivalents
Beginning of period	210,596	4,304
End of period	$94,804	$236,079
Supplemental disclosure of cash paid
Interest	$—	$1,524
Income Taxes	$30,112	$—
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gains in marketable securities, net of tax	$35	$—
Supplemental disclosures of cash flow information
Conversion of preferred stock to common stock upon completion of IPO	$—	$174,310
Accreted dividends on Series A, Series A-1, Series of B, B-1 and Series C Preferred Stock	$—	$5,891

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Notes to Unaudited Financial Statements

(tabular dollars and shares in thousands, except per share data)

1.                       Business

Description of Business and Organization

Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. The Company’s most advanced product candidate is Fovista, which is in Phase 3 clinical development for use in combination with anti-VEGF drugs that represent the current standard of care for the treatment of wet AMD. The Company has completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis.  The Company is also developing its product candidate Zimura, for the treatment of patients with geographic atrophy, a severe form of dry AMD, and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of September 30, 2014, the Company had an accumulated deficit of approximately $245.4 million. To date, the Company has financed its operations primarily through private placements of its preferred stock, venture debt borrowings, its royalty purchase and sale agreement with Novo A/S (the “Novo Agreement”), its initial public offering (“IPO”), which closed on September 30, 2013, a follow-on public offering, which closed on February 18, 2014, and its license and commercialization agreement with Novartis Pharma AG (the “Novartis Agreement”), which it entered into on May 19, 2014.

2.                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2013 balance sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2013, as filed with the Securities and Exchange Commission on March 11, 2014.

In the opinion of management, the unaudited financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results or operations and cash flows. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Revenue Recognition

Prior to the third quarter of 2014, the Company had not generated any revenue. In May 2014, the Company received an up-front, non-refundable payment of $200.0 million in connection with the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment.  In September 2014, the Company achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, for which the Company recognized revenue of approximately $39.6 million during the three and nine months ended September 30, 2014, and recorded approximately $10.4 million as deferred revenue relating to research and development activities that the Company expects to perform in the future. Using the relative selling price method, the Company allocated revenue of $38.4 million to the license it delivered to Novartis under the Novartis Agreement and $1.2 million to research and development activities the Company has performed under the Novartis Agreement.

In the future, the Company may generate additional revenues from a combination of product sales and license fees, milestone payments and research and development activity-related payments and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to certain of the Company’s technology and products, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

The Company aggregates its milestones into three categories: (i) clinical and development milestones, (ii) regulatory milestones, and (iii) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase or when a contractually specified clinical trial enrollment target is attained.  Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

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

Research and Development

Research and development expenses consist of costs associated with the development and clinical testing of Fovista, an anti-platelet derived growth factor (“PDGF”) aptamer the Company is developing for use in combination with anti-VEGF drugs for treatment of wet age-related macular degeneration, or wet AMD, and Zimura, an inhibitor of complement factor C5 the Company is developing with a focus on treatment of patients with geographic atrophy, a severe form of dry AMD and in combination with anti-VEGF therapy and, potentially, Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. Research and development expenses consist of:

•                          external research and development expenses incurred under arrangements with third parties, such as contract research organizations, (“CROs”) and other vendors, contract manufacturing organizations and consultants, including for the production of drug substance and drug product; and

•                          employee-related expenses, including salaries, benefits, travel and share-based compensation expense.

Research and development costs also include costs of acquired product licenses and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to collaborative partners.

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

The Company anticipates that it will continue to incur significant research and development expenses in connection with conducting its pivotal Phase 3 clinical program for Fovista and if such trials are successful, seeking marketing approval for Fovista. The Company also anticipates that its research and development expenses will increase as a result of its plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura in patients with geographic atrophy in early 2015, and in late 2014 or early 2015 a Phase 2 clinical trial to evaluate the safety and efficacy of Zimura, in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of patients with wet AMD who are anti-VEGF resistant and who are believed to have complement mediated inflammation. In addition, the Company also expects its research and development expenses to increase as it further evaluates the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need.  The Company expects these expenses to increase as patient enrollment increases in these trials.

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740-10, Income Taxes-Overall. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company’s U.S. federal net operating losses have occurred since its inception in 2007 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit.

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

Share-based compensation expense includes stock options and restricted stock units granted to employees and non-employees, and has been reported in the Company’s Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Research and development	$1,928	$752	$5,535	$1,052
General and administrative	1,652	395	3,957	555
Total	$3,580	$1,147	$9,492	$1,607

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Stands Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810 Consolidation” (“ASU 2014-10”).  The objective of the amendments in ASU No. 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities.  The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and elected early adoption of ASU 2014-10 for its quarterly filing on Form 10Q for the three and six months ended June 30, 2014.

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

On February 18, 2014, the Company closed a follow-on public offering of 2,628,571 shares of common stock at a public offering price of $31.50 per share of common stock. The Company sold 1,900,000 shares and 728,571 shares were sold by selling stockholders, 342,857 of which were sold by the selling stockholders upon the full exercise by the underwriters of their option to purchase additional shares in the follow-on public offering. The net proceeds to the Company were $55.4 million, after deducting underwriters’ discounts and commissions and other offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering.

4.                       Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the periods where there is a net loss attributable to common shareholders, the outstanding shares of preferred stock, stock options, and warrants have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$10,864	$(16,132)	$(62,317)	$(30,757)
Accretion of preferred stock dividends	—	(2,292)	—	(5,891)
Net income (loss) attributable to common share	$10,864	$(18,424)	$(62,317)	$(36,648)
Weighted average common shares outstanding - basic	33,531	1,795	33,074	1,579
Plus: net effect of dilutive stock options, warrants and unvested restricted stock units	1,328	—	—	—
Weighted average common shares outstanding - dilutive	34,859	1,795	33,074	1,579
Net income (loss) per share of common stock - basic	$0.32	$(10.26)	$(1.88)	$(23.21)
Net income (loss) per share of common stock - diluted	$0.31	$(10.26)	$(1.88)	$(23.21)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Options outstanding	1,503	2,620	2,244	2,620
Warrants	—	101	14	101
Restricted stock units	4	—	17	—
Total	1,507	2,721	2,275	2,721

5.                       Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $5.8 million and $6.8 million at September 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents at September 30, 2014 and December 31, 2013 also included investments of $89.0 million and $203.8 million, respectively, in U.S. Treasury securities with original maturities of less than three months and in money market funds that invest in U.S. Treasury Securities.

At September 30, 2014, the Company held available for sale securities with a fair value totaling $314.0 million. These available for sale securities consisted of U.S. Treasury securities and had maturities less than one year. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of September 30, 2014. As of December 31, 2013, the Company did not hold any available for sale securities.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2014
	Cost	Fair Value	Carrying Value	Unrealized Gain (Loss)

U.S. Treasury securities - maturities < 1 year	$313,917	$313,978	$313,978	$61
U.S. Treasury securities - maturities > 1 year	$—	$—	$—	$—
Total	$313,917	$313,978	$313,978	$61

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

Novartis paid the Company a $200.0 million upfront fee upon execution of the Novartis Agreement.  Novartis is also obligated to pay the Company up to an aggregate of $130.0 million if the Company achieves specified patient enrollment milestones for its Phase 3 clinical program for Fovista, $50.0 million of which was achieved in September 2014 and received by the Company in October 2014, and up to an aggregate of an additional $300.0 million upon achievement of specified regulatory approval milestones, including reimbursement approval, in certain countries in the Novartis Territory.  In addition, Novartis has agreed to pay the Company up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay the Company royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes.  The Company will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. The Company will continue to be responsible for royalties it owes to third parties on sales of Fovista products.

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

In September 2014, the Company achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, for which the Company recognized revenue of approximately $39.6 million during the three and nine months ended September 30, 2014, and recorded approximately $10.4 million as deferred revenue relating primarily to research and development activities that the Company expects to perform in the future. Using the relative selling price method, the Company allocated revenue of $38.4 million to the license it delivered to Novartis under the Novartis Agreement and $1.2 million to research and development activities the Company has performed under the Novartis Agreement.

7.                       Royalty Agreement with Novo A/S

In May 2013, the Company entered into a Purchase and Sale Agreement with Novo A/S, which is referred to as the Novo Agreement and which provides for the Company to sell, and Novo A/S to purchase, the right, title, and interest in a portion of the revenues from the sale of (a) Fovista, (b) Fovista-Related Products, and (c) Other Products (each as defined in the Novo Agreement), calculated as low to mid-single digit percentages of net sales, with the royalty percentage determined by the amount of funding provided by Novo A/S

The Novo Agreement provides for up to three separate purchases for a purchase price of $41.7 million each, at a first, second and third closing, for an aggregate purchase price of $125.0 million. In each purchase, Novo A/S acquires rights to a low single digit percentage of net sales. If all royalty interests under the Novo Agreement are purchased, Novo A/S will have a right to receive royalties on net sales at a mid-single digit percentage.

In each of May 2013 and January 2014, the Company received cash payments of $41.7 million, $83.3 million in the aggregate, for the royalty entitlement related to each of the first and second tranche closings under the Novo Agreement.  On November 7, 2014, the Company provided notice to Novo A/S of its achievement of the enrollment-based trigger for the third and final $41.7 million tranche of financing, which the Company expects to receive within 5 business days of the date of such notice, as per the terms of the Novo Agreement.

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

The proceeds from the first and second financing tranches under the Novo Agreement were recorded as a liability on the Company’s Balance Sheet as of September 30, 2014, in accordance with ASC Topic 730, Research and Development. The Company also expects to increase the amount of such liability on its Balance Sheet in connection with the expected receipt of the third and final $41.7 million tranche of financing in November 2014. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

8.                       Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2014 and December 31, 2013, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position and the fact the Company has reported tax losses since inception.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and impacted by the Company’s ability to carryback losses to previous years in which the Company had taxable income.  In connection with the $41.7 million the Company received from Novo A/S in January 2014, the $200.0 million the Company received from Novartis in May 2014, a portion of which has been deferred for income tax purposes, the $50.0 million enrollment-based milestone payment the Company earned in September 2014 under the Novartis Agreement, and the $41.7 million financing tranche the Company triggered in November 2014 under the Novo Agreement, the Company is currently projecting taxable income in 2014, after taking into account the utilization of its federal net operating losses from prior years. As such, the Company made income tax payments of $30.1 million in September 2014 and expects to make additional income tax payments during the fourth quarter of 2014.  Due to the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized.

Deferred tax assets relating to employee share-based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Although certain of these deductions were reported on the corporate tax returns and increased net operating losses, these related tax benefits were not recognized for financial reporting purposes. The Company has unrealized excess tax benefits related to stock based compensation costs of $2.3 million that it expects to credit to stockholder’s equity in future periods.

The Company’s federal, state, and local net operating loss carryforwards of approximately $91.3 million are expected to be utilized in 2014. Utilization of the net operating losses and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and general business tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed a study to determine whether it had undergone an ownership change since the Company’s inception. The Company concluded that it had not undergone an ownership change and the Company expects that it will have the ability to utilize its net operating loss carryforwards against taxable income in 2014.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in U.S. Treasury money market funds*	$69,005	$—	$—
Investments in U.S. Treasury securities maturities < three months*	$20,000	$—	$—
Investments in U.S. Treasury securities maturities < 1 year	$313,978	$—	$—
Investments in U.S. Treasury securities maturities > 1 year	$—	$—	$—

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

In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,257,000 shares, effective as of January 1, 2014. As of September 30, 2014, the Company had approximately 402,000 shares available for grant under the 2013 Plan.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and nine months ended September 30, 2014 and 2013, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Cash Proceeds from options exercised	$921	$—	$1,221	$—
Aggregate intrinsic value of options exercised	$3,785	$—	$6,884	$—

A summary of the stock options outstanding and exercisable as of September 30, 2014 is as follows:

		As of September 30, 2014
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	1,622	7.1	$4.96	1,058	$3.09
$10.04-$20.00	569	8.7	$13.37	133	$13.34
$20.01-$30.00	185	9.1	$25.75	8	$27.63
$30.00-$43.90	1,639	9.4	$33.22	31	$35.10
	4,015			1,230

Aggregate Intrinsic Value	$81,594			$41,517

In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $3.1 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively.   In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $8.3 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $39.9 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards to employees, which are expected to be recognized over a remaining weighted average period of 3.2 years.

In connection with stock option awards granted to consultants, the Company recognized approximately $0.4 million in share-based compensation expense during the each of the three month periods ended September 30, 2014 and 2013.  In connection with stock options awards granted to consultants, the Company recognized approximately $1.0 million and $0.5 million, in share-based compensation expense during the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was approximately $4.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option award granted to consultants which are expected to be recognized over a remaining weighted average period of 3.1 years.

As of September 30, 2014, the Company had approximately 37,000 restricted stock units outstanding.  In connection with restricted stock units granted to employees, the Company recognized share-based compensation of approximately $0.1 million and

$0.2 million in the three and nine month periods ended September 30, 2014, respectively. The Company did not recognize any share-based compensation expense related to restricted stock units during the three and nine month periods ended September 30, 2013. As of September 30, 2014, there was approximately $1.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock units granted to employees to be recognized over a remaining weighted average period of 2.6 years.

On September 30, 2014, the Company issued to an employee an option to purchase 200,000 shares of its common stock at an exercise price of $38.93 per share.  This option grant was an inducement grant issued outside the Company’s existing equity compensation plan in accordance with NASDAQ  listing rule 5635(c)(4).

11.                Property and Equipment

Property and equipment at September 30, 2014 and December 31, 2013 were as follows:

	Useful Life (Years)	September 30, 2014	December 31, 2013
Manufacturing equipment	7-10	$586	$—
Computer and other office equipment	5	292	85
Furniture and fixtures	7	517	117
Leasehold improvements	3-5	149	—
		1,544	202
Accumulated depreciation and amortization		(255)	(175)
Property and equipment, net		$1,289	$27

For the three months ended September 30, 2014 and 2013, depreciation expense was $36,000 and $4,000, respectively. For the nine months ended September 30, 2014 and 2013, depreciation expense was $80,000 and $14,000, respectively.

12.                Subsequent Events

On November 7, 2014, the Company provided notice to Novo A/S of its achievement of the enrollment-based trigger for the third and final $41.7 million tranche of financing, which the Company expects to receive within 5 business days of the date of such notice, as per the terms of the Novo Agreement.

On November 10, 2014, the Company entered into an exclusive research and option agreement with AVEO Pharmaceuticals, Inc. under which the Company has been granted (a) exclusive rights to investigate the potential of tivozanib, a small molecule vascular endothelial growth factor (VEGF) tyrosine kinase inhibitor, for the treatment of non-oncologic conditions of the eye, and (b) an exclusive option for a license to further develop and commercialize tivozanib worldwide (except Asia) for the treatment of non-oncologic conditions of the eye. Under the terms of the agreement, Ophthotech will pay an upfront fee of $500,000 within 10 days of execution of the agreement.

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

Overview

We are a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. Our most advanced product candidate is Fovista, which is in Phase 3 clinical development for use in combination with anti-VEGF drugs that represent the current standard of care for the treatment of wet AMD. We have completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis. We are also developing our product candidate Zimura, for the treatment of patients with geographic atrophy, a severe form of dry AMD, and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.

We have initiated a pivotal Phase 3 clinical program for Fovista, which consists of three separate Phase 3 clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD compared to anti-VEGF monotherapy and are actively enrolling patients in these trials. Two of these trials are evaluating Fovista in combination with Lucentis and the other is evaluating Fovista in combination with each of Eylea or Avastin. We plan to enroll a total of 1,866 patients at more than 225 centers internationally across the three trials. Based on our estimates regarding patient enrollment, we expect to have initial, top-line data from our Phase 3 clinical program for Fovista available in 2016. If the results of this Phase 3 clinical program are favorable, we will submit applications for marketing approval for Fovista in the United States and, together with our commercialization partner Novartis, in the European Union. We have also initiated a Phase 2a open label study designed to investigate the potential effect of administration of Fovista in combination with anti-VEGF therapy in reducing the formation of subretinal fibrosis in wet AMD patients, and we are planning to initiate one or more Phase 2 clinical trials in the fourth quarter of 2014, which will evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, in the reduction of treatment burden. We are also planning additional clinical trials to assess the potential therapeutic benefit of Fovista in other ophthalmic conditions.

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

Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement.  Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for our Phase 3 clinical program for Fovista, $50.0 million of which was achieved in September 2014 and paid to us in October 2014, and up to an aggregate of an additional $300.0 million upon achievement of specified marketing approval milestones in certain countries in the Novartis Territory.  In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes.  We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

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

We also plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy in early 2015. We are also planning a clinical trial to be initiated in late 2014 or early 2015 investigating Zimura administered in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of a subpopulation of wet AMD patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails and who are believed to have complement mediated inflammation.

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. Our net loss was $62.3 million for the nine months ended September 30, 2014, and $51.1 million for the year ended December 31, 2013. As of September 30, 2014, we had an accumulated deficit of $245.4 million.  We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, our initial public offering, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and the Novartis Agreement. We received net proceeds from the initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $83.3 million of royalty funding to date under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement. Further, we expect to receive the third and final $41.7 million tranche of financing under the Novo Agreement in November 2014. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement and a $50.0 million enrollment-based milestone payment from Novartis in October 2014. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements.  We made income tax payments of $30.1 million during the three months ended September 30, 2014. These payments relate to estimated taxable income that resulted from the receipt of the $250.0 million in upfront and milestone payments from Novartis and $83.3 million in proceeds from the Novo Agreement, $41.7 million of which we received in January 2014 and $41.7 million we expect to receive in November 2014 in connection with the third and final tranche of financing under the Novo Agreement. We expect to make additional income tax payments during the fourth quarter of 2014.

We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We expect our expenses to continue to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We plan to enroll a total of 1,866 patients for this program, most of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for both the treatment of geographic atrophy, a severe form of dry AMD, and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  We expect these expenses to increase as patient enrollment increases in these clinical trials. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. Furthermore, we are incurring and will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate and maintain significant product revenue unless, and until, we obtain marketing approval for, and commercialize, Fovista, Zimura or other product candidates that we may develop. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will also depend on many other factors, including whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates. We may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Financial Overview

Revenue

Prior to September 2014, we had not generated any revenue. In September 2014, we earned a $50.0 million enrollment-based milestone under the Novartis Agreement. We recognized approximately $39.6 million as revenue during the three and nine months ended September 30, 2014 and recorded the remaining $10.4 million as deferred revenue, which relates primarily to research and development related activities that we expect to recognize on a proportional performance basis through 2017.  In the future, we may generate additional revenue from a combination of product sales and license fees, milestone payments and research and development activity-related payments and royalties in connection with the Novartis Agreement. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of certain milestone and other payments, if any, that we may receive from Novartis and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from products sales until 2017 at the earliest. If we fail to complete the development of Fovista, Zimura or other product candidates we may develop, in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of costs associated with the development and clinical testing of Fovista and Zimura. Our research and development expenses consist of:

•                          external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, and other vendors, contract manufacturing organizations and consultants, including for the production of drug substance and drug product; and

•                          employee-related expenses, including salaries, benefits, travel and share-based compensation expense.

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

To date, the large majority of our research and development work has been related to Fovista and Zimura.  We anticipate that our research and development expenses will increase substantially in connection with our ongoing activities, particularly as we continue the development of and seek marketing approval for Fovista, Zimura and, possibly, other product candidates.

We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we record expenses by functional department. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by functional area and by compound, as shown below.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)

Fovista	$11,842	$9,219	$52,520	$14,073
Zimura	800	6	1,799	13
Personnel related	2,335	1,104	6,093	2,672
Share-based compensation	1,928	752	5,535	1,052
Other	200	20	242	26
	$17,105	$11,101	$66,189	$17,836

We expect to spend significant additional funds on our Phase 3 clinical program for Fovista, our other planned clinical programs, including additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need, a planned clinical trial evaluating Zimura for the treatment of geographic atrophy and a planned clinical trial evaluating Zimura administered in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation, and for general corporate purposes and working capital. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability and costs of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials or expand the scope of our clinical trials and programs, or change the geographic mix of sites at which patients are enrolled, or increase other corporate or licensing activities, or staffing.

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

See the “Liquidity and Capital Resources” section on page 29 of this Quarterly Report on Form 10-Q for more information regarding our current and future financial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, legal, finance and business development functions. Other general and administrative expenses include facility costs and professional fees for legal, patent, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development and commercialization activities and as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Interest Income

Our cash, cash equivalents and marketable securities are invested primarily in U.S. Treasury money market funds and U.S. Treasury securities, which generate a nominal amount of interest income.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to CROs, contract manufacturing organizations and other vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to CROs and contract manufacturing organizations on our estimates of the services received and efforts expended pursuant to quotes and contracts with such vendors that conduct research and development activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

Revenue Recognition

Prior to third quarter of 2014, we had not generated any revenue. In May 2014, we received an up-front, non-refundable payment of $200.0 million upon execution of the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment.  In September 2014, we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, for which we recognized revenue of approximately $39.6 million during the three and nine months ended September 30, 2014, and recorded approximately $10.4 million as deferred revenue relating primarily to research and development activities that we expect to perform in the future. Using the relative selling price method, we allocated revenue of $38.4 million to the license we delivered to Novartis under the Novartis Agreement and $1.2 million to research and development activities we have performed under the Novartis Agreement.

In the future, we may generate additional revenues from a combination of products sales and license fees, milestone payments and research and development activity-related payments and royalties in connection with the Novartis Agreement.  The terms of this agreement and other potential collaboration or commercialization agreements we may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to our technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to us under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

We aggregate our milestones into three categories: (i) clinical and development milestones, (ii) regulatory milestones, and (iii) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase or when a contractually specified clinical trial enrollment target is attained.   Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to us upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

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

Royalty Purchase Liability

The proceeds from the first and second financing tranches under the Novo Agreement have been recorded as a liability on our balance sheet in accordance with ASC Topic 730, Research and Development. We also expect to increase the amount of this liability on our balance sheet in connection with the expected receipt of the third and final $41.7 million tranche of financing in November 2014. Because there is a significant related party relationship between us and Novo A/S, we are treating our obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S, and thus have recorded the proceeds as a liability on our balance sheet. As we make royalty payments to Novo A/S in accordance with the Novo Agreement, we will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, we will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Expected common stock price volatility	77%	82%	83%	82%
Risk-free interest rate	1.84%-2.48%	1.66%-2.69%	1.61%-2.48%	0.89%-2.69%
Expected term of options (years)	6.3	6.5	6.3	6.2
Expected annual dividend per share	$—	$—	$—	$—

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Through September 30, 2014, actual forfeitures have not been material.

Share-based compensation expense for equity grants to employees and non-employees was $3.6 million for the three months ended September 30, 2014 and $1.1 million for the three months ended September 30, 2013.  Share-based compensation expense for equity grants to employees and non-employees was $9.5 million for the nine months ended September 30, 2014 and $1.6 million for the nine months ended September 30, 2013. As of September 30, 2014, we had $45.0 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.2 years. We expect our share-based compensation for our share-based awards to employees and non-employees to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

For the three and nine months ended September 30, 2014 and 2013, we allocated share-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Research and development	$1,928	$752	$5,535	$1,052
General and administrative	1,652	395	3,957	555
Total	$3,580	$1,147	$9,492	$1,607

Income Taxes

As of December 31, 2013, we had approximately $91.3 million of federal net operating loss carry-forwards. We also had federal research and development tax credit carry-forwards of approximately $3.0 million available to offset future taxable income.

In January 2014, we received $41.7 million from Novo A/S under the Novo Agreement, which will be reported as revenue for income tax purposes. In May 2014, we received $200.0 million from Novartis upon execution of the Novartis Agreement, a portion of which will be reported as revenue for income tax purposes. In October 2014, we received a milestone payment of $50.0 million from Novartis which will be reported as revenue for income tax purposes. On November 7, 2014, we provided notice to Novo A/S of our achievement of the enrollment-based trigger for the third and final $41.7 million tranche of financing, which we expect to receive within five business days of the date of such notice, as per the terms of the Novo Agreement, and which will be reported as revenue for income tax purposes.  As a result of these payments, and after taking into account the utilization of our federal net operating loss carry-forwards, we are projecting taxable income for the 2014 tax year.  These projections are based upon estimates, which could change in the future. We made income tax payments of $30.1 million during the three months ended September 30, 2014. These payments relate to estimated taxable income that resulted from the payments we received and expect to receive from Novo and Novartis in 2014. We expect to make additional income tax payments during the fourth quarter of 2014.  In addition, we expect that the valuation allowance on certain of our deferred tax assets will be released, where appropriate.  See Note 8 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

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

Results of Operations

Comparison of Three Month Periods Ended September 30, 2014 and 2013

	Three months ended September 30,
	2014	2013	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$39,575	$—	$39,575
Operating Expenses:
Research and development	17,105	11,101	6,004
General and administrative	8,812	4,166	4,646
Total operating expenses	25,917	15,267	10,650
Income (loss) from operations	13,658	(15,267)	28,925
Interest income (expense)	73	—	73
Gain on extinguishment of debt	—	105	(105)
Other loss	—	(970)	970
Income (loss) before income tax provision	13,731	(16,132)	29,863
Income tax provision	2,867	—	2,867
Net income (loss)	10,864	(16,132)	26,996
Add: accretion of preferred stock dividends	—	(2,292)	2,292
Net income (loss) attributable to common stockholders	$10,864	$(18,424)	$29,288

Revenue

Revenues for the three months ended September 30, 2014 were approximately $39.6 million. Using the relative selling price method, we allocated $38.4 million to the license delivered to Novartis under the Novartis Agreement and $1.2 million to research and development activities we performed under the Novartis Agreement.

We did not recognize any revenue for the three months ended September 30, 2013.

Research and Development Expenses

Our research and development expenses were $17.1 million for the three months ended September 30, 2014, an increase of $6.0 million compared to $11.1 million for the three months ended September 30, 2013. The increase was primarily due to costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the trials as we continue to progress the Fovista Phase 3 clinical program.  Other contributing factors include increased personnel costs associated with additional management and research and development staffing, including share-based compensation expense. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2014 were $8.8 million, an increase of $4.6 million compared to $4.2 million for the three months ended September 30, 2013. The increase was primarily due to an increase in costs to support our public company infrastructure, including additional management, corporate staffing, professional services and consulting fees, increased share-based compensation, and costs related to an executive retirement and other one-time post-employment costs.

Interest Income (Expense), net

Net interest income for the three months ended September 30, 2014 was $0.1 million.  Net interest income was de minimis for the three months ended September 30, 2013. Net interest income earned during the three months ended September 30, 2014 was a result of a significant increase in our cash, cash equivalents and marketable securities average balances during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Other Loss

There was no other loss recorded for the three months ended September 30, 2014 compared to other loss of $1.0 million for the three months ended September 30, 2013.  Amounts recorded as other loss were due to the change in fair value of the preferred stock warrant liability recorded in the third quarter of 2013. Upon completion of our initial public offering in September 30, 2013, the preferred stock warrants were converted to common stock warrants and are now treated as permanent equity.

Provision for Income Taxes

The provision for income taxes recorded for the three months ended September 30, 2014 was $2.9 million. This primarily relates to the payments we received from Novartis and Novo A/S in 2014, a significant portion of which contributed to an increase projected taxable income for 2014.  For the three months ended September 30, 2013, we did not record a provision for income taxes due to our significant operating losses.

Comparison of Nine Month Periods Ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Revenue	$39,575	$—	$39,575
Operating Expenses:
Research and development	66,189	17,836	48,353
General and administrative	22,731	9,145	13,586
Total operating expenses	88,920	26,981	61,939
Loss from operations	(49,345)	(26,981)	(22,364)
Interest income (expense)	189	(1,454)	1,643
Loss on extinguishment of debt	—	(1,091)	1,091
Other loss	—	(1,231)	1,231
Income (loss) before income tax provision	(49,156)	(30,757)	(18,399)
Income tax provision	13,161	—	13,161
Net loss	(62,317)	(30,757)	(31,560)
Add: accretion of preferred stock dividends	—	(5,891)	5,891
Net loss attributable to common stockholders	$(62,317)	$(36,648)	$(25,669)

Revenue

Revenues for the nine months ended September 30, 2014 were approximately $39.6 million. Using the relative selling price method, we allocated $38.4 million to the license delivered to Novartis under the Novartis Agreement and $1.2 million to research and development activities we performed under the Novartis Agreement.

We did not recognize any revenue for the nine months ended September 30, 2013.

Research and Development Expenses

Our research and development expenses were $66.2 million for the nine months ended September 30, 2014, an increase of $48.4 million compared to $17.8 million for the nine months ended September 30, 2013. The increase was primarily due to a milestone payment of $19.8 million that we made in June 2014 in connection with the Novartis Agreement and costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the trials as we continue to progress the Fovista Phase 3 clinical program.  Other contributing factors include increased personnel costs associated with additional management and research and development staffing, including share-based compensation expense. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2014 were $22.7 million, an increase of $13.6 million compared to $9.1 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in costs to support our public company infrastructure, including additional management, corporate staffing, professional services and consulting fees, increased share-based compensation, and costs related to an executive retirement and other one-time post-employment costs.

Interest Income (Expense), net

Net interest income for the nine months ended September 30, 2014 was $0.2 million compared to net interest expense of $1.5 million for the nine months ended September 30, 2013. Net interest income earned during the nine months ended September 30, 2014 was a result of a significant increase in our cash, cash equivalents and marketable securities average balances during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The amounts recorded in the nine months ended September 30, 2013 were related to interest expense associated with our venture debt facility that we entered into in June 2012. The debt facility was paid off in May 2013 and as such, there was no corresponding interest expense during the nine months ended September 30, 2014.

Other Loss

There was no other loss recorded for the nine months ended September 30, 2014 compared to other loss of $1.2 million for the nine months ended September 30, 2013.  Amounts recorded as other loss were due to the change in fair value of the preferred stock warrant liability recorded in the first half of 2013. Upon completion of our initial public offering in September 30, 2013, the preferred stock warrants were converted to common stock warrants and are now treated as permanent equity.

Provision for Income Taxes

The provision for income taxes recorded for the nine months ended September 30, 2014 was $13.2 million. This primarily relates to the payments we received from Novartis and Novo A/S in 2014, a significant portion of which contributed to an increase projected taxable income for 2014.  For the nine months ended September 30, 2013, we did not record a provision for income taxes due to our significant operating losses.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under the Novo Agreement, our initial public offering, which we closed on September 30, 2013, our follow-on public offering of common stock, which we completed in February 2014, and funds we received under the Novartis Agreement. In September 2013, we issued and sold an aggregate of 8,740,000 shares of common stock in our initial public offering at a public offering price of $22.00 per share. We received net proceeds from the initial public offering of $175.6 million. The Novo Agreement, which is described in more detail below, provides for financing of up to $125.0 million in the aggregate in return for the sale to Novo A/S of royalty interests in worldwide sales of Fovista. We received an aggregate of $83.3 million of this royalty financing in separate tranches in May 2013 and January 2014 and we expect to receive the third and final $41.7 million tranche of financing under the Novo Agreement in November 2014.  In May 2013, we issued and sold an aggregate of 6,666,667 shares of our series C preferred stock at a price per share of $2.50, for an aggregate purchase price of $16.7 million. In August 2013, we issued and sold an aggregate of 13,333,333 additional shares of our series C preferred stock to the same purchasers at a price per share of $2.50, for an aggregate purchase price of $33.3 million. In February 2014, we issued and sold 1,900,000 shares of common stock and selling shareholders sold 728,571 shares of common stock in a follow-on public offering at a public offering price of $31.50 per share. We received net proceeds of $55.4 million from the follow-on offering.

In May 2014, we received an upfront payment of $200.0 million upon execution of the Novartis Agreement for the rights to commercialize Fovista, a product candidate currently in Phase 3 clinical trials, outside the United States.  Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for our ongoing pivotal Phase 3 clinical program for Fovista, $50.0 million of which was achieved in September 2014 and received in October 2014. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements.  We made income tax payments of $30.1 million during the three months ended September 30, 2014. These payments relate to estimated taxable income that resulted from the receipt of $250.0 million in upfront and milestone payments under the Novartis Agreement, $41.7 million in proceeds from the Novo Agreement in January 2014 and $41.7 million we expect to receive under the Novo Agreement in November 2014. We expect to make additional income tax payments during the fourth quarter of 2014.

Cash Flows

As of September 30, 2014, we had cash, cash equivalents and marketable securities totaling $408.8 million. We also had $314.6 million in total liabilities as of September 30, 2014, including liabilities of $293.8 million relating to the Novo Agreement and deferred revenue associated with Novartis Agreement. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities and money market funds that invest in U.S. Treasury securities.

The following table shows a summary of our cash flows for the nine months ended September, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$100,321	$(23,198)
Investing Activities	(316,745)	(5)
Financing Activities	100,632	254,978
Net change in cash and cash equivalents	$(115,792)	$231,775

Cash Flows from Operating Activities

Net cash provided by operating activities of $100.3 million for the nine months ended September 30, 2014 relates primarily to the upfront payment of $200.0 million upon the execution of the Novartis Agreement, offset by (i) estimated tax payments made in September 2014 relating to our estimated taxable income in 2014, (ii) a milestone payment in June 2014 of approximately $19.8 million that we paid under one of our agreements in connection with the Novartis Agreement and (iii) costs we have incurred in our efforts to advance Fovista into Phase 3 clinical trials, including increased spending on Phase 3 clinical trial costs and manufacturing activity for Fovista, as well as increased general and administrative expenses.  Net cash used in operating activities in prior periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital.

In August 2013, we initiated our pivotal Phase 3 clinical program for Fovista that consists of three separate clinical trials. Two of these trials were initiated in the third quarter of 2013 and the third trial was initiated in the first quarter of 2014. We expect significant cash outflows to continue for the foreseeable future, particularly as our patient enrollment increases in our Phase 3 clinical program and as we continue the development of and seek marketing approval for Fovista, Zimura and, possibly, other product candidates we may develop.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $316.7 million and relates primarily to the purchase of marketable securities totaling $385.4 million offset by market security maturities of $70.0 million. Also contributing to our cash used in investing activities for this period were capital expenditures associated with new manufacturing equipment and our new office facilities in New York, New York and Princeton, New Jersey. Net cash used in investing activities was de minimis for the nine months ended September 30, 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $100.6 million for the nine months ended September 30, 2014 and $255.0 million for the nine months ended September 30, 2013. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of proceeds of $55.4 million from our follow-on public offering in February 2014, and proceeds of $41.7 million from the Novo Agreement in January 2014. Net cash provided by financing activities for the nine months ended September 30, 2013 related primarily to proceeds of $175.6 million from our initial public offering in September 2013, proceeds of $49.7 million from the issuance of preferred stock and proceeds of $41.7 million from the Novo Agreement in May 2013, offset by the repayment of our former venture debt facility.

Funding Requirements

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of 1,866 patients for this program, most of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need and pursue the development of Zimura for the treatment of geographic atrophy, a severe form of dry AMD and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We expect our expenses to increase as patient enrollment increases in these clinical trials. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and if we obtain marketing approval for Fovista, we expect our commercialization expenses in the United States related to product sales, marketing, distribution and manufacturing to increase significantly. Outside the United States, our partner Novartis is responsible for these commercialization expenses. Also, if we obtain marketing approval for Zimura or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.  Furthermore, we are incurring and expect to continue to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses as well as increased insurance premiums. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar Therapeutics, or Nektar, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista. For example, in connection with the Novartis Agreement, we made a milestone payment of $19.8 million to Nektar Therapeutics in June 2014.

Our expenses also will increase if and as we:

•                  undertake additional clinical development of Fovista, if it is approved, in support of our efforts to broaden the label for Fovista;

•                  conduct additional clinical trials of Zimura that may be required by regulatory authorities for us to seek marketing approval for Zimura for the treatment of geographic atrophy and/or wet AMD;

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

As of September 30, 2014, we had cash, cash equivalents, and marketable securities of $408.8 million, which includes the $200.0 million upfront payment that we received upon the execution of the Novartis Agreement. In September 2014, we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, which was received in October 2014. On November 7, 2014, we provided notice to Novo A/S of our achievement of the enrollment-based trigger for the third and final $41.7 million tranche of financing, which we expect to receive within five business days of the date of such notice, as per the terms of the Novo Agreement. As of September 30, 2014, we had $314.6 million in total liabilities, including liabilities of $293.8 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement. We expect that the amount of our long-term liabilities will increase in connection with the expected receipt of the third and final tranche of financing under the Novo Agreement in November 2014.

We believe that our cash, cash equivalents and marketable securities, together with the receipt of the third and final $41.7 million tranche of financing under the Novo Agreement and the potential remaining enrollment-based milestone payments under Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements as currently planned, including the expansion of our infrastructure to support commercial operations, through the end of 2017. Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our costs will increase if we experience delays in enrollment or if we increase our investigator fees for our clinical trials or expand the scope of our clinical trials and programs, including, for example by changing the geographic mix of sites at which patients are enrolled, or if we decide to increase other corporate or licensing activities or staffing.

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

•                              the scope, progress, costs and results of our planned Phase 2/3 clinical trial evaluating Zimura for the treatment of geographic atrophy and whether and to what extent additional clinical trials may be required by regulatory authorities for us to seek marketing approval in this indication and our Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation;

•                              the costs and timing of process development and manufacturing scale-up activities associated with Fovista and Zimura;

•                              the costs, timing and outcome of regulatory review of Fovista and Zimura;

•                              the timing, scope and cost of commercialization activities for Fovista or Zimura if we receive, or expect to receive, marketing approval for either product candidate, including the costs and timing of expanding our internal commercial operations, expanding our outsourced manufacturing activities and establishing product sales, marketing and distribution capabilities;

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

Until such time, if ever, as we can generate substantial product revenues, we may need to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Our remaining potential enrollment milestone payments pursuant to the Novartis Agreement are subject to enrollment of a specified number of patients in our Phase 3 clinical trials of Fovista.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under the Novo Agreement may limit our ability to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Novartis paid us $200.0 million upon execution of the Novartis Agreement.  Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for its ongoing pivotal Phase 3 clinical program for Fovista, $50.0 million of which was received in October 2014, and up to an aggregate of an additional $300.0 million upon achievement of specified approval milestones, including reimbursement approval in certain countries in the Novartis Territory.  In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes.  We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

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

Royalty Financing Agreement with Novo A/S

In May 2013, we entered into the Novo Agreement, pursuant to which we had the ability to obtain royalty financing in three tranches in an amount of up to $125.0 million in return for the sale to Novo A/S of aggregate royalties at low to mid-single-digit percentages of worldwide sales of Fovista, with the royalty percentage determined by the amount of funding provided by Novo A/S. The first and second tranches of the royalty financing, in which Novo A/S purchased two low single-digit royalty interests and paid us $83.3 million in the aggregate, closed in May 2013 and January 2014. On November 7, 2014, we provided notice to Novo A/S of our achievement of the enrollment-based trigger for the third and final $41.7 million tranche of financing, which we expect to receive within five business days of the date of such notice, as per the terms of the Novo Agreement. In connection with the closing of the third and final tranche, Novo A/S will purchase a third low single-digit royalty interest and will have a right to receive royalties on worldwide sales of Fovista at a mid-single-digit percentage.

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

We used a portion of the proceeds that we initially received under the Novo Agreement to repay in full an aggregate of $14.4 million of outstanding principal, interest and fees under our venture debt facility. The Novo Agreement provides that we will use the remaining proceeds we received from the sale of royalty interests under the Novo Agreement, primarily to support clinical development and regulatory activities for Fovista and, to the extent applicable, other specified products we may develop pursuant to the terms of the Novo Agreement, and for general corporate expenses. We intend to use the proceeds from the second tranche of financing that we received in January 2014 and the proceeds from the third tranche of financing that we expect to receive in November 2014 to support clinical development and regulatory activities for Fovista.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)

Operating Leases (1)	$5,719	$1,185	$2,155	$2,038	$341
Purchase Obligations (2)	5,488	5,488	—	—	—
Total (3)	$11,207	$6,673	$2,155	$2,038	$341

(1)                       Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)                       Purchase obligations represent our commitments under certain of our supply agreements.

(3)                       This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above and (d) the royalty purchase liability of $83.3 million as of September 30, 2014 (which liability we expect will increase in connection with the expected receipt of the third and final $41.7 million tranche of financing in November 2014) due to the fact that the royalty payment period is not known.

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

•                          Under a license, manufacturing and supply agreement with Nektar Therapeutics, or Nektar, for specified pegylation reagents used to manufacture Fovista, we are obligated to make future payments to Nektar of up to an aggregate of $6.5 million if we achieve specified clinical and regulatory milestones, and an additional payment of $3.0 million if we achieve a specified commercial milestone with respect to Fovista. We are obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product we successfully commercialize, with the royalty percentage determined by our level of licensed product sales and the extent of patent coverage for the licensed product and whether we have granted a third-party commercialization rights to the licensed product. In June 2014, we paid Nektar $19.8 million in connection with our entry into the Novartis Agreement. Our agreement with Nektar also provides that we pay double-digit percentage of other specified amounts, such as milestone payments, we receive in connection with any such commercialization agreement, including the Novartis Agreement, subject to agreed minimum and maximum amounts

•                          Under the Novo Agreement, with respect to Fovista, following the expected closing of the third and final tranche of financing in November 2014, we will be obligated to pay Novo A/S a mid-single-digit percentage royalty based on worldwide sales of Fovista. See “—Royalty Financing” above for further information about Novo Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $408.8 million as of September 30, 2014, consisting of cash, money market funds that invest in U.S. Treasury securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2014, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have experienced significant cash outflows in funding our operations. Our net loss was $62.3 million for the nine months ended September 30, 2014 and $30.8 million for the nine months ended September 30, 2013. As of September 30, 2014, we had a deficit accumulated of $245.4 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from our follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $83.3 million of royalty funding to date under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement. Further, we expect to receive the third and final $41.7 million tranche of financing under the Novo Agreement in November 2014.  In May 2014, we received $200.0 million from Novartis, which constituted the upfront payment under the Novartis Agreement.  In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements.  In September 2014, we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, which was received in October 2014. We made income tax payments of $30.1 million during the three months ended September 30, 2014. These payments relate to estimated taxable income that resulted from the receipt of $250.0 million in upfront and milestone payments under the Novartis Agreement, $41.7 million in proceeds from the Novo Agreement in January 2014 and $41.7 million we expect to receive under the Novo Agreement in November 2014. We expect to make additional income tax payments during the fourth quarter of 2014.

We have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of 1,866 patients for this program, most of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for the treatment of geographic atrophy, a severe form of dry AMD and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  We expect these expenses to increase as patient enrollment increases. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly.  We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista. See “Business—Acquisition and License Agreements” in our Annual Report on Form 10-K for 2013, filed with the SEC on March 11, 2014 for more information. Furthermore, we expect to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses, as well as increased insurance premiums.

Our expenses also will increase if and as we:

•                  undertake additional clinical development of Fovista, if it is approved, in support of our efforts to broaden the label for Fovista;

•                  conduct additional clinical trials of Zimura that may be required for us to seek marketing approval of Zimura for the treatment of geographic atrophy and/or wet AMD;

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

We expect our expenses to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We plan to enroll a total of 1,866 patients for this program, most of which we expect to enroll in 2014 and 2015. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need,  pursue the development of Zimura for the treatment of geographic atrophy, a severe form of dry AMD and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.  In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect our commercialization expenses in the United States with regard to Fovista and worldwide with regards to other product candidates, related to product sales, marketing, distribution and manufacturing to increase significantly. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for Fovista, including delays in receipt of regulatory clearance to begin our Phase 3 clinical trials in jurisdictions where clearance is required but not yet obtained, or delays in enrollment of patients. Furthermore, we expect to incur additional costs associated with being a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain additional funding in connection with our continuing operations prior to attaining profitability. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of September 30, 2014, we had cash, cash equivalents, and marketable securities of $408.8 million, which includes the $200.0 million upfront payment that we received upon the execution of the Novartis Agreement. In September 2014, we achieved a $50.0 million enrollment-based milestone payment under the Novartis Agreement, which was received in October 2014. On November 7, 2014, we provided notice to Novo A/S of our achievement of the enrollment-based trigger for the third and final $41.7 million tranche of financing, which we expect to receive within five business days of the date of such notice, as per the terms of the Novo Agreement. As of September 30, 2014, we had $314.6 million in total liabilities, including liabilities of $293.8 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement. We expect that the amount of our long-term liabilities will increase in connection with the expected receipt of the third and final tranche of financing under the Novo Agreement in November 2014.

We believe that our cash, cash equivalents and marketable securities, together with the receipt of the third and final $41.7 million tranche of financing under the Novo Agreement and the potential remaining enrollment-based milestone payments under Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements, as currently planned and including the expansion of our infrastructure to support commercial operations, through the end of 2017. We expect to obtain initial, top-line data from our Phase 3 clinical program for Fovista in 2016.  Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates.

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

•                  the scope, progress, results and costs of our planned Phase 2/3 clinical trial evaluating Zimura for the treatment of geographic atrophy and whether and to what extent additional clinical trials may be required by regulatory authorities for us to seek marketing approval in this indication and our Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation;

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

Our commercial revenues, if any, will be derived from sales of Fovista, Zimura or any other products that we successfully develop, none of which we expect to be commercially available for several years, if at all. In addition, if approved, Fovista or Zimura or any product that we acquire or in-license may not achieve commercial success. If that is the case, we may need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

If we fail to enroll patients in our Phase 3 clinical trials of Fovista as planned or fail to comply with our obligations in the Novartis Agreement, we could lose access to funds that are important to our business, which may force us to delay or terminate the development of Fovista. In addition, a default under the Novo Agreement would permit Novo A/S to foreclose on the Fovista intellectual property.

In May 2014, we entered into the Novartis Agreement. Among other payments, Novartis is obligated under the agreement to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for our ongoing pivotal Phase 3 clinical program for Fovista, $50.0 million of which was paid to us in October 2014. We are subject to diligence and other obligations under the Novartis Agreement. If we fail to enroll the specified numbers of patients in our Phase 3 clinical trials of Fovista or fail to satisfy our other obligations, we may fail to trigger the remaining enrollment-based milestone payments.  This could limit our ability to continue the development programs for our product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay or terminate our research and development programs, including for Fovista, or any future commercialization efforts.

We are also subject to diligence and other obligations under the Novo Agreement.  Our obligations under the Novo Agreement are secured by collateral, which includes certain intellectual property rights, including all of our intellectual property rights relating to Fovista and regulatory approvals, if any, of Fovista. If we fail to satisfy our diligence obligations or breach any other of our obligations under the Novo Agreement and fail to cure the breach within any applicable grace period, Novo A/S could declare an event of default. In such event, Novo A/S could seek to foreclose on the collateral securing our obligations. If Novo A/S successfully does so, we would lose our rights to develop and commercialize Fovista.

Our obligations under the Novo Agreement and the pledge of our intellectual property rights in and regulatory approvals, if any, of Fovista as collateral under such agreement may limit our ability to obtain debt financing.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, potential milestone payments under collaborations, strategic alliances and marketing, distribution or licensing arrangements. The remaining potential milestone payments under the Novartis Agreement are subject to our achievement of specified clinical, regulatory and commercial events related to Fovista. We do not have any other committed external source of funds besides the Novartis Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under the Novo Agreement may limit our ability to obtain debt financing.

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

Risks Related to Product Development and Commercialization

We depend heavily on the success of our lead product candidate, Fovista, which we are developing to be administered in combination with anti-VEGF drugs for the treatment of patients with wet AMD. In addition, we also depend on the success of Zimura, which we are developing for the treatment of geographic atrophy, a severe form of dry AMD and for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. If we are unable to complete the clinical development of either of these product candidates, if we are unable to obtain marketing approvals for either of these product candidates, or if either of these product candidates is approved and we or our commercialization partner for Fovista outside the United States, Novartis, fail to successfully commercialize the product candidate or experience significant delays in doing so, our business will be materially harmed.

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

We do not expect to have initial, top-line data from our Phase 3 clinical program for Fovista until 2016. The timing of the availability of such top-line data and the completion of our Phase 3 clinical program is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our Phase 3 clinical program on a timely basis. The timing of the availability of initial, top-line data from our Phase 3 clinical trial evaluating the safety and efficacy of Fovista administered in combination with each of Avastin or Eylea may be subject to particular variability because, prior to the initiation of our Phase 3 clinical program, we had no clinical experience testing Fovista administered in combination with Avastin or Eylea. Avastin is not approved for intravitreal use in treating wet AMD, and regulatory authorities in certain countries may not allow, or physicians and patients may choose not to participate in, a clinical trial in which Avastin is administered in combination with Fovista for the treatment of wet AMD. Even if we ultimately obtain statistically significant, positive results from our Phase 3 clinical program, it is possible that such data may not be clinically relevant.

If we are not able to obtain data from our Phase 3 clinical trial evaluating Fovista administered in combination with each of Avastin or Eylea when data from our other two Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis are available, we may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis, or we may choose to delay our application for marketing approval until data from all three Phase 3 clinical trials are available. If we submit applications for marketing approval for Fovista only in combination with Lucentis, we may determine either to delay seeking approval of Fovista in combination with Avastin or Eylea until after regulatory authorities have considered and acted on our applications for Fovista in combination with Lucentis, or to amend our applications once data from our third Phase 3 clinical trial become available. If we were to delay seeking approval of Fovista in combination with Avastin or Eylea pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from our third Phase 3 clinical trial. Moreover, if we subsequently amend our applications for marketing approval when data from our third Phase 3 clinical trial become available, we may experience further delays in our application process. Additionally, we expect that our Phase 3 clinical trials will continue in accordance with their protocols after we submit applications for marketing approval, and the conclusions of those trials may yield data that are inconsistent with the initial data used to support our applications. Furthermore, we expect to commence additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need during the course of our ongoing Phase 3 clinical development program, and to evaluate Zimura, in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We are also supplying Fovista for third-party sponsored clinical trials. Adverse safety events or negative or inconclusive efficacy results in any of these trials may impact the progress of our Phase 3 clinical program. In addition, adverse results from any of these additional planned clinical trials would be disclosed in and could negatively impact our applications for marketing approval for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD. As a result of these and other factors, we cannot accurately predict when or if Fovista will prove effective or safe in humans or will receive marketing approval.

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

The timing of the completion of and the availability of initial results from these planned clinical trials is difficult to predict and is dependent, in part, on our ability to complete manufacturing scale-up activities and to locate and enroll a sufficient number of eligible patients in our planned trials on a timely basis. The timing of the receipt of initial results from our Phase 2 clinical trial evaluating the safety and efficacy of Zimura, administered in combination with anti-VEGF therapy, and potentially, Fovista, may be subject to particular variability because we have no clinical experience testing Zimura administered in combination with Fovista and an anti-VEGF drug.

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

•                  for Zimura, receipt of marketing approvals from applicable regulatory authorities for the use of Zimura for the treatment of dry AMD or the use of Zimura, administered in combination with anti-VEGF therapy and, potentially, Fovista for the treatment of wet AMD;

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

•                  Retrospective subgroup analyses that we performed on the results of our Phase 2b clinical trial may not be predictive of the results of our Phase 3 clinical program. While we believe that our retrospective analyses further support the results from our primary endpoint and our proposed mechanisms of action, retrospective analyses performed after unmasking trial results can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses. In particular, our proposed mechanism of action as it relates to the inhibition of subretinal fibrosis, although scientifically rational and while supported by retrospective subgroup analysis, may not be supported by our future clinical trials. Our belief regarding Fovista’s potential, when administered in combination with an anti-VEGF drug, to inhibit subretinal fibrosis and retinal scarring, may change based on our subsequent clinical trials or other factors.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

The Novartis Agreement contains provisions for milestone payments by Novartis upon our achievement of certain levels of patient enrollment. We will not be entitled to receive the remaining enrollment-based milestone payments unless and until we enroll the specified number of patients. In addition, our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays in our clinical trials, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials also may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of Fovista, Zimura or any other product candidate that we may develop, we may need to abandon or limit our development of Fovista, Zimura or any other product candidate.

If Fovista, Zimura or any other product candidates we may develop are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Although Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 clinical trial and our Phase 2b clinical trial, we have no clinical safety data on patient exposure to Fovista administered in combination with Lucentis for longer than 24 weeks, and we have no clinical safety data on the effects of Fovista when administered in combination with Avastin or Eylea. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound. Our Phase 3 clinical program for Fovista involves the administration of Fovista in combination with anti-VEGF drugs, and the safety results of our trials are dependent, in part, on the safety and tolerability of the anti-VEGF drug administered in combination with Fovista. Avastin is not approved for the treatment of wet AMD, and according to third-party clinical trials, may be associated with a greater risk of serious adverse events or undesirable side effects as compared to Lucentis. Furthermore, we have very limited data regarding the safety and efficacy of Zimura for the treatment of geographic atrophy. In addition, we have no preclinical or clinical data on the effects of Zimura when administered in combination with Fovista and/or an anti-VEGF drug.

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

There are also a number of products in preclinical research and clinical development by third parties to treat wet AMD, including product candidates that inhibit the function of PDGF, the molecule whose function Fovista also inhibits, product candidates that inhibit the function of both VEGF and PDGF that could obviate the separate use of an anti-PDGF agent, such as Fovista, and anti-VEGF gene therapy products that may substantially reduce the number and frequency of intravitreal injections when treating wet AMD. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Regeneron Pharmaceuticals, Inc., which is working in collaboration with Bayer HealthCare and has recently announced that it plans to initiate a Phase 2 clinical trial of its combination anti-VEGF/anti-PDGF clinical candidate in the first half of 2015, Allergan, Inc., Ohr Pharmaceutical, Inc., Xcovery Vision LLC, Santen, Neurotech Pharmaceuticals, Inc., Avalanche Biotechnologies, Inc., Somalogic, Inc. and others. In addition, other companies are undertaking efforts to develop technologies to allow for a less frequent dosing schedule for anti-VEGF therapies that are currently in use. If such technologies are successfully developed and approved for use, we may need to conduct additional clinical trials of Fovista using a less frequent dosing schedule than the dosing schedule we are currently using in our ongoing Phase 3 clinical program. Any such trials may not be successful

Moreover, there are a number of products in preclinical research and clinical development by third parties to treat dry AMD, including product candidates that are designed to suppress inflammation, such as complement system inhibitors and coricosteroids, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular enhancers. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes. In particular, with respect to complement system inhibition, these companies include Genentech, Novartis’s Alcon division, Alexion Pharmaceuticals, Inc. and MophoSys. Moreover, we are aware that the following companies are pursuing the clinical development of ophthalmic product candidates with other mechanisms of action for the treatment of dry AMD: Alimera Sciences, Acucela, Colby Pharmaceuticals, Allergan, Pfizer, GlaxoSmithKline and Macuclear.

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

Our third-party manufacturer of API for Fovista and Zimura has made only a limited number of lots of Fovista and Zimura to date and has not made any commercial lots. The manufacturing processes for Fovista and Zimura have never been tested at commercial scale, and the process validation requirement has not yet been satisfied for either product candidate. These manufacturing processes and the facilities of our third-party manufacturers, including our third-party API manufacturer and our third-party manufacturer providing fill-finish services, will be subject to inspection and approval by the FDA before we can commence the manufacture and sale of Fovista or Zimura, and thereafter on an ongoing basis. Our third-party manufacturer for API has never been inspected by the FDA and has not been through the FDA approval process for a commercial product. Our third-party manufacturer providing fill-finish services is subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Additionally, on October 22, 2014, the FDA issued its final guidance on the circumstances that constitute delaying, denying, limiting or refusing a drug inspection pursuant to Section 707 of the Food and Drug Administration Safety and Innovation Act of 2012. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our API or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of API or our fill-finish services could be interrupted or limited, which could have a material adverse effect on our business.

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

We also have filed in the United States patent applications covering a method of treating wet AMD in patients with Fovista in combination with Eylea and in Europe and Japan patent applications covering a combination of Fovista and Eylea for use in a method for treating wet AMD. These patent applications are in the early stages of prosecution and may not result in patents being issued which protect the use of Fovista in combination with Eylea for treating wet AMD or effectively prevent others from commercializing competitive technologies and products. If a patent is granted following prosecution of any such application, the latest protected patent expiry would be in 2030.

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

We are highly dependent on David R. Guyer, M.D., our Chief Executive Officer, Samir Patel, M.D., our President, and Michael G. Atieh, our Chief Financial and Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the area of clinical development. Between January 1, 2013 and September 30, 2014, we hired more than half of our 59 employees. We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

As of September 30, 2014, our executive officers, directors and principal stockholders and their affiliates, in the aggregate, beneficially owned shares representing approximately 34% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2014, we had outstanding 33,586,609 shares of common stock. Of these shares, approximately 11,777,178 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including, for example, shares sold in our initial public offering or our follow-on public offering, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of approximately 11,305,258 shares of our common stock, including shares issuable pursuant to outstanding warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In October 2013 and January 2014, we filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. As of September 30, 2014, we had outstanding stock options to purchase an aggregate of approximately 4,015,000 shares of our common stock, of which options to purchase approximately 1,230,000 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with our public offerings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On September 30, 2014, we issued to an employee an option to purchase 200,000 shares of our common stock at an exercise price of $38.93 per share.  This option was an inducement grant issued outside our existing equity compensation plan in accordance with NASDAQ  listing rule 5635(c)(4).  We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this option prior to the time at which this option becomes exercisable.

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

As of September 30, 2014, we have used approximately $18.4 million of the net proceeds from initial public offering as follows:

•       approximately $11.9 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

•       approximately $6.5 million for working capital and other general corporate purposes.

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

OPHTHOTECH CORPORATION

Date: November 12, 2014	By:	/s/ Michael G. Atieh
Michael G. Atieh
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Offer of Employment between the Registrant and Michael G. Atieh dated September 20, 2014

10.2	Nonstatutory Stock Option Agreement between the Registrant and Michael G. Atieh, dated September 30, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*  Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheet at December 31, 2013 and September 30, 2014 (unaudited), (ii)  Statement of Operations (unaudited) for the three month period and nine month period ended September 30, 2014 and 2013, (iii)  Statement of Cash Flows (unaudited) for the nine month period ended September 30, 2014 and 2013 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.