Form 10-K
period 2014-12-31
Ophthotech Corp.
filed 2015-03-02
CIK 1410939

Use these links to rapidly review the document

PART IV
OPHTHOTECH CORPORATION INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-36080

OPHTHOTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8185347 (I.R.S. Employer Identification No.)
One Penn Plaza, 19th Floor New York, NY (Address of principal executive offices)	10119 (Zip Code)

(212) 845-8200
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non- affiliates of the registrant was approximately $942.5 million, based on the closing price of the registrant's common stock on June 30, 2014.

         The number of shares outstanding of the registrant's class of common stock, as of February 23, 2015: 34,174,090

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant's 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2014.

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

  •
  the timing, costs, conduct and outcome of our planned trials for Zimura for the treatment of patients with geographic atrophy, a form of dry AMD and, in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of certain forms of wet AMD, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of initial results from, and the completion of related clinical trials;

  •
  the timing, costs, conduct and outcome of our planned pre-clinical work for an ophthalmic formulation of tivozanib, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of results from, such work;

  •
  the timing of and our ability to obtain marketing approval of Fovista, Zimura and other product candidates we may develop, and the ability of Fovista, Zimura and other product candidates we may develop to meet existing or future regulatory standards;

  •
  our ability to maintain a productive collaborative relationship with Novartis Pharma AG, including our ability to achieve remaining potential milestone payments under our agreement;

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

  •
  the impact of existing and new governmental laws and regulations; and

  •
  our competitive position.

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

 PART I

Item 1.    Business

        We are a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. AMD is a disorder of the central portion of the retina, known as the macula, which is responsible for central vision and color perception. There are two forms of AMD, wet AMD and dry AMD. Our most advanced product candidate is Fovista, which is in Phase 3 clinical development for use in combination with anti-VEGF drugs that represent the current standard of care for the treatment of wet AMD. We have completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis (ranibizumab). We have either initiated or plan to initiate additional Phase 2 trials of Fovista administered in combination with anti-VEGF drugs to investigate whether the use of Fovista in combination with anti-VEGF drugs can inhibit the development of subretinal fibrosis in wet AMD patients, can reduce the frequency of intravitreal injections required to effectively treat wet AMD, and can prove beneficial for wet AMD patients who are anti-VEGF resistant. We are also developing our product candidate Zimura for the treatment of patients with geographic atrophy, a form of dry AMD, in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD;, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and, potentially, in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We have recently begun work to investigate the possibility of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option for a license.

  Fovista

        We are developing our product candidate Fovista to be administered in combination with anti-VEGF drugs for the treatment of wet AMD. In 2012, we completed a large Phase 2b clinical trial in newly diagnosed wet AMD patients in which 1.5 mg of Fovista administered in combination with one of the standard of care anti-VEGF drugs, Lucentis, demonstrated statistically significant superiority compared to Lucentis monotherapy based on the primary endpoint of mean change in visual acuity from baseline at 24 weeks. Patients receiving the combination of 1.5 mg of Fovista and Lucentis gained a mean of 10.6 letters from baseline on a standardized chart of vision testing compared to a mean gain of 6.5 letters from baseline for patients receiving Lucentis monotherapy, representing a 62% comparative benefit from baseline. Based on the pre-specified secondary endpoints in our Phase 2b study and on retrospective analyses of commonly evaluated parameters used in wet AMD trials, Fovista combination therapy resulted in improved visual outcome, with more patients experiencing vision gain and fewer patients experiencing vision loss, in a broad range of patient groups in this trial compared to Lucentis monotherapy. Fovista was generally well tolerated in this clinical trial.

        We have initiated a pivotal Phase 3 clinical program for Fovista that consists of three separate Phase 3 clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD compared to anti-VEGF monotherapy, and are actively enrolling patients in these trials. Two of these trials are evaluating Fovista in combination with Lucentis and the other is evaluating Fovista in combination with Eylea (aflibercept) or Avastin (bevacizumab). We plan to enroll a total of 1,866 patients at more than 225 centers internationally across the three trials. Based on our estimates regarding patient enrollment, we expect to have initial, top-line data from our Phase 3 clinical program for Fovista available in 2016. If the results of this Phase 3 clinical program are favorable, we plan to submit applications for marketing approval for Fovista in the United States and, together with our ex-U.S. commercialization partner Novartis, in the European Union. We have also initiated a Phase 2a open-label clinical trial designed to investigate the potential effect of administration of Fovista in combination with anti-VEGF therapy in reducing the formation of subretinal fibrosis in wet AMD patients. We have also recently initiated a Phase 2a clinical trial to assess whether the use of Fovista, when administered in combination with anti-VEGF drugs, can reduce the frequency of intravitreal injections required to effectively treat wet AMD patients. We plan to initiate in 2015 an initial Phase 2 clinical trial to investigate whether Fovista administered in combination with an anti-VEGF drug may prove beneficial for wet AMD patients who are anti-VEGF resistant. We are also planning additional clinical trials to assess the potential therapeutic benefit of Fovista in other groups of wet AMD patients and other ophthalmic conditions.

        Wet AMD is characterized by abnormal new blood vessel formation, referred to as neovascularization, which results in blood vessel leakage and retinal distortion. If untreated, neovascularization in wet AMD patients typically results in formation of a scar, or fibrosis, under the macular region of the retina. The use of anti-VEGF therapy has significantly improved visual outcomes for wet AMD patients compared to untreated patients newly diagnosed with wet AMD. However, we believe that persistence or growth of neovascularization and the development of fibrosis under the retina are involved in limiting the visual benefit from anti-VEGF monotherapy, and, therefore, a significant unmet medical need remains.

        Wet AMD is the leading cause of blindness in people over the age of 55 in the United States and the European Union. The current standard of care for wet AMD is monotherapy administration of drugs that target vascular endothelial growth factor, or VEGF, one of several proteins involved in neovascularization. The anti-VEGF market for the treatment of wet AMD consists predominantly of two drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD, Lucentis and Eylea, and off-label use of the cancer therapy Avastin. In 2014, annual worldwide sales of Lucentis and Eylea for all indications totaled approximately $7.1 billion. This sales number does not include Avastin, which is commonly used off-label to treat wet AMD in the United States and in the European Union.

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

  Zimura

        We are developing our product candidate Zimura with an initial focus on the treatment of patients with geographic atrophy, a form of dry AMD. Zimura is an inhibitor of complement factor C5, which we refer to as C5, a protein that is associated with complement mediated inflammation and cell damage, which we believe may be involved in the development of dry AMD.

        Dry AMD is typically associated with yellow-white dots or deposits under the retina, known as drusen. Unlike in wet AMD, there is an absence of pathological neovascularization in dry AMD. Significant vision loss results if dry AMD evolves into geographic atrophy. Geographic atrophy appears as abrupt and deep levels of macular tissue loss and can be a significant cause of loss of central vision, affecting vision in both eyes in most patients. Geographic atrophy results in progressive and chronic degeneration of the macula characterized by variable thinning and dysfunction of retinal tissue.

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

        We have completed a small, multicenter, uncontrolled, open label Phase 1/2a clinical trial evaluating the safety and tolerability of Zimura administered as a monotherapy to patients with geographic atrophy, a form of dry AMD. We did not observe any evidence of drug related adverse events in this clinical trial. We observed a trend in this clinical trial, in favor of the higher of two dose groups, of a relative reduction in the mean growth of the geographic atrophy lesion area, as measured by an independent reading center, at 24 weeks. When the injections were administered in a reduced dosing schedule during the subsequent 24 weeks, this relative trend in reduced growth in geographic atrophy lesion area was no longer present. We believe this apparent trend in reduction of growth in geographic atrophy lesion area size when Zimura was dosed more frequently, together with the relative loss of the benefit when Zimura was dosed less frequently, may suggest a possible drug effect. In addition, recently released data from a third party targeting the complement pathway also exhibited a trend in reduction of growth of geographic atrophy with a pronounced effect in patients with specific biomarkers.

        Based on the results of our Phase 1/2a clinical trial and the recent results from the third-party clinical trial, we plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy in the second half of 2015. We recently initiated a very small open-label Phase 2 clinical trial to evaluate Zimura administered in combination with anti-VEGF drugs for the treatment of polypoidal choroidal vasculopathy, or PCV, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, who we refer to as anti-VEGF resistant. Additionally, we plan to initiate in 2015 or early 2016 a Phase 2 clinical trial of Zimura and Fovista administered in combination with an anti-VEGF drug in a subpopulation of wet AMD patients who are anti-VEGF resistant and who are believed to have complement mediated inflammation.

  Our Management Team

        We are led by a team of experienced pharmaceutical industry executives and recognized experts in retinal disease. Our management team includes our co-founder and Chief Executive Officer, David

Guyer, M.D., and our co-founder and President, Samir Patel, M.D. Dr. Guyer and Dr. Patel were co-founders and senior executives of Eyetech Pharmaceuticals, Inc., which was acquired by OSI Pharmaceuticals, Inc. in 2005. While at Eyetech Pharmaceuticals, Dr. Guyer and Dr. Patel were responsible for the clinical development and commercialization of Macugen (pegaptanib sodium), the first anti-VEGF drug approved for the treatment of wet AMD. While at Eyetech Pharmaceuticals, they also were responsible for the preclinical development of Fovista, the rights to which we subsequently acquired from OSI (Eyetech), Inc. pursuant to a divestiture agreement prior to initiation of any clinical development. We believe that our senior management provides us with significant capabilities in the development and commercialization of novel therapies to treat diseases of the back of the eye.

Our Strategy

        Our goal is to become a leading biopharmaceutical company focused on developing and commercializing novel therapeutics to treat diseases of the back of the eye, with a particular focus on developing novel therapeutics for the treatment of AMD. The key elements of our strategy to achieve this goal are:

  •
  Complete the Phase 3 clinical program evaluating Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD and, if successful, seek marketing approval for Fovista in this indication.  We are devoting a significant portion of our resources and business efforts to the clinical development and manufacture of Fovista in combination with anti-VEGF drugs for wet AMD. We have initiated a pivotal Phase 3 clinical program comprised of three separate Phase 3 clinical trials evaluating Fovista administered in combination with anti-VEGF drugs for the treatment of newly diagnosed wet AMD patients. Based on our estimates regarding patient enrollment, we expect to have initial, top-line data from this Phase 3 clinical program available in 2016. If the results of this Phase 3 clinical program are favorable, we plan to submit applications for marketing approval for Fovista in the United States and, together with our ex-U.S. commercialization partner, Novartis, in the European Union. Our Phase 3 clinical trials will continue after such submissions in accordance with the protocols for these trials.

  •
  Further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need.  In the third quarter of 2014, we initiated a Phase 2a open-label clinical trial designed to investigate the potential effect of the administration of Fovista in combination with anti-VEGF therapy in reducing the formation of subretinal fibrosis in wet AMD patients. We also recently initiated a Phase 2a clinical trial to assess whether the use of Fovista in combination with anti-VEGF drugs can reduce the frequency of intravitreal injections required to effectively treat wet AMD. We plan to initiate in 2015 an initial Phase 2 clinical trial to investigate whether Fovista administered in combination with an anti-VEGF drug may prove beneficial for wet AMD patients who are anti-VEGF resistant. We are also evaluating other ophthalmic conditions for which we believe Fovista treatment may be beneficial. We are planning to supply Fovista for a clinical trial to be conducted by the National Eye Institute, part of the U.S. National Institutes of Health, to evaluate Fovista's potential to inhibit the visual loss resulting from retinal complications associated with von Hippel-Lindau disease, an inherited disease characterized by multiple benign and malignant tumors and cysts in the eye and other organs. We expect this clinical trial will commence in 2015 or 2016. We are also planning to initiate, potentially in 2015 or 2016, a clinical trial to assess the potential therapeutic benefit of Fovista, and in particular its potential to inhibit the development of retinal scarring, in proliferative vitreoretinopathy, a complication associated with retinal detachment.

  •
  Advance the development of Zimura for the treatment of AMD.  We are developing our product candidate Zimura for the treatment of geographic atrophy, a form of dry AMD. Zimura is an inhibitor of complement factor C5, a protein that is associated with complement mediated inflammation and cell damage, which we believe may be involved in the development of dry AMD. We plan to initiate a Phase 2/3 clinical trial in patients with geographic atrophy in the second half of 2015. We recently initiated a very small, open-label, Phase 2 clinical trial to evaluate Zimura administered in combination with an anti-VEGF drug for the treatment of polypoidal choroidal vasculopathy, or PCV, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy has failed, who we refer to as anti-VEGF resistant. Additionally, in 2015 or early 2016, we plan to initiate a Phase 2 clinical trial of Zimura and Fovista administered in combination with an anti-VEGF drug in a subpopulation of wet AMD patients who are anti-VEGF treatment resistant and who are believed to have complement-mediated inflammation.

  •
  Maximize commercial potential of Fovista and Zimura.  We have retained commercialization rights to Fovista in the United States and worldwide commercialization rights to Zimura. If either Fovista or Zimura receives marketing approval in the United States, we plan to commercialize such product candidate in the United States with our own specialty sales force. We believe that retinal specialists in the United States, who perform most of the medical procedures involving diseases of the back of the eye, are sufficiently concentrated that we will be able to effectively promote Fovista and Zimura to these specialists with a sales and marketing group of approximately 100 persons. We have entered into an ex-U.S. commercialization agreement with Novartis for commercialization of Fovista outside the United States. We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Zimura in markets outside the United States.

  •
  Opportunistically in-license or acquire products, product candidates and technologies.  In addition to expanding our Fovista and Zimura development programs, we are committed to exploring opportunities to address the unmet needs in AMD. Our strategy, in general, is to be scientifically driven, to evaluate multiple options with limited upfront payments and to obtain early proof-of-concept validation prior to a larger commitment of capital. We plan to explore opportunities to expand our product pipeline through in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of ophthalmic diseases, principally diseases of the back of the eye. We believe that our focus on diseases of the back of the eye and our experienced management and clinical development teams will make us an attractive collaborator or acquirer for companies seeking to out-license or sell rights to products, product candidates or technologies in our area of focus. We generally expect that we will not engage in internal early stage research and drug discovery and will thus avoid the related costs and risks of these activities. However, we plan to continue to assess opportunities to in-license late-stage preclinical product candidates as well as clinical assets. As an example of this strategy, in November 2014, we entered into an exclusive research and option agreement with AVEO Pharmaceuticals to license tivozanib, a small molecule vascular endothelial growth factor (VEGF) tyrosine kinase inhibitor, for the treatment of non-oncologic conditions of the eye. Under the terms of the agreement, we paid AVEO an upfront fee of $0.5 million for exclusive rights to investigate tivozanib's potency and potential as an ocular formulation. If we elect to continue the development of an ocular formulation of tivozanib, we may exercise our option for an exclusive worldwide license (excluding Asia) for the compound for ocular indications upon payment of a license fee and other milestone payments.

Potential for Fovista in Wet AMD

        In our completed Phase 2b clinical trial, the combination of 1.5 mg of Fovista and Lucentis demonstrated statistically significant superiority compared to Lucentis monotherapy based on the primary endpoint of mean change in visual acuity from baseline at 24 weeks, providing a 62%

comparative benefit from baseline. Our Phase 3 clinical program builds on and incorporates significant aspects from the design of our Phase 2b clinical trial. We intend to seek a broad label with regard to patient and/or lesion characteristics for Fovista for the treatment of patients with wet AMD in combination with anti-VEGF drugs. We believe that Fovista may provide meaningful added benefit in the treatment of wet AMD regardless of which anti-VEGF drug is administered in combination with Fovista. We also believe that Fovista has the potential to inhibit the formation of subretinal fibrosis, thereby improving longer-term visual outcomes for wet AMD patients.

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

  Phase 3 Clinical Trials Build Upon and Incorporate Phase 2b Clinical Trial Design

        We have initiated a pivotal Phase 3 clinical program comprised of three separate clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD. The primary efficacy endpoint in each of our Phase 3 clinical trials is the mean change in visual acuity from baseline, which will be assessed at 12 months after first treatment.

        Two of the three Phase 3 clinical trials included in our Phase 3 clinical program are evaluating the safety and efficacy of Fovista administered in combination with Lucentis and build upon and incorporate significant aspects from the design of our Phase 2b clinical trial. We believe that the following aspects of our two Phase 3 clinical trials of Fovista administered in combination with Lucentis may reduce the risk that we will have unexpected outcomes in these two trials:

  •
  While we have modified the methodology used to determine a patient's eligibility under certain of the inclusion and exclusion criteria for our Phase 3 clinical trials as compared to our Phase 2b clinical trial, we have made no meaningful changes to the inclusion and exclusion criteria in these Phase 3 clinical trials from those we used in our Phase 2b clinical trial. We expect that this will result in the enrollment of a patient population similar to the patient population enrolled in our Phase 2b clinical trial.

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

        We are also conducting a third clinical trial that is evaluating the safety and efficacy of Fovista administered in combination with each of Avastin or Eylea compared to Avastin or Eylea monotherapy. We believe that Fovista may provide meaningful added benefit in the treatment of wet AMD regardless of which anti-VEGF drug is administered in combination with Fovista. The Committee for Medicinal Products for Human Use, or the CHMP, of the EMA has informed us that, given that Avastin is not approved for intravitreal use in the European Union, the final label for Fovista in the European Union, if Fovista receives marketing approval, may be required to specify only the anti-VEGF drugs approved for intravitreal use that were studied in combination with Fovista, rather than a label specifying Fovista for use in combination with any anti-VEGF drug.

  Potential to Enhance Efficacy of Current Standard of Care

        We intend to seek a broad label with regard to patient and/or lesion characteristics for Fovista in combination with anti-VEGF drugs for the treatment of patients with wet AMD. The anti-VEGF market for the treatment of wet AMD consists of Lucentis, Avastin and Eylea. The condition of many patients suffering with wet AMD improves significantly through the use of anti-VEGF drugs. However, in a substantial portion of cases the condition of the patient deteriorates over time. For example, based on results of third-party clinical trials, after one year of treatment with an anti-VEGF drug, approximately 18% to 22% of newly diagnosed wet AMD patients lost additional vision, defined as the loss of the ability to read one or more letters on a standardized chart of vision testing, and approximately 62% to 75% of such patients did not achieve an ability to read an additional 15 or more letters on the standardized chart of vision testing post-treatment.

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

        We believe that the administration of Fovista in combination with anti-VEGF drugs in patients with wet AMD may disrupt abnormal new blood vessels and cause neovascular regression more effectively than anti-VEGF monotherapy, leading to improved visual outcomes. In addition, based on our initial retrospective assessment of retinal images of patients who experienced vision loss following treatment with either 1.5 mg of Fovista in combination with 0.5 mg of Lucentis or Lucentis monotherapy in our completed Phase 2b clinical trial, a retrospective analysis conducted by an independent reading center, results from preclinical tests and our review of recent scientific literature, we also believe that wet AMD patients who receive anti-VEGF monotherapy may remain at increased risk for the development of subretinal fibrosis. We believe that the development of subretinal fibrosis in these patients may, in part, be responsible for the deterioration of vision that many wet AMD patients experience over time, notwithstanding treatment with an anti-VEGF drug.

        In a study published in 2013 in American Journal of Ophthalmology, 40% of wet AMD patients exhibited subretinal fibrosis and retinal scarring after two years of treatment with Lucentis. According to a retrospective analysis of the Comparisons of AMD Treatment Trials, or CATT, published in 2013 in Ophthalmology, 32% of newly diagnosed wet AMD patients developed retinal scarring after one year of treatment with either Lucentis or Avastin, while 45% of newly diagnosed wet AMD patients developed retinal scarring after two years of treatment with either Lucentis or Avastin.

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

Age-Related Macular Degeneration

        Eye disease can be caused by many factors and can affect both the front and back of the eye. In its most extreme cases, eye disease can result in blindness. In the developed world, the major diseases that result in blindness are those affecting the retina, including AMD and diabetic retinopathy, and glaucoma. These diseases deprive patients of their sight and, as a result, their ability to live independently and perform daily activities. Any improvement in vision, or even a slowing of the rate of vision loss, has a tremendous impact on the quality of life of patients with impaired vision.

        AMD is a leading cause of vision loss in people over the age of 50 in the western world. There are two forms of AMD, dry AMD and wet AMD. According to AMD Alliance International, approximately 10 million people in the United States and 30 million people worldwide suffer from some form of AMD. AMD Alliance International estimates that dry AMD accounts for 85% to 90% of all AMD cases, while a study published in Ophthalmology in 2012 analyzing age and gender variations in AMD prevalence estimates that approximately 8 million people worldwide are affected by geographic atrophy, a form of dry AMD. A study on the burden of AMD published in 2006 in the peer reviewed journal Current Opinion in Ophthalmology, estimated that 1,250,000 people in the United States, suffer from wet AMD. In addition, AMD Alliance International reports that approximately 200,000 new cases of wet AMD arise each year in the United States. Based on U.S. Census Bureau data, we estimate that over the next two decades in the United States the number of people aged 55 or older is expected to increase by approximately 36% and the number of people aged 65 and older is expected to increase by approximately 69%. We expect that this increase in the number of elderly people will result in a significant increase in the number of cases of both dry AMD, including cases of geographic atrophy, and wet AMD in the United States.

        AMD is a major public health problem that has a devastating effect on patients and a significant adverse impact on the economy. AMD distorts the acute central vision necessary for daily activities such as reading, face recognition, watching television and driving and can lead to loss of central vision and blindness. According to a 2010 study sponsored by AMD Alliance International, the annual direct healthcare system costs of visual impairment worldwide due to AMD were estimated at approximately $255 billion. According to the same study, wet AMD patients suffer a reduced quality of life and experience difficulty performing daily activities, social isolation, higher than normal rates of clinical depression, twice the risk of premature death as those who are not visually impaired, increased risk of falls and related hip fractures and premature admission to nursing homes. Wet AMD represents approximately 10% of all cases of AMD, but is responsible for 90% of the severe vision loss associated with the disease.

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

        Abnormal new blood vessels tend to be fragile and often bleed and leak fluid into the macula, the central most portion of the retina responsible for central vision and color perception. Untreated, blood vessel growth and associated leakage typically lead to retinal distortion and eventual retinal scarring, with irreversible destruction of the macula and resulting in loss of vision. This visual loss occurs rapidly with a progressive course. Approximately 90% of wet AMD cases involve subfoveal choroidal neovascularization, which is blood vessel growth directly under the central portion of the macula, known as the fovea. Our Phase 3 clinical program for Fovista is enrolling patients with subfoveal wet AMD.

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

        Retinal specialists historically have used fluorescein angiography to determine the extent and location of abnormal new blood vessels relative to the RPE. This technique involves injection of a fluorescent dye into the systemic circulation and capturing its image during transit through the retinal circulation using a specialized camera. Fluorescein angiography is very sensitive in detecting the presence or absence of neovascularization. However, fluorescein angiography's accuracy in subtype detection can be inconsistent. In addition, the use of fluorescein angiography is limited in detecting the location and position of the abnormal blood vessels relative to the RPE due to the variability and subjectivity inherent in the reading of the fluorescein angiogram. Currently, there is a shift toward using the latest, high resolution SD-OCT models to image the abnormal new blood vessels and the associated leakage in wet AMD patients. Increasingly, retinal specialists, in determining the subtype classification, use SD-OCT to assess whether the presence of abnormal new vessels is located above or below the RPE. Because of technological enhancements in SD-OCT machines, the resolution of SD-OCT retinal tissue imaging has increased markedly over the last few years. SD-OCT is the current standard for retinal imaging in the United States and the European Union. SD-OCT utilizes specialized light scattering through the biological tissues and obtains high-resolution retinal tissue images using a specialized camera. SD-OCT images show a cross-sectional view of the retina that permits enhanced resolution of the space under the retina and at the RPE level where the neovascularization associated with wet AMD is present. SD-OCT images allow for a more precise analysis of anatomical differences between various angiographic subtypes of CNV lesions in neovascular AMD, especially with respect to the location of the abnormal new vessels relative to the RPE.

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

  Currently Available Therapies for Wet AMD

        The current standard of care for wet AMD is administration by intravitreal injection of anti-VEGF drugs as monotherapy. The FDA has approved the anti-VEGF drugs Lucentis, Eylea and Macugen for the treatment of wet AMD. The FDA also has approved photodynamic therapy with Visudyne (PDT) as a treatment of patients with wet AMD. In addition, although approved by the FDA as a cancer therapy, the anti-VEGF drug Avastin is used off-label to treat wet AMD. Lucentis is an antibody fragment derived from the same full length antibody from which Avastin was derived.

        Lucentis and Eylea are used primarily to treat wet AMD, although they also are approved for the treatment of other diseases of eye. In 2014, annual worldwide sales of Lucentis and Eylea for all retinal diseases indications totaled approximately $7.1 billion. This sales number does not include Avastin, which is commonly used off-label to treat wet AMD in the United States and in the European Union. According to IMS data, in 2013, Avastin was used off-label to treat approximately 50% of Medicare beneficiaries and approximately 66% of new-to-therapy Medicare beneficiaries who received anti-VEGF therapy for wet AMD. In addition, according to information published in November 2012 by BioTrends Research Group, retinal specialists in the largest markets in the European Union use off label Avastin to treat approximately 27% of patients with wet AMD.

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

        The availability of anti-VEGF drugs has significantly improved visual outcomes for patients with wet AMD who have been treated with anti-VEGF drugs as compared to untreated patients. A retrospective study published in 2012 in the peer reviewed journal JAMA Ophthalmology confirmed that the prevalence of both legal blindness and moderate visual impairment in patients two years after being diagnosed with wet AMD have decreased substantially following the introduction of anti-VEGF therapy. Nonetheless, the condition of many patients with wet AMD treated with anti-VEGF drugs does not improve significantly and deteriorates in a substantial portion of cases. Moreover, on average, improvement in vision through the use of an anti-VEGF drug in the near term is followed by the loss of the initial visual gain over the longer term.

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

        We believe that PDGF is one of the major mediators of the formation and stabilization of the choroidal neovascular complex and the associated development of subretinal fibrosis and retinal scarring. These two processes were associated with poor visual outcome in wet AMD patients in the CATT study, a National Eye Institute sponsored multicenter clinical trial. We believe the formation of subretinal fibrosis and retinal scarring leads to retinal dysfunction in the affected region which, on average, leads to poor visual outcomes in a significant portion of wet AMD patients. Two recent studies have focused on the development of subretinal fibrosis in wet AMD patients receiving treatment with an anti-VEGF drug and have implicated subretinal fibrosis as a major factor in the long-term prognosis for visual outcomes for wet AMD patients:

  •
  An article appearing in Ophthalmology in 2013 focused on the development of retinal scarring in wet AMD patients receiving treatment with Lucentis or Avastin monotherapy. Findings were based on a retrospective analysis of the CATT study. Approximately 1,200 newly diagnosed wet AMD patients were enrolled and treated with either Lucentis or Avastin over a period of two years. Patients with retinal scarring upon study entry or for whom one-year and two-year ocular photographs were not available were excluded from the analysis. Of the remaining 1,059 patients, 339, or 32%, developed retinal scarring after one year of treatment with either Lucentis or Avastin, while 480, or 45%, developed retinal scarring after two years of treatment with either Lucentis or Avastin. Patients with larger lesion sizes or visual acuity of less than 20/40 upon study entry were more likely to develop retinal scarring.

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

Fovista

        We are developing our product candidate Fovista to be administered in combination with anti-VEGF drugs for the treatment of wet AMD. Fovista is designed to target PDGF. We believe that Fovista's mechanism of action, when administered in combination with an anti-VEGF drug, may result in two relevant biological responses: neovascular regression and inhibition of subretinal fibrosis. We further believe that the administration of Fovista in combination with anti-VEGF drugs in patients with wet AMD may cause regression of neovascularization and inhibit subretinal fibrosis more effectively than anti-VEGF monotherapy. We believe that Fovista may provide meaningful added benefit in the treatment of wet AMD regardless of which anti-VEGF drug is administered in combination with Fovista. Fovista binds to and inhibits PDGF, causing the stripping of pericytes, which are cells that cover the outside of newly formed blood vessels. After the pericytes are stripped from the new blood vessels, endothelial cells lining the inside of the newly formed blood vessels are left unprotected and are highly vulnerable to the effects of anti-VEGF therapy. Fovista also inhibits migration of other retinal cells attracted by PDGF, such as RPE cells and glial cells, which play a role in the formation of subretinal fibrosis. Our belief that Fovista may inhibit subretinal fibrosis is based on our initial retrospective assessment of retinal images of patients who experienced vision loss following treatment with either 1.5 mg of Fovista in combination with 0.5 mg of Lucentis or Lucentis monotherapy in our completed Phase 2b clinical trial, a retrospective analysis conducted by an independent reading center, results from pre-clinical tests and the scientific literature. In October 2014, an independent subgroup analysis assessing the development and progression of subretinal fibrosis in our Phase 2b clinical trial was presented at the Annual Meeting of the American Academy of Ophthalmology. This retrospective analysis showed that the mean change in severity of subretinal fibrosis from baseline to conclusion of the study at 24 weeks was 0.97 vs. 2.0 (P = 0.003), favoring the Fovista (1.5mg) combination therapy group. At 24 weeks, approximately twice the number of patients on standard of care anti-VEGF monotherapy (54%) were noted to have progression of subretinal fibrosis compared to the Fovista (1.5mg) combination therapy group (27%). In eyes without any subretinal fibrosis at baseline, subretinal fibrosis developed in 10% of patients who received Fovista (1.5mg) combination therapy, compared to 51% of patients who received monotherapy Lucentis.

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

        We have measured Fovista's inhibition of both PDGF-BB and PDGF-AB binding to both their receptors, PDGFR-a and PDGF-ß, by widely accepted scientific methods. In in vitro assays, Fovista strongly inhibits both PDGF-BB and PDGF-AB from binding to their receptors with potency equal to an antibody that directly blocks the PDGFR- a and PDGF-ß receptors. In preclinical models, we observed the marked stripping of pericytes from abnormally proliferating blood vessels in animals treated with Fovista. The combination of Fovista and anti-VEGF treatment in animal models of neovascularization disrupted and regressed abnormal new blood vessels to a greater degree than treatment with anti-VEGF monotherapy.

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

        The following diagram shows what we believe are the anti-neovascularization elements of Fovista's mechanism of action:

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

        In our Phase 3 clinical trials, Fovista is administered by intravitreal injection after a separate intravitreal injection of an anti-VEGF drug. Before a physician administers the intravitreal injections of the anti-VEGF drug and Fovista, the patient receives topical numbing drops or injection of a numbing agent. In addition, physicians typically rinse the ocular surface with an antiseptic solution. By injecting the medication into the vitreous, the physician delivers Fovista in close vicinity to the active disease site with minimal potential for exposure to non-ocular tissues. Many other therapies used to treat serious retinal disorders, including Lucentis, Avastin and Eylea, also are administered by intravitreal injection.

  Clinical Development of Fovista Combination Therapy for Wet AMD

        We have completed one Phase 1 clinical trial and one Phase 2b clinical trial of Fovista administered in combination with Lucentis for the treatment of wet AMD. We have initiated a pivotal Phase 3 clinical program to evaluate the safety and efficacy of Fovista combination therapy for the treatment of newly diagnosed wet AMD patients compared to current standard of care anti-VEGF monotherapy. We expect to have initial, top-line data from this Phase 3 clinical program available in 2016. If the results of this Phase 3 clinical program are favorable, we plan to submit applications for marketing approval for Fovista in the United States and, together with our ex-U.S. commercialization partner, Novartis, in the European Union.

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

        In July 2013, we submitted protocols for the three trials in our Phase 3 clinical program to the FDA. In August 2013, we initiated enrollment in the United States in the two trials evaluating Fovista administered in combination with Lucentis. We initiated enrollment in the third trial in this Phase 3 clinical program in the United States in the second quarter of 2014. Outside the United States, we have made regulatory submissions in selected countries to initiate the three Phase 3 clinical trials of Fovista administered in combination with Lucentis and have received all but one of the necessary country approvals to proceed with the two trials evaluating Fovista administered in combination with Lucentis in those countries and substantially all of the necessary country approvals for the third trial of Fovista administered in combination with Avastin or Eylea.

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

        We randomly assigned patients in this trial to one of three treatment groups. Patients were treated and assessed once every four weeks for 24 weeks. Treatment for the three groups in the trial was as follows:

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

  Measures of Anatomical Changes—Retrospective Analyses

        We performed retrospective analyses of anatomical changes, based on choroidal neovascularization and subretinal hyper-reflective material, or SHRM, that were not pre-specified primary or secondary endpoints in the trial design. Although a retrospective analysis performed after unblinding trial results can result in the introduction of bias, we believe that these retrospective analyses may further support the results from our primary endpoint and the anti-neovascularization element of our proposed mechanism of action for Fovista.

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

Retrospective Analysis of Subretinal Fibrosis

        Development of subretinal fibrosis is typically associated with poor visual outcomes in wet AMD patients. We have undertaken a retrospective analysis of retinal images from patients who experienced vision loss following treatment with either 1.5 mg of Fovista in combination with 0.5 mg of Lucentis or Lucentis monotherapy in our Phase 2b clinical trial to investigate the development of subretinal fibrosis in these patients. Our initial retrospective assessment of retinal images of these patients indicates a reduction, on average, in the development and severity of subretinal fibrosis at the 24 week timepoint in patients treated with the combination of 1.5 mg of Fovista and Lucentis compared to patients receiving Lucentis monotherapy. We have engaged independent third-party retinal experts to review these images to assess the development of subretinal fibrosis in this group of patients. In October 2014, an independent subgroup analysis assessing the development and progression of subretinal fibrosis in our Phase 2b clinical trial was presented at the American Academy of Ophthalmology annual meeting. This retrospective analysis showed that the mean change in severity of subretinal fibrosis from baseline to conclusion of the study at 24 weeks was 0.97 vs. 2.0 (P = 0.003), favoring the Fovista (1.5mg) combination therapy group. At 24 weeks, approximately twice the number of patients on standard of care anti-VEGF monotherapy (54%) were noted to have progression of subretinal fibrosis compared to the Fovista (1.5mg) combination therapy group (27%). In eyes without any subretinal fibrosis at baseline, subretinal fibrosis developed in 10% of patients who received Fovista (1.5mg) combination therapy, compared to 51% of the patients who received monotherapy Lucentis. We believe such findings may provide support for the anti-fibrotic element of our proposed mechanism of action for Fovista. In August 2014, we commenced a Phase 2a open-label clinical trial designed to further investigate the potential effect of the administration of Fovista in combination with anti-VEGF therapy in reducing the formation of subretinal fibrosis in wet AMD patients.

Safety

        Fovista was generally well tolerated in the Phase 2b trial at both doses tested in combination with Lucentis. We did not observe any cases of infection inside the eye, or endophthalmitis. We observed one case of severe intraocular inflammation among the patients treated with 0.3 mg of Fovista in combination with Lucentis and no such cases among the patients treated with 1.5 mg of Fovista in combination with Lucentis. We did not observe any significant imbalances among treatment groups in the incidence of ocular adverse events or systemic adverse events, including cardiovascular events or stroke. The number of patients in our Phase 2b clinical trial with one or more serious systemic adverse events, the most common systemic serious adverse events in this trial organized by MedDRA system organ class, a standard method of reporting adverse events, and by antiplatelet trialists' collaboration events, a standard method of reporting cardiovascular adverse events, are set forth in the table below.

	Monotherapy Lucentis N = 148	0.3 mg Fovista + Lucentis N = 149	1.5 mg Fovista + Lucentis N = 152
Patients With One or More Systemic Serious Adverse Events	11 (7.4)%	13 (8.7)%	9 (5.9)%
MedDRA System Organ Class(1)
Cardiac Disorders	2 (1.4)%	2 (1.3)%	2 (1.3)%
Gastrointestinal Disorders	1 (0.7)%	2 (1.3)%	3 (2.0)%
Infections	1 (0.7)%	2 (1.3)%	0 (0.0)%
Musculoskeletal Disorders	1 (0.7)%	0 (0.0)%	2 (1.3)%
Neoplasms	3 (2.0)%	3 (2.0)%	1 (0.7)%
Nervous System Disorders	3 (2.0)%	1 (0.7)%	0 (0.0)%
Respiratory Disorders	0 (0.0)%	3 (2.0)%	2 (1.3)%
Any Antiplatelet Trialists' Collaboration (APTC) Event
Non-Fatal Myocardial Infarction	0 (0.0)%	0 (0.0)%	0 (0.0)%
Non-Fatal Stroke	2 (1.4)%	1 (0.7)%	0 (0.0)%
Vascular Death	1 (0.7)%	0 (0.0)%	0 (0.0)%

(1)
Data are listed only for system organ classes with three or more events.

        There was one serious adverse event in the study eye in each of the treatment groups. The serious adverse event was different among each of the treatment groups as shown in the table below.

	Monotherapy Lucentis N = 148	0.3 mg Fovista + Lucentis N = 149	1.5 mg Fovista + Lucentis N = 152
Ocular Serious Adverse Events	1 (0.7)%	1 (0.7)%	1 (0.7)%
Corneal Erosion	0 (0.0)%	0 (0.0)%	1 (0.7)%
Uveitis	0 (0.0)%	1 (0.7)%	0 (0.0)%
Visual Acuity Reduced	1 (0.7)%	0 (0.0)%	0 (0.0)%

        The most common adverse events in the study eye are set forth in the table below.

Ocular Adverse Events Reported in Study Eye in 5% or More of Patients in Any Arm

	Monotherapy Lucentis N = 148	0.3 mg Fovista + Lucentis N = 149	1.5 mg Fovista + Lucentis N = 152
Patients with One or More Adverse Events	75 (50.7)%	79 (53.0)%	79 (52.0)%
Conjunctival hemorrhage	37 (25.0)%	34 (22.8)%	51 (33.6)%
Punctate keratitis	10 (6.8)%	19 (12.8)%	15 (9.9)%
Eye pain	8 (5.4)%	10 (6.7)%	13 (8.6)%
Conjunctival hyperemia	13 (8.8)%	9 (6.0)%	13 (8.6)%
Subretinal fibrosis	8 (5.4)%	6 (4.0)%	5 (3.3)%
Intraocular pressure increase	4 (2.7)%	8 (5.4)%	9 (5.9)%

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

  Ongoing Phase 3 Clinical Program for Fovista Combination Therapy for Wet AMD

        We have initiated a pivotal Phase 3 clinical program consisting of three separate Phase 3 clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF drugs for the treatment of newly diagnosed wet AMD patients compared to anti-VEGF monotherapy. We plan to enroll a total of 1,866 patients at more than 225 centers internationally.

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

        The protocols for our Phase 3 clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. The FDA is not obligated to comment on our protocols within any specified time period or at all or to affirmatively clear or approve our Phase 3 clinical program. We submitted the protocols for our Phase 3 clinical trials to the FDA in July 2013 and initiated the three trials in our Phase 3 clinical program in the United States without waiting for any such comments. To date, we have not received any such comments from the FDA. The FDA or other regulatory authorities may request additional information, require us to conduct additional non-clinical trials or require us to modify our proposed Phase 3 clinical program, including its endpoints, patient enrollment criteria or selection of anti-VEGF drugs, to receive clearance to initiate such program or to continue such program once initiated.

        Outside the United States, we have made regulatory submissions in selected countries to initiate the three Phase 3 clinical trials. We have obtained all but one of the necessary country approvals to proceed with the two trials of Fovista administered in combination with Lucentis in those countries and have received substantially all of the necessary country approvals for the trial of Fovista administered in combination with Eylea or Avastin. In the European Union, as further described below, in addition to filing in selected countries with national competent authorities responsible for approving clinical trial applications, we have had interactions regarding our planned application for marketing approval with the EMA's CHMP, which is the committee responsible for preparing opinions on questions concerning medicines for human use. The national competent authorities in those countries from which we have not yet received approval may follow the advice described below of the CHMP that we consider toxicity studies with Fovista administered in combination with Avastin or Eylea prior to initiating our corresponding Phase 3 clinical trial in those countries.

        In the fourth quarter of 2013, the CHMP provided scientific advice on our proposed Phase 3 clinical program for Fovista and our plan to seek regulatory approval for Fovista. As part of that scientific advice, the CHMP advised us that the planned primary endpoint for each of the Phase 3 clinical trials for Fovista, mean change from baseline in best corrected visual acuity, was acceptable. In addition, the CHMP confirmed that carcinogenicity studies are not needed for our Phase 3 clinical program. The CHMP also advised us that we should justify our proposal to initiate, at the Phase 3 clinical trial stage, certain previously untested combinations of Fovista with Avastin or Eylea, and, as described above, that we should consider conducting toxicity studies with Fovista administered in combination with Avastin or Eylea prior to initiating our corresponding Phase 3 clinical trial. In addition, the CHMP informed us that, given that Avastin is not approved for intravitreal use in the European Union, the final label for Fovista, if it receives marketing approval, may be required to specify only the anti-VEGF drugs approved for intravitreal use that were studied in combination with Fovista, rather than a label specifying Fovista for use in combination with any anti-VEGF drug.

        In the first quarter of 2014, we received a written response from the CHMP on these issues. The CHMP is in agreement with our plan to use the less frequent dosing schedule approved for Eylea in the European Union as the dosing schedule in our Phase 3 clinical trial evaluating Fovista administered in combination with Eylea. The CHMP has also agreed with our plan for monthly dosing for the first 12 months of each of our Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis and, to slightly modify the dosing regimen in the second 12 months for one of these two trials so that it is consistent with the less frequent dosing schedule approved for Lucentis in the European Union. The dosing schedule for the second 12 months in the other study evaluating Fovista administered with Lucentis remains unchanged.

        Based on our estimates regarding patient enrollment, we expect to have initial, top-line data from this Phase 3 clinical program available in 2016. If the results of this Phase 3 clinical program evaluating Fovista are favorable, we plan to submit applications for marketing approval seeking a broad label with regards to patient and/or lesion characteristics for Fovista in combination with anti-VEGF drugs in the United States and, together with our ex-U.S. commercialization partner, Novartis, in the European Union. In September 2013, the FDA notified us that we have obtained fast track designation for Fovista for the treatment of wet AMD.

        We expect to submit applications for marketing approval of Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD in the United States and, together with our commercialization partner, Novartis, in the European Union if we obtain positive outcomes in at least two of our three Phase 3 clinical trials. We believe that clinically meaningful favorable results from two of our Phase 3 clinical trials in which a combination of 1.5 mg of Fovista with an anti-VEGF drug achieves superiority over anti-VEGF drug monotherapy with statistical significance on the primary endpoint of mean change in visual acuity from baseline at 12 months, together with the results of our Phase 1 and Phase 2b clinical trials, will be sufficient to support applications for marketing approval of Fovista for the treatment of wet AMD in the United States and the European Union. However, if favorable results from two of our three Phase 3 clinical trials include results from only one of our Phase 3 clinical trials evaluating the safety and efficacy of a combination of 1.5 mg of Fovista and Lucentis, the FDA, the EMA or other regulatory authorities may not grant, or may request additional information, including the results of additional clinical trials, prior to granting, marketing approval for Fovista.

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

        For each patient enrolled in the Phase 3 clinical trials, we are measuring the patient's best-corrected visual acuity prior to treatment to establish a baseline against which subsequent visual acuity changes after treatment can be compared. The protocols for each of these trials provide that patients be assessed monthly. The administration of treatment varies among the three trials. In the two trials investigating the administration of Fovista in combination with Lucentis, patients are treated monthly for the first 12 months. In one of the two Lucentis trials, during the second 12 months, patients will be treated every other month and can be retreated during the intervening months in accordance with specific retreatment criteria set forth in the protocol for the trial based on visual acuity and imaging. In the second Lucentis trial, during the second 12 months treatment will be administered based upon the stability of the patient's visual acuity, ophthalmic examination and imaging consistent with EU labeling of Lucentis. These two Lucentis trials build upon and incorporate significant aspects from the design of our Phase 2b clinical trial of Fovista administered in combination with Lucentis while evaluating the administration of Fovista combination therapy over a longer overall treatment period in a greater number of patients. In these first two trials, we are randomly assigning patients to one of two treatment groups with approximately 311 patients in each group. Treatment for the two groups in each of these two trials is as follows:

  •
  Patients in the first group receive intravitreal injections of 1.5 mg of Fovista following intravitreal injections of 0.5 mg of Lucentis.

  •
  Patients in the second group, which serves as the control arm of the trial, receive sham injections following intravitreal injections of 0.5 mg of Lucentis.

        The third of these three Phase 3 clinical trials, which is evaluating Fovista in combination with Avastin or Eylea, has a similar trial design. In this third trial, we are randomly assigning patients to one of two treatment groups with approximately 311 patients in each group. The patients randomized to receive Avastin are treated monthly for 24 months and the patients randomized to receive Eylea are treated every month for the first three months followed by every other month thereafter. Treatment for the two groups in this trial is as follows:

  •
  Patients in the first group are further randomized in a 1:1 ratio to receive intravitreal injections of one of the following treatments:

  •
  1.5 mg of Fovista following intravitreal injections of 1.25 mg of Avastin; or

  •
  1.5 mg of Fovista following intravitreal injections of 2.0 mg of Eylea.

  •
  Patients in the second group, which serves as the control arm of the trial, are further randomized in a 1:1 ratio to receive one of the following treatments:

  •
  sham injections following intravitreal injections of 1.25 mg of Avastin; or

  •
  sham injections following intravitreal injections of 2.0 mg of Eylea.

        We have made no meaningful changes to the inclusion and exclusion criteria in these Phase 3 clinical trials from those we used in our Phase 2b clinical trial. However, we have modified the methodology used to determine a patient's eligibility under certain of the inclusion and exclusion criteria for our Phase 3 clinical trials as compared to our Phase 2b clinical trial. We are enrolling patients in our Phase 3 clinical program based on a specific definition of the presence of neovascularization based on diagnostic imaging of the retina. The most commonly employed and standard modality for neovascular AMD imaging in a typical retinal specialty based practice is SD-OCT. Other diagnostic modalities usually employed by many retinal physicians include fluorescein angiogram and fundus photos. To ensure that uniform criteria are applied in characterizing patients' neovascular lesions, we have engaged a centralized reading center to review the SD-OCT, fluorescein angiogram and fundus photos of each patient's affected eye. The reading center uses these imaging modalities to assess the eligibility of the abnormal new blood vessels at the time of enrollment.

        SD-OCT utilizes specialized light scattering through the biological tissues and obtains high resolution retinal tissue images using a specialized camera. Considerable technological advances in the latest generation of SD-OCT machines have resulted in marked improvement in retinal image resolution. Currently there is a shift toward using the latest, high-resolution SD-OCT models in most retinal focused practices. The use of fluorescein angiography for imaging has been replaced by SD-OCT in the United States and the European Union as the most common standard for retinal imaging in wet AMD management.

        SD-OCT images show a cross sectional view of the retina permitting enhanced resolution of the space under the retina where the neovascularization is typically present, along with assessment of the relative location of the neovascularization with respect to the RPE layer. This location of the neovascular lesion relative to the RPE, that is, above or below the RPE, is more precise with the SD-OCT. Assessment of such characteristics of the neovascular lesion by fluorescein angiography has inherent variability between certified readers at the reading centers and is often reflected as inconsistency in subtype determinations. Fluorescein angiography continues to be utilized because of its high sensitivity for the detection of the presence of an active neovascular lesion. We believe that use of a centralized reading center and the latest imaging technologies enables us to confirm patient eligibility and properly classify neovascular characteristics and the associated leakage in an accurate and standardized manner prior to enrolling them in the trial.

        Furthermore, as was the case in both our Phase 1 clinical trial and our Phase 2b clinical trial, there is a 30-minute delay in the injection of Fovista after the anti-VEGF drug.

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

        Lesion Characteristics.    Treating physicians typically do not use subtype categorization as a diagnostic tool for choosing among pharmacological agents for treating wet AMD. The process for determining whether or not a wet AMD patient has pure occult choroidal neovascularization has evolved considerably in the United States and European Union over the last five years, with SD-OCT replacing fluorescein angiography as the diagnostic standard. There is significant variability and inconsistency among physicians and reading centers with respect to the determination of the presence and amount of the occult component of lesions using fluorescein angiography. Different reading centers may categorize a patient differently on the basis of the same image if fluorescein angiography is used to assess the occult component of choroidal neovascularization. We believe the use of SD-OCT to assess choroidal neovascularization at the time of enrollment in our Phase 3 clinical trials will alleviate some of the variability and inconsistency inherent in using fluorescein angiography. SD-OCT will be used to assess the characteristics of abnormal new vessels, which historically, using fluorescein angiography, have been associated with the subtype occult neovascularization. SD-OCT is the current standard of imaging of wet AMD patients and we believe that the use of SD-OCT will provide a more precise analysis of the anatomical differences between the various angiographic subtypes of CNV lesions in neovascular AMD. Microscopic examination of retinas taken from deceased patients who suffered from choroidal neovascularization shows that abnormal new blood vessels characterized as occult choroidal neovascularization using fluorescein angiography have similar morphology to those characterized as classic choroidal neovascularization, including pericyte coverage.

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

Potentially Expanding the Use of Fovista

  Additional Planned Phase 2 Clinical Trials Further Evaluating Potential to Provide Benefit in Wet AMD

        In addition to conducting our Phase 3 clinical program for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD, we are currently conducting, and plan to further conduct, additional trials to evaluate Fovista's potential to provide benefit to patients with wet AMD:

  •
  Reduction of Treatment Burden Trial in Wet AMD.  We believe that Fovista combination therapy may allow for less frequent dosing and patient visits compared to anti-VEGF monotherapy, thus reducing patient treatment burden. In retrospective analyses of our completed Phase 2b clinical trial of Fovista, we observed that treatment with Fovista combination therapy, on average, results in a larger reduction in the size of the choroidal neovascular complex in wet AMD patients, compared to treatment with anti-VEGF monotherapy. We believe that the reduction in the size of the choroidal neovascular complex implies a reduction in the number of cellular elements releasing angiogenic mediators, including VEGF and PDGF, which may translate into a reduced need for intravitreal injections to achieve similar levels of inhibition of these mediators. We have recently initiated a Phase 2a clinical trial to assess whether the use of Fovista in combination with anti-VEGF drugs can reduce the frequency of intravitreal injections required to effectively treat wet AMD. We expect to receive initial results from this Phase 2 clinical trial in late 2015 or early 2016

  •
  Treatment Failure Trial in Wet AMD.  A subpopulation of wet AMD patients treated with anti-VEGF monotherapy either does not achieve significant visual gain or experiences visual decline. This response is often categorized as anti-VEGF resistance. In some third-party clinical trials, after one year of treatment with an anti-VEGF drug monotherapy approximately 18% to 22% of newly diagnosed wet AMD patients have lost additional vision, defined as the loss of the ability to read one or more letters on a standardized chart of vision testing. Third-party preclinical studies suggest that pericyte coverage of abnormally proliferating new blood vessels may be a potential cause of anti-VEGF resistance. We therefore believe that Fovista administered in combination with an anti-VEGF drug may result in improved visual outcomes in these anti-VEGF resistant patients. We plan to initiate in 2015 an initial Phase 2 clinical trial with wet AMD patients who are anti-VEGF resistant to investigate whether Fovista administered in combination with an anti-VEGF drug may prove beneficial.

  •
  Anti-Fibrosis Trial in Wet AMD.  Data from two large, recently published third-party clinical studies show that 40% to 45% of wet AMD patients develop subretinal fibrosis after two years of treatment with an anti-VEGF drug. Wet AMD patients who develop subretinal fibrosis have worse visual outcomes, on average, compared to patients who do not develop subretinal fibrosis. In preclinical animal models of subretinal fibrosis, Fovista mediated inhibition of PDGF reduced the amount of scar tissue formation. We believe that our initial retrospective assessment of retinal images of patients who experienced vision loss following treatment with either 1.5 mg of Fovista in combination with Lucentis or Lucentis monotherapy in our completed Phase 2b Fovista trial is consistent with our hypothesis that Fovista mediated PDGF inhibition may be associated with inhibition of retinal scar formation. This belief is further supported by a retrospective analysis of the images conducted by an independent reading center. In August 2014, we initiated a Phase 2a open label clinical trial in which we plan to enroll approximately 100 patients with wet AMD patients to investigate the effect of the administration of Fovista in potentially reducing the formation of subretinal fibrosis, independent of the specific anti-VEGF regimen administered to patients. We expect to receive initial data from this Phase 2 clinical trial in late 2015.

        In addition, we have supplied Fovista for use in small, investigator sponsored, pilot clinical trials designed to assess the safety and efficacy of differing treatment regimens of Fovista administered in combination with each anti-VEGF drug. The trials seek to evaluate differing treatment regimens, including variations to the order in which Fovista and the anti-VEGF drug are administered and to the time between intravitreal injections.

        Initial data from one of these investigator sponsored trials, an ongoing anti-fibrosis trial, concerning a patient subgroup considered to be monotherapy anti-VEGF treatment resistant, was recently presented. This investigator sponsored trial is being conducted by Dr. Pravin Dugel and Retinal Consultants of Arizona. It is an uncontrolled study with a small sample size. Initial findings from this study were presented at the Bascom-Palmer Eye Institute Angiogenesis, Exudation, and Degeneration Meeting on February 7, 2015 by Dr. Dugel. Dr. Dugel reported that 30 patients are enrolled in an ongoing open label 24 month anti-fibrosis study. Twenty-seven of these 30 patients were considered to be monotherapy anti-VEGF treatment resistant patients and were treated for three months with Fovista (1.5mg) administered in combination with Eylea or Avastin. Anti-VEGF treatment resistant was defined in this study in the same manner as in most previously conducted switch studies as having persistent and/or recurrent exudation, or leakage, with similar demographics. Switch studies are clinical studies in which patients treated with one or more anti-VEGF agents are switched to another previously unused anti-VEGF agent if they were deemed non-responsive. In this study, patients had received an average of 25 anti-VEGF injections prior to receiving Fovista (1.5mg) combination therapy. Dr. Dugel reported that after three doses of Fovista (1.5mg) combination therapy patients gained, on average, 7.07 letters (n=27) based on the standardized visual acuity chart examination. In addition, 10 out of 27 patients receiving pre-treatment with Fovista prior to combination therapy gained an average of 11.10 letters compared to 4.70 letters for those patients not receiving pre-treatment at the three-month timepoint. The remaining three patients in the study had received no prior anti-VEGF therapy and, after three monthly doses of Fovista (1.5mg) combination therapy, gained an average of 17.66 letters. Standardization in visual acuity measurements and prior drug regimen was not uniform in this study, nor was there a control group.

  Planned Clinical Trials of Fovista in Additional Indications

        We are also exploring clinical development of Fovista for the treatment of a number of ophthalmic conditions with unmet medical need in which PDGF inhibition with Fovista administration may be beneficial. We are considering the potential therapeutic benefit of Fovista administered in combination with an anti-VEGF drug for the treatment of the following indications:

  •
  Von Hippel-Lindau Disease.  Von Hippel-Lindau disease, or VHL, is an inherited disease characterized by multiple benign and malignant tumors and cysts in the eye and other organs. Deficiency of the protein "pVHL" in multiple cell types is thought to cause VHL. In the eye, tumors consisting of blood cells called retinal capillary hemangiomas, or RCH, are the most common and earliest manifestation of VHL. These tumors cause significant retinal leakage and may lead to significant vision loss. Smaller lesions, located a significant distance from the central regions of the retina can be treated by laser or freezing via cryotherapy. However, larger and poorly situated lesions are usually untreatable or have poor visual prognoses. PDGF levels have been shown to be elevated in cells with deficiency of pVHL. Therefore, we believe that a combination of Fovista with an anti-VEGF drug may prove beneficial in RCH patients. We plan to supply Fovista for a clinical trial conducted by the National Eye Institute, or NEI, which we expect the NEI may initiate in 2015 or 2016, subject to our reaching agreement with NEI with respect to the trial. VHL is rare, and we estimate that there are approximately 5,000 people with the disease in the United States.

  •
  Proliferative Vitreoretinopathy.  Proliferative vitreoretinopathy, or PVR, is a complication that occurs in approximately 5% to 10% of cases of retinal detachment. It is characterized by various degrees of scarring in the retina. In its moderate to severe form, it may become recurrent with a subsequent poor visual outcome. It is usually treated by surgical intervention. However, the recurrent form is often untreatable. Local concentrations of PDGF have been shown to be elevated in patients suffering from PVR. In addition, results from animal studies indicate that PDGF may play a significant role in mediating PVR related retinal scarring by attracting other retinal cells, such as RPE cells and glial cells, which play a role in scar formation. In an animal model of PVR, Fovista strongly inhibited retinal scarring. Therefore, we believe that a combination of Fovista with surgical intervention may prove beneficial in these PVR patients. We are considering initiation in 2015 or 2016 of a clinical trial involving approximately 20 patients with PVR to investigate the potential benefit of Fovista administered in combination with surgical intervention. We estimate that there are approximately 5,000 to 10,000 new cases of PVR in the United States each year.

Dry AMD

        Dry AMD is a significant cause of moderate and severe loss of central vision, affecting vision in both eyes in most patients. Although dry AMD is the most common form of AMD, there are no therapies approved by the FDA or EMA to treat this condition. According to a 2011 publication from AMD Alliance International, approximately 30 million people worldwide have some form of AMD, with dry AMD accounting for 85% to 90% of these cases. A study published in Ophthalmology in 2012 analyzing age and gender variations in AMD prevalence estimates that approximately 8 million people worldwide are affected by a form of dry AMD known as geographic atrophy.

        Dry AMD is typically associated with yellow-white dots or deposits under the retina, known as drusen. Unlike in wet AMD, there is an absence of pathological neovascularization in dry AMD. The presence of drusen, in the absence of pathological neovascularization, is critical for making the diagnosis of dry AMD in patients over 50 years of age. Geographic atrophy, a form of dry AMD, can result in progressive and chronic degeneration of the macula characterized by variable thinning and dysfunction of retinal tissue.

        The progression of visual outcomes for patients with dry AMD is variable. Most patients experience mild to moderate loss of visual function, manifesting in blurring of central vision in the affected eye, as a result of progressive degeneration of the light-sensitive photoreceptor elements in the macula. There are two settings in which visual loss from dry AMD may lead to severe vision loss:

  •
  Geographic Atrophy.  With severe and progressive macular degeneration, a readily identifiable pattern of severe degeneration called geographic atrophy forms, which consequently leads to profound and irreversible vision loss. Geographic atrophy is readily diagnosed by macular visualization using standard diagnostic instruments utilized by ophthalmologists. Geographic atrophy appears as abrupt and deep levels of macular tissue loss. It has sharp margins of characteristic degeneration compared to surrounding macular tissue.

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

        Though the complement cascade can be activated through different pathways, these pathways eventually converge with the generation of an enzyme known as C3 convertase. C3 convertase cleaves, or separates, to form a protein called C3, which itself cleaves to from a molecule known as C3b. C3b is an important element of the body's immune response, as it binds to pathogens and makes them susceptible to destruction by white blood cells. Subsequent downstream reactions continue after the formation of C3b, with the eventual cleavage of another complement pathway protein known as C5. The cleavage of C5 results in the formation of other molecules known as terminal fragments, which are part of the terminal events of the complement pathway. One terminal fragment, known as C5a, is a potent mediator of inflammation and induces the release of VEGF from affected cells. The other terminal event is the generation of the membrane- attack complex, or MAC. The cellular response to the formation of MAC on affected cells can result in cell damage, cell death and the release of various angiogenic mediators, such as PDGF.

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

  Clinical Development of Zimura

        We have completed one Phase 1/2a clinical trial of Zimura for the treatment of dry AMD. We are planning a Phase 2/3 clinical trial designed to evaluate the safety and efficacy of Zimura administered for the treatment of dry AMD. We expect to initiate our planned Phase 2/3 clinical trial for dry AMD in the second half of 2015.

        We are also evaluating Zimura's potential to improve visual outcomes in anti-VEGF resistant wet AMD patients. We believe that, in a subgroup of these patients, Zimura may assist in inhibiting complement mediated inflammation and improve visual outcomes, when administered in combination with an anti-VEGF drug and, potentially, Fovista. We have completed one Phase 1/2a clinical trial of Zimura administered in combination with Lucentis for the treatment of wet AMD.

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

        Our Phase 1/2a clinical trial was an uncontrolled study with a small sample size, not powered to detect a difference between Zimura dose groups with statistical significance. The primary purpose of the study was to assess safety and tolerability. However, we observed a trend, in favor of the higher of two dose groups, of a relative reduction in the mean growth of the geographic atrophy lesion area, as measured by an independent reading center, at 24 weeks. The mean growth from baseline in the geographic atrophy lesion area during the first 24 weeks of the trial, when the injections were administered more regularly, was 1.00 mm2 for the 24 patients receiving the 0.3 mg dose and 0.78 mm2 for the 23 patients receiving the 1.0 mg dose. When the injections were administered on a reduced dosing schedule during the subsequent 24 weeks, this relative trend in reduced growth in geographic atrophy lesion area was no longer present. We believe this apparent trend in reduction of growth in geographic atrophy lesion area when Zimura was dosed more frequently, together with the relative loss of the benefit when Zimura was dosed less frequently, may suggest a possible drug effect. In addition, recently released data from a third party targeting the complement pathway also exhibited a trend in reduction of geographic atrophy growth with a pronounced effect in patients with a specific biomarker. Given the safety profile of Zimura to date when administered by intravitreal injection, what we believe is a strong preclinical rationale, the trend in the potential benefit that we observed in our Phase 1/2a clinical trial and results observed in studies from the third party targeting the complement pathway, we are planning to move forward with a Phase 2/3 clinical trial evaluating Zimura in the treatment of dry AMD.

  Planned Phase 2/3 Clinical Trial of Zimura in Dry AMD

        We are planning to initiate in the second half of 2015 a randomized, controlled Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy. We have not had formal meetings with regulatory authorities regarding the design of this clinical trial. We are continuing, internally and with our consultants, to refine our clinical, regulatory, strategic and commercial plans for this clinical program.

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

  Phase 2 Clinical Program for Zimura for Wet AMD

        We recently initiated a very small, open-label, Phase 2 clinical trial to evaluate Zimura administered in combination with anti-VEGF drugs for the treatment of polypoidal choroidal vasculopathy, or PCV, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy has failed, who we refer to as anti-VEGF resistant. We expect to receive data from this study in 2015 or early 2016. Additionally, in 2015 or early 2016, we plan to initiate a Phase 2 clinical trial of Zimura and Fovista administered in combination with an anti-VEGF drug in a subpopulation of wet AMD patients who are anti-VEGF resistant, and who are believed to have complement mediated inflammation. We expect to receive initial data from this study in 2016.

Option Agreement for Tivozanib

        In addition to expanding our Fovista and Zimura development programs, we are committed to exploring opportunities to address the unmet needs in AMD. Our strategy is to be scientifically driven, evaluate multiple options with limited up-front investment and obtain early proof-of-concept validation prior to a larger commitment of our capital. In accordance with this strategy, in November 2014, we entered into an exclusive research and option agreement with AVEO Pharmaceuticals to license tivozanib, a small molecule vascular endothelial growth factor (VEGF) tyrosine kinase inhibitor, for the treatment of non-oncologic conditions of the eye. Under the terms of the agreement, we paid AVEO an upfront fee of $0.5 million for exclusive rights to investigate tivozanib's potency and potential as an ocular formulation. We are solely responsible for the ocular formulation and development of this compound, and we are focusing initially on a sustained release formulation as a treatment for the maintenance phase of wet AMD therapy.

        Under the agreement, upon completion of our initial analysis, if we elect to continue the development of an ocular formulation of tivozanib, we will pay additional fees based upon our submission of an Investigational New Drug application and upon the demonstration of proof of concept in humans. If we exercise our option for an exclusive worldwide license (excluding Asia) for the compound for ocular indications, we will pay a license fee, and development, regulatory and sales-based milestones, if achieved, as well royalties on commercial sales.

  Sales and Marketing

        As our Phase 3 trials for Fovista are on track with initial, top-line data expected in 2016, we have begun to build our commercial capabilities to support the pre-launch activities for a potential U.S. launch. We believe we can access the U.S. market through a focused commercial organization, including a specialty sales force to target an estimated 2,000 retinal specialists who we believe represent the majority of the market potential in the United States. Novartis is responsible for commercializing Fovista outside of the United States. We and Novartis are closely collaborating to ensure that a potential global brand launch is coordinated across the worldwide retinal specialist community. In the fourth quarter of 2014, we hired a Chief Commercial Officer with extensive specialty pharmaceutical market launch experience and we are building an initial team with extensive retina market experience and product launch experience including market access expertise. If Zimura receives marketing approval, we also plan to commercialize such product candidate in the United States with our own focused, specialty sales force.

        We believe that retinal specialists in the United States, who perform most of the medical procedures involving diseases of the back of the eye, are sufficiently concentrated that we will be able to effectively promote Fovista and Zimura to these specialists with a specialty sales and marketing group of approximately 100 persons. Intravitreal injection is a specialized procedure. In the vast majority of cases in the United States, retinal specialists perform intravitreal injections. Based on our examination of the membership lists of three prominent organizations for retinal specialists, The Macula Society, The American Society of Retina Specialists and the Retina Society, we estimate that there are approximately 2,000 retinal specialists in the United States.

        We have entered into a commercialization agreement with Novartis for Fovista pursuant to which we have granted to Novartis commercialization rights for Fovista outside of the United States in return for an upfront fee, milestones and royalties. See "Acquisition, License and Collaboration Agreements—Licensing and Commercialization Agreement with Novartis Pharma AG." We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Zimura in markets outside the United States.

Manufacturing

        We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. Although we intend to rely upon third-party contract manufacturers to produce our products, we have recruited personnel with experience to manage the third-party contract manufacturers producing Fovista, Zimura and other products that we may develop in the future.

        The process for manufacturing Fovista and Zimura consists of chemical synthesis, purification, pegylation, further purification and finally freeze drying to form a powder. Each of these steps involves a relatively common chemical engineering process. The chemical synthesis is similar to peptide manufacturing.

        We currently engage a single third-party manufacturer to provide clinical supplies of both Fovista drug substance and Zimura drug substance. In May 2014, we entered into a Clinical Manufacturing and Supply Agreement with Agilent Technologies, Inc. pursuant to which Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our clinical requirements in specified jurisdictions of the active pharmaceutical ingredient, or API, in Fovista. The agreement has an initial five year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the agreement. We may terminate the agreement or any statement of work thereunder upon 12 months prior written notice to Agilent and Agilent may terminate the agreement if we do not, over a specified period, purchase and take delivery from Agilent of a specified minimum quantity of API for Fovista. Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by Agilent with current Good Manufacturing Practices, cooperation by Agilent in connection with marketing applications for Fovista, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

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

        Our potential competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic or biosimilar drug companies. Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

        There are a number of products in preclinical research and clinical development by third parties to treat wet AMD. We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, that inhibit the function of PDGF, the molecule whose function Fovista also inhibits, or inhibit the function of both VEGF and PDGF, which could obviate the separate use of an anti-PDGF agent, such as Fovista, may represent significant competition if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. Based on publicly available information, we have identified, among others, the following ophthalmic product candidates in clinical and preclinical development that, like Fovista, are based on PDGF inhibition:

  •
  Regeneron Pharmaceuticals, Inc. and Bayer HealthCare have an anti-PDGF product candidate that is being co-formulated with Eylea for administration in a single intravitreal injection that entered clinical development in February 2014 and is expected to enter Phase 2 clinical trials in the first quarter of 2015.

  •
  Allergan, recently acquired by Actavis, has an anti-PDGF, anti-VEGF DARPin product candidate in preclinical development that is being co-formulated for administration in a single intravitreal injection.

  •
  Xcovery Vision has an anti-PDGF, anti-VEGF product candidate that is designed for oral administration, which has completed a Phase 1 trial and commenced a Phase 2 study in the first quarter of 2015.

  •
  Santen has a dual inhibitor of VEGF and PDGF in Phase 1/2a clinic development.

  •
  Neurotech has a PDGF antagonist that is in preclinical development that is designed as an encapsulated cell technology implant, potentially delivered in combination with an anti-VEGF drug.

  •
  Somalogic has an anti-PDGF product candidate in preclinical development.

  •
  Ohr Pharmaceutical, Inc. is developing an eye drop formulation of squalamine for wet AMD which has completed a Phase 2 clinical study and is expected to begin Phase 3 clinical studies in the first half of 2015.

        Because there are a variety of means to block the activity and signaling of PDGF, our patents and other proprietary protections for Fovista may not prevent development or commercialization of product candidates that are different from Fovista.

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

  •
  Genentech has an intravitreally administered humanized Fab fragment targeting complement factor D, for which it completed a Phase 2 clinical trial and recently commenced Phase 3 trials.

  •
  Novartis's Alcon division has an intravitreally administered product candidate that inhibits complement factor C3, which is in Phase 2 clinical development.

  •
  Alexion Pharmaceuticals has an intravenously administered product candidate targeting complement factor C5 approved for unrelated conditions, which completed a Phase 2 clinical trial for dry AMD in 2014.

  •
  Novartis and MorphoSys have a fully human antibody targeting complement factor C5, which is in Phase 2 clinical development.

Moreover, we have identified, among others, the following additional ophthalmic product candidates that are in the later stages of clinical development for the treatment of dry AMD:

  •
  Alimera Sciences has a corticosteroid intravitreal implant, Iluvien, which was recently approved for diabetic macular edema and which is being tested as a possible treatment for dry AMD.

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

Intellectual Property

        Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position, among other methods and where patent protection is available, by filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business, and by maintaining our issued patents. We also rely upon trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

        As of January 31, 2015, we owned or exclusively licensed a total of 89 U.S. patents and 27 U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications. Our patent portfolio includes the following patents and patent applications that we own or license:

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

  •
  a U.S. patent covering co-formulations of Fovista and an anti-VEGF-A antibody or binding fragment thereof (such as Avastin or Lucentis) and drug delivery devices comprising such co-formulations which is expected to expire in 2025;

  •
  a U.S. patent covering methods for treating AMD with a combination of Fovista and Macugen, which is expected to expire in 2024;

  •
  a U.S. patent covering methods for treating AMD with a combination of a particular anti-PDGFR antibody and an anti-VEGF-A antibody or binding fragment thereof, which is expected to expire in 2024;

  •
  patent applications in various jurisdictions covering formulations, dosing regiments, co- formulations and other proprietary technology relating to Fovista;

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

        We may rely, in some circumstances, upon trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Acquisition, License and Collaboration Agreements

OSI (Eyetech) Divestiture Agreement

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

        We have agreed that we will not, alone or with any other party, research, develop or commercialize any compound, other than anti-PDGF products covered by the divestiture agreement, which solely and specifically binds to PDGF for its mode of action.

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

Archemix License Agreements

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

Nektar Therapeutics Manufacturing and Supply Agreement

        In April 2012, we amended a 2006 license, manufacturing and supply agreement between Eyetech and Nektar that we assumed under the Eyetech divestiture agreement described above. Under the agreement, as amended, Nektar has granted us the following licenses:

  •
  an exclusive, worldwide license under specified patent rights and know-how owned or controlled by Nektar to make, have made, develop, use, import, offer for sale and sell particular products that are produced by linking the API in Fovista to a specified polyethylene glycol, or PEG, reagent by means of pegylation; and

  •
  non-exclusive sublicenses of certain other patent rights controlled by Nektar.

  Financial Terms

        We have paid approximately $21.5 million and Eyetech previously paid approximately $0.3 million, to Nektar under the agreement. We are also obligated to pay Nektar additional specified amounts in relation to certain milestone events. Such specified milestone amounts that may be payable by us in the future include an aggregate of $6.5 million payable upon the achievement of specified clinical and regulatory milestones. In addition, a payment of $3.0 million will be triggered upon the achievement of a specified commercial sale milestone with respect to Fovista.

        If we grant to any third-party commercialization rights to a licensed product under the agreement, we agreed to pay Nektar a low double-digit percentage of any upfront payment we receive from such third party, less certain milestone amounts we have paid to Nektar. In June 2014, we paid Nektar $19.8 million in connection with our entry into the Novartis Agreement.

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

  Exclusive Supply

        Under the agreement, we must provide binding forecasts of requirements for the PEG reagent to Nektar and purchase our entire requirements for the PEG reagent, which we currently use to formulate Fovista, exclusively from Nektar at agreed prices based upon volume, which are subject to annual adjustment in accordance with changes in the producer price index, except under specified circumstances relating to Nektar's failure to supply, in which event Nektar has agreed to enable a third-party manufacturer to supply us.

        Under the agreement, Nektar has agreed to supply our entire clinical and commercial requirements for this PEG reagent, subject to certain forecasting and ordering requirements and certain other limitations, and has agreed to supply this PEG reagent only to us for the purpose of manufacturing a product produced by linking the API in Fovista to this PEG reagent by means of pegylation.

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

Licensing and Commercialization Agreement with Novartis Pharma AG

        On May 19, 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement. Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk active pharmaceutical ingredient, or API, supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We have agreed to use commercially reasonable efforts to complete our ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans.

        Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for our Phase 3 clinical program for Fovista, $50.0 million of which was achieved in September 2014, and up to an aggregate of an additional $300.0 million upon achievement of specified marketing approval milestones in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis's obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis's last actual sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

        Novartis has agreed to pay our manufacturing costs plus a specified percentage margin for supplies of the bulk API in Fovista that we supply to Novartis. If we or Novartis exercises our or its respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party's associated past development costs and share with such other party any future associated development costs. If we exercise our option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, we will be obligated to pay a specified percentage of Novartis's associated past development costs and share with Novartis any future associated development costs. We and Novartis will also need to negotiate and agree on financial and other terms that would apply to such rights. If we exercise our option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, we will be obligated to either enter into a supply agreement with Novartis under which we will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to us, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of our net sales of such products.

        We have retained control over the design and execution of our pivotal Phase 3 clinical program for Fovista and remain responsible for funding the costs of that program, subject to Novartis's responsibility to provide Lucentis, an anti-VEGF agent to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials already initiated and in other Phase 2 and Phase 3 clinical studies in the Novartis Territory initiated following the effective date of the Novartis Agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, but excluding regulatory filing fees in the European Union for the standalone Fovista product, for which we will be responsible.

        The Novartis Agreement, unless earlier terminated by us or Novartis, will expire upon the expiration of Novartis's obligation to pay us royalties on net sales of licensed products. We and Novartis each may terminate the Novartis Agreement if the other party materially breaches the agreement and does not cure such breach within a specified cure period, if the other party experiences any specified insolvency event, if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions. Novartis may terminate the Novartis Agreement at any time without cause, or within a specified period after a change in control of our company, as defined in the Novartis Agreement, or for specified safety reasons, effective at the end of a specified period following Novartis's written notice to us of Novartis's election to terminate the agreement. We may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti-PDGF product in the Novartis Territory as more fully described below. If we elect to terminate the Novartis Agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, we will be required to pay a substantial termination fee, with the specific amount of such fee determined based on the effective date of the termination. Following any termination, all rights to Fovista that we granted to Novartis, including, without limitation, the right to commercialize standalone Fovista products in the Novartis Territory, will revert to us, Novartis will perform specified activities in connection with transitioning to us the rights and responsibilities for the continued development, manufacture and commercialization of the standalone Fovista product for countries in the Novartis Territory, and the parties will cooperate on an orderly wind down of development and commercialization activities for other licensed products in the Novartis Territory.

        Novartis has agreed to specified limitations on its ability to in-license, acquire or commercialize any anti-PDGF product that does not contain Fovista, or an Alternative Anti-PDGF Product, in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to us in the United States under specified option conditions. If we exercise our option, we will be obligated to make certain payments to Novartis, including specified milestone and royalty payments. The amounts of such payments will vary based on the product's stage of clinical development at the time we exercise our option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, we will, subject to specified limitations, have the option to terminate the Novartis Agreement, convert Novartis's exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis. If we elect to terminate the Novartis Agreement, Novartis will, subject to specified limitations, be required to pay to us certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the Novartis Agreement.

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

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to assure the drug's safety, identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA.

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

        Progress reports detailing the safety results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

  Marketing Approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the current Prescription Drug User Fee Act (PDUFA) guidelines, the FDA has a goal of ten months from the date of the FDA's acceptance for filing of a standard non-priority NDA to review and act on the submission.

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

  Special FDA Expedited Review and Approval Programs

        The FDA has various programs, including breakthrough therapy designation, fast track designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

        A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interactions and communications between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

        To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. In September 2013, the FDA notified us that we have obtained fast track designation for Fovista for the treatment of wet AMD. A fast track designation entitles the sponsor to interactions with the FDA to expedite development and review as well as the ability to submit portions of the NDA on a rolling basis.

        The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the FDA has a 60-day period in which to accept the filing of an application and then has six months from the date of acceptance for filing of the application to review an application, thereby shortening by four months the standard review period of ten months following the 60-day review period under current PDUFA guidelines. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

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

        Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.

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

  •
  the federal transparency requirements under the ACA will require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Employees

        As of January 31, 2015, we had 72 full-time employees, including a total of four employees with M.D. or Ph.D. degrees. Of our workforce, 40 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

        Since inception, we have experienced significant cash outflows in funding our operations. Our net loss was $98.2 million for the year ended December 31, 2014 and $51.1 million for the year ended December 31, 2013. As of December 31, 2014, we had an accumulated deficit of $281.2 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014.

        We have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

        Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We expect these expenses to increase as patient enrollment increases. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. Furthermore, we expect to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses, as well as increased insurance premiums.

        Our expenses also will increase if and as we:

  •
  undertake additional clinical development of Fovista, if it is approved, in support of our efforts to broaden the label for Fovista;

  •
  conduct additional clinical trials of Zimura that will be required for us to seek marketing approval of Zimura for the treatment of geographic atrophy and/or wet AMD (including a second Phase 3 study);

  •
  undertake pre-clinical and clinical development of tivozanib;

  •
  in-license or acquire the rights to other complementary products, product candidates or technologies, including drug delivery technology, for the treatment of ophthalmic diseases and pursue pre-clinical and clinical development of such product candidates or technologies;

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

        We may never succeed in these activities and, even if we do, may never generate revenues from product sales that are significant enough to achieve profitability. In addition, our profitability will depend, in part, on our commercialization partners' ability, including Novartis's ability, to effectively market and sell Fovista, Zimura or other product candidates we may develop, if approved outside the

United States, and to obtain adequate coverage and reimbursement of such product candidates from governmental and third party payors. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

        We expect our expenses to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We plan to enroll a total of 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need, pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we manufacture validation production batches of API and drug product for Fovista and as we expand our infrastructure to support commercial operations, and if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect our commercialization expenses in the United States with regard to Fovista and worldwide with regards to other product candidates, related to product sales, marketing, distribution and manufacturing to increase significantly. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for Fovista, including delays in receipt of regulatory clearance to begin our Phase 3 clinical trials in jurisdictions where clearance is required but not yet obtained, or delays in enrollment of patients. Furthermore, we expect to incur additional costs associated with being a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain additional funding in connection with our continuing operations prior to attaining profitability. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

        As of December 31, 2014, we had cash, cash equivalents, and marketable securities of $463.6 million and $351.2 million in total liabilities, including liabilities of $334.6 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

        We believe that our cash, cash equivalents and marketable securities, together with the receipt of the potential remaining $80.0 million enrollment-based milestone payments under Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements, as currently planned and including the expansion of our infrastructure to support commercial operations, through the end of

2017. Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates.

        We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials or expand the scope of our clinical trials and programs, including, for example, by changing the geographic mix of sites at which patients are enrolled, or if we decide to increase other corporate or licensing activities or staffing, or if we experience issues with the process development and scale up of manufacturing activities.

        Our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and substantial expenditures to complete the Phase 3 clinical program will be required after the receipt of initial, top-line data, which we expect in 2016. Moreover, we are at the early stages of formulating our clinical development plan for Zimura. We expect the clinical development of Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete process development and manufacturing scale-up activities associated with Fovista and Zimura and potentially seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

        Our future capital requirements, therefore, will depend on many factors, including:

  •
  the scope, progress, costs and results of our Phase 3 clinical program for Fovista;

  •
  the progress, costs and results of our planned additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need;

  •
  the scope, progress, results and costs of (i) our planned Phase 2/3 clinical trial evaluating Zimura for the treatment of geographic atrophy and additional clinical trials (including an additional Phase 3 trial) required by regulatory authorities for us to seek marketing approval in this indication, (ii) our very small Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, and (iii) our planned Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy and Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation;

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

  •
  the scope, progress and results of our pre-clinical and clinical plans for tivozanib;

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

        In May 2014, we entered into the Novartis Agreement. Among other payments, Novartis is obligated under the agreement to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for our ongoing pivotal Phase 3 clinical program for Fovista, $50.0 million of which we received in October 2014. We are subject to diligence and other obligations under the Novartis Agreement. If we fail to enroll the specified numbers of patients in our Phase 3 clinical trials of Fovista or fail to satisfy our other obligations, we may fail to trigger the remaining enrollment-based milestone payments. This could limit our ability to continue the development programs for our product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay or terminate our research and development programs, including those for Fovista, or any future commercialization efforts.

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

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our capital needs through a combination of our current cash, cash equivalents, and marketable securities balances, potential milestone payments under collaborations, strategic alliances and marketing, distribution or licensing arrangements, and equity offerings and debt financings. The remaining potential milestone payments under the Novartis Agreement are subject to our achievement of specified clinical, regulatory and commercial events related to Fovista. We do not have any other committed external source of funds besides the Novartis Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders' ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under the Novo Agreement may limit our ability to obtain debt financing.

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

Risks Related to Product Development and Commercialization

We depend heavily on the success of our lead product candidate, Fovista, which we are developing to be administered in combination with anti-VEGF drugs for the treatment of patients with wet AMD. In addition, we also depend on the success of Zimura, which we are developing for the treatment of geographic atrophy, a form of dry AMD, and for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement-mediated inflammation. If we are unable to complete the clinical development of either of these product candidates, if we are unable to obtain marketing approvals for either of these product candidates, or if either of these product candidates is approved and we or our commercialization partner for Fovista outside the United States, Novartis, fail to successfully commercialize the product candidate or experience significant delays in doing so, our business will be materially harmed.

        We have invested and will continue to invest a significant portion of our efforts and financial resources in the development of Fovista to be administered in combination with anti-VEGF drugs for the treatment of patients with wet AMD. There remains a significant risk that we will fail to successfully develop Fovista. The results of our Phase 2b clinical trial may not be predictive of the results of our Phase 3 clinical program due, in part, to the fact that we have no clinical data on Fovista combination therapy in any clinical trial longer than 24 weeks, that we have modified the methodology used to determine a patient's eligibility under certain of the inclusion and exclusion criteria for our Phase 3 clinical trials as compared to our Phase 2b clinical trial, that we have very limited clinical data on the effects of Fovista when administered in combination with Avastin or Eylea and that we plan to conduct our Phase 3 clinical trials at many clinical centers that were not included in our Phase 2b clinical trial.

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

        If we are not able to obtain data from our Phase 3 clinical trial evaluating Fovista administered in combination with each of Avastin or Eylea when data from our other two Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis are available, we may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis, or we may choose to delay our application for marketing approval until data from all three Phase 3 clinical trials are available. If we submit applications for marketing approval for Fovista only in combination with Lucentis, we may determine either to delay seeking approval of Fovista in combination with Avastin or Eylea until after regulatory authorities have considered and acted on our applications for Fovista in combination with Lucentis, or to amend our applications once data from our third Phase 3 clinical trial become available. If we were to delay seeking approval of Fovista in combination with Avastin or Eylea pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from our third Phase 3 clinical trial. Moreover, if we subsequently amend our applications for marketing approval when data from our third Phase 3 clinical trial become available, we may experience further delays in our application process. The manner in which we seek marketing approval may differ in the United States and in the European Union. Additionally, we expect that our Phase 3 clinical trials will continue in accordance with their protocols after we submit applications for marketing approval, and the conclusions of those trials may yield data that are inconsistent with the initial data used to support our applications. Furthermore, we expect to commence additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need during the course of our ongoing Phase 3 clinical development program, and to evaluate Zimura, in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We are also supplying Fovista for third-party sponsored clinical trials. In addition, Novartis may commence additional preclinical and clinical trials for Fovista including those which it deems necessary for regulatory and/or reimbursement approvals outside of the United States. Adverse safety events or negative or inconclusive efficacy results in any of these trials may impact the progress of our Phase 3 clinical program, including our ability to receive marketing approval, and, if such data is received following a potential approval, our future sales of Fovista. As a result of these and other factors, we cannot accurately predict when or if Fovista will prove effective or safe in humans or will receive marketing approval.

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

        Although our plans for additional clinical trials reflect our current expectations regarding the endpoints, duration and number of patients to be included in these trials, we have not had formal meetings with regulatory authorities regarding our trial designs. Our plans may change significantly based on feedback we may receive from such regulatory authorities.

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

If clinical trials of Fovista, Zimura or any other product candidate that we may develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce positive or supportive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Fovista, Zimura or any other product candidate.

        Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

        Furthermore, our Phase 3 clinical program involves two Phase 3 clinical trials testing a combination of 1.5 mg of Fovista and Lucentis for the treatment of wet AMD and one trial testing a combination of 1.5 mg of Fovista with each of Avastin or Eylea for the treatment of wet AMD. We have very limited clinical data on the effects of Fovista when administered in combination with intraocular injections of either Avastin or Eylea for the treatment of patients with wet AMD. Avastin is not approved for such use.

        Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 and Phase 2b clinical trials. However, the results of these clinical trials may not be predictive of the results of our Phase 3 clinical program for Fovista. We have clinical data for Fovista administered in combination with Lucentis from only these two studies with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 studies are longer in duration (24 months) with a 12 month timepoint for the primary endpoint, have a greater number of patients (approximately 1866), have a greater number of sites (more than 225), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intraocular injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intraocular injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from treatment procedure. Therefore there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b study and monotherapy anti-VEGF studies which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in the Fovista combination therapy patients.

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

        In the United States, Avastin and Eylea are widely used for the treatment of wet AMD. If a combination of 1.5 mg of Fovista with Avastin or Eylea does not achieve superiority over Avastin or Eylea monotherapy with statistical significance on the primary endpoint of mean change in visual acuity from baseline at 12 months in our Phase 3 clinical program, our ability to successfully commercialize Fovista in combination with any anti-VEGF drug could be harmed materially. In addition, any failure of Fovista administered in combination with Avastin or Eylea to achieve superiority over Avastin or Eylea monotherapy with statistical significance on the primary endpoint could cause the FDA or similar regulatory authorities outside the United States to require additional clinical trials or other research before granting marketing approval of Fovista for use in combination with any anti-VEGF drug, including Lucentis, for the treatment of patients with wet AMD. In addition, Avastin is not approved for use in treating wet AMD, either in the United States or outside of the United States, and regulatory authorities may not permit the product label for Fovista to include the use of Fovista in combination with Avastin if we were otherwise able to obtain marketing approval for Fovista for use in combination with other anti-VEGF drugs.

        The protocols for our Phase 3 clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. The FDA is not obligated to comment on our protocols within any specified time period or at all or to affirmatively clear or approve our Phase 3 clinical program. We submitted the protocols to the FDA for our two Phase 3 clinical trials investigating Fovista administered in combination with Lucentis in August 2013 and for our Phase 3 clinical trial investigating Fovista administered in combination with Avastin and Eylea in April 2014, and have initiated the three trials in our Phase 3 clinical program in the United States without waiting for any such comments. The FDA or other regulatory authorities may request additional information, require us to conduct additional non-clinical trials or require us to modify our proposed Phase 3 clinical program, including its endpoints, patient enrollment criteria or selection of anti-VEGF drugs, to receive clearance to initiate such program or to continue such program once initiated.

        Outside the United States, we have made regulatory submissions in selected countries to initiate Phase 3 clinical trials of Fovista. We have obtained all but one of the necessary country approvals to proceed with the two trials evaluating Fovista administered in combination with Lucentis in those countries and substantially all of the necessary country approvals for the trial of Fovista administered in combination with Eylea and Avastin. In the European Union, as further described below, in addition to filing in selected countries with national competent authorities responsible for approving clinical trial applications, we have had interactions regarding our planned application for marketing approval with the EMA's CHMP, which is the committee responsible for preparing opinions on questions concerning medicines for human use. The national competent authorities in those countries from which we have not yet received approval may follow the advice described below of the CHMP that we consider toxicity studies with Fovista administered in combination with Avastin or Eylea prior to initiating our corresponding Phase 3 clinical trial in those countries. In addition, any modifications to our Phase 3 clinical program for Fovista may result in our incurring increased expense or in a delay in the enrollment or completion of such program.

        In the fourth quarter of 2013, the CHMP provided scientific advice on our proposed Phase 3 clinical program for Fovista and our plan to seek regulatory approval for Fovista in the European Union. As part of that scientific advice, the CHMP advised us that we should justify our proposal to initiate, at the Phase 3 clinical trial stage, certain previously untested combinations of Fovista with Avastin or Eylea, and, as described above, that we should consider conducting toxicity studies with Fovista administered in combination with Avastin or Eylea prior to initiating our corresponding Phase 3 clinical trial. It is possible that the national competent authorities in those countries from which we have not yet received approval for our Phase 3 clinical trial evaluating Fovista administered in combination with Avastin or Eylea may follow the advice of the CHMP that we consider toxicity studies with Fovista administered in combination with Avastin or Eylea prior to initiating our corresponding Phase 3 clinical trial in those countries. In addition, the CHMP informed us that the final label for Fovista, if it receives marketing approval, may be required to specify the licensed anti-VEGF drugs that were studied in combination with Fovista, given that Avastin is not approved for intravitreal use, rather than a label specifying Fovista for use in combination with any anti-VEGF drug.

        We are continuing, internally and with our consultants, to refine our clinical and regulatory strategies for our planned Phase 2/3 clinical program evaluating Zimura for the treatment of geographic atrophy. We have not had formal meetings with regulatory authorities regarding our trial design. Our plans may change significantly based on feedback we may receive from such regulatory authorities. We will need to conduct an additional Phase 3 study, and we may be required by regulatory authorities to conduct other additional clinical trials of Zimura, prior to seeking marketing approval in this indication.

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

        Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 clinical trial and our Phase 2b clinical trials. However, we have clinical data for Fovista administered in combination with Lucentis from only two studies with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 studies are longer in duration (24 months) with a 12 month timepoint for the primary endpoint, have a greater number of patients (approximately 1866), have a greater number of sites (more than 225), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intraocular injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intraocular injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from treatment procedure. Therefore there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b study and monotherapy anti-VEGF studies which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in the Fovista combination therapy patients.

        In addition, we have very limited clinical and safety data with respect to the effects of Fovista administered in combination with intraocular injections of either Avastin or Eylea. The safety results of our trials are dependent, in part, on the safety and tolerability of the anti-VEGF drug(s) administered in combination with Fovista. Avastin is not approved for the treatment of wet AMD, and according to third-some party clinical trials, may be associated with a greater risk of serious adverse events or undesirable side effects as compared to Lucentis.

        We have very limited data regarding the safety, tolerability and efficacy of Zimura for the treatment of geographic atrophy, a form of dry AMD. We have no pre-clinical or clinical data on the effects of Zimura when administered in combination with Fovista and/or an anti-VEGF drug for the treatment of wet AMD. Our clinical trials for Zimura may involve multiple intraocular injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intraocular injections.

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

        If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for wet AMD, including Lucentis, Eylea and low cost, off-label use of Avastin, are well established in the medical community, and doctors may continue to rely upon these treatments without Fovista. If Fovista does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Fovista, Zimura or any other product candidate that we may develop, if approved for commercial sale, will depend on a number of factors, including:

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

  •
  our and our commercialization partners' ability to offer our products at competitive prices, particularly in light of the additional cost of Fovista together with an anti-VEGF drug;

  •
  availability of third-party coverage and adequate reimbursement, particularly by Medicare given our target market for persons over age 55;

  •
  increasing reimbursement pressures on retinal specialists due to the formation of accountable care organizations and the shift away from traditional fee-for-service reimbursement models to reimbursement based on quality of care and patient outcomes;

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

        Our Phase 3 clinical program enrolls patients based on a specific definition of the presence of neovascularization with certain characteristics using the commonly employed modality of spectral domain optical coherence tomography, or SD-OCT. We are not aware of any third-party clinical trials that have used this criteria to assess patient inclusion and as such do not know the proportion of total cases of subfoveal choroidal neovascularization that are represented using this specific definition of SD-OCT guided inclusion criteria. Therefore, we cannot easily assess the impact on the potential market opportunity should Fovista receive marketing approval and the approved label exclude patients based on this criteria.

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

        Our estimates of the potential market opportunity for each of Fovista and Zimura include several key assumptions based on our industry knowledge, industry publications, market response to marketed AMD drugs, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for Fovista or Zimura could be smaller than our estimates of our potential market opportunity. If the actual market for Fovista or Zimura is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

        There are also a number of products in preclinical research and clinical development by third parties to treat wet AMD, including product candidates that inhibit the function of PDGF, the molecule whose function Fovista also inhibits, product candidates that inhibit the function of both

VEGF and PDGF that could obviate the separate use of an anti-PDGF agent, such as Fovista, and anti-VEGF and/or anti-PDGF gene therapy products that may substantially reduce the number and frequency of intravitreal injections when treating wet AMD. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Regeneron Pharmaceuticals, Inc., which is working in collaboration with Bayer HealthCare and has recently announced that it plans to initiate a Phase 2 clinical trial of its combination anti-VEGF/anti-PDGF clinical candidate in the first quarter of 2015, Allergan, Inc., Ohr Pharmaceutical, Inc., Xcovery Vision LLC, Santen, Neurotech Pharmaceuticals, Inc., Avalanche Biotechnologies, Inc., Somalogic, Inc. and others. Several companies are pursuing the manipulation of stem cells to provide a novel approach to treating retinal diseases, including wet AMD.

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

        Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We have no experience manufacturing Fovista or Zimura at commercial scale. As a result, delays in regulatory approval of Fovista or Zimura may occur. Also, manufacturing issues may arise that could cause delays or increase costs.

        We have no experience manufacturing the chemically synthesized aptamers comprising the API of Fovista or Zimura at commercial scale. We currently rely upon a single third-party manufacturer, Agilent Technologies, to supply us with API, also referred to as drug substance, for both Fovista and Zimura and a different, single third-party manufacturer to provide fill-finish services for both Fovista and Zimura. Other than our agreement with Agilent Technologies with respect to our clinical supply of Fovista API, all of our manufacturing arrangements are on a purchase order basis. In order to obtain regulatory approval for Fovista or Zimura, these third-party manufacturers will be required to consistently produce the API used in Fovista or Zimura in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so. This is referred to as process validation. If the third-party manufacturers are unable to satisfy this requirement, our business will be materially and adversely affected.

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

        We do not have a sales, marketing or distribution infrastructure and have no track record in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. If Fovista receives marketing approval, we plan to commercialize it in the United States with our own specialty sales force targeting retinal specialists. Pursuant to the Novartis Agreement, we have granted to Novartis the exclusive right to commercialize Fovista outside of the United States in consideration for royalties on any such sales.

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

        If we do not maintain a productive collaborative relationship with Novartis, to whom we have granted exclusive commercialization rights for Fovista outside of the United States, or if Novartis is unable to meets its contractual obligations, we may be forced to focus our efforts internally to commercialize Fovista outside of the United States without the assistance of a commercialization partner or seek another commercialization partner, either of which would result in us incurring greater expenses and could cause a delay in market penetration while we expand our commercial operations or seek an alternative commercialization partner. Such costs may exceed the increased revenues we would receive from direct Fovista sales outside of the United States, at least in the near term. We would also be forced to declare a breach of the Novartis Agreement and seek a termination of the agreement which could result in an extended and uncertain dispute with Novartis, including arbitration or litigation, any of which will be costly.

Even if we are able to commercialize Fovista, Zimura or any other product candidate that we may develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

        The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or our commercialization partners' commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

        There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our and our commercialization partners' inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Our strategy of obtaining rights to complementary products, product candidates or technologies for the treatment of a range of ophthalmic diseases through in-licenses and acquisitions may not be successful.

        We plan to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates or technologies for the treatment of ophthalmic diseases. Because we expect generally that we will not engage directly in early stage research and drug discovery, the future growth of our business will depend significantly on our ability to in-license or acquire the rights to approved products, additional product candidates or technologies. However, we may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties. The in-licensing and acquisition of pharmaceutical products is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire products, product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

        If either of Fovista or Zimura receives marketing approval, we plan to commercialize such product candidate in the United States with our own specialty sales force targeting retinal specialists. In May 2014, we entered into the Novartis Agreement pursuant to which we granted Novartis the exclusive right to commercialize Fovista outside of the United States. We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize Zimura in markets outside the United States. We also may seek third-party collaborators for development and commercialization of other product candidates we may develop. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any additional arrangements with third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements and our arrangement with Novartis for Fovista will depend on our collaborators' and Novartis's abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates, including our collaboration with Novartis, could pose numerous risks to us, including the following:

  •
  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

  •
  collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators' strategic focus, changes in product candidate priorities or available funding or changes in priorities as a result of a merger, acquisition or other corporate restructuring;

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

        On May 19, 2014, we entered into the Novartis Agreement pursuant to which we granted exclusive rights to Novartis to commercialize Fovista outside of the United States. The agreement continues until the date on which we are no longer entitled to receive a royalty on Fovista or any co-formulated product containing Fovista developed under the agreement. The agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, the agreement is subject to early termination by either us or Novartis if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions. Novartis may also terminate the agreement at any time without cause, or within a specified period after a change in control of us, as defined in the agreement, or for specified safety reasons, effective at the end of a specified period following Novartis's written notice to us of Novartis's election to terminate the agreement. We may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti-PDGF product outside the United States. If we do not maintain a productive collaborative relationship with Novartis or if Novartis is unable to meet its contractual obligations or if there is an early termination of the agreement as described above, we will be forced to either establish a commercial infrastructure outside of the United States so that we could undertake the commercialization efforts which had been theretofore undertaken by Novartis or we will need to seek an alternative partner. The establishment of a commercial infrastructure and assumption by us of commercialization activities outside of the United States would require substantial resources, financial and otherwise, and could result in us incurring greater expenses than the increase in revenues from our direct sales of Fovista. It could also cause a delay in market penetration while we expand our commercial operations. Seeking and obtaining an alternative commercial partner outside the United States could also adversely impact sales of Fovista and market penetration outside of the United States.

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

        We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We rely upon third parties in conducting our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

        We have relied on third-party clinical research organizations, or CROs, in conducting our completed clinical trials of Fovista and Zimura. We expect to continue to rely upon third parties, such as CROs, clinical data management organizations, medical institutions (including reading centers) and clinical investigators, in conducting our clinical trials for Fovista and Zimura, including the clinical trials in our Phase 3 clinical program for Fovista, and expect to rely upon these third parties to conduct clinical trials of any other product candidate that we may develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities and could potentially be very costly.

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

        We also rely upon other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

        We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of Fovista or Zimura and have limited personnel with manufacturing experience. We currently rely upon and expect to continue to rely upon third-party contract manufacturers to manufacture clinical and commercial supplies of Fovista and Zimura, preclinical and clinical supplies of other product candidates we may develop and commercial supplies of products if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of Fovista, Zimura and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Under the Novartis Agreement, we are responsible for supplying to Novartis drug substance for Fovista for clinical and commercial supply.

        We currently rely exclusively upon a single third-party manufacturer to provide clinical supplies of both Fovista drug substance and Zimura drug substance. We also engage a single third-party manufacturer to provide fill-finish services for clinical supplies of both Fovista and Zimura. Other than our agreement with Agilent Technologies with respect to our clinical supply of Fovista drug substance, we obtain these supplies and services from each of these manufacturers on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for either Fovista or Zimura or for fill-finish services. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for Fovista or Zimura or for fill-finish services. The prices at which we are able to obtain supplies of drug substance for Fovista or Zimura and fill-finish services may vary substantially over time and adversely affect our financial results. Furthermore, we currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill-finish of each of Fovista and Zimura.

        We currently rely exclusively upon Nektar to supply us with a proprietary polyethylene glycol, or PEG, reagent for Fovista under a manufacturing and supply agreement. PEG reagent is a chemical we use to modify the chemically synthesized aptamer in Fovista. The PEG reagent made by Nektar is proprietary to Nektar and, to our knowledge, is not currently available from any other third party.

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

        Under the supply agreement with Nektar, we must purchase our entire requirements for PEG reagent for Fovista exclusively from Nektar at agreed prices based on volume. In the event Nektar breaches its supply obligations as specified in the agreement, Nektar has agreed to enable a third-party manufacturer, if one is available, to supply us with PEG reagent until Nektar demonstrates that Nektar has the ability to supply all of our requirements for PEG reagent. The agreement of Nektar to enable a third-party manufacturer may be difficult to enforce in the context of a breach by Nektar of its supply obligations. We may not be able to reach an agreement with any third-party manufacturer to take on the supply of PEG reagent under such circumstances because, to our knowledge, no third party currently manufactures the PEG reagent we currently use in making the Fovista drug substance. Furthermore, the third party's right to supply us with PEG reagent would be subject to termination at any time once Nektar demonstrates that Nektar has the ability to supply all of our requirements for PEG reagent, which may limit the interest of potential third-party manufacturers in undertaking such an engagement. In addition, the process of transferring any necessary technology or process to a third-party manufacturer would entail significant delay in or disruption to the supply of PEG reagent and, as a result, a significant delay in or disruption to the manufacture of Fovista. Furthermore, the FDA or other regulatory authorities might require additional studies to demonstrate equivalence between the Fovista drug substance made using the Nektar PEG reagent and the Fovista drug substance made using any replacement PEG reagent we propose to use or between the Nektar PEG reagent itself and any replacement PEG reagent we propose to use to make Fovista. We ultimately may be unable to demonstrate such equivalence.

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

  •
  Under the terms of the amended license, manufacturing and supply agreement with Nektar, pursuant to which we obtained, among other licenses, an exclusive, worldwide license to make, develop, use, import, offer for sale and sell certain products that incorporate a specified PEG reagent linked with the active ingredient in Fovista, if we fail to use commercially reasonable efforts to achieve the first commercial sale of Fovista in the United States by December 31, 2016, we and Nektar may agree in good faith to extend such date in specified circumstances. If such date is not extended, Nektar may either terminate our license or convert our license for such country to a non-exclusive license. In addition, if we fail to use commercially reasonable efforts to develop Fovista and file and seek approval of NDAs on a schedule permitting us to make first commercial sales of Fovista in specified countries by December 31, 2017, do not make such first commercial sales of Fovista by such date, or thereafter fail to use commercially reasonable efforts to continue to commercialize and market Fovista in such countries, we will be in material breach of the agreement and Nektar will have the right to terminate the agreement.

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

        Our and our collaboration and commercialization partners' pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our or their ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We or our collaboration and commercialization partners may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our or our collaboration and commercialization partners' patents or narrow the scope of our or their patent protection.

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

        Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product's labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same API as Fovista, Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Fovista, Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Fovista, Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same API as Fovista, Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any other of our patents covering Fovista's or Zimura's composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors' products containing the same API as Fovista or Zimura in combination with any anti-VEGF drug, even if such use infringes any of our method-of-treatment patents.

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

        If we are or one of our collaboration or commercialization partners is found to infringe or otherwise violate a third party's intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our or their products and technology or to continue using a trademark. However, we or our collaboration and commercialization partners may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or they were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our collaboration and commercialization partners and could require us or them to make substantial licensing and royalty payments. We or our collaboration and commercialization partners could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us or our collaboration and commercialization partners from commercializing our or their product candidates or force us or them to cease some of our business operations, which could materially harm our business. Claims that we or our collaboration and commercialization partners have misappropriated the confidential information or trade secrets of third parties could expose us or them to similar liabilities and have a similar negative impact on our business.

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

        In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, because we acquired rights to Fovista from Eyetech, Archemix and Nektar and rights to Zimura from Archemix, we must rely upon these parties' practices, and those of their predecessors, with regard to the assignment of intellectual property therein. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent offices, and our patent protection could be reduced or eliminated for non-compliance with these requirements

        Periodic maintenance fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in foreign countries require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

        In addition to seeking patents for some of our technology and products, we also rely upon trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have executed such agreements with each party that may have or have had access to our trade secrets. Moreover, because we acquired certain rights to Fovista from Eyetech, Archemix and Nektar, we must rely upon these parties' practices, and those of their predecessors, with regard to the protection of Fovista-related trade secrets before we acquired them. Any party with whom we or they have executed a non-disclosure and confidentiality agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our proprietary information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems.

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

        Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market Fovista, Zimura or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely upon third-party CROs and Novartis to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that Fovista, Zimura or any other product candidate that we may develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. The FDA or other regulatory authority may limit the approval of Fovista to use with only specified anti-VEGF drugs rather than with all anti-VEGF drugs. Such limitation could limit sales of Fovista.

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

        In the United States, our lead product candidate, Fovista, received fast track designation and may be eligible for priority review status. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. If a drug offers major advances in treatment, the drug sponsor may apply for FDA priority review status. The FDA has broad discretion whether or not to grant fast track designation or priority review status, so even if we believe a particular product candidate is eligible for such designation or status the FDA could decide not to grant it. Even though Fovista has received fast track designation for the treatment of wet AMD and may be eligible for priority review status, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

A breakthrough therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval

        We may seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interactions and communications between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

        Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification of decide that the time period for FDA review or approval will not be shortened.

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

Our and our commercialization partners' relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us and our commercialization partners to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including Fovista, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us and our commercialization partners to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we and our commercialization partners market, sell and distribute any products for which we or they obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

  •
  the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Heath Care and Education Affordability Reconciliation Act, and analogous state laws require manufacturers of drugs, devices, biologics and medical supplies to report information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our commercialization partners' operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us or them, we or they may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our or their operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

        In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of Fovista, Zimura or any other product candidate that we may develop, restrict or regulate post-approval activities and affect our and our commercialization partners' ability to generate revenue from, sell profitably or commercialize any product candidates, including Fovista and Zimura, for which we or they obtain marketing approval or products that we may develop or in-license. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we or our commercialization partners receive for any approved product.

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

        In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively ACA. Among the provisions of ACA of importance to our potential products are the following:

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

        In addition, other legislative changes have been proposed and adopted since ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. Additionally, current legal challenges to the ACA could adversely affect coverage and/or reimbursement.

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

Risks Related to Employee Matters and Managing Growth and Our Operations

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

        We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development and manufacturing development. Between January 1, 2014 and December 31, 2014, we hired more than half of our 70 employees. We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Information Technology

We rely significantly upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

        Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses,

unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

        As of December 31, 2014, our executive officers, directors and principal stockholders and their affiliates, in the aggregate, beneficially owned shares representing approximately 30% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

        A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2014, we had outstanding 33,994,520 shares of common stock. Of these shares, approximately 10,258,000 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including, for example, shares sold in our initial public offering or our follow-on public offering, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of approximately 10,170,000 shares of our common stock, including shares issuable pursuant to outstanding warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed, or plan to file, registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans prior to awards becoming exercisable. As of December 31, 2014, we had outstanding stock options to purchase an aggregate of approximately 3,680,000 shares of our common stock, of which options to purchase approximately 993,000 shares were vested. Once registered on Form S-8, these shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with our public offerings.

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

        As a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting. We are also required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe, or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our properties consist of office space in New York, New York and Princeton, New Jersey. We lease approximately 22,395 square feet of office space in New York, New York under a lease that expires in 2020. We lease approximately 13,693 square feet of office space in Princeton, New Jersey under a lease that expires in 2019. We also occupy approximately 1,800 square feet of additional office space in Princeton, New Jersey under a lease that expires in September 2016.

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

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

        Our common stock has been publicly traded on The NASDAQ Global Select Market under the symbol "OPHT" since September 25, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on The NASDAQ Global Select Market for the periods indicated:

	Year ended December 31, 2014		Year ended December 31, 2013
	High	Low	High	Low
Quarter ended March 31,	$42.54	$28.60	n/a	n/a
Quarter ended June 30,	$47.99	$30.13	n/a	n/a
Quarter ended September 30,*	$42.88	$35.38	$31.99	$23.00
Quarter ended December 31,	$50.00	$36.46	$36.60	$22.61

*
During the third quarter of 2013, our common stock was publicly traded from September 25, 2013 through September 30, 2013.

Holders

        As of January 31, 2015, there were approximately 26 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

        We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

        The information required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

        Set forth below is information regarding stock options granted by us during the year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed. Other than described below or as previously reported in our Quarterly Reports on Form 10-Q, there were no issuances of unregistered equity securities during the period covered by this Annual Report on Form 10-K.

        On October 3, 2014, the Company issued to an employee an option to purchase 150,000 shares of its common stock at an exercise price of $38.41 per share. This option grant was an inducement grant issued outside the Company's existing equity compensation plan in accordance with NASDAQ listing rule 5635(c)(4).

Purchase of Equity Securities

        We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Stock Performance Graph

        The following graph and chart compares the cumulative annual stockholder return on our common stock over the period commencing September 25, 2013 and ending on December 31, 2014, to that of the total return for the NASDAQ Composite Index and the NASDAQ Biotechnology Index, assuming an investment of $100 on August 31, 2016. In calculation cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock. The following graph and related information shall not be deemed "soliciting material" or to be "filed: with the Securities and Exchange Commission, nor shall such information be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. We obtained information used on the graph from Research Data Group, Inc., a source we believe to be reliable.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
Among Ophthotech Corporation, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

*
$100 invested on September 25, 2013 in sotck or August 31, 2013 in index, including reinvestment of dividends.

	9/25/2013	9/30/2013	10/31/2013	11/30/2013	12/31/2013	1/31/2014	2/28/2014	3/31/2014	4/30/2014
Ophthotech Corporation	$100.00	$135.05	$152.36	$128.41	$147.05	$140.41	$153.05	$162.16	$154.50
NASDAQ Composite	100.00	105.46	109.71	113.69	117.13	115.08	121.38	118.23	115.76
NASDAQ Biotechnology	100.00	108.52	109.20	116.91	118.51	128.17	137.33	122.37	120.44

	5/31/2014	6/30/2014	7/31/2014	8/31/2014	9/30/2014	10/31/2014	11/30/2014	12/31/2014
Ophthotech Corporation	$185.00	$192.32	$177.55	$177.09	$176.95	$189.64	$196.14	$203.95
NASDAQ Composite	119.41	124.11	122.91	128.85	126.29	129.84	134.63	133.19
NASDAQ Biotechnology	125.29	133.81	135.37	148.60	147.15	157.15	157.86	156.52

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

        As of December 31, 2014, we have used approximately $24.2 million of the net proceeds from the offering as follows:

  •
  approximately $16.1 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

  •
  approximately $8.1 million for working capital and other general corporate purposes.

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

Item 6.    Selected Financial Data

        The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2014, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2014, 2013, 2012 and 2011 from our audited financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP, an independent registered accounting firm. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$41,259	$—	$—	$—
Operating Expenses:
Research and development	88,385	33,215	6,792	13,896
General and administrative	33,387	14,210	6,889	5,738

Total operating expenses	121,772	47,425	13,681	19,634

Loss from operations	(80,513)	(47,425)	(13,681)	(19,634)
Interest (expense) income	217	(1,454)	(507)	2
Loss on extinguishment of debt	—	(1,091)	—	—
Other loss	—	(1,175)	(374)	(30)

Net loss before income tax provision (benefit)	(80,296)	(51,145)	(14,562)	(19,662)
Income tax provision (benefit)	17,892	—	—	(1,029)

Net loss	(98,188)	(51,145)	(14,562)	(18,633)
Add: accretion of preferred stock dividends	—	(5,891)	(7,063)	(6,838)

Net loss attributable to common stockholders	$(98,188)	$(57,036)	$(21,625)	$(25,471)

Net loss attributable to common stockholders per share:
Basic and diluted	$(2.95)	$(6.34)	$(14.89)	$(18.27)

Weighted average common shares outstanding:
Basic and diluted	33,258	9,003	1,452	1,394

	As of December 31,
	2014	2013	2012	2011
	(in thousands)
Balance sheet data:
Cash, cash equivalents and available for sale securities	$463,560	$210,596	$4,304	$6,396
Total assets	$498,370	$217,682	$4,879	$7,728
Deferred revenue	$209,624	$—	$—	$—
Royalty purchase liability	$125,000	$41,667	$—	$—
Total liabilities	$351,249	$47,962	$14,410	$3,338
Preferred stock	$—	$—	$113,939	$106,877
Additional paid-in capital	$428,390	$352,739	$—	$—
Accumulated deficit	$(281,238)	$(183,050)	$(126,471)	$(105,488)
Total stockholders' equity (deficit)	$147,121	$169,720	$(123,470)	$(102,487)

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

Overview

        We are a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. Our most advanced product candidate is Fovista, which is in Phase 3 clinical development for use in combination with anti-VEGF drugs that represent the current standard of care for the treatment of wet AMD. We have completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis. We are also developing our product candidate Zimura, for the treatment of patients with geographic atrophy, a form of dry AMD, and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.

        We have initiated a pivotal Phase 3 clinical program for Fovista, which consists of three separate Phase 3 clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD compared to anti-VEGF monotherapy and are actively enrolling patients in these trials. Two of these trials are evaluating Fovista in combination with Lucentis and the other is evaluating Fovista in combination with each of Eylea or Avastin. We plan to enroll a total of 1,866 patients at more than 225 centers internationally across the three trials. Based on our estimates regarding patient enrollment, we expect to have initial, top-line data from our Phase 3 clinical program for Fovista available in 2016. If the results of this Phase 3 clinical program are favorable, we will submit applications for marketing approval for Fovista in the United States and, together with our commercialization partner Novartis, in the European Union. We also initiated, in the third quarter of 2014, a Phase 2a open-label trial designed to investigate the potential effect of the administration of Fovista in combination with anti-VEGF therapy in reducing the formation of subretinal fibrosis in wet AMD patients, and, in the fourth quarter of 2014, a Phase 2a clinical trial, which will evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, in the reduction of treatment burden. We are also planning additional clinical trials to assess the potential therapeutic benefit of Fovista in other ophthalmic conditions.

        On May 19, 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement. Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk API supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We have agreed to use commercially reasonable efforts to complete our ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans.

        Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for our Phase 3 clinical program for Fovista, $50.0 million of which we received in October 2014, and up to an aggregate of an additional $300.0 million upon achievement of specified marketing approval milestones in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis's obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis's last actual sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

        We have retained control over the design and execution of our pivotal Phase 3 clinical program for Fovista and remain responsible for funding the costs of that program, subject to Novartis's responsibility to provide Lucentis, an anti-VEGF agent to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials in the Novartis Territory following the effective date of the Novartis Agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, but excluding regulatory filing fees in the European Union for the standalone Fovista product, for which we will be responsible.

        We plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy in the second half of 2015. We also initiated in late 2014 a very small, open-label Phase 2 trial investigating Zimura administered in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, or PCV, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy has failed.

        We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. Our net loss was $98.2 million for the year ended December 31, 2014, and $51.1 million for the year ended December 31, 2013. As of December 31, 2014, we had an accumulated deficit of $281.2 million. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and the Novartis Agreement. We received net proceeds from the initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement and a $50.0 million enrollment-based milestone payment from Novartis in October 2014. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements. We made income tax payments of $40.2 million during the year ended December 31, 2014. These payments relate to estimated taxable income that resulted from the receipt of the $250.0 million in upfront and milestone payments from Novartis and $83.3 million in proceeds from the Novo Agreement in 2014.

        We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We expect our expenses to continue to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We plan to enroll a total of 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for both the treatment of geographic atrophy, a form of dry AMD, and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We expect these expenses to increase as patient enrollment increases in these clinical trials and as we manufacture validation production batches of API and drug product for Fovista. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. Furthermore, we are incurring and will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Financial Overview

Revenue

        Prior to 2014, we had not generated any revenue. In September 2014, we earned a $50.0 million enrollment-based milestone under the Novartis Agreement. We recognized approximately $41.3 million as collaboration revenue during the year ended December 31, 2014. Using the relative selling price method, the Company allocated revenue of $38.4 million to the license it delivered to Novartis under the Novartis Agreement, $2.0 million to the research and development activities we performed under the Novartis Agreement, and $0.9 million to the transfer of API to Novartis. In the future, we may generate additional revenue from a combination of product sales and license fees, milestone payments and research and development activity-related payments and royalties in connection with the Novartis Agreement. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of certain milestone and other payments, if any, that we may receive from Novartis and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from products sales until 2017 at the earliest. If we fail to complete the development of Fovista, Zimura or other product candidates we may develop, in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

  Research and Development Expenses

        Research and development expenses primarily consist of costs associated with the development and clinical testing of Fovista and Zimura. Our research and development expenses consist of:

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

        The following table summarizes our research and development expenses for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Fovista	$66,095	$26,206	$3,619
Zimura	4,377	15	36
Personnel-related	9,514	4,770	2,725
Share-based compensation	7,594	2,062	412
Other	805	162	—

	$88,385	$33,215	$6,792

        We expect to spend significant additional funds on our Phase 3 clinical program for Fovista, our other planned clinical programs, including additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need, a planned clinical trial evaluating Zimura for the treatment of geographic atrophy and a clinical trial evaluating Zimura administered in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation, and for general corporate purposes and working capital. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability and costs of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials or expand the scope of our clinical trials and programs, or change the geographic mix of sites at which patients are enrolled, or increase other corporate or licensing activities, or staffing.

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

        The successful development of our product candidates is highly uncertain. See "Risk Factors." This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

  •
  the scope, rate of progress and expense of our research and development activities;

  •
  the potential benefits of our product candidates over other therapies;

  •
  our and our commercialization partner's ability to market, commercialize and achieve market acceptance for any of our product candidates;

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

        See the "Liquidity and Capital Resources" section on page 130 of this Annual Report on Form 10-K for more information regarding our current and future financial resources.

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

        We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development, manufacturing, and commercialization activities and as a result of increased personnel, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

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

        Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. Of those policies, we believe that the following accounting policies are the most critical to aid our stockholders in fully understanding and evaluating our financial condition and results of operations.

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

Revenue Recognition

  Collaboration Revenue

        Prior to 2014, we had not generated any revenue. In May 2014, we received an up-front payment of $200.0 million in connection with the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In September 2014, we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement. We recognized collaboration revenue of approximately $41.3 million during the year ended December 31, 2014. We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the years ended December 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
License revenue	$38,372	$—	$—
Research and development activity revenue	2,004	—	—
API transfer revenue	883	—	—

Total collaboration revenue	$41,259	$—	$—

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

        We determine the estimated selling price for deliverables within each agreement using vendor-specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE") of selling price if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We use BESP to estimate the selling price for licenses to our proprietary technology, since we often do not have VSOE or TPE of selling price for these deliverables. In those circumstances where we utilize BESP to determine the estimated selling price of a license to our proprietary technology, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our best estimate of selling price, we evaluate whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

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

        At the inception of arrangements that include milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

        We aggregate our milestones into three categories: (i) clinical and development milestones, (ii) regulatory milestones, and (iii) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase or when a contractually specified clinical trial enrollment target is attained. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to us upon the FDA's acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

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

Royalty Purchase Liability

        The proceeds from the financing we received under the Novo Agreement have been recorded as a liability on our balance sheet in accordance with ASC Topic 730, Research and Development. Because there is a significant related party relationship between us and Novo A/S, we are treating our obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S, and thus have recorded the proceeds as a liability on our balance sheet. As we make royalty payments to Novo A/S in accordance with the Novo Agreement, we will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, we will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

        We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. As a new public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.

        We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Expected common stock price volatility	82%	83%	81%
Risk-free interest rate	1.61% - 2.13%	0.89% - 2.94%	0.94% - 1.77%
Expected term of options (years)	6.2	6.1	6.6
Expected annual dividend per share	$—	$—	$—

        We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Through December 31, 2014, actual forfeitures have not been material.

        Share-based compensation expense for equity grants to employees and non-employees was $13.0 million, $2.9 million, and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had $42.8 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.0 years. We expect our share-based compensation for our share-based awards to employees and non-employees to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

        For the years ended December 31, 2014, 2013 and 2012, we allocated share-based compensation as follows:

	Year ended December 31,
	2014	2013	2012
Research and development	$7,594	$2,062	$412
General and administrative	5,446	809	228

Total	$13,040	$2,871	$640

Income Taxes

        In each of January 2014 and November 2014, we received $41.7 million from Novo A/S under the Novo Agreement, or $83.3 million in the aggregate, which will be reported as revenue for income tax purposes. In May 2014, we received $200.0 million from Novartis upon execution of the Novartis Agreement, a portion of which will be reported as revenue for income tax purposes. In October 2014, we received a milestone payment of $50.0 million from Novartis which will be reported as revenue for income tax purposes. As a result of these payments, and after taking into account the utilization of our federal net operating loss carry-forwards and utilization of our research and development tax credits, we expect to report taxable income for the 2014 tax year. We made income tax payments of

$40.2 million during the year ended December 31, 2014. These payments relate to estimated taxable income that resulted from the payments we received from Novo A/S and Novartis in 2014. In addition, we expect that the valuation allowance on certain of our deferred tax assets will be released, where appropriate. See Note 10 to our financial statements in Item 8 of this Annual Report on form 10-K for further information regarding our expectations with respect to our income tax provision.

JOBS Act

        Prior to January 1, 2015, as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, we were entitled to take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Prior to January 1, 2015, we elected to delay our adoption of such new or revised accounting standards. As a result of this election, our financial statements for periods prior to January 1, 2015, may not be comparable to the financial statements of other public companies. Commencing in January 1, 2015, we no longer qualify for such status and, as such, we will comply with all new or revised accounting standards applicable to other public companies. We do not expect this change in status to have a material impact on our 2015 financial position or results of operations.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	Years ended December 31,
			Increase (Decrease)
	2014	2013
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$41,259	$—	$41,259
Operating Expenses:
Research and development	88,385	33,215	55,170
General and administrative	33,387	14,210	19,177

Total operating expenses	121,772	47,425	74,347

Loss from operations	(80,513)	(47,425)	33,088
Interest income (expense)	217	(1,454)	1,671
Loss on extinguishment of debt	—	(1,091)	(1,091)
Other loss	—	(1,175)	(1,175)

Net loss before income tax provision	(80,296)	(51,145)	29,151
Income tax provision	17,892	—	17,892

Net loss	(98,188)	(51,145)	47,043
Add: accretion of preferred stock dividends	—	(5,891)	5,891

Net loss attributable to common stockholders	$(98,188)	$(57,036)	$41,152

  Collaboration Revenue

        Collaboration revenue for the year ended December 31, 2014 were approximately $41.3 million. Using the relative selling price method, we allocated $38.4 million to the license delivered to Novartis under the Novartis Agreement, $2.0 million to research and development activities we performed under the Novartis Agreement and $0.9 million to the transfer of API to Novartis during the year ended December 31, 2014.

        We did not recognize any revenue during the year ended December 31, 2013.

  Research and Development Expenses

        Our research and development expenses were $88.4 million for the year ended December 31, 2014, an increase of $55.2 million compared to $33.2 million for the year ended December 31, 2013. The increase was due to a milestone payment of $19.8 million that we made in June 2014 in connection with our entry into the Novartis Agreement and costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the trials as we continue to progress the Fovista Phase 3 clinical program. Other contributing factors include increased personnel costs associated with additional management and research and development staffing, including share-based compensation expense. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended December 31, 2014 were $33.4 million, an increase of $19.2 million compared to $14.2 million for the year ended December 31, 2013. The increase was primarily due to an increase in costs to support the expansion of the Company's operations, including our public company infrastructure, and relates to the hiring of additional management and corporate staffing, professional services and consulting fees, increased share-based compensation, and costs related to an executive retirement and other one-time post-employment costs.

  Interest Income (Expense), Net

        Net interest income for the year ended December 31, 2014 was $0.2 million compared to net interest expense of $1.5 million for the year ended December 31, 2013. Net interest income earned during the year ended December 31, 2014 was a result of a significant increase in our cash, cash equivalents and marketable securities average balances during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The amounts recorded in the year ended December 31, 2013 were related to interest expense associated with our venture debt facility that we entered into in June 2012. The debt facility was paid off in May 2013 and as such, there was no corresponding interest expense during the year ended December 31, 2014.

  Other Loss

        There was no other loss recorded for the year ended December 31, 2014 compared to other loss of $1.2 million for the year ended December 31, 2013. Amounts recorded as other loss were due to the change in fair value of the preferred stock warrant liability recorded in the first half of 2013. Upon completion of our initial public offering on September 30, 2013, the preferred stock warrants were converted to common stock warrants and are now treated as permanent equity.

  Provision for Income Taxes

        The provision for income taxes recorded for the year ended December 31, 2014 was $17.9 million. This primarily relates to the payments we received from Novartis and Novo A/S in 2014, a significant portion of which contributed to an increase in taxable income for 2014. For the year ended December 31, 2013, we did not record a provision for income taxes due to our significant operating losses.

Comparison of Years Ended December 31, 2013 and 2012

	Years ended December 31,
			Increase (Decrease)
	2013	2012
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$—	$—	$—
Operating Expenses:
Research and development	33,215	6,792	26,423
General and administrative	14,210	6,889	7,321

Total operating expenses	47,425	13,681	33,744

Loss from operations	(47,425)	(13,681)	33,744
Interest expense, net	(1,454)	(507)	947
Loss on extinguishment of debt	(1,091)	—	1,091
Other loss	(1,175)	(374)	801

Net loss before income tax provision	(51,145)	(14,562)	36,583
Income tax provision	—	—	—

Net loss	(51,145)	(14,562)	36,583
Add: accretion of preferred stock dividends	(5,891)	(7,063)	(1,172)

Net loss attributable to common stockholders	$(57,036)	$(21,625)	$35,411

  Collaboration Revenue

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

  Interest Expense, net

        Interest expense, net for the year ended December 31, 2013 was $1.5 million compared to $0.5 million for the year ended December 31, 2012. The amounts in both 2013 and 2012 were related to interest associated with our venture debt facility that we entered into in June 2012 and paid off in May 2013. The related interest expense for the year ended December 31, 2013 included a payment of $0.8 million that was required upon the earlier of the maturity date or the date of repayment of the venture debt facility.

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

Liquidity and Capital Resources

Sources of Liquidity

        Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under the Novo Agreement, our initial public offering, which we closed on September 30, 2013, our follow-on public offering of common stock, which we completed in February 2014, and funds we received under the Novartis Agreement. In September 2013, we issued and sold an aggregate of 8,740,000 shares of common stock in our initial public offering at a public offering price of $22.00 per share. We received net proceeds from the initial public offering of $175.6 million. In February 2014, we issued and sold 1,900,000 shares of common stock and selling shareholders sold 728,571 shares of common stock in a follow-on public offering at a public offering price of $31.50 per share. We received net proceeds of $55.4 million from the follow-on offering. The Novo Agreement, which is described in more detail below, provides for financing of up to $125.0 million in the aggregate in return for the sale to Novo A/S of royalty interests in worldwide sales of Fovista. We received an aggregate of $125.0 million of this financing in separate tranches in May 2013, January 2014 and November 2014, which constitutes the full amount of funding under the Novo Agreement. In May 2013, we issued and sold an aggregate of 6,666,667 shares of our series C preferred stock at a price per share of $2.50, for an aggregate purchase price of $16.7 million. In August 2013, we issued and sold an aggregate of 13,333,333 additional shares of our series C preferred stock to the same purchasers at a price per share of $2.50, for an aggregate purchase price of $33.3 million.

        In May 2014, we received an upfront payment of $200.0 million upon execution of the Novartis Agreement for the rights to commercialize Fovista, a product candidate currently in Phase 3 clinical trials, outside the United States. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for our ongoing pivotal Phase 3 clinical program for Fovista, $50.0 million of which we received in October 2014. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements. We made income tax payments of $40.2 million during the year ended December 31, 2014. These payments relate to estimated taxable income that resulted from the receipt of $250.0 million in upfront and milestone payments under the Novartis Agreement, and $83.3 million in proceeds from the Novo Agreement in 2014

Cash Flows

        As of December 31, 2014, we had cash, cash equivalents, and available for sale securities totaling $463.6 million and no debt. We primarily invest our cash and cash equivalents in U.S. Treasury securities and money market funds that invest in U.S. Treasury securities.

        The following table shows a summary of our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating Activities	$111,088	$(48,775)	$(13,104)
Investing Activities	(427,817)	(5)	—
Financing Activities	145,947	255,072	11,012

Net change in cash and cash equivalents	$(170,782)	$206,292	$(2,092)

  Cash Flows from Operating Activities

        Net cash provided by operating activities of $111.1 million for the year ended December 31, 2014 relates primarily to the receipt of the upfront payment of $200.0 million and the first enrollment milestone payment of $50.0 million under the Novartis Agreement, offset by (i) tax payments made in 2014 totaling $40.2 million relating to our estimated taxable income in 2014, (ii) a milestone payment in June 2014 of approximately $19.8 million that we paid under one of our agreements in connection with our entry into the Novartis Agreement and (iii) costs we have incurred in our efforts to advance Fovista into Phase 3 clinical trials, including increased spending on Phase 3 clinical trial costs and manufacturing activity for Fovista, as well as increased general and administrative expenses. Net cash used in operating activities in prior periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital.

        In August 2013, we initiated our pivotal Phase 3 clinical program for Fovista which consists of three separate clinical trials. We expect cash used in operating activities to continue to increase substantially compared to prior periods and for the foreseeable future, particularly as our patient enrollment increases in our Phase 3 clinical program, as we manufacture validation production batches of API and drug product for Fovista, and as we continue the development of and seek marketing approval for Fovista, Zimura and, possibly, other product candidates.

  Cash Flows from Investing Activities

        Net cash used in investing activities for the year ended December 31, 2014 was $427.8 million and relates primarily to the purchase of marketable securities totaling $597.8 million offset by marketable security maturities of $171.6 million. Also contributing to our cash used in investing activities for this period were capital expenditures associated with new manufacturing equipment and our new office facilities in New York, New York and Princeton, New Jersey. Net cash used in investing activities was de minimis for the year ended December 31, 2013.

  Cash Flows from Financing Activities

        Net cash provided by financing activities was $145.9 million for the year ended December 31, 2014 and $255.1 million for the year ended December 31, 2013. Net cash provided by financing activities for the year ended December 31, 2014 consisted primarily of $83.3 million in proceeds under the Novo Agreement received in two tranches in January 2014 and November 2014, and proceeds of $55.4 million from our follow-on public offering in February 2014. Net cash provided by financing activities for the year ended December 31, 2013 related primarily to proceeds of $175.6 million from our initial public offering in September 2013, proceeds of $49.7 million from the issuance of preferred stock and proceeds of $41.7 million from the Novo Agreement in May 2013, offset by the repayment of our former venture debt facility.

Funding Requirements

        Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We expect our expenses to increase as patient enrollment increases in these clinical trials. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we manufacture validation production batches of API and drug product for Fovista, expand our infrastructure to support commercial operations and if we obtain marketing approval for Fovista, we expect our commercialization expenses in the United States related to product sales, marketing, distribution and manufacturing to increase significantly. Outside the United States, our partner Novartis is responsible for these commercialization expenses. If we obtain marketing approval for Zimura or any other product candidate that we develop, we also expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we are incurring and expect to continue to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses as well as increased insurance premiums. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar Therapeutics, or Nektar, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista. For example, in connection with our entry into the Novartis Agreement, we made a milestone payment of $19.8 million to Nektar Therapeutics in June 2014.

        Our expenses also will increase if and as we:

  •
  undertake additional clinical development of Fovista, if it is approved, in support of our efforts to broaden the label for Fovista;

  •
  conduct additional clinical trials of Zimura that may be required by regulatory authorities, including a second Phase 3 clinical trial, for us to seek marketing approval for Zimura for the treatment of geographic atrophy and/or wet AMD;

  •
  in-license or acquire the rights to other complementary products, product candidates or technologies, including drug delivery technology, for the treatment of ophthalmic diseases;

  •
  seek marketing approval for any product candidates that successfully complete clinical trials;

  •
  expand our outsourced manufacturing activities and establish sales, marketing, distribution capabilities, if we receive, or expect to receive, marketing approval for any product candidates;

  •
  maintain, expand and protect our intellectual property portfolio;

  •
  hire additional clinical, manufacturing, quality control and scientific personnel;

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

  •
  continue to develop tivozanib for the treatment of ophthalmic diseases.

        As of December 31, 2014, we had cash, cash equivalents, and marketable securities of $463.6 million and $351.2 million in total liabilities, including liabilities of $334.6 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

        We believe that our cash, cash equivalents and marketable securities, together with the potential remaining enrollment-based milestone payments under Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements as currently planned, including the expansion of our infrastructure to support commercial operations, through the end of 2017. Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our costs will increase if we experience delays in enrollment, the availability of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase our investigator fees for our clinical trials or expand the scope of our clinical trials and programs, including, for example by changing the geographic mix of sites at which patients are enrolled, or if we decide to increase other corporate or licensing activities or staffing, or if we experience issues with the process development and scale-up of manufacturing activities.

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

        Our future capital requirements, therefore, will depend on many factors, including:

  •
  the scope progress, costs and results of our Phase 3 clinical program for Fovista;

  •
  the progress, costs and results of our planned clinical trials to further evaluate the potential benefit of Fovista in wet AMD when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need;

  •
  the scope, progress, results and costs of (i) our planned Phase 2/3 clinical trial evaluating Zimura for the treatment of geographic atrophy and additional clinical trials (including a second Phase 3 trial) required by regulatory authorities for us to seek marketing approval in this indication, (ii) our very small Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, and (iii) our planned Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy and Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation;

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

  •
  the scope, progress and results of our preclinical and clinical plans for tivozanib;

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

Licensing and Commercialization Agreement with Novartis Pharma AG

        On May 19, 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement. Under the agreement with Novartis, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk API supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We have agreed to use commercially reasonable efforts to complete our ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF product to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted us options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. We and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that we or Novartis may conduct, including for use by the other in regulatory filings in its territory. We have agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from us, its clinical and commercial requirements for the bulk API in Fovista for use in licensed products in the Novartis Territory. We have agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

        Novartis paid us $200.0 million upon execution of the Novartis Agreement. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment milestones for its ongoing pivotal Phase 3 clinical program for Fovista, $50.0 million of which was received in October 2014, and up to an aggregate of an additional $300.0 million upon achievement of specified approval milestones, including reimbursement approval in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis's obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis's last actual commercial sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

        Novartis has agreed to pay our manufacturing costs plus a specified percentage margin for supplies of the bulk API in Fovista that we supply to Novartis. If we or Novartis exercise our respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party's associated past development costs and share with such other party any future associated development costs. If we exercise our option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, we will be obligated to pay a specified percentage of Novartis's associated past development costs and share with Novartis any future associated development costs. We and Novartis will also need to negotiate and agree on financial and other terms that would apply to such rights. If we exercise our option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, we will be obligated to either enter into a supply agreement with Novartis under which we will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to us, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of our net sales of such products.

        We have retained control over the design and execution of our pivotal Phase 3 clinical program for Fovista and remain responsible for funding the costs of that program, subject to Novartis's responsibility to provide Lucentis, an anti-VEGF agent to which Novartis has rights in the Novartis Territory, for use in our ongoing Phase 3 clinical trials and ongoing Phase 2 trials and future Phase 2 and Phase 3 trials in the Novartis Territory following the effective date of the Novartis agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, but excluding regulatory filing fees in the European Union for the standalone Fovista product, for which we will be responsible.

        The Novartis Agreement, unless earlier terminated by us or Novartis, will expire upon the expiration of Novartis's obligation to pay us royalties on net sales of licensed products. We and Novartis each may terminate the agreement if the other party materially breaches the agreement and does not cure such breach within a specified cure period, if the other party experiences any specified insolvency event, if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions. Novartis may terminate the agreement at any time without cause, or within a specified period after a change in control of us, as defined in the agreement, or for specified safety reasons, effective at the end of a specified period following Novartis's written notice to us of Novartis's election to terminate the agreement. We may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti-PDGF product in the Novartis Territory as more fully described below. If we elect to terminate the agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, we will be required to pay a substantial termination fee, with the specific amount of such fee determined based on the effective date of the termination. Following any termination, all rights to Fovista that we granted to Novartis, including, without limitation, the right to commercialize standalone Fovista products in the Novartis Territory, will revert to us, Novartis will perform specified activities in connection with transitioning to us the rights and responsibilities for the continued development, manufacture and commercialization of the standalone Fovista product for countries in the Novartis Territory, and the parties will cooperate on an orderly wind down of development and commercialization activities for other licensed products in the Novartis Territory.

        Novartis has agreed to specified limitations on its ability to in-license, acquire or commercialize any anti-PDGF product that does not contain Fovista, which we refer to as an Alternative Anti-PDGF Product in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to us in the United States under specified option conditions. If we exercise our option, we will be obligated to make certain payments to Novartis, including specified milestone and royalty payments. The amounts of such payments will vary based on the product's stage of clinical development at the time we exercise our option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, we will, subject to specified limitations, have the option to terminate the agreement, convert Novartis's exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis. If we elect to terminate the agreement, Novartis will, subject to specified limitations, be required to pay to us, certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the agreement.

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

Clinical Manufacturing and Supply Agreement with Agilent Technologies, Inc.

        On May 2, 2014, we entered into a Clinical Manufacturing and Supply Agreement with Agilent Technologies, Inc. pursuant to which Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our clinical requirements in specified jurisdictions of the API in Fovista. The agreement has an initial five year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the agreement.

The agreement provides for pricing structured on a tiered basis with the price reduced as the volume ordered increases. We may terminate the agreement or any statement of work thereunder upon 12 months prior written notice to Agilent and Agilent may terminate the agreement if we do not, over a specified period, purchase and take delivery from Agilent of a specified minimum quantity of API for Fovista. Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by Agilent with current Good Manufacturing Practices, cooperation by Agilent in connection with marketing applications for Fovista, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Financing Agreement with Novo A/S

        In May 2013, we entered into the Novo Agreement, pursuant to which we had the ability to obtain financing in three tranches in an amount of up to $125.0 million in return for the sale to Novo A/S of aggregate royalties at mid-single-digit percentages of worldwide sales of Fovista, with the royalty percentage determined by the amount of funding provided by Novo A/S. The three tranches of financing, in which Novo A/S purchased three low single-digit royalty interests and paid us $125.0 million in the aggregate, closed in May 2013, January 2014 and November 2014.

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

        We used a portion of the proceeds that we initially received under the Novo Agreement to repay in full an aggregate of $14.4 million of outstanding principal, interest and fees under our venture debt facility and are using the remaining proceeds we received from the sale of royalty interests under the Novo Agreement, primarily to support clinical development and regulatory activities for Fovista and for general corporate expenses.

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ in thousands)
Operating Leases(1)	$8,298	$1,562	$3,299	$3,199	$238
Purchase Obligations(2)	12,605	12,605	—	—	—

Total(3)	$20,903	$14,167	$3,299	$3,199	$238

(1)
Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)
Purchase obligations represent our commitments under certain of our supply agreements.

(3)
This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above and (d) the royalty purchase liability of $125.0 million as of December 31, 2014, due to the fact that the royalty payment period is not known.

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

  •
  Under the Novo Agreement, with respect to Fovista, we will be obligated to pay Novo A/S a mid-single-digit percentage royalty based on worldwide sales of Fovista. See "Note 7—Financing Agreement with Novo A/S" above for further information about Novo Agreement.

  •
  Under the clinical supply agreement with Agilent Technologies, Inc., Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our clinical requirements in specified jurisdictions of the API in our product candidate Fovista. Our agreement with Agilent has an initial five year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the Agreement. The Agreement provides for pricing structured on a tiered basis with the price reduced as the volume ordered increases. We may terminate the agreement or any statement of work thereunder upon 12 months prior written notice to Agilent.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $463.6 million as of December 31, 2014, consisting of cash, money market funds that invest in U.S. Treasury securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

        We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2014, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 8.    Financial Statements and Supplementary Data

        Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-27 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ophthotech Corporation

        We have audited Ophthotech Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ophthotech Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Ophthotech Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Ophthotech Corporation as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 of Ophthotech Corporation and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 2, 2015

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        The information required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

        The information required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

        The information required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

        We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

        Our board of directors has determined that Glenn Sblendorio is an "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and Mr. Sblendorio and the other members of our Audit Committee are "independent" under the rules of the NASDAQ Global Market.

Item 11.    Executive Compensation

        The information required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

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

        Date: March 2, 2015

OPHTHOTECH CORPORATION
By:	/s/ DAVID R. GUYER David R. Guyer, M.D. Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID R. GUYER David R. Guyer, M.D.	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 2, 2015
/s/ SAMIR C. PATEL Samir C. Patel, M.D.	President and Vice Chairman of the Board of Directors	March 2, 2015
/s/ MICHAEL G. ATIEH Michael G. Atieh	Chief Financial and Business Officer (principal financial and accounting officer)	March 2, 2015
/s/ AXEL BOLTE Axel Bolte	Director	March 2, 2015
/s/ THOMAS DYRBERG Thomas Dyrberg, M.D., D.M.Sc.	Director	March 2, 2015
/s/ NICHOLAS GALAKATOS Nicholas Galakatos, Ph.D.	Director	March 2, 2015
/s/ MICHAEL ROSS Michael Ross, Ph.D.	Director	March 2, 2015
/s/ GLENN SBLENDORIO Glenn Sblendorio	Director	March 2, 2015

OPHTHOTECH CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ophthotech Corporation

        We have audited the accompanying balance sheets of Ophthotech Corporation (the Company) as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthotech Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with US generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ophthotech Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 2, 2015

Ophthotech Corporation

Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$39,814	$210,596
Due from Novartis Pharma, AG	960	—
Available for sale securities	423,746	—
Prepaid expenses and other current assets	8,812	6,804
Deferred tax assets	293	—

Total current assets	473,625	217,400
Property and equipment, net	1,555	27
Deferred tax assets, non-current	22,808	—
Security deposits	282	255
Other assets	100	—

Total assets	$498,370	$217,682

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$8,707	$3,810
Accrued research and development expenses	7,918	2,485
Deferred revenue	3,206	—

Total current liabilities	19,831	6,295
Deferred revenue, long-term	206,418	—
Royalty purchase liability	125,000	41,667

Total liabilities	351,249	47,962
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 33,994,520 and 31,413,208 shares issued and outstanding at December 31, 2014 and 2013, respectively	34	31
Additional paid-in capital	428,390	352,739
Accumulated deficit	(281,238)	(183,050)
Accumulated other comprehensive loss	(65)	—

Total stockholders' equity	147,121	169,720

Total liabilities and stockholders' equity	$498,370	$217,682

The accompanying notes are an integral part of these financial statements.

Ophthotech Corporation

Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Collaboration revenue	$41,259	$—	$—
Costs and expenses:
Research and development	88,385	33,215	6,792
General and administrative	33,387	14,210	6,889

Total costs and expenses	121,772	47,425	13,681

Loss from operations	(80,513)	(47,425)	(13,681)
Interest income (expense)	217	(1,454)	(507)
Loss on extinguishment of debt	—	(1,091)	—
Other loss	—	(1,175)	(374)

Loss before income tax provision	(80,296)	(51,145)	(14,562)
Income tax provision	17,892	—	—

Net loss	(98,188)	(51,145)	(14,562)
Add: accretion of preferred stock dividends	—	(5,891)	(7,063)

Net loss attributable to common stockholders	$(98,188)	$(57,036)	$(21,625)

Net loss attributable to common stockholders per share :
Basic and diluted	$(2.95)	$(6.34)	$(14.89)

Weighted average common shares outstanding:
Basic and diluted	33,258	9,003	1,452

The accompanying notes are an integral part of these financial statements.

Ophthotech Corporation

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(98,188)	$(51,145)	$(14,562)
Other comprehensive income:
Unrealized loss on available for sale securities, net of taxes	(65)	—	—

Other comprehensive income	(65)	—	—

Comprehensive loss	$(98,253)	$(51,145)	$(14,562)

The accompanying notes are an integral part of these financial statements.

Ophthotech Corporation

Statements of Stockholders' Equity (Deficit)

(in thousands)

	Junior Series A Preferred
			Common Stock				Accumulated Other Comprehensive Loss
					Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2011	3,000	$3,000	1,451	$1	$—	$(105,488)	$—	$(102,487)
Issuance of common stock	—	—	19	—	2	—	—	2
Share-based compensation	—	—	—	—	640	—	—	640
Preferred Stock dividends	—	—	—	—	(642)	(6,421)	—	(7,063)
Net loss	—	—	—	—	—	(14,562)	—	(14,562)

Balance at December 31, 2012	3,000	$3,000	1,470	$1	$—	$(126,471)	$—	$(123,470)
Issuance of common stock upon conversion of Series A, A-1, B, B-1 and C preferred stock	—	—	21,038	21	174,310	—	—	174,331
Issuance of common stock from initial public offering, net	—	—	8,740	9	175,546	—	—	175,555
Issuance of common stock upon conversion of Junior Series A Preferred Stock	(3,000)	(3,000)	—	—	—	—	—	(3,000)
Reclassification of warrant liability	—	—	—	—	2,179	—	—	2,179
Reclassification of preferred stock issuance costs	—	—	—	—	(1,804)	—	—	(1,804)
Exercise of stock options and warrants			165	—	94	—	—	94
Share-based compensation	—	—	—	—	2,871	—	—	2,871
Preferred Stock dividends	—	—	—	—	(457)	(5,434)	—	(5,891)
Net loss	—	—	—	—	—	(51,145)	—	(51,145)

Balance at December 31, 2013	—	$—	31,413	$31	$352,739	$(183,050)	$—	$169,720
Exercise of stock options and warrants	—	—	682	1	2,948	—	—	2,949
Issuance from follow-on public offering, net	—	—	1,900	2	55,407	—	—	55,409
Share-based compensation	—	—	—	—	13,040	—	—	13,040
Excess tax benefit from share-based compensation					4,256	—	—	4,256
Net loss	—	—	—	—	—	(98,188)	—	(98,188)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(65)	(65)

Balance at December 31, 2014	—	$—	33,995	$34	$428,390	$(281,238)	$(65)	$147,121

The accompanying notes are an integral part of these financial statements.

Ophthotech Corporation

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating Activities
Net loss	$(98,188)	$(51,145)	$(14,562)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	127	20	31
Amortization of debt issuance costs	—	88	47
Accretion of debt discount	—	87	59
Amortization of premium and discounts on investment securities	2,024	—	—
Non-cash change in fair value of warrant liability	—	1,181	366
Loss on extinguishment of debt	—	1,091	—
Deferred income taxes	(18,798)	—	—
Share-based compensation	13,040	2,871	640
Excess tax benefits from share-based compensation	(4,256)	—	—
Changes in operating assets and liabilities:
Due from Novartis Pharma, AG	(960)	—	—
Prepaid expense and other current assets	(2,008)	(6,761)	21
Accrued interest receivable	280	—	—
Security deposits	(27)	(96)	—
Other assets	(100)	—	1,036
Accrued research and development expenses	5,433	1,472	(485)
Accounts payable and accrued expenses	4,897	2,417	(257)
Deferred revenue	209,624	—	—

Net cash provided by (used in) operating activities	111,088	(48,775)	(13,104)

Investing Activities
Purchase of marketable securities	(597,762)	—	—
Maturities of marketable securities	171,600	—	—
Purchase of property and equipment	(1,655)	(5)	—

Net cash used in investing activities	(427,817)	(5)	—

Financing Activities
Payment of debt issuance costs	—	(43)	(377)
Proceeds from stock option/warrant exercises	2,949	94	2
Proceeds from follow-on public offering, net	55,409	—	—
Proceeds from initial public offering, net	—	175,555	—
Excess tax benefits from share-based compensation	4,256	—	—
Repayment of venture debt facility, net	—	(11,900)	11,387
Proceeds from issuance of preferred stock, net	—	49,699	—
Proceeds from royalty purchase agreement	83,333	41,667	—

Net cash provided by financing activities	145,947	255,072	11,012

Net change in cash and cash equivalents	(170,782)	206,292	(2,092)
Cash and cash equivalents
Beginning of period	210,596	4,304	6,396

End of period	$39,814	$210,596	$4,304

Supplemental disclosure of cash paid
Interest	$—	$1,523	$437
Income Taxes	$40,159	$—	$—
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized loss in marketable securities, net of tax	$(65)	$—	$—
Supplemental disclosures of cash flow information
Conversion of preferred stock to common stock upon completion of IPO	$—	$174,310	$—
Accreted dividends on Series A, Series A-1, Series of B, B-1 and Series C Preferred Stock	$—	$5,891	$7,063

The accompanying notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Notes to Financial Statements

(tabular dollars and shares in thousands, except per share data)

1. Business

Description of Business and Organization

        Ophthotech Corporation (the "Company" or "Ophthotech") was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. The Company's most advanced product candidate is Fovista, which is in Phase 3 clinical development for use in combination with anti-VEGF drugs that represent the current standard of care for the treatment of wet AMD. The Company has completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis. The Company is also developing its product candidate Zimura, for the treatment of patients with geographic atrophy, a form of dry AMD, in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, and, potentially, in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.

2. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Available for Sale Securities

        The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary.

Revenue Recognition

  Collaboration Revenue

        Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an up-front payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma, AG , (the "Novartis Agreement"), which has not been recorded as revenue due to certain contingencies associated with the payment. In September 2014, the Company achieved a $50.0 million enrollment-based milestone under the Novartis Agreement. The Company recognized revenue of approximately $41.3 million during the year ended December 31, 2014. The Company uses the relative selling price method to allocate arrangement consideration to the Company's performance obligations under the Novartis Agreement. Below is a summary of the components of the Company's collaboration revenue for the years ended December 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
License revenue	$38,372	$—	$—
Research and development activity revenue	2,004	—	—
API transfer revenue	883	—	—

Total collaboration revenue	$41,259	$—	$—

        In the future, the Company may generate additional revenues from a combination of product sales and license fees, milestone payments and research and development activity-related payments and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to certain of the Company's technology and products, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

        The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE") of selling price if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. The Company uses BESP to estimate the selling price for licenses to the Company's proprietary technology, since the Company often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes BESP to determine the estimated selling price of a license to the Company's proprietary technology, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating the Company's best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

        When management believes the license to its intellectual property and products has stand-alone value, the Company generally recognizes revenue attributed to the license upon delivery. When management believes such a license does not have stand-alone value from the other deliverables to be provided in the arrangement, the Company generally recognizes revenue attributed to the license on a straight-line basis over the Company's contractual or estimated performance period, which is typically the term of the Company's research and development obligations. If management cannot reasonably estimate when the Company's performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

        At the inception of arrangements that include milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

        The Company aggregates its milestones into three categories: (i) clinical and development milestones, (ii) regulatory milestones, and (iii) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

research or completes such phase or when a contractually specified clinical trial enrollment target is attained. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA's acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

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

        The Company's available for sale securities are also invested in U.S. Treasury securities. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented. The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available for sale securities.

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

Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, available for sale securities, accounts payable and accrued expenses approximate their respective fair value due to their short maturities.

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment, which consists mainly of manufacturing and clinical equipment, furniture and fixtures, computers and other equipment, and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method rather than when the payment is made.

Research and Development

        Research and development expenses primarily consist of costs associated with the development and clinical testing of Fovista, an anti-platelet derived growth factor ("PDGF") aptamer that the Company is developing for use in combination with anti-VEGF drugs for treatment of wet age-related macular degeneration, or wet AMD, and Zimura, an inhibitor of complement factor C5 that the Company is developing with a focus on treatment of patients with geographic atrophy, a form of dry AMD; in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and, potentially, in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. Research and development expenses consist of:

  •
  external research and development expenses incurred under arrangements with third parties, such as contract research organizations, ("CROs") and other vendors, contract manufacturing organizations and consultants, including for the production of drug substance and drug product; and

  •
  employee-related expenses, including salaries, benefits, travel and share-based compensation expense.

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

        The Company anticipates that it will continue to incur significant research and development expenses in connection with conducting its pivotal Phase 3 clinical program for Fovista and if such trials are successful, seeking marketing approval for Fovista. The Company also anticipates that its research and development expenses will increase as a result of its plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura in patients with geographic atrophy in the second half of 2015, the very small Phase 2 trial recently commenced investigating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

anti-VEGF monotherapy fails, and the planned Phase 2 study of Zimura in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. In addition, the Company also expects its research and development expenses to increase as it further evaluates the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need. The Company expects these expenses to increase as patient enrollment increases in these trials.

Income Taxes

        The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740-10, Income Taxes—Overall. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company's U.S. federal net operating losses have occurred since its inception in 2007 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit.

Share-Based Compensation

        The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors, including employee stock options. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

        The Company estimates the fair value of stock options granted to employees on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, the Company's computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the options granted by the Company. The Company's computation of expected term is determined using the "simplified" method which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the "simplified" method of estimating the expected exercise term of employee stock option grants. The Company has paid no dividends to stockholders. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.

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

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

options granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the stock options are fully vested.

        Share-based compensation expense includes stock options and restricted stock units granted to employees and non-employees, and has been reported in the Company's Statements of Operations as follows:

	Years ended December 31,
	2014	2013	2012
Research and development	$7,594	$2,062	$412
General and administrative	5,446	809	228

Total	$13,040	$2,871	$640

JOBS Act

        Prior to January 1, 2015, as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, the Company was able to take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Prior to January 1, 2015, the Company elected to delay its adoption of such new or revised accounting standards. As a result of this election, the Company's financial statements for the periods prior to January 1, 2015 may not be comparable to the financial statements of other public companies. Commencing January 1, 2015, the Company no longer qualifies for such status and, as such, it will comply with all new or revised accounting standards applicable to other public companies. The Company does not expect this change in status to have a material impact on its 2015 financial position or results of operations.

Recent Accounting Pronouncements

        In June 2014, the FASB issued Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810 Consolidation" ("ASU 2014-10"). The objective of the amendments in ASU No. 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and elected early adoption of ASU 2014-10 for its quarterly filing on Form 10-Q for the three and six months ended June 30, 2014. The adoption of ASU 2014-10 did not have a material impact on the Company's financial statements.

        In May 2014, the FASB issued Accounting Stands Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

        In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The amendments in ASU 2013-02 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective for public companies on a prospective basis for fiscal years beginning after December 15, 2012 and for new public companies and for non-public companies for reporting periods beginning after December 15, 2013. The Company adopted this pronouncement on January 1, 2014. The Company has not reclassified any components of comprehensive income into net income for the periods presented. ASU 2013-02 requires only additional presentation and as such, there was no impact to the Company's results of operations or financial position upon adoption.

3. Capitalization

        On September 30, 2013, the Company closed its initial public offering of 8,740,000 shares of common stock at a price of $22.00 per share. The net proceeds to the Company were $175.6 million, after deducting underwriters' discounts and commissions and other offering expenses. In connection with the closing of the IPO, all of the Company's shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 21,038,477 shares of common stock.

        On February 18, 2014, the Company closed a follow-on public offering of 2,628,571 shares of common stock at a public offering price of $31.50 per share of common stock. The Company sold 1,900,000 shares and 728,571 shares were sold by selling stockholders, 342,857 of which were sold by the selling stockholders upon the full exercise by the underwriters of their option to purchase additional shares in the follow-on public offering. The net proceeds to the Company were $55.4 million, after deducting underwriters' discounts and commissions and other offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering.

OPHTHOTECH CORPORATION

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

	Year ended December 31,
	2014	2013	2012
Basic and diluted net loss per common share calculation:
Net loss	$(98,188)	$(51,145)	$(14,562)
Accretion of preferred stock dividends	—	(5,891)	(7,063)

Net loss attributable to common stockholders	$(98,188)	$(57,036)	$(21,625)

Weighted average common shares outstanding—basic and diluted	33,258	9,003	1,452

Net loss per share of common stock—basic and diluted	$(2.95)	$(6.34)	$(14.89)

        The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the periods presented, as they would be anti-dilutive:

	Years ended December 31,
	2014	2013	2012
Redeemable convertible preferred stock	—	—	16,663
Options outstanding	3,680	2,708	1,344
Warrants	14	88	94
Restricted stock units	37	—	—

Total	3,731	2,796	18,101

5. Cash, Cash Equivalents and Available for Sale Securities

        The Company considers all highly liquid investments purchased with original maturities at the date of purchase of 90 days or less to be cash equivalents. Cash and cash equivalents included cash of $4.7 million and $6.8 million at December 31, 2014 and 2013, respectively. Cash and cash equivalents at December 31, 2014 and December 31, 2013 also included investments of $35.1 million and $203.8 million, respectively, in U.S. Treasury securities with original maturities of less than 90 days and investments in money market funds that invest in U.S. Treasury Securities.

        At December 31, 2014, the Company held available for sale securities with a fair value totaling $423.7 million. These available for sale securities consisted of U.S. Treasury securities and had

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

5. Cash, Cash Equivalents and Available for Sale Securities (Continued)

maturities less than one year. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of December 31, 2014. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and it is more likely than not that the Company will recover the carrying value of these investments. Unrealized gains (losses) are reported as a component of accumulated other comprehensive loss in stockholders' equity. The unrealized loss, net of tax, was $0.1 million as of December 31, 2014. As of December 31, 2013, the Company did not hold any available for sale securities.

        Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of December 31, 2014
	Cost	Fair Value	Carrying Value	Unrealized Loss
U.S. Treasury securities—maturities < 1 year	$423,859	$423,746	$423,746	$(113)
U.S. Treasury securities—maturities > 1 year	$—	$—	$—	$—

Total	$423,859	$423,746	$423,746	$(113)

6. Licensing and Commercialization Agreement with Novartis Pharma AG

        On May 19, 2014, the Company entered into a licensing and commercialization agreement with Novartis Pharma AG. Under the Novartis Agreement, the Company granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by the Company to manufacture, from bulk API supplied by the Company, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States (the "Novartis Territory"). The Company has agreed to use commercially reasonable efforts to complete its ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF product to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted the Company options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. The Company and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that the Company or Novartis may conduct, including for use by the other in regulatory filings in its territory. The Company has agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from the Company, its clinical and commercial requirements for the bulk API in Fovista for use in licensed products in the Novartis Territory. The Company has agreed not to commercialize any

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

6. Licensing and Commercialization Agreement with Novartis Pharma AG (Continued)

product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

        Novartis paid the Company a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis is also obligated to pay the Company up to an aggregate of $130.0 million if the Company achieves specified patient enrollment milestones for its Phase 3 clinical program for Fovista, $50.0 million of which was achieved in September 2014 and received by the Company in October 2014, and up to an aggregate of an additional $300.0 million upon achievement of specified regulatory approval milestones, including reimbursement approval, in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay the Company up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay the Company royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. The Company will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis's obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis's last actual commercial sale of such licensed product in such country. The Company will continue to be responsible for royalties it owes to third parties on sales of Fovista products.

        Novartis has agreed to pay the Company's manufacturing costs plus a specified percentage margin for supplies of the bulk API in Fovista that the Company supplies to Novartis. If the Company or Novartis exercises each of their respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party's associated past development costs and share with such other party any future associated development costs. If the Company exercises its option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, the Company will be obligated to pay a specified percentage of Novartis's associated past development costs and share with Novartis any future associated development costs. The Company and Novartis will also need to negotiate and agree on financial and other terms that would apply to such rights. If the Company exercises its option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, the Company will be obligated to either enter into a supply agreement with Novartis under which the Company will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to the Company, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of the Company's net sales of such products.

        The Company has retained control over the design and execution of its pivotal Phase 3 clinical program for Fovista and remains responsible for funding the costs of that program, subject to Novartis's responsibility to provide Lucentis, an anti-VEGF agent to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials in the Novartis Territory following the effective date of the Novartis Agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

6. Licensing and Commercialization Agreement with Novartis Pharma AG (Continued)

Novartis Territory, excluding regulatory filing fees in the European Union for the standalone Fovista product, for which the Company will be responsible.

        The Novartis Agreement, unless earlier terminated by the Company or Novartis, will expire upon the expiration of Novartis's obligation to pay the Company royalties on net sales of licensed products. The Company and Novartis each may terminate the Novartis Agreement if the other party materially breaches the agreement and does not cure such breach within a specified cure period, if the other party experiences any specified insolvency event, if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions. Novartis may terminate the Novartis Agreement at any time without cause, or within a specified period after a change in control of the Company, as defined in the Novartis Agreement, or for specified safety reasons, effective at the end of a specified period following Novartis's written notice to the Company of Novartis's election to terminate the agreement. The Company may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti-PDGF product in the Novartis Territory as more fully described below. If the Company elects to terminate the Novartis Agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, the Company will be required to pay a substantial termination fee, with the specific amount of such fee determined based on the effective date of the termination. Following any termination, all rights to Fovista that the Company granted to Novartis, including, without limitation, the right to commercialize standalone Fovista products in the Novartis Territory, will revert to the Company, Novartis will perform specified activities in connection with transitioning to the Company the rights and responsibilities for the continued development, manufacture and commercialization of the standalone Fovista product for countries in the Novartis Territory, and the parties will cooperate on an orderly wind down of development and commercialization activities for other licensed products in the Novartis Territory.

        Novartis has agreed to specified limitations on its ability to in-license, acquire or commercialize any anti-PDGF product that does not contain Fovista (an "Alternative Anti-PDGF Product") in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to the Company in the United States under specified option conditions. If the Company exercises its option, the Company will be obligated to make certain payments to Novartis, including specified milestone and royalty payments. The amounts of such payments will vary based on the product's stage of clinical development at the time the Company exercise its option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, the Company will, subject to specified limitations, have the option to terminate the Novartis Agreement, convert Novartis's exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis. If the Company elects to terminate the Novartis Agreement, Novartis will, subject to specified limitations, be required to pay to the Company, certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the Novartis Agreement.

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

6. Licensing and Commercialization Agreement with Novartis Pharma AG (Continued)

        Activities under the licensing and commercialization Novartis Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements ("ASC 605-25") (as amended by ASU 2009-13, Revenue Recognition ("ASU 2009-13")) to determine if they represented a multiple element revenue arrangement. The Novartis Agreement includes the following deliverables: (1) an exclusive license to commercialize Fovista outside the United States (the "License Deliverable"); (2) the performance obligation to conduct research and development activities related to the Phase 3 Fovista clinical trials and certain Phase 2 trials for Fovista (the "R&D Activity Deliverable"); (3) the performance obligation to supply API to Novartis for development and manufacturing purposes (the "Manufacturing Deliverable") and (4) the Company's obligation to participate on the joint operating committee established under the terms of the Novartis Agreement and related subcommittees (the "Joint Operating Committee Deliverable"). Novartis has the right, subject to the certain approval rights of the Company, to sublicense the exclusive royalty-bearing license to commercialize Fovista in the Novartis Territory. The Company's obligation to provide access to clinical and regulatory information as part of the License Deliverable includes the obligation to provide access to all clinical data, regulatory filings, safety data and manufacturing data to Novartis which is necessary for commercialization of Fovista in the Novartis Territory. The R&D Activity Deliverable includes the right and responsibility for the Company to conduct the Phase 3 Fovista clinical program and other studies of Fovista in the Novartis Territory which are necessary or desirable for regulatory approval or commercialization of Fovista. The Manufacturing Deliverable includes the obligation for the Company to supply API to Novartis for development and manufacturing purposes, for which Novartis has agreed to pay the Company's manufacturing costs, plus a specified margin. The Joint Operating Committee Deliverable includes the obligation to participate in the Joint Operating Committee and related subcommittees at least through the first anniversary of regulatory approval in the European Union. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Novartis. Accordingly, each unit will be accounted for separately.

        Options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. All of the options included in the Company's collaboration arrangement have been determined to be substantive, and none of the options are priced at a significant and incremental discount.

        The Novartis Agreement provides that, if the Company elects to terminate the Novartis Agreement because specified governmental actions prevent the parties from materially progressing the development

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

6. Licensing and Commercialization Agreement with Novartis Pharma AG (Continued)

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

        In September 2014, the Company achieved a $50.0 million enrollment-based milestone under the Novartis Agreement. The Company recognized revenue of approximately $41.3 million during the year ended December 31, 2014. Using the relative selling price method, the Company allocated revenue of $38.4 million to the license it delivered to Novartis under the Novartis Agreement, $2.0 million to research and development activities the Company has performed under the Novartis Agreement, and $0.9 million to the transfer of API to Novartis during the year ended December 31, 2014.

7. Financing Agreement with Novo A/S

        In May 2013, the Company entered into a Purchase and Sale Agreement with Novo A/S, which is referred to as the Novo Agreement, pursuant to which the Company had the ability to obtain financing in three tranches in an amount of up to $125.0 million in return for the sale to Novo A/S of aggregate royalties of worldwide sales of (a) Fovista, (b) Fovista-Related Products, and (c) Other Products (each as defined in the Novo Agreement), calculated as low to mid-single digit percentages of net sales, with the royalty percentage determined by the amount of funding provided by Novo A/S.

        The Novo Agreement provided for up to three separate purchases for a purchase price of $41.7 million each, at a first, second and third closing, for an aggregate purchase price of $125.0 million. In each purchase, Novo A/S acquires rights to a low single digit percentage of net sales. In each of May 2013, January 2014 and November 2014, the Company received cash payments of $41.7 million, $125.0 million in the aggregate, and Novo A/S received a right to receive royalties on net sales of Fovista at a mid-single digit percentage in the aggregate.

        The royalty payment period covered by the Novo Agreement begins on commercial launch and ends, on a product-by-product and country-by-country basis, on the latest to occur of (i) the 12th anniversary of the commercial launch, (ii) the expiration of certain patent rights and (iii) the expiration of the regulatory exclusivity for each product in each country.

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

7. Financing Agreement with Novo A/S (Continued)

        Under the terms of the Novo Agreement, the Company is not required to reimburse or otherwise compensate Novo A/S through any means other than the agreed royalty entitlement. In addition, the Company does not, under the terms of the Novo Agreement, have the right or obligation to prepay Novo A/S in connection with a change of control of the Company or otherwise.

        The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company's Balance Sheet as of December 31, 2014, in accordance with ASC Topic 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

8. Product and Technology Agreements (Continued)

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

        The Assumed Agreements include a license, manufacturing and supply agreement (the "Supply Agreement") with Nektar Therapeutics, AL (the "Supplier") for a reagent linked with the active ingredient in the Company's lead product candidate. Prior to the Company's assumption of the Supply Agreement in 2007, the Transferor paid the Supplier approximately $0.3 million under the Supply Agreement. The Company has paid the Supplier an aggregate of approximately $21.5 million in milestone payments under the Supply Agreement, $19.8 million of which was paid and charged to research and development expense during the year ended December 31, 2014. Under the Supply Agreement, the Company is obligated to make certain milestone payments to the Supplier, as well as tiered royalties based on certain percentages of net sales. See "Note 13—Commitments and Contingencies" below.

        The Supply Agreement, unless earlier terminated by either party, will expire upon the expiration of the Company's obligation to pay royalties to the Supplier on net sales of licensed products. The Supply Agreement may be terminated by either party in the event of the other party's material breach (following a specified cure period). The Company may terminate the Supply Agreement, without cause, effective at the end of a specified period following written notice to the Supplier, in which event the Company will be obligated to pay the Supplier specified termination fees and reimburse the Supplier for certain costs.

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

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

8. Product and Technology Agreements (Continued)

        The Licensor is also entitled to certain regulatory milestone payments and sales milestone payments under the License Agreements.

        On September 12, 2011, the License Agreements, were amended to cover expanded licenses for all indications outside of the ophthalmic field (as defined in the amended license agreements (the "Amended License Agreements")). Upon the execution of the Amended License Agreements, the Company issued 500,000 shares of Series B-1 Preferred Stock to the Licensor. The Series B-1 Preferred Stock was valued at $1.00 per share based upon the Original Issue Price, which was deemed to be fair value as of the date of this transaction.

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

9. Property, Plant and Equipment

        Property and equipment at December 31, 2014 and 2013 were as follows:

	Useful Life (Years)	December 31, 2014	December 31, 2013
Manufacturing and clinical equipment	7 - 10	$617	$—
Computer and other office equipment	5	292	$85
Furniture and fixtures	7	591	117
Leasehold improvements	3 - 5	357	—

		1,857	202
Accumulated depreciation		(302)	(175)

Property and equipment, net		$1,555	$27

        For the years ended December 31, 2014, 2013 and 2012, depreciation expense was $127 thousand, $20 thousand, $31 thousand, respectively.

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

10. Income Taxes

        The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2014 and December 31, 2013, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2014	2013	2012
Percent of pre-tax income:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.8%	—	—
Permanent items	2.3%	(2.2)%	(1.0)%
Research and development credit	—	2.7%	1.0%
Change in valuation allowance	(66.4)%	(35.5)%	(35.0)%

Effective income tax rate	(22.3)%	0.0%	0.0%

        The components of income tax expense are as follows:

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$29,505	$—	$—
State	11,440	—	—
Deferred:
Federal	(23,053)	—	—
State	—	—	—

Income tax expense	$17,892	$—	$—

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

10. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets (liabilities) for 2014 and 2013 consist of the following:

	As of December 31,
	2014	2013
Deferred tax assets (liabilities)
Deferred revenue	$120,611	$16,667
License and technology payments	14,251	6,407
Share-based compensation	5,679	1,396
Accrued Expenses	442	—
Depreciation	(328)	(7)
Federal net operating loss carryforwards	—	30,084
State and local net operating loss carryforwards	—	5,026
Federal research and development credit carryforwards	—	2,966
State research and development credit carryforwards	—	1,483

Deferred income tax assets	140,655	64,022
Valuation allowance	(117,554)	(64,022)

Net deferred tax assets	$23,101	$—

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company's ability to carryback losses to previous years in which the Company had taxable income. In connection with the $83.3 million the Company received from Novo A/S in 2014 under the Novo Agreement, the $200.0 million the Company received from Novartis in May 2014, a portion of which has been deferred for income tax purposes, and the $50.0 million enrollment-based milestone payment the Company earned in September 2014 under the Novartis Agreement, the Company expects to have taxable income in 2014, after taking into account the utilization of its federal net operating losses from prior years and the utilization of its research and development tax credits. As such, the Company made income tax payments of $40.2 million during the year ended December 31, 2014. Due to the Company's history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowance was approximately $117.6 million and $64.0 million as of December 31, 2014 and 2013, respectively, representing an increase of $53.6 million.

        Actual tax benefits result from a stock plan award transaction that exceeds the tax benefit associated with the grant date fair value of the related stock award. The Company recognizes these excess tax benefits in additional paid in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to the Company. In 2013, deferred tax assets relating to employee share-based compensation deductions were reduced to reflect exercises of non-qualified stock option grants. Although certain of these deductions were reported on the corporate

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

10. Income Taxes (Continued)

tax returns and increased net operating losses, these related tax benefits were not recognized for financial reporting purposes.

        The Company's federal, state, and local net operating loss carryforwards of approximately $91.3 million are expected to be utilized in 2014. Utilization of the net operating losses and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and general business tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed a study to determine whether it had undergone an ownership change since the Company's inception. The Company concluded that it had not undergone an ownership change and the Company expects that it will have the ability to utilize its net operating loss carryforwards against taxable income in 2014.

11. Operating Leases

        The Company leases office spaces located in Princeton, New Jersey and New York, New York under operating lease arrangements. The Company's Princeton, New Jersey office space lease expires in January 2019, whereas the Company's New York, New York office space lease expires in February 2020. Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2014, are as follows:

2015	$1,562
2016	1,629
2017	1,669
2018	1,700
2019	1,499
Thereafter	239

Total	$8,298

        Rent expense is calculated on the straight-line basis and amounted to $1.0 million, $0.5 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

12. Security Deposits

        Security deposits consist of amounts required to secure the Company's performance of its obligations under the operating leases for its New Jersey and New York offices. Such amounts were approximately $0.3 million as of December 31, 2014 and 2013, respectively.

OPHTHOTECH CORPORATION

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

  •
  Under a license agreement with Archemix Corp., or Archemix, with respect to pharmaceutical products comprised of or derived from any anti-PDGF aptamer, the Company is obligated to make future payments to Archemix of up to an aggregate of $14.0 million if the Company achieves specified clinical and regulatory milestones with respect to Fovista, up to an aggregate of $3.0 million if the Company achieves specified commercial milestones with respect to Fovista and, for each other anti-PDGF aptamer product that it may develop under the agreement, up to an aggregate of approximately $18.8 million if the Company achieves specified clinical and regulatory milestones and up to an aggregate of $3.0 million if the Company achieves specified commercial milestones. No royalties are payable to Archemix under this license agreement.

  •
  Under a license agreement with Archemix with respect to pharmaceutical products comprised of or derived from anti-C5 aptamers, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make future payments to Archemix of up to an aggregate of $57.5 million if the Company achieves specified development, clinical and regulatory milestones and, as to all anti-C5 products under the agreement collectively, up to an aggregate of $22.5 million if the Company achieves specified commercial milestones. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of its rights under this license agreement. No royalties are payable to Archemix under this license agreement.

  •
  Under a license, manufacturing and supply agreement with Nektar Therapeutics, or Nektar, for specified pegylation reagents used to manufacture Fovista, the Company is obligated to make future payments to Nektar of up to an aggregate of $6.5 million if the Company achieves specified clinical and regulatory milestones, and an additional payment of $3.0 million if the Company achieves a specified commercial milestone with respect to Fovista. The Company is obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product the Company successfully commercializes, with the royalty percentage determined by the Company's level of licensed product sales and the extent of patent coverage for the licensed product and whether the Company has granted a third-party commercialization rights to the licensed product. In June 2014, the Company paid Nektar $19.8 million in connection with its entry into the Novartis Agreement.

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

13. Commitments and Contingencies (Continued)

  •
  Under the Novo Agreement, with respect to Fovista, the Company will be obligated to pay Novo A/S a mid-single-digit percentage royalty based on worldwide sales of Fovista. See "Note 7—Financing Agreement with Novo A/S" above for further information about Novo Agreement.

  •
  Under the clinical supply agreement with Agilent Technologies, Inc., Agilent has agreed to manufacture and supply to the Company, and the Company has agreed to purchase from Agilent, a specified percentage of its clinical requirements in specified jurisdictions of the active pharmaceutical ingredient in the Company's product candidate Fovista. The Company's agreement with Agilent has an initial five year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the Agreement. The Agreement provides for pricing structured on a tiered basis with the price reduced as the volume ordered increases. The Company may terminate the agreement or any statement of work thereunder upon 12 months prior written notice to Agilent.

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

14. Stock Option and Compensation Plans

        The Company adopted its 2007 Stock Incentive Plan (the "2007 Plan") for employees, directors and consultants for the purpose of advancing the interests of the Company stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. The 2007 Plan provided for the granting of stock option awards, restricted stock awards, and other stock-based and cash-based awards. Following the effectiveness of the 2013 Stock Incentive Plan described below in connection with the closing of the Company's initial public offering, the Company is no longer granting additional awards under the 2007 Plan.

        In August 2013, the Company's board of directors adopted and the Company's stockholders approved the 2013 stock incentive plan (the "2013 Plan"), which became effective immediately prior to the closing of the Company's initial public offering. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock-based awards. Upon effectiveness of the 2013 Plan, the number of shares of the Company's common stock that were reserved for issuance under the 2013 Plan was the sum of (1) such number of shares (up to approximately 3,359,641 shares) as is equal to the sum of 739,317 shares (the number of shares of the common stock then available for issuance under the 2007 Plan), and such number of shares of the Company's common stock that are subject to outstanding

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

14. Stock Option and Compensation Plans (Continued)

awards under the 2007 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (2) an annual increase, to be added the first business day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until, and including, the fiscal year ending December 31, 2023, equal to the lowest of 2,542,372 shares of the Company's common stock, 4% of the number of shares of the Company's common stock outstanding on the first day of the fiscal year and an amount determined by its board of directors. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2013 Plan. However, incentive stock options may only be granted to employees of the Company.

        In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,257,000 shares, effective as of January 1, 2014. As of December 31, 2014, the Company had approximately 479,000 shares available for grant under the 2013 Plan. In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was further increased by approximately 1,360,000 shares, effective as of January 1, 2015.

        A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of December 31, 2014, 2013 and 2012 is as follows:

	Year ended December 31,
	2014		2013		2012
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	2,708	$9.41	1,344	$1.65	1,113	$1.30
Granted	1,744	$33.92	1,583	$14.82	250	$3.12
Exercised	(621)	$4.75	(151)	$0.61	(19)	$0.12
Expired or forfeited	(151)	$28.50	(68)	$1.53	—	—

Outstanding at end of year:	3,680	$21.03	2,708	$9.41	1,344	$1.65

	Year ended December 31,
	2014	2013	2012
Options exercisable at end of year	993	984	823
Weighted average grant date fair value (per share) of options granted during the period	$24.41	$10.48	$1.65

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

14. Stock Option and Compensation Plans (Continued)

		As of December 31, 2014
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12 - $10.03	1,243	7.1	$5.67	761	$3.66
$10.04 - $20.00	534	8.5	$13.38	132	$13.39
$20.01 - $30.00	179	8.8	$25.64	46	$25.43
$30.00 - $43.90	1,724	9.2	$34.00	54	$34.79

	3,680		$21.03	993	$7.65

Aggregate Intrinsic Value	$87,728			$36,965

        Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the years ended December 31, 2014, 2013 and 2012, respectively, were as follows:

	Year ended December 31,
	2014	2013	2012
Cash Proceeds from options exercised	$2,949	$94	$ 2
Aggregate intrinsic value of options exercised	$21,646	$4,545	$28

        In connection with stock option awards granted to employees, the Company recognized share-based compensation expense approximately $11.3 million, $2.2 million, and $0.5 million, for the years ended December 31, 2014, 2013, and 2012, respectively, net of expected forfeitures. As of December 31, 2014, there was approximately $37.8 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards to employees, which are expected to be recognized over a remaining weighted average period of 3.1 years.

        In connection with stock options awards granted to consultants, the Company recognized approximately $1.4 million, $0.7 million and $0.1 million in share-based compensation expense during the years ended December 31, 2014, 2013 and 2012, respectively, net of expected forfeitures. As of December 31, 2014, there was approximately $4.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option award granted to consultants which are expected to be recognized over a remaining weighted average period of 2.9 years.

        As of December 31, 2014, the Company had approximately 37,000 restricted stock units outstanding. In connection with restricted stock units granted to employees, the Company recognized share-based compensation of approximately $0.3 million during the year ended December 31, 2014, net of expected forfeitures. The Company did not recognize any share-based compensation expense related to restricted stock units during year ended December 31, 2013. As of December 31, 2014, there was approximately $0.9 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock units granted to employees to be recognized over a remaining weighted average period of 2.4 years.

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

14. Stock Option and Compensation Plans (Continued)

        On September 30, 2014, the Company issued to an employee an option to purchase 200,000 shares of its common stock at an exercise price of $38.93 per share. This option grant was an inducement grant issued outside the Company's existing equity compensation plan in accordance with NASDAQ listing rule 5635(c)(4).

        On October 3, 2014, the Company issued to an employee an option to purchase 150,000 shares of its common stock at an exercise price of $38.41 per share. This option grant was an inducement grant issued outside the Company's existing equity compensation plan in accordance with NASDAQ listing rule 5635(c)(4).

15. Employee Benefit Plan

        The Company maintains a defined contribution 401(k) plan available to employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company's matching contributions to employees totaled approximately $0.2 million during the year ended December 31, 2014. The Company did not match any of the employee contributions during the years ended December 31, 2013 and 2012.

16. Fair Value Measurements

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

        The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

  •
  Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market. The Company's Level 1 assets consist of investments in U.S. Treasury money market funds and U.S. Treasury securities.

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

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

16. Fair Value Measurements (Continued)

        The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in U.S. Treasury money market funds*	$35,111	$—	$—
Investments in U.S. Treasury securities maturities < three months*	$—	$—	$—
Investments in U.S. Treasury securities maturities < 1 year	$423,746	$—	$—

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

17. Selected Quarterly Financial Information (unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	2014
	March 31	June 30	September 30	December 31
Collaboration revenue	$—	$—	$39,575	$1,684
Research and development expenses	14,377	34,707	17,105	22,196
General and administrative expenses	6,349	7,570	8,812	10,656

Income (loss) from operations	(20,726)	(42,277)	13,658	(31,168)
Net income (loss) attributable to common stockholders	$(20,682)	$(52,499)	$10,864	$(35,871)
Basic earnings (loss) per common share	$(0.64)	$(1.57)	$0.32	$(1.06)
Diluted earnings (loss) per common share	$(0.64)	$(1.57)	$0.31	$(1.06)

OPHTHOTECH CORPORATION

Notes to Financial Statements (Continued)

(tabular dollars and shares in thousands, except per share data)

17. Selected Quarterly Financial Information (unaudited) (Continued)

	2013
	March 31	June 30	September 30	December 31
Collaboration revenue	$—	$—	$—	$—
Research and development expenses	2,390	4,345	11,101	15,379
General and administrative expenses	1,738	3,241	4,166	5,065

Loss from operations	(4,128)	(7,586)	(15,267)	(20,444)
Net loss attributable to common shareholders	$(6,361)	$(11,863)	$(18,424)	$(20,388)
Basic and diluted earnings per common share	$(4.33)	$(8.07)	$(10.26)	$(0.65)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number		Filed Herewith
3.1		Restated Certificate of Incorporation of the Registrant	S-1/A	333-190643	9/9/2013	3.3
3.2		Amended and Restated Bylaws of the Registrant	S-1/A	333-190643	9/9/2013	3.4
4.1		Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-190643	9/9/2013	4.1
10.1		Amended and Restated 2007 Stock Incentive Plan, as amended	S-1	333-190643	8/15/2013	10.1
10.2		Form of Incentive Stock Option Agreement under Amended and Restated 2007 Stock Incentive Plan	S-1	333-190643	8/15/2013	10.2
10.3		Form of Nonstatutory Stock Option Agreement under 2007	S-1	333-190643	8/15/2013	10.3
10.4		2013 Stock Incentive Plan						Yes
10.5		Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-190643	9/9/2013	10.5
10.6		Form of Nonqualified Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-190643	9/9/2013	10.6
10.7		Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan						Yes
10.8
		Lease Agreement, dated as of September 30, 2007, between the Registrant and One Penn Plaza LLC, as the same has been supplemented by agreement dated March 12, 2013 and amended by the Amendment of Lease, dated as of August 30, 2013, Second Amendment to Lease, entered into on January 7, 2014, Third Amendment of Lease, dated as of April 18, 2014, and the Fourth Amendment of Lease, dated as of December 22, 2014						Yes
10.9		Lease Agreement with Carnegie 214 Associates Limited Partnership, dated as of October 25, 2013	S-1	333-193681	1/31/2014	10.8
10.10	†	Divestiture Agreement, dated as of July 27, 2007, by and between the Registrant and (OSI) Eyetech, Inc.	S-1	333-190643	8/15/2013	10.9	†

			Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number		Filed Herewith
10.11	†	License, Manufacturing and Supply Agreement, dated as of September 30, 2006, by and between Nektar Therapeutics AL, Corporation and (OSI) Eyetech, Inc., as the same was assigned to the Registrant on July 27, 2007 and amended by Amendment No. 1 thereto, dated as of April 5, 2012, and supplemented by a letter agreement, dated as of June 20, 2013	S-1	333-190643	8/15/2013	10.10	†
10.12	†	Amended and Restated Exclusive License Agreement, dated as of September 12, 2011, by and between the Registrant and Archemix Corp., as amended by Amendment No. 1 thereto dated December 20, 2011 and supplemented by a letter agreement, dated as of April 30, 2012	S-1	333-190643	8/15/2013	10.11	†
10.13	†	Amended and Restated Exclusive License Agreement, dated as of September 12, 2011, by and between the Registrant and Archemix Corp., as amended by Amendment No. 1 thereto, dated as of December 20, 2011	S-1	333-190643	8/15/2013	10.12	†
10.14	†	Purchase and Sale Agreement, dated as of May 23, 2013, by and between the Registrant and Novo A/S	S-1	333-190643	8/15/2013	10.13	†
10.15	+	Offer of Employment between the Registrant and David Guyer	S-1/A	333-190643	9/9/2013	10.14
10.16	+	Second Amended and Restated Employment Agreement between the Registrant and Samir Patel	S-1/A	333-190643	9/9/2013	10.15
10.17		Office Lease Agreement, dated as of August 22, 2013, by and between the Registrant and PSN Partners, L.P.	S-1/A	333-190643	9/9/2013	10.17
10.18	†	Clinical Manufacturing and Supply Agreement by and between the Registrant and Agilent Technologies, Inc. dated May 2, 2014	10-Q		8/6/2014	10.1
10.19	†	Licensing and Commercialization Agreement by and between the Registrant and Novartis Pharma AG dated May 19, 2014	10-Q		8/6/2014	10.2
10.20	+	Offer of Employment between the Registrant and Michael G. Atieh dated September 20, 2014	10-Q		11/12/2014	10.1

Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.21	+	Nonstatutory Stock Option Agreement between the Registrant and Michael G. Atieh, dated September 30, 2014	10-Q		11/12/2014	10.2
10.22	+	Offer of Employment between the Registrant and Todd N. Smith dated September 29, 2014					Yes
10.23	+	Nonstatutory Stock Option Agreement between the Registrant and Todd N. Smith, dated October 3, 2014					Yes
10.24	*	Amendment No. 1 to the Purchase and Sale Agreement, dated as of May 23, 2013, by and between the Registrant and Novo A/S					Yes
23.1		Consent of Ernst & Young LLP					Yes
31.1		Certification of principal executive officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					Yes
31.2		Certification of principal financial officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					Yes
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Yes
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Yes
101.INS		XBRL Instance Document.					Yes
101.SCH		XBRL Taxonomy Extension Schema Document.					Yes
101.CAL		XBRL Taxonomy Calculation Linkbase Document.					Yes
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.					Yes
101.LAB		XBRL Taxonomy Label Linkbase Document.					Yes
101.PRE		XBRL Taxonomy Presentation Linkbase Document.					Yes

†
Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
*
Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

+
Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.