Form 10-Q
period 2015-03-31
Ophthotech Corp.
filed 2015-05-11
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 1, 2015 there were 34,298,236 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

·                  the timing, costs, conduct and outcome of our Phase 3 clinical trials of Fovista and other clinical trials of Fovista, in each case administered in combination with anti-VEGF therapy for the treatment of wet age-related macular degeneration, or AMD, including statements regarding the timing of completion of enrollment in the studies, the timing and the availability of, and the costs to obtain, initial top-line results from, and the completion of such trials and the timing of regulatory filings;

·                  the timing, costs, conduct and outcome of our planned trials for Zimura for the treatment of patients with geographic atrophy, a form of dry AMD and, in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of certain forms of wet AMD, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of initial results from, and the completion of related clinical trials;

·                  the timing, costs, conduct and outcome of our planned pre-clinical work for an ophthalmic formulation of tivozanib, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of results from, such work;

·                  the timing of and our ability to obtain marketing approval of Fovista, Zimura and other product candidates we may develop, and the ability of Fovista, Zimura and other product candidates we may develop to meet existing or future regulatory standards;

·                  our ability to maintain a productive collaborative relationship with Novartis Pharma AG, including our ability to achieve remaining potential milestone payments under our agreement;

·                  the potential advantages of Fovista and Zimura;

·                  the rate and degree of potential market acceptance and clinical utility of Fovista and Zimura;

·                  our estimates regarding the potential market opportunity for Fovista and Zimura;

·                  the potential receipt of revenues from future sales of Fovista and Zimura;

·                  our sales, marketing and distribution capabilities and strategy;

·                  our ability to establish and maintain arrangements for manufacture of Fovista, Zimura and other product candidates we may develop;

·                  our ability to in-license or acquire complementary products, product candidates or technologies;

·                  our intellectual property position;

·                  our expectations related to our use of available cash;

·                  our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

·                  the impact of existing and new governmental laws and regulations; and

·                  our competitive position.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward- looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OPHTHOTECH CORPORATION

Unaudited Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$39,568	$39,814
Due from Novartis Pharma, AG	50,249	960
Available for sale securities	393,718	423,746
Prepaid expenses and other current assets	8,900	8,812
Deferred tax assets	469	293
Total current assets	492,904	473,625
Property and equipment, net	1,563	1,555
Deferred tax assets, non-current	22,597	22,808
Security deposits	282	282
Other assets	79	100
Total assets	$517,425	$498,370

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,783	$8,707
Accrued research and development expenses	8,103	7,918
Deferred revenue	6,637	3,206
Total current liabilities	19,523	19,831
Deferred revenue, long-term	211,309	206,418
Royalty purchase liability	125,000	125,000
Total liabilities	355,832	351,249
Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 34,245,730 and 33,994,520 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	435,204	428,390
Accumulated deficit	(273,628)	(281,238)
Accumulated other comprehensive loss	(17)	(65)
Total stockholders’ equity	161,593	147,121
Total liabilities and stockholders’ equity	$517,425	$498,370

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Collaboration Revenue	$41,678	$—
Costs and expenses:
Research and development	24,557	14,377
General and administrative	9,584	6,349
Total costs and expenses	34,141	20,726
Income (loss) from operations	7,537	(20,726)
Interest income	73	44
Income (loss) before income tax provision	7,610	(20,682)
Income tax provision	—	—
Net income (loss)	$7,610	$(20,682)
Net income (loss) per common share:
Basic	$0.22	$(0.64)
Diluted	$0.22	$(0.64)
Weighted average common shares outstanding:
Basic	34,154	32,282
Diluted	35,239	32,282

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$7,610	$(20,682)
Other comprehensive income:
Unrealized gain on available for sale securities, net of taxes	48	18
Other comprehensive income	48	18
Comprehensive income (loss)	$7,658	$(20,664)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2015	2014

Operating Activities
Net income (loss)	$7,610	$(20,682)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	56	12
Amortization of premium and discounts on investment securities	991	—
Share-based compensation	5,054	2,729
Changes in operating assets and liabilities:
Due from Novartis Pharma, AG	(49,289)	—
Prepaid expense and other current assets	(88)	1,535
Accrued interest receivable	(447)	—
Other assets	21	—
Accrued research and development expenses	185	317
Accounts payable and accrued expenses	(3,924)	(57)
Deferred revenue	8,322	—
Net cash used in operating activities	(31,509)	(16,146)
Investing Activities
Purchase of marketable securities	(144,433)	(224,247)
Maturities of marketable securities	174,000	—
Purchase of property and equipment	(64)	(728)
Net cash provided by (used in) investing activities	29,503	(224,975)
Financing Activities
Proceeds from stock option/warrant exercises	1,760	11
Proceeds from follow-on public offering, net	—	55,409
Proceeds from royalty purchase agreement	—	41,667
Net cash provided by financing activities	1,760	97,087
Net change in cash and cash equivalents	(246)	(144,034)
Cash and cash equivalents
Beginning of period	39,814	210,596
End of period	$39,568	$66,562
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gains in available for sale securities, net of tax	$48	$18

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Notes to Unaudited Financial Statements

(tabular dollars and shares in thousands, except per share data)

1.                       Business

Description of Business and Organization

Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. The Company’s most advanced product candidate is Fovista, which is in Phase 3 clinical development for use in combination with anti-VEGF therapy that represent the current standard of care for the treatment of wet AMD. The Company has completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis (ranibizumab).  The Company is also developing its product candidate Zimura for the treatment of patients with geographic atrophy, a form of dry AMD; in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and, potentially, in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation.

2.                       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 balance sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2014, as filed with the SEC on March 2, 2015.

In the opinion of management, the unaudited financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results or operations and cash flows. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Available for Sale Securities

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary.

Revenue Recognition

Collaboration Revenue

Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an up-front payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma, AG (the “Novartis Agreement”), which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, or $100.0 million in the aggregate, under the Novartis Agreement. The Company recognized revenue of approximately $41.7 million during the three months ended March 31, 2015, which primarily related to the $50.0 million milestone it achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014

License revenue	$38,083	$—
Research and development activity revenue	3,585	—
Joint operating committee revenue	10	—
Total collaboration revenue	$41,678	$—

The Company did not recognize any revenue related to its obligation to supply active pharmaceutical ingredient, or API, for Fovista to Novartis during the three months ended March 31, 2015.

In the future, the Company may generate additional revenues from a combination of product sales and license fees, milestone payments, research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to certain of the Company’s technology and products, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical, clinical or commercial material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; payments for manufactured material; and royalties on future product sales.

When evaluating multiple element arrangements, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. The Company uses BESP to estimate the selling price for licenses to the Company’s proprietary technology, since the Company often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes BESP to determine the estimated selling price of a license to the Company’s proprietary technology, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate that is subject to the license. In validating the Company’s BESP, the Company evaluates whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

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

The Company aggregates its milestones into three categories: (i) clinical and development milestones, (ii) regulatory milestones, and (iii) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase or when a contractually specified clinical trial enrollment target is attained. Regulatory milestones are typically achieved upon acceptance of the submission of an application for marketing approval for a product candidate or upon approval to market the product candidate by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of a New Drug Application (“NDA”). Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

Revenues from clinical and development and regulatory milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, are recognized upon successful accomplishment of the milestones. With regard to the Novartis Agreement, the Company has concluded that the clinical and development milestones and certain regulatory milestones are not substantive and that the regulatory approval milestones are substantive. Milestone payments received that are not considered substantive are included in the allocable arrangement consideration and are recognized as revenue in proportion to the relative-selling price allocation established at the inception of the arrangement. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and available for sale securities. The Company maintains its cash in bank accounts, which generally exceed federally insured limits. The Company maintains its cash equivalents in U.S. Treasury securities with maturities of 90 days or less and in money market funds that invest primarily in U.S. Treasury securities.

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

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, available for sale securities, accounts payable and accrued expenses approximate their respective fair value due to their short maturities.

Property and Equipment

Property and equipment, which consists mainly of manufacturing and clinical equipment, furniture and fixtures, computers and other equipment, and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method rather than a method based on when the payments are made.

Research and Development

Research and development expenses primarily consist of costs associated with the manufacturing, development and clinical testing of Fovista, an anti-platelet derived growth factor (“PDGF”) aptamer that the Company is developing for use in combination with anti-VEGF therapy for treatment of wet AMD, and Zimura, an inhibitor of complement factor C5 that the Company is developing for the treatment of patients with geographic atrophy, a form of dry AMD; in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and, potentially, in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. Research and development expenses consist of:

·                  external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”) and other vendors and contract manufacturing organizations for the production of drug substance and drug product; and

·                  employee-related expenses, including salaries, benefits, travel and share-based compensation expense.

Research and development costs also include costs of acquired product licenses and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to collaborative partners.

All research and development costs are charged to operations as incurred in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic, or ASC, 730, Research and Development. The Company accounts for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

The Company anticipates that it will continue to incur significant research and development expenses in connection with conducting its pivotal Phase 3 clinical program for Fovista and if such trials are successful, seeking marketing approval for Fovista.  In addition, the Company expects that it will incur significant expenses related to the completion of process development and manufacturing scale-up activities for Fovista. The Company also anticipates that its research and development expenses will increase as a result of its plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura in patients with geographic atrophy in the second half of 2015; the very small Phase 2 trial recently commenced investigating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and the planned Phase 2 study of Zimura in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. In addition, the Company also expects its research and development expenses to increase as it further evaluates the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet medical need. The Company expects these expenses to increase as patient enrollment increases in these trials.

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740-10, Income Taxes—Overall. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred U.S. federal net operating losses in each year from its inception in 2007 through 2013 and as such, all prior tax years since 2007 remain subject to potential tax examination as the utilization of net operating losses from prior years opens the relevant year to potential audit.

Share-Based Compensation

The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors, including employee stock options and restricted stock units (“RSUs”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

Stock Options

The Company estimates the fair value of stock options granted to employees and non-employee directors on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, the Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the options granted by the Company. The Company’s computation of expected term is determined using the “simplified” method, which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the “simplified” method of estimating the expected exercise term of employee stock option grants. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.

For stock options granted as consideration for services rendered by consultants, the Company recognizes expense in accordance with the requirements of ASC 505-50, Equity Based Payments to Non-Employees. Consultant option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company’s common stock and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of options granted to consultants is subject to change in the future, the amount of the future expense will include fair value re-measurements until the stock options are fully vested.

Restricted Stock Units

The Company estimates the fair value of restricted stock units granted to employees using the closing market price of the Company’s common stock on the date of grant.

Share-based compensation expense includes expenses related to stock options and restricted stock units granted to employees, non-employee directors and consultants, and has been reported in the Company’s Statements of Operations as follows:

	Three months ended March 31,
	2015	2014

Research and development	$3,115	$1,662
General and administrative	1,939	1,067
Total	$5,054	$2,729

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

3.                       Capitalization

On September 30, 2013, the Company closed its initial public offering of 8,740,000 shares of common stock at a price of $22.00 per share of common stock. The net proceeds to the Company were $175.6 million, after deducting underwriters’ discounts and commissions and other offering expenses. In connection with the closing of the IPO, all of the Company’s shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 21,038,477 shares of common stock.

On February 18, 2014, the Company closed a follow-on public offering of 2,628,571 shares of common stock at a public offering price of $31.50 per share of common stock. The Company sold 1,900,000 shares and 728,571 shares were sold by selling stockholders, including 342,857 shares sold by the selling stockholders upon the full exercise by the underwriters of their option to purchase additional shares in the follow-on public offering. The net proceeds to the Company were $55.4 million, after deducting underwriters’ discounts and commissions and other offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering.

4.                       Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options, restricted stock units and warrants have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same. The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three months ended March 31,
	2015	2014

Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$7,610	$(20,682)
Weighted average common shares outstanding - basic	34,154	32,282
Plus: effect of dilutive stock options, warrants and unvested restricted stock units	1,085	—
Weighted average common shares outstanding - dilutive	35,239	32,282
Net income (loss) per share of common stock - basic	$0.22	$(0.64)
Net income (loss) per share of common stock - diluted	$0.22	$(0.64)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended March 31,
	2015	2014
Stock options	929	3,726
Warrants	—	88
Total	929	3,814

5.                       Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents included cash of $5.3 million and $4.7 million at March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents at March 31, 2015 and December 31, 2014 also included investments of $34.3 million and $35.1 million, respectively, in U.S. Treasury securities with original maturities of 90 days or less and investments in money market funds that invest in U.S. Treasury Securities.

The Company held available for sale securities with a fair value totaling $393.7 million and $423.7 million at March 31, 2015 and December 31, 2014, respectively.  These available for sale securities consisted of U.S. Treasury securities and had maturities of greater than 90 days and less than one year. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of March 31, 2015. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2015
	Cost	Fair Value	Carrying Value	Unrealized Loss

U.S. Treasury securities - maturities < 1 year	$393,747	$393,718	$393,718	$(29)
U.S. Treasury securities - maturities > 1 year	—	—	—	—
Total	$393,747	$393,718	$393,718	$(29)

	As of December 31, 2014
	Cost	Fair Value	Carrying Value	Unrealized Loss

U.S. Treasury securities - maturities < 1 year	$423,859	$423,746	$423,746	$(113)
U.S. Treasury securities - maturities > 1 year	$—	$—	$—	$—
Total	$423,859	$423,746	$423,746	$(113)

The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains and losses are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss).  The changes in accumulated other comprehensive loss associated with the unrealized loss on available for sale securities during the three months ended March 31, 2015 and March 31,2014 were as follows:

	Three months ended March 31,
	2015	2014

Beginning balance	$(65)	$—
Current period changes in fair value, net of tax	48	18
Ending balance	$(17)	$18

6.                       Licensing and Commercialization Agreement with Novartis Pharma AG

On May 19, 2014, the Company entered into a licensing and commercialization agreement with Novartis Pharma AG. Under the Novartis Agreement, the Company granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by the Company to manufacture, from bulk active pharmaceutical ingredient, or API, supplied by the Company, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States (the “Novartis Territory”). The Company has agreed to use commercially reasonable efforts to complete its ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF product to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted the Company options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. The Company and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that the Company or Novartis may conduct, including for use by the other in regulatory filings in its territory. The Company has agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from the Company, its clinical and commercial requirements for the bulk API for Fovista for use in licensed products in the Novartis Territory. The Company has agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

Novartis paid the Company a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis is also obligated to pay the Company up to an aggregate of $130.0 million if the Company achieves specified patient enrollment-based milestones for its Phase 3 clinical program for Fovista, of which, $50.0 million was received by the Company in October 2014 and $50.0 million was achieved in March 2015 and received in April 2015, and up to an aggregate of an additional $300.0 million upon achievement of specified regulatory approval milestones, including reimbursement approval, in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay the Company up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay the Company royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. The Company will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. The Company will continue to be responsible for royalties it owes to third parties on sales of Fovista products.

Novartis has agreed to pay the Company’s manufacturing costs plus a specified percentage margin for supplies of the bulk API for Fovista that the Company supplies to Novartis. If the Company or Novartis exercises each of their respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs. If the Company exercises its option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, the Company will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs. The Company and Novartis will also need to negotiate and agree on financial and other terms that would apply to such rights. If the Company exercises its option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, the Company will be obligated to either enter into a supply agreement with Novartis under which the Company will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to the Company, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of the Company’s net sales of such products.

The Company has retained control over the design and execution of its pivotal Phase 3 clinical program for Fovista and remains responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF agent to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials already initiated and in other Phase 2 and Phase 3 clinical trials in the Novartis Territory following the effective date of the Novartis Agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, excluding regulatory filing fees in the European Union for the standalone Fovista product, for which the Company will be responsible.

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

Activities under the licensing and commercialization Novartis Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)) to determine if they represented a multiple element revenue arrangement. The Novartis Agreement includes the following deliverables: (1) an exclusive license to commercialize Fovista outside the United States (the “License Deliverable”); (2) the performance obligation to conduct research and development activities related to the Phase 3 Fovista clinical trials and certain Phase 2 trials for Fovista (the “R&D Activity Deliverable”); (3) the performance obligation to supply API to Novartis for development and manufacturing purposes (the “Manufacturing Deliverable”) and (4) the Company’s obligation to participate on the joint operating committee established under the terms of the Novartis Agreement and related subcommittees (the “Joint Operating Committee Deliverable”). Novartis has the right, subject to the certain approval rights of the Company, to sublicense the exclusive royalty-bearing license to commercialize Fovista in the Novartis Territory. The Company’s obligation to provide access to clinical and regulatory information as part of the License Deliverable includes the obligation to provide access to all clinical data, regulatory filings, safety data and manufacturing data to Novartis which is necessary for commercialization of Fovista in the Novartis Territory. The R&D Activity Deliverable includes the right and responsibility for the Company to conduct the Phase 3 Fovista clinical program and other studies of Fovista in the Novartis Territory which are necessary or desirable for regulatory approval or commercialization of Fovista. The Manufacturing Deliverable includes the obligation for the Company to supply API to Novartis for development and manufacturing purposes, for which Novartis has agreed to pay the Company’s manufacturing costs, plus a specified margin. The Joint Operating Committee Deliverable includes the obligation to participate in the Joint Operating Committee and related subcommittees at least through the first anniversary of regulatory approval in the European Union. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Novartis. Accordingly, each unit will be accounted for separately.

Options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, assuming the option is not priced at a significant and incremental discount, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. All of the options included in the Novartis Agreement have been determined to be substantive, and none of the options are priced at a significant and incremental discount.

The Novartis Agreement provides that, if the Company elects to terminate the Novartis Agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, the Company will be required to pay a substantial termination fee, with the specific amount of such fee determined based on the effective date of the termination. The Company has concluded that this termination provision constitutes a contingent event that was unknown at the inception of the agreement. As such, the Company has recorded the $200.0 million upfront payment in deferred revenue, long-term until such time that the contingency related to this termination provision is resolved. The Company believes the enrollment milestones and certain of the regulatory milestones that may be achieved under the Novartis Agreement do not meet the recognition criteria within the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method,

and therefore, payments received for the achievement of the enrollment milestones in excess of the termination fee will be included in the allocable arrangement consideration and allocated to the deliverables based upon BESP using the relative selling price method.

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

In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, or $100.0 million in aggregate, under the Novartis Agreement. The Company recognized revenue of approximately $41.7 million during the three months ended March 31, 2015, which primarily related to the $50.0 million milestone it achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. Using the relative selling price method, the Company allocated revenue of $38.1 million to the license it delivered to Novartis under the Novartis Agreement, $3.6 million to research and development activities that the Company performed under the Novartis Agreement during the three months ended March 31, 2015, and a de minimis amount of revenue associated with its joint operating committee participation obligation during the same period.

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

The Novo Agreement provided for up to three separate purchases for a purchase price of $41.7 million each, at a first, second and third closing, for an aggregate purchase price of $125.0 million. In each purchase, Novo A/S would acquire rights to a low single digit percentage of net sales. In each of May 2013, January 2014 and November 2014, the Company received cash payments of $41.7 million, or $125.0 million in the aggregate, and Novo A/S received, in the aggregate, a right to receive royalties on net sales of Fovista at a mid-single digit percentage.

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

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of March 31, 2015, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

8.                       Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2015 and December 31, 2014, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryback losses to 2014, the only year in which the Company had taxable income.  The Company is currently projecting tax losses in 2015 and in future years.  While the Company recorded net income of $7.6 million during the three months ended March 31, 2015, due to the Company’s projected tax loss in 2015, the Company has not recorded any income tax expense during this period. The Company currently expects to realize its net deferred tax assets recorded as of March 31, 2015 due the Company’s ability to carryback its projected federal tax losses to 2014. Because of the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

·                          Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market. The Company’s Level 1 assets consist of investments in U.S. Treasury money market funds and U.S. Treasury securities.

·                          Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

·                          Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in U.S. Treasury money market funds*	$34,347	$—	$—
Investments in U.S. Treasury securities maturities < 1 year	$393,718	$—	$—

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

*                         Investments in U.S. Treasury money market funds and U.S. Treasury securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.

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

In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,360,000 effective as of January 1, 2015. As of March 31, 2015, the Company had approximately 1,350,000 shares available for grant under the 2013 Plan.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three months ended March 31, 2015 and 2014, respectively, were as follows:

	Three months ended March 31,
	2015	2014

Cash Proceeds from options exercised	$1,760	$11
Aggregate intrinsic value of options exercised	$10,368	$369

A summary of the stock options outstanding and exercisable as of March 31, 2015 is as follows:

		As of March 31, 2015
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.12-$10.03	1,057	6.8	$5.85	639	$3.77
$ 10.04-$20.00	495	8.0	$13.39	128	$13.44
$ 20.01-$30.00	176	8.6	$25.64	55	$25.49
$ 30.01-$40.00	1,595	9.0	$33.59	338	$32.36
$ 40.01-$53.95	473	9.7	$45.63	—	$—
	3,796			1,160

Aggregate Intrinsic Value	$84,600			$37,497

In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $3.9 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively, net of expected forfeitures.  As of March 31, 2015, there was approximately $44.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards to employees, which are expected to be recognized over a remaining weighted average period of 3.1 years.

In connection with stock options awards granted to consultants, the Company recognized approximately $0.7 million and $0.2 million in share-based compensation expense during the three months ended March 31, 2015 and 2014, respectively, net of expected forfeitures.  As of March 31, 2015, there was approximately $5.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option award granted to consultants which are expected to be recognized over a remaining weighted average period of 2.2 years.

As of March 31, 2015, the Company had approximately 172,000 restricted stock units outstanding. In connection with restricted stock units granted to employees, the Company recognized share-based compensation of approximately $0.5 million during the three months ended March 31, 2015, net of expected forfeitures. The Company did not recognize any share-based compensation expense related to restricted stock units during the three months ended March 31, 2014. As of March 31, 2015, there was approximately $6.3 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock units granted to employees to be recognized over a remaining weighted average period of 3.6 years.

11.                Property and Equipment

Property and equipment at March 31, 2015 and December 31, 2014 were as follows:

	Useful Life
	(Years)	March 31, 2015	December 31, 2014
Manufacturing and clinical equipment	7-10	$617	$617
Computer and other office equipment	5	299	292
Furniture and fixtures	7	628	591
Leasehold improvements	3-5	377	357
		1,921	1,857
Accumulated depreciation		(358)	(302)
Property and equipment, net		$1,563	$1,555

For the three months ended March 31, 2015 and 2014, depreciation expense was $56 thousand and $12 thousand, respectively.

12.                Subsequent event

In April 2015, the Company entered into a sublease agreement (the “Sublease”) with Otsuka America Pharmaceutical, Inc., (“Otsuka”), as sublandlord, pursuant to which the Company will sublease from Otsuka approximately 35,200 square feet of office space in Princeton, New Jersey.  The term of the Sublease will expire in March 2021, and is subject to an early termination right in favor of the Company.  The termination right is exercisable prior to April 2017 and, if exercised, would be effective in February 2018 and would trigger a termination payment by the Company of approximately $1.2 million.  The Company has agreed to pay aggregate rental fees of approximately $6.9 million over the term of the Sublease, subject to certain partial rent abatements and offsets by the sublandlord during the first three years of the Sublease.  The Company is also liable for taxes, operating expenses and utility and other charges related to the subleased premises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. Our most advanced product candidate is Fovista, which is in Phase 3 clinical development for use in combination with anti-VEGF therapy that represents the current standard of care for the treatment of wet AMD. We have completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis. We are also developing our product candidate Zimura for the treatment of patients with geographic atrophy, a form of dry AMD; in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and, potentially, in combination with anti-VEGF therapy and Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We have recently begun work to investigate the possibility of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option for a license.

Our pivotal Phase 3 clinical program for Fovista consists of three separate Phase 3 clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF therapy for the treatment of wet AMD compared to anti-VEGF monotherapy. Two of these trials are evaluating Fovista in combination with Lucentis and the other is evaluating Fovista in combination with Eylea (aflibercept) or Avastin (bevacizumab). We recently announced that we completed patient recruitment in one of the two trials evaluating Fovista in combination with Lucentis. We are continuing to actively enroll patients in the other two trials. We expect that patient recruitment in the second trial evaluating Fovista in combination with Lucentis will be completed approximately by the end of the third quarter of 2015. The third trial in the Phase 3 clinical program, which is evaluating Fovista administered in combination with either Eylea or Avastin, is recruiting patients as expected, and we anticipate the duration of recruitment for this clinical trial to be substantially similar to that of the two clinical trials investigating Fovista administered in combination with Lucentis. Our timing projections for the trials that are continuing to enroll patients assume that there is no impact on recruitment related to the summer season or the initiation or activation of competing trials. We plan to enroll a total of approximately 1,866 patients at more than 225 centers internationally across the three trials. Based on our estimates regarding patient enrollment, we expect initial, top-line data from our two Phase 3 clinical trials of Fovista in combination with Lucentis to be available in 2016, approximately one year after the enrollment of the last patient in the second Phase 3 clinical trial of Fovista in combination with Lucentis, plus the time needed for database closure and analysis of top-line data.  In addition to being identical with respect to the trial design in the first year of the clinical trials, both of the Phase 3 clinical trials of Fovista in combination with Lucentis are investigating the superiority of Fovista in combination with Lucentis compared to Lucentis monotherapy. Accordingly, the database from both trials of Fovista in combination with Lucentis will be locked and analyzed together which will allow for the analysis of multiple relevant endpoints in accordance with the statistical analysis plan.

Our development strategy for Fovista is to be agnostic with respect to the choice of the anti-VEGF therapy administered in combination with Fovista. In our third Phase 3 clinical trial, we are investigating Fovista in combination with either Eylea or Avastin  compared to administration of either Eylea or Avastin alone in the control arm. Our Phase 2b trial utilized Lucentis as the only anti-VEGF therapy because Eylea was not yet approved and Avastin’s non-inferiority status compared to Lucentis was not yet established at the time the Phase 2b clinical trial commenced. Therefore, in order to gain more experience with Fovista when combined with Eylea or Avastin prior to starting a pivotal Phase 3 clinical trial, the Phase 3 clinical trial of Fovista in combination with Eylea or Avastin started later (May 2014) than the Phase 3 clinical trials of Fovista in combination with Lucentis (August 2013). This time period of approximately nine months allowed us to complete the assessment of initial preclinical and clinical studies and ensure compatibility of Eylea or Avastin when administered in combination with Fovista.

Our key objective and plan is to make Fovista commercially available to physicians for their patients with wet AMD as quickly as possible, subject to obtaining favorable data from the Phase 3 clinical program. We are continuing to explore various regulatory filing options. We anticipate that we will initially submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for Fovista in combination with Lucentis based upon data from the two Phase 3 clinical trials of Fovista in combination with Lucentis and subsequently submit an amendment to the NDA with data from the Phase 3 clinical trial of Fovista in combination with Eylea or Avastin, subject to obtaining favorable data from these trials. Alternatively, we may choose to file a supplemental NDA for Fovista in combination with Eylea or Avastin following FDA review of the NDA for Fovista in combination with Lucentis.

We also initiated, in the third quarter of 2014, a Phase 2a open-label trial designed to investigate the potential effect of the administration of Fovista in combination with anti-VEGF therapy in reducing the formation of subretinal fibrosis in wet AMD patients, and, in the fourth quarter of 2014, a Phase 2a clinical trial, which is evaluating the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, in the reduction of treatment burden. We are also planning additional clinical trials to assess the potential therapeutic benefit of Fovista in other ophthalmic conditions.

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

Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our Phase 3 clinical program for Fovista, $50.0 million of which we achieved in September 2014 and $50.0 million of which we achieved in March 2015, and up to an aggregate of an additional $300.0 million upon achievement of specified marketing approval milestones in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

We have retained control over the design and execution of our pivotal Phase 3 clinical program for Fovista and remain responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF agent to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials already initiated and in other Phase 2 and Phase 3 clinical trials in the Novartis Territory following the effective date of the Novartis Agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, but excluding regulatory filing fees in the European Union for the standalone Fovista product, for which we will be responsible.

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

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. As of March 31, 2015, we had an accumulated deficit of $273.6 million.  While we had net income of $7.6 million for the three months ended March 31, 2015, we reported a net loss of $98.2 million for the year ended December 31, 2014 and expect to continue to incur significant operating losses in 2015 and in the future. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement and enrollment-based milestone payments of $50.0 million in October 2014 and $50.0 million in April 2015, the latter milestone having been achieved in March 2015.

We expect our expenses to continue to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials evaluating Fovista for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD; in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and, potentially, in combination with anti-VEGF therapy and Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We expect these expenses to increase as patient enrollment increases in these clinical trials and as we manufacture validation production batches of API and drug product for Fovista. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. We are also exploring the possibility of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option to obtain a license. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp. and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. Furthermore, we are incurring and expect to continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. These costs include significant legal, accounting, and investor and public relations expenses, as well as increased insurance premiums.  See “—Liquidity and Capital Resources — Funding Required” for a discussion of factors affecting our future capital requirements.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate and maintain significant product revenue unless, and until, we obtain marketing approval for, and commercialize, Fovista, Zimura or other product candidates that we may develop. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will also depend on many other factors, including whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies. We may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Financial Operations Overview

Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an up-front payment of $200.0 million in connection with the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment.  In each of September 2014 and March 2015, we earned a $50.0 million enrollment-based milestone, or $100.0 million in aggregate, under the Novartis Agreement. We recognized approximately $41.7 million as collaboration revenue during the three months ended March 31, 2015. Using the relative selling price method, we allocated revenue of $38.1 million to the license we delivered to Novartis under the Novartis Agreement, $3.6 million to the research and development activities we performed under the Novartis Agreement during the three months ended March 31, 2015, and a de minimis amount of revenue associated with our joint operating committee participation obligation during the same period. In the future, we may generate additional revenue from a combination of product sales and license fees, milestone payments and research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of certain milestone and other payments, if any, that we may receive from Novartis and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until 2017 at the earliest. If we fail to complete the development of Fovista, Zimura or other product candidates we may develop, in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with the development and clinical testing of Fovista and Zimura. Our research and development expenses consist of:

·                          external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs and other vendors and contract manufacturing organizations for the production of drug substance and drug product; and

·                          employee-related expenses, including salaries, benefits, travel and share-based compensation expense.

Research and development costs also include costs of acquired product licenses and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to collaborative partners.

All research and development costs are charged to operations as incurred in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic, or ASC, 730, Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in thousands)

Fovista	$15,939	$10,708
Zimura	1,503	244
Personnel related	3,480	1,745
Share-based compensation	3,115	1,662
Other	520	18
	$24,557	$14,377

We expect to spend significant additional funds on our Phase 3 clinical program for Fovista, including costs related to process development and manufacturing scale-up activities for Fovista, our other planned clinical programs, including additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet medical need, a planned clinical trial evaluating Zimura for the treatment of geographic atrophy, a potential clinical trial evaluating Zimura administered in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation, and a very small clinical trial recently begun evaluating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, and for general corporate purposes and working capital. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability and costs of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials, if we further expand the scope of our clinical trials and programs, including, for example, by increasing the number of clinical trial sites, or changing the geographic mix of sites at which patients are enrolled, if we increase other corporate or licensing activities or staffing, or if we experience issues with process development and scale-up of manufacturing activities.

Our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and substantial expenditures to complete the Phase 3 clinical program will be required after the receipt of initial, top-line data, expected in 2016 for the two clinical trials investigating Fovista in combination with Lucentis, and to fund our other development programs. Moreover, we are at the early stages of formulating our clinical development plan for Zimura. We expect the clinical development of Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete process development and manufacturing scale-up activities associated with Fovista and Zimura and seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

The successful development of our product candidates is highly uncertain. See “Risk Factors.” This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

·                  the scope, rate of progress and expense of our research and development activities;

·                  the potential benefits of our product candidates over other therapies;

·                  clinical trial results;

·                  the terms and timing of regulatory approvals;

·                  our and our commercialization partner’s ability to market, commercialize and achieve market acceptance for any of our product candidates; and

·                  our ability to successfully file, prosecute, defend and enforce patent claims and other intellectual property rights, together with associated expenses.

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

We base our expenses related to CROs and contract manufacturing organizations on our estimates of the services received and efforts expended pursuant to quotes and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

Revenue Recognition

Collaboration Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an up-front payment of $200.0 million in connection with the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, or $100.0 million in the aggregate. We recognized collaboration revenue of approximately $41.7 million during the three months ended March 31, 2015, which primarily related to the $50.0 million milestone we achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three months ended March 2015 and 2014:

	Three months ended March 31,
	2015	2014

License revenue	$38,083	$—
Research and development activity revenue	3,585	—
Joint operating committee revenue	10	—
Total collaboration revenue	$41,678	$—

We did not recognize any revenue related to our obligation to supply API for Fovista to Novartis during the three months ended March 31, 2015.

In the future, we may generate additional revenues from a combination of product sales and license fees, milestone payments, research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements we may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to our technology, (ii) research and development activities to be performed on behalf of the collaborative partner and (iii) in certain cases, services in connection with the manufacturing of pre-clinical, clinical or commercial material. Payments to us under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; payments for manufactured material; and royalties on future product sales.

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

We determine the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We use BESP to estimate the selling price for licenses to our proprietary technology, since we often do not have VSOE or TPE of selling price for these deliverables. In those circumstances where we utilize BESP to determine the estimated selling price of a license to our proprietary technology, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our BESP, we evaluate whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

When management believes the license to our intellectual property and products has stand-alone value, we generally recognize revenue attributed to the license upon delivery. When management believes such a license does not have stand-alone value from the other deliverables to be provided in the arrangement, we generally recognize revenue attributed to the license on a straight-line basis over our contractual or estimated performance period, which is typically the term of our research and development obligations. If management cannot reasonably estimate when our performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

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

We aggregate our milestones into three categories: (i) clinical and development milestones, (ii) regulatory milestones, and (iii) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase or when a contractually specified clinical trial enrollment target is attained. Regulatory milestones are typically achieved upon acceptance of the submission of an application for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other regulatory authorities. For example, a milestone payment may be due to us upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

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

Royalty Purchase Liability

The proceeds from the financing we received under the Novo Agreement have been recorded as a liability on our balance sheet in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between us and Novo A/S, we are treating our obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S, and thus have recorded the proceeds as a liability on our balance sheet. As we make royalty payments to Novo A/S in accordance with the Novo Agreement, we will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, we will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

Share-Based Compensation

We account for all share-based compensation payments issued to employees, directors, and consultants using an option pricing model for estimating fair value. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. In accordance with authoritative guidance, we re-measure the fair value of consultant share-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered.

We apply the fair value recognition provisions of ASC 718, Compensation—Stock Compensation. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. As a recently public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014

Expected common stock price volatility	73%	86%
Risk-free interest rate	1.35%-1.92%	1.79%-2.12%
Expected term of options (years)	6.2	6.1
Expected annual dividend per share	$—	$—

We estimate the fair value of restricted stock units granted to employees using the closing market price of the Company’s common stock on the date of grant.

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised.

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $5.1 million for the three months ended March 31, 2015 and $2.7 million for the three months ended March 31, 2014. As of March 31, 2015, we had $55.7 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.0 years. We expect our share-based compensation for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.

For the three months ended March 31, 2015 and 2014, we allocated share-based compensation as follows:

	Three months ended March 31,
	2015	2014

Research and development	$3,115	$1,662
General and administrative	1,939	1,067
Total	$5,054	$2,729

Income Taxes

In 2014, we received $83.3 million from Novo A/S under the Novo Agreement, which was reported as revenue for income tax purposes. Also in 2014, we received $200.0 million from Novartis upon execution of the Novartis Agreement, a portion of which was reported as revenue for income tax purposes. In addition, we received a milestone payment of $50.0 million in 2014 from Novartis which was reported as revenue for income tax purposes. As a result of these payments, and after taking into account the utilization of our federal net operating loss carry-forwards and utilization of our research and development tax credits, we reported taxable income for the 2014 tax year. We made income tax payments of $40.2 million during the year ended December 31, 2014. The valuation allowance on certain of our deferred tax assets has been released, where appropriate. We are projecting tax losses for 2015 and as such, there has been no income tax expense recorded during the three months ended March 31, 2015. See Note 8 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$41,678	$—	$41,678
Operating Expenses:
Research and development	24,557	14,377	10,180
General and administrative	9,584	6,349	3,235
Total operating expenses	34,141	20,726	13,415
Income (loss) from operations	7,537	(20,726)	28,263
Interest income (expense)	73	44	29
Income (loss) before income tax provision	7,610	(20,682)	28,292
Income tax provision	—	—	—
Net income (loss)	7,610	$(20,682)	$28,292

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2015 was approximately $41.7 million. Using the relative selling price method, we allocated $38.1 million to the license delivered to Novartis under the Novartis Agreement, $3.6 million to research and development activities we performed under the Novartis Agreement during the three months ended March 31, 2015 and a de minimis amount of revenue associated with our joint operating committee participation obligation during the same period.

We did not recognize any revenue for the three months ended March 31, 2014.

Research and Development Expenses

Our research and development expenses were $24.6 million for the three months ended March 31, 2015, an increase of $10.2 million compared to $14.4 million for the three months ended March 31, 2014. The increase was primarily due to costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the trials as we continue to progress the Fovista Phase 3 clinical program, as well as increased manufacturing costs related to our Zimura program.  Other contributing factors include increased personnel costs associated with additional management and research and development staffing, including share-based compensation expense. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013.

General and Administrative Expenses

Our general and administrative expenses were $9.6 million for the three months ended March 31, 2015, an increase of $3.3 million compared to $6.3 million for the three months ended March 31, 2014. The increase was primarily due to an increase in costs to support the expansion of our operations, including our public company infrastructure, and the hiring of additional management and corporate staffing, including the early stages of a commercial organization. Also contributing to the increase were higher share-based compensation, and professional services and consulting fees.

Interest Income

Interest income for the three months ended March 31, 2015 was $73,000 compared to interest income of $44,000 for the three months ended March 31, 2014. Net interest income earned during the three months ended March 31, 2015 was a result of an increase in our cash, cash equivalents and marketable securities average balances during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under the Novo Agreement, our initial public offering of common stock, which we closed on September 30, 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. In September 2013, we issued and sold an aggregate of 8,740,000 shares of common stock in our initial public offering at a public offering price of $22.00 per share. We received net proceeds from the initial public offering of $175.6 million. In February 2014, we issued and sold 1,900,000 shares of common stock and selling shareholders sold 728,571 shares of common stock in a follow-on public offering at a public offering price of $31.50 per share. We received net proceeds of $55.4 million from the follow-on offering. The Novo Agreement, which is described in more detail below, provides for financing of up to $125.0 million in the aggregate in return for the sale to Novo A/S of royalty interests in worldwide sales of Fovista. We received an aggregate of $125.0 million from this financing in separate tranches in May 2013, January 2014 and November 2014, which constitutes the full amount of funding under the Novo Agreement. In May 2013, we issued and sold an aggregate of 6,666,667 shares of our series C preferred stock at a price per share of $2.50, for an aggregate purchase price of $16.7 million. In August 2013, we issued and sold an aggregate of 13,333,333 additional shares of our series C preferred stock to the same purchasers at a price per share of $2.50, for an aggregate purchase price of $33.3 million.

In May 2014, we received an upfront payment of $200.0 million upon execution of the Novartis Agreement in connection with a grant of a license for the rights to commercialize Fovista outside the United States. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our ongoing pivotal Phase 3 clinical program for Fovista, of which, $50.0 million was received in October 2014 and $50.0 million was achieved in March 2015 and received in April 2015. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements.

Cash Flows

As of March 31, 2015, we had cash, cash equivalents and marketable securities totaling $433.3 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities and money market funds that invest in U.S. Treasury securities.

The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(31,509)	$(16,146)
Investing Activities	29,503	(224,975)
Financing Activities	1,760	97,087
Net change in cash and cash equivalents	$(246)	$(144,034)

Cash Flows from Operating Activities

Net cash used in operating activities of $31.5 million for the three months ended March 31, 2015 relates primarily to our net income adjusted for non-cash charges and changes in the components of working capital.  The increase in net cash used in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily related to our efforts to advance Fovista in Phase 3 clinical trials, including increased spending on Phase 3 clinical trial costs and manufacturing activity for Fovista.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 was $29.5 million and relates primarily to the maturities of marketable securities totaling $174.0 million offset by marketable security purchases of $144.4 million. Net cash used in investing activities for the three months ended March 31, 2014 relates primarily to the purchase of marketable securities totaling $224.2 million and capital expenditures associated with our new office facilities in New York, New York and Princeton, New Jersey.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2015 and $97.1 million for the three months ended March 31, 2014. Net cash provided by financing activities for the three months ended March 31, 2015 consisted of $1.8 million in proceeds from stock option exercises.  Net cash provided by financing activities for the three months ended March 31, 2014 consisted primarily of proceeds of $55.4 million from our follow-on public offering in February 2014, and proceeds of $41.7 million from our royalty agreement with Novo A/S in January 2014.

Funding Requirements

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet medical need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD; in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and, potentially, in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We expect our expenses to increase as patient enrollment increases in these clinical trials. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we manufacture validation production batches of API and drug product for Fovista and expand our infrastructure to support commercial operations. If we obtain marketing approval for Fovista, we expect our commercialization expenses in the United States related to product sales, marketing, distribution and manufacturing to increase significantly. Outside the United States, our commercialization partner Novartis is responsible for these commercialization expenses. If we obtain marketing approval for Zimura or any other product candidate that we develop, we also expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

Furthermore, we are incurring and expect to continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. These costs include significant legal, compliance, accounting and investor and public relations expenses as well as increased insurance premiums. Moreover, additional rules and regulations applicable to public companies have increased our legal and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly.

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

Our expenses also will further increase if and as we:

·                  undertake additional clinical development of Fovista, if it is approved, in support of our efforts to broaden the label for Fovista;

·                  conduct additional clinical trials of Zimura that may be required by regulatory authorities, including a second Phase 3 clinical trial, for us to seek marketing approval for Zimura for the treatment of geographic atrophy and/or wet AMD;

·                  in-license or acquire the rights to other complementary products, product candidates or technologies, including drug delivery technology, for the treatment of ophthalmic diseases;

·                  seek marketing approval for any product candidates that successfully complete clinical trials;

·                  hire additional clinical, manufacturing, quality control and scientific personnel;

·                  expand our outsourced manufacturing activities and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any product candidates;

·                  maintain, expand and protect our intellectual property portfolio;

·                  add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

·                  continue to develop tivozanib for the treatment of ophthalmic diseases.

As of March 31, 2015, we had cash, cash equivalents, and marketable securities of $433.3 million. In addition, in March 2015 we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, which was received in April 2015. We also had $355.8 million in total liabilities, including liabilities of $342.9 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities, together with the $50.0 million milestone payment we received in April 2015 and the potential remaining enrollment-based milestone payment under the Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements as currently planned, including the expansion of our infrastructure to support commercial operations, through the end of 2017. Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our costs will increase if we experience delays in enrollment or with the availability of drug supply for our clinical trials and may increase for other reasons. Our costs will also increase if we increase our investigator fees for our clinical trials, if we further expand the scope of our clinical trials and programs, including, for example, by increasing the number of clinical trial sites or changing the geographic mix of sites at which patients are enrolled, if we decide to increase other corporate or licensing activities or staffing or if we experience issues with the process development and scale up of manufacturing activities.

Our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect in 2016 for the two Phase 3 clinical trials investigating Fovista administered in combination with Lucentis. Moreover, we are at the early stages of formulating our clinical development plan for Zimura, which we expect will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete process development and manufacturing scale up activities associated with Fovista and Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of Zimura and any other product candidate we may develop.

Our future capital requirements, therefore, will depend on many factors, including:

·                  the scope, progress, costs and results of our Phase 3 clinical program for Fovista;

·                  the progress, costs and results of our planned clinical trials to further evaluate the potential benefit of Fovista in wet AMD when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet need;

·                  the scope, progress, results and costs of (i) our planned Phase 2/3 clinical trial evaluating Zimura for the treatment of geographic atrophy and additional clinical trials (including a second Phase 3 trial) required by regulatory authorities for us to seek marketing approval in this indication, (ii) our very small ongoing Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, and (iii) our potential Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy and Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation;

·                  the costs and timing of process development and manufacturing scale-up activities associated with Fovista and Zimura;

·                  the costs, timing and outcome of regulatory review of Fovista and Zimura;

·                  the timing, scope and cost of commercialization activities for Fovista or Zimura if we receive, or expect to receive, marketing approval for either product candidate, including the costs and timing of expanding our internal commercial operations, expanding our outsourced manufacturing activities and establishing product sales, marketing and distribution capabilities;

·                  subject to receipt of marketing approval, net revenue received from commercial sales of Fovista or Zimura, after milestone payments and royalty payments that we will be obligated to make;

·                  the scope, progress and results of our preclinical studies and clinical development plans for tivozanib;

·                  the scope, progress, results and costs of clinical trials for any other product candidates that we may develop;

·                  our ability to establish collaborations on favorable terms, if at all;

·                  the extent to which we in-license or acquire rights to complimentary products, product candidates or technologies; and

·                  the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims.

Until such time, if ever, as we can generate substantial product revenues, we may need to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Our remaining potential enrollment milestone payment under the Novartis Agreement is subject to enrollment of a specified number of patients in our Phase 3 clinical trials of Fovista. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under the Novo Agreement may limit our ability to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Licensing and Commercialization Agreement with Novartis Pharma AG

On May 19, 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement. Under the agreement with Novartis, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk API supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We have agreed to use commercially reasonable efforts to complete our ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF product to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted us options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. We and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that we or Novartis may conduct, including for use by the other in regulatory filings in its territory. We have agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from us, its clinical and commercial requirements for the bulk API for Fovista for use in-licensed products in the Novartis Territory. We have agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

Novartis paid us $200.0 million upon execution of the Novartis Agreement. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our ongoing pivotal Phase 3 clinical program for Fovista, of which, $50.0 million was received in October 2014 and $50.0 million was achieved in March 2015 and received in April 2015, and up to an aggregate of an additional $300.0 million upon achievement of specified approval milestones, including reimbursement approval in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

Novartis has agreed to pay our manufacturing costs plus a specified percentage margin for supplies of the bulk API for Fovista that we supply to Novartis. If we or Novartis exercise our respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs. If we exercise our option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, we will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs. Novartis and we will also need to negotiate and agree on financial and other terms that would apply to such rights. If we exercise our option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, we will be obligated to either enter into a supply agreement with Novartis under which we will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to us, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of our net sales of such products.

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

The Novartis Agreement, unless earlier terminated by Novartis or us, will expire upon the expiration of Novartis’s obligation to pay us royalties on net sales of licensed products. Novartis and we each may terminate the agreement if the other party materially breaches the agreement and does not cure such breach within a specified cure period, if the other party experiences any specified insolvency event, if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions. Novartis may terminate the agreement at any time without cause, or within a specified period after a change in control of us, as defined in the agreement, or for specified safety reasons, effective at the end of a specified period following Novartis’s written notice to us of Novartis’s election to terminate the agreement. We may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti-PDGF product in the Novartis Territory as more fully described below. If we elect to terminate the agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, we will be required to pay a substantial termination fee, with the specific amount of such fee determined based on the effective date of the termination. Following any termination, all rights to Fovista that we granted to Novartis, including, without limitation, the right to commercialize standalone Fovista products in the Novartis Territory, will revert to us, Novartis will perform specified activities in connection with transitioning to us the rights and responsibilities for the continued development, manufacture and commercialization of the standalone Fovista product for countries in the Novartis Territory, and the parties will cooperate on an orderly wind down of development and commercialization activities for other licensed products in the Novartis Territory.

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

Clinical Manufacturing and Supply Agreement with Agilent Technologies, Inc.

On May 2, 2014, we entered into a Clinical Manufacturing and Supply Agreement with Agilent Technologies, Inc. pursuant to which Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our clinical requirements in specified jurisdictions of the API for Fovista. The agreement has an initial five-year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the agreement. The agreement provides for pricing structured on a tiered basis with the price reduced as the volume ordered increases. We may terminate the agreement or any statement of work thereunder upon 12 months prior written notice to Agilent and Agilent may terminate the agreement if we do not, over a specified period, purchase and take delivery from Agilent of a specified minimum quantity of API for Fovista. Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by Agilent with current Good Manufacturing Practices, cooperation by Agilent in connection with marketing applications for Fovista, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Financing Agreement with Novo A/S

In May 2013, we entered into the Novo Agreement, pursuant to which we had the ability to obtain financing in three tranches in an amount of up to $125.0 million in return for the sale to Novo A/S of aggregate royalties of a mid-single-digit percentage on worldwide sales of Fovista, with the royalty percentage determined by the amount of funding provided by Novo A/S. The three tranches of financing, in which Novo A/S purchased three low single-digit royalty interests and paid us $125.0 million in the aggregate, closed in May 2013, January 2014 and November 2014.

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

We used a portion of the proceeds that we initially received under the Novo Agreement to repay in full an aggregate of $14.4 million of outstanding principal, interest and fees under our venture debt facility and are using the remaining proceeds primarily to support clinical development and regulatory activities for Fovista and for general corporate expenses.

The Novo Agreement requires the establishment by Novo A/S and us of a joint oversight committee in relation to the development of Fovista in the event that Novo A/S does not continue to have a representative on our board of directors. The Novo Agreement also contains customary representations and warranties, as well as certain covenants relating to the operation of our business, including covenants requiring us to use commercially reasonable efforts to continue our development of Fovista, to file, prosecute and maintain certain patent rights and, in our reasonable judgment, to pursue claims of infringement of our intellectual property rights. The Novo Agreement also places certain restrictions on our business, including restrictions on our ability to grant security interests in our intellectual property to third parties, to sell, transfer or out-license intellectual property, or to grant others rights to receive royalties on sales of Fovista and certain other products. We reimbursed Novo A/S for specified legal and other expenses and are required to provide Novo A/S with certain continuing information rights. We have agreed to indemnify Novo A/S and its representatives with respect to certain matters, including with respect to any third-party infringement or product liability claims relating to our products. Our obligations under the Novo agreement are secured by a lien on certain of our intellectual property and other rights related to Fovista and other anti-PDGF products we may develop.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Operating Leases (1)	$7,887	$1,563	$3,310	$3,014	$—
Purchase Obligations (2)	15,879	15,879	—	—	—
Total (3)	$23,766	$17,442	$3,310	$3,014	$—

(1)           Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)           Purchase obligations represent our commitments under certain of our supply agreements.

(3)           This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above (d) our royalty purchase liability of $125.0 million as of March 31, 2015, due to the fact that the royalty payment period, if any, is not known.

Under various agreements, we may be required to pay royalties and make milestone payments. These agreements include the following:

·                  Under our acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC., or OSI Pharmaceuticals, a subsidiary of Astellas US, LLC, for rights to particular anti-PDGF aptamers, including Fovista, we are obligated to pay to OSI Pharmaceuticals future one-time payments of $12.0 million in the aggregate upon marketing approval in the United States and the European Union of a covered anti-PDGF product. We also are obligated to pay to OSI Pharmaceuticals a royalty at a low single-digit percentage of net sales of any covered anti-PDGF product we successfully commercialize.

·                  Under a license agreement with Archemix Corp., or Archemix, with respect to pharmaceutical products comprised of or derived from any anti-PDGF aptamer, we are obligated to make future payments to Archemix of up to an aggregate of $14.0 million if we achieve specified clinical and regulatory milestones with respect to Fovista, up to an aggregate of $3.0 million if we achieve specified commercial milestones with respect to Fovista and, for each other anti-PDGF aptamer product that we may develop under the agreement, up to an aggregate of approximately $18.8 million if we achieve specified clinical and regulatory milestones and up to an aggregate of $3.0 million if we achieve specified commercial milestones. No royalties are payable to Archemix under this license agreement.

·                  Under a license agreement with Archemix with respect to pharmaceutical products comprised of or derived from anti-C5 aptamers, for each anti-C5 aptamer product that we may develop under the agreement, including Zimura, we are obligated to make future payments to Archemix of up to an aggregate of $57.5 million if we achieve specified development, clinical and regulatory milestones and, as to all anti-C5 products under the agreement collectively, up to an aggregate of $22.5 million if we achieve specified commercial milestones. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under this license agreement. No royalties are payable to Archemix under this license agreement.

·                  Under a license, manufacturing and supply agreement with Nektar Therapeutics, or Nektar, for specified pegylation reagents used to manufacture Fovista, we are obligated to make future payments to Nektar of up to an aggregate of $6.5 million if we achieve specified clinical and regulatory milestones, and an additional payment of $3.0 million if we achieve a specified commercial milestone with respect to Fovista. We are obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product we successfully commercialize, with the royalty percentage determined by our level of licensed product sales, the extent of patent coverage for the licensed product and whether we have granted a third party commercialization rights to the licensed product. In June 2014, we paid Nektar $19.8 million in connection with our entry into the Novartis Agreement.

·                  Under the Novo Agreement, with respect to Fovista, we will be obligated to pay Novo A/S a mid-single-digit percentage royalty based on worldwide sales of Fovista. See “Note 7—Financing Agreement with Novo A/S” included in our financial statements above for further information about the Novo Agreement.

·                  Under the clinical supply agreement with Agilent Technologies, Inc., Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our clinical requirements in specified jurisdictions of the API for our product candidate Fovista. Our agreement with Agilent has an initial five-year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the Agreement. The Agreement provides for pricing structured on a tiered basis with the price reduced as the volume ordered increases. We may terminate the agreement or any statement of work thereunder upon 12 months prior written notice to Agilent.

In April 2015, we entered into a sublease agreement, or Sublease, with Otsuka America Pharmaceutical, Inc., or Otsuka, as sublandlord, pursuant to which we will sublease from Otsuka approximately 35,200 square feet of office space in Princeton, New Jersey. We have agreed to pay aggregate rental fees of approximately $6.9 million over the term of the Sublease, subject to certain partial rent abatements and offsets by the Sublandlord during the first three years of the Sublease.  We are also liable for taxes, operating expenses and utility and other charges related to the subleased premises.

We also have employment agreements with certain employees that which require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur.  For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2015 annual meeting of stockholders, as filed with the SEC on April 30, 2015.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs represent a significant cost in clinical development. We can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long- term commitments of cash.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $433.3 million as of March 31, 2015, consisting of cash, money market funds that invest in U.S. Treasury securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2015, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have experienced significant cash outflows in funding our operations. As of March 31, 2015, we had an accumulated deficit of $273.6 million. While we had net income of $7.6 million for the three months ended March 31, 2015, we reported a net loss of $98.2 million for the year ended December 31, 2014 and expect to continue to incur significant operating losses in 2015 and in the future. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014.

We have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials evaluating Fovista for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD; in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and, potentially, in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We expect these expenses to increase as patient enrollment increases in these clinical trials and as we manufacture validation production batches of API and drug product for Fovista. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp. and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. We are also exploring the possibility of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option to obtain a license. Furthermore, we expect to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses, as well as increased insurance premiums.

Our expenses also will increase if and as we:

·                  undertake additional clinical development of Fovista, if it is approved, in support of our efforts to broaden the label for Fovista;

·                  conduct additional clinical trials of Zimura that will be required for us to seek marketing approval of Zimura for the treatment of geographic atrophy (including a second Phase 3) trial and/or wet AMD;

·                  undertake pre-clinical and clinical development of tivozanib;

·                  in-license or acquire the rights to other complementary products, product candidates or technologies, including drug delivery technology, for the treatment of ophthalmic diseases and pursue pre-clinical and clinical development of such product candidates or technologies;

·                  seek marketing approval for any product candidates that successfully complete clinical trials;

·                  hire additional clinical, quality control and scientific personnel;

·                  expand our outsourced manufacturing activities and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any of our product candidates;

·                  maintain, expand and protect our intellectual property portfolio; and

·                  add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts.

If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Fovista or Zimura, or the development of any of other product candidates that we may develop, our expenses could increase. Our costs will also increase if we increase our investigator fees for our clinical trials, if we further expand the scope of our clinical trials and programs, including, for example, by increasing the number of clinical trial sites or changing the geographic mix of sites at which patients are enrolled, or if we decide to increase other corporate or licensing activities or staffing, or if we experience issues with the process development and scale up of manufacturing activities.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate and maintain significant revenue from product sales unless, and until, we obtain marketing approval for, and commercialize, Fovista, Zimura or other product candidates that we may develop. We may be unsuccessful in our efforts to develop and commercialize these product candidates.  Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will depend on many other factors, including whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies.

Our ability to commercialize our product candidates, in particular Fovista, will require us to be successful in a range of challenging activities, including:

·                  obtaining favorable results from our Phase 3 clinical program for Fovista;

·                  obtaining favorable results, especially with respect to safety, in our other planned clinical trials involving Fovista;

·                  subject to obtaining favorable results from our Phase 3 clinical program, applying for and obtaining marketing approval for Fovista;

·                  establishing sales, marketing and distribution capabilities to effectively market and sell Fovista in the United States with our own specialty sales force targeting retinal specialists;

·                  successfully maintaining our arrangement with Novartis to commercialize Fovista in markets outside the United States;

·                  obtaining adequate coverage and reimbursement for our product candidates, if approved, from governmental and third-party payors;

·                  securing, protecting and enforcing our rights to our intellectual property portfolio related to Fovista;

·                  ensuring the manufacture of commercial quantities of Fovista; and

·                  complying with all applicable regulatory requirements, including FDA GMP standards and rules and regulations governing promotional and other marketing activities.

We may never succeed in these activities and, even if we do, may never generate revenues from product sales that are significant enough to achieve profitability. In addition, our profitability will depend, in part, on our commercialization partners’ ability, including, with respect to Fovista, Novartis’s ability, to effectively market and sell product candidates that we develop, if approved outside the United States, and to obtain adequate coverage and reimbursement of such product candidates from governmental and third-party payors. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect our expenses to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials evaluating Fovista for the treatment of wet AMD. We initiated our Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD; in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails; and, potentially, in combination with anti-VEGF therapy and Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we manufacture validation production batches of API and drug product for Fovista and as we expand our infrastructure to support commercial operations. Moreover, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect our commercialization expenses in the United States with regard to Fovista and worldwide with regards to other product candidates, related to product sales, marketing, distribution and manufacturing to increase significantly. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for Fovista, including delays in receipt of regulatory clearance to begin our Phase 3 clinical trials in jurisdictions where clearance is required but not yet obtained, or delays in enrollment of patients. Furthermore, we expect to incur additional costs associated with being a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain additional funding in connection with our continuing operations prior to attaining profitability. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of March 31, 2015, we had cash, cash equivalents, and marketable securities of $433.3 million. In addition, we achieved a $50.0 million enrollment-based milestone in March 2015, which was received in April 2015. We also had $355.8 million in total liabilities, including liabilities of $342.9 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities, together with the receipt of the $50.0 million enrollment-based milestone in April 2015 and the potential remaining $30.0 million enrollment-based milestone payment under Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements, as currently planned and including the expansion of our infrastructure to support commercial operations, through the end of 2017. Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials, if we further expand the scope of our clinical trials and programs, including, for example, by changing the geographic mix of sites at which patients are enrolled,  if we decide to increase other corporate or licensing activities or staffing or if we experience issues with the process development and scale up of manufacturing activities.

Our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and substantial expenditures to complete the Phase 3 clinical program will be required after the receipt of initial, top-line data, which we expect in 2016 for the two Phase 3 clinical trials investigating Fovista administered in combination with Lucentis. Moreover, we are at the early stages of formulating our clinical development plan for Zimura. We expect the clinical development of Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete process development and manufacturing scale-up activities associated with Fovista and Zimura and potentially seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

Our future capital requirements, therefore, will depend on many factors, including:

·                  the scope, progress, costs and results of our Phase 3 clinical program for Fovista;

·                  the scope, progress, costs and results of our planned additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet need;

·                  the scope, progress, results and costs of (i) our planned Phase 2/3 clinical trial evaluating Zimura for the treatment of geographic atrophy and additional clinical trials (including an additional Phase 3 trial) required by regulatory authorities for us to seek marketing approval in this indication, (ii) our very small Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, and (iii) our planned Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy and Fovista, for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation;

·                  the costs and timing of process development and manufacturing scale-up activities associated with Fovista and Zimura;

·                  the costs, timing and outcome of regulatory review of Fovista and Zimura;

·                  the costs of commercialization activities for Fovista or Zimura if we receive, or expect to receive, marketing approval for either product candidate, including the costs and timing of expanding our outsourced manufacturing activities and establishing product sales, marketing and distribution capabilities;

·                  subject to receipt of marketing approval, revenue received from commercial sales of Fovista or Zimura, after milestone and royalty payments we are required to make;

·                  the scope, progress, results and costs of our clinical trials for any other product candidates that we may acquire or in-license and subsequently develop;

·                  our ability to establish additional collaborations on favorable terms, if at all;

·                  the scope, progress and results of our pre-clinical and clinical plans for tivozanib;

·                  the extent to which we in-license or acquire rights to complementary products, product candidates or technologies; and

·                  the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims.

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

In May 2014, we entered into the Novartis Agreement. Among other payments, Novartis is obligated under the agreement to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our ongoing pivotal Phase 3 clinical program for Fovista, of which $50.0 million was received in October 2014 and $50.0 million was achieved in March 2015 and received in April 2015. We are subject to diligence and other obligations under the Novartis Agreement. If we fail to enroll the specified numbers of patients in our Phase 3 clinical trials of Fovista or fail to satisfy our other obligations, we may fail to trigger the remaining enrollment-based milestone payment. This could limit our ability to continue the development programs for our product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay or terminate our research and development programs, including those for Fovista, or any future commercialization efforts.

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

Risks Related to Product Development and Commercialization

We depend heavily on the success of our lead product candidate, Fovista, which we are developing to be administered in combination with anti-VEGF therapy for the treatment of patients with wet AMD. In addition, we also depend on the success of Zimura, which we are developing for the treatment of geographic atrophy, a form of dry AMD, for the treatment of polypoidal choroidal vasculopathy, a specific form of wet AMD, and for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement-mediated inflammation. If we are unable to complete the clinical development of either of these product candidates, if we are unable to obtain marketing approvals for either of these product candidates, or if either of these product candidates is approved and we or our commercialization partner for Fovista outside the United States, Novartis, fail to successfully commercialize the product candidate or experience significant delays in doing so, our business will be materially harmed.

We have invested and will continue to invest a significant portion of our efforts and financial resources in the development of Fovista to be administered in combination with anti-VEGF therapy for the treatment of patients with wet AMD. There remains a significant risk that we will fail to successfully develop Fovista. The results of our Phase 2b clinical trial may not be predictive of the results of our Phase 3 clinical program due, in part, to the fact that we have no clinical data on Fovista combination therapy in any clinical trial longer than 24 weeks, that we have modified the methodology used to determine a patient’s eligibility under certain of the inclusion and exclusion criteria for our Phase 3 clinical trials as compared to our Phase 2b clinical trial, that we have very limited clinical data on the effects of Fovista when administered in combination with Avastin or Eylea and that we are conducting our Phase 3 clinical trials at many clinical centers that were not included in our Phase 2b clinical trial.

We do not expect to have initial, top-line data from our Phase 3 clinical program for Fovista until 2016, when we expect to have initial top-line data from the two Phase 3 clinical trials investigating Fovista administered in combination with Lucentis. The timing of the availability of such top-line data and the completion of our Phase 3 clinical program is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our Phase 3 clinical program on a timely basis. The timing of the availability of initial, top-line data from our Phase 3 clinical trial evaluating the safety and efficacy of Fovista administered in combination with each of Avastin or Eylea may be subject to particular variability. Avastin is not approved for intravitreal use in treating wet AMD, and regulatory authorities in certain countries may not allow, or physicians and patients may choose not to participate in, a clinical trial in which Avastin is administered in combination with Fovista for the treatment of wet AMD. Even if we ultimately obtain statistically significant, positive results from our Phase 3 clinical program, it is possible that such data may not be clinically relevant.

The Phase 3 clinical trial evaluating Fovista administered in combination with each of Eylea or Avastin  commenced nine months later than the two Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis. If we are not able to obtain data from our Phase 3 clinical trial evaluating Fovista administered in combination with each of Eylea or Avastin when data from our other two Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis are available, we may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis, or we may choose to delay our application for marketing approval until data from all three Phase 3 clinical trials are available. We currently anticipate that we will initially submit a New Drug Application, or NDA, to the FDA for Fovista in combination with Lucentis based upon data from the two Phase 3 clinical trials of Fovista in combination with Lucentis and subsequently submit an amendment to the NDA with data from the Phase 3 clinical trial of Fovista in combination with Eylea or Avastin, assuming positive data from these trials. Alternatively, we may choose to file a supplemental NDA for Fovista in combination with Eylea or Avastin following FDA review of the NDA for Fovista in combination with Lucentis. If we determine to delay seeking approval of Fovista in combination with Eylea or Avastin pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from our third Phase 3 clinical trial. Moreover, if we subsequently amend our applications for marketing approval when data from our third Phase 3 clinical trial become available, we may experience further delays in our application process. The manner and timing in which we seek marketing approval may differ in the United States and in the European Union. Additionally, we expect that our Phase 3 clinical trials and our other ongoing clinical trials evaluating the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, will continue in accordance with their protocols after we submit applications for marketing approval, and the conclusions of those trials may yield data that are inconsistent with the initial data used to support our applications. Furthermore, we have commenced and expect to commence additional clinical trials to further evaluate the potential benefit of Fovista and, potentially, to evaluate Zimura, in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We are also supplying Fovista for third-party sponsored clinical trials. In addition, Novartis may commence additional preclinical and clinical trials for Fovista including those which it deems necessary for regulatory and/or reimbursement approvals outside of the United States. Adverse safety events or negative or inconclusive efficacy results in any of these trials may impact the progress of our Phase 3 clinical program, including our ability to receive marketing approval, and, if such data is received following a potential approval, our future sales of Fovista. As a result of these and other factors, we cannot accurately predict when or if Fovista will prove effective or safe in humans or will receive marketing approval.

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

The timing of the completion of and the availability of initial results from these planned clinical trials is difficult to predict and is dependent, in part, on our ability to complete manufacturing scale-up activities and to locate and enroll a sufficient number of eligible patients in our planned trials on a timely basis. The timing of the receipt of initial results from our planned Phase 2 clinical trial evaluating the safety and efficacy of Zimura, administered in combination with anti-VEGF therapy and Fovista, may be subject to particular variability because we have no clinical experience testing Zimura administered in combination with an anti-VEGF drug and Fovista.

Although our current development plan for Zimura calls for us to initiate a Phase 2/3 clinical trial evaluating the safety and efficacy of Zimura in treating patients with geographic atrophy, we may not initiate or complete this clinical trial for Zimura or any other clinical trial for Fovista, Zimura or any other product candidates that we may develop in accordance with our plans. Although our plans for the proposed Zimura clinical trials reflect our current expectations regarding the endpoints, duration and number of patients to be included in these trials, we have not had formal meetings with regulatory authorities regarding our trial designs. Our plans may change significantly based on feedback we may receive from such regulatory authorities.

Our ability to generate revenues from product sales, which we do not expect will occur before 2017, if ever, will depend heavily on our obtaining marketing approval for and commercializing our product candidates, and in particular, Fovista and Zimura. The success of these product candidates will depend on several factors, including the following:

·                  obtaining favorable results from clinical trials;

·                  making arrangements with third-party manufacturers and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

·                  for Fovista, receipt of marketing approvals from applicable regulatory authorities for the use of Fovista in combination with anti-VEGF therapy for the treatment of wet AMD, and in particular, which anti-VEGF drugs are included in any such approval given that Avastin, one of the current standard of care anti-VEGF drugs, is not approved for intravitreal use;

·                  for Zimura, receipt of marketing approvals from applicable regulatory authorities for the use of Zimura for the treatment of geographic atrophy or the use of Zimura, administered in combination with anti-VEGF therapy and, potentially, Fovista for the treatment of wet AMD;

·                  the scope of the label that may be approved by applicable regulatory authorities, including the specific indication for which the product may be approved;

·                  launching commercial sales of the product candidate, if and when approved, whether alone or in collaboration with others, including Novartis for Fovista;

·                  acceptance of the product candidate, if and when approved, by patients, the medical community and third-party payors;

·                  for Fovista, continued, widespread use of anti-VEGF therapies in the treatment of wet AMD in combination with which Fovista will be used;

·                  effectively competing with other therapies, including the existing standard of care, and other forms of drug delivery;

·                  maintaining a continued acceptable safety profile of the product candidate following approval;

·                  obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

·                  protecting and enforcing our rights in our intellectual property portfolio.

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

·                  The primary endpoint of mean change in visual acuity in our Phase 2b clinical trial was measured 24 weeks after the first dose of Fovista. The primary endpoint of mean change in visual acuity in our Phase 3 clinical program will be measured 12 months after the first dose of Fovista. We have no clinical data on Fovista combination therapy in any clinical trial longer than 24 weeks. We have modified the methodology used to determine a patient’s eligibility under certain of the inclusion and exclusion criteria for our Phase 3 clinical trials as compared to our Phase 2b clinical trial. If the positive results we observed at 24 weeks in our Phase 2b clinical trial are not observed at 12 months, we likely will not receive marketing approval for Fovista.

·                  Retrospective subgroup analyses that we performed on the results of our Phase 2b clinical trial may not be predictive of the results of our Phase 3 clinical program. While we believe that our retrospective analyses further support the results from our primary endpoint and our proposed mechanisms of action, retrospective analyses performed after unmasking trial results can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses. In particular, our proposed mechanism of action as it relates to the inhibition of subretinal fibrosis, although scientifically rational and while supported by retrospective subgroup analysis, may not be supported by our future clinical trials. Our belief regarding Fovista’s potential, when administered in combination with an anti-VEGF drug, to inhibit subretinal fibrosis and retinal scarring, may change based on our subsequent clinical trials or other factors.

·                  We are conducting our Phase 3 clinical trials at many clinical centers that were not included in our Phase 2b clinical trial. The introduction of new centers, and the resulting involvement of new treating physicians, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with 1.5 mg of Fovista administered in combination with an anti-VEGF drug and anti-VEGF drug monotherapy.

Furthermore, our Phase 3 clinical program involves two Phase 3 clinical trials testing a combination of 1.5 mg of Fovista and Lucentis for the treatment of wet AMD and one trial testing a combination of 1.5 mg of Fovista with each of Eylea or Avastin for the treatment of wet AMD. We have very limited clinical data on the effects of Fovista when administered in combination with intraocular injections of either Eylea or Avastin for the treatment of patients with wet AMD. Avastin is not approved for such use.

Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 and Phase 2b clinical trials. However, the results of these clinical trials may not be predictive of the results of our Phase 3 clinical program for Fovista. We have clinical data for Fovista administered in combination with Lucentis from only these two studies with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 trials are longer in duration (24 months) with a 12-month timepoint for the primary endpoint, have a greater number of patients (approximately 1,866), have a greater number of sites (more than 225), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intraocular injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intraocular injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from treatment procedure. Therefore there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b study and monotherapy anti-VEGF studies which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in the Fovista combination therapy patients.

In general, the FDA and similar regulatory authorities outside the United States require two adequate and well controlled clinical trials demonstrating safety and effectiveness for marketing approval. If a combination of 1.5 mg of Fovista and Lucentis fails to achieve superiority over Lucentis monotherapy with statistical significance on the primary endpoint of mean change in visual acuity from baseline at 12 months in both of our Phase 3 clinical trials evaluating the safety and efficacy of this combination, we likely will not receive marketing approval for Fovista even if the combination of 1.5 mg of Fovista with Eylea or Avastin achieves superiority over Eylea or Avastin monotherapy with statistical significance on the primary endpoint in one of our Phase 3 clinical trials. There are a variety of other possible outcomes of our Phase 3 clinical trials. As described below, positive outcomes in one or more of our Phase 3 clinical trials may not be sufficient for the FDA or similar regulatory authorities outside the United States to grant marketing approval for Fovista.

·                  If a combination of 1.5 mg of Fovista and Lucentis achieves superiority over Lucentis monotherapy with statistical significance on the primary endpoint in only one of our Phase 3 clinical trials and the combination of 1.5 mg of Fovista with Eylea or Avastin does not achieve superiority over Eylea or Avastin monotherapy with statistical significance on the primary endpoint in our other Phase 3 clinical trials, we likely will not receive marketing approval for Fovista.

·                  If a combination of 1.5 mg of Fovista and Lucentis achieves superiority over Lucentis monotherapy with statistical significance on the primary endpoint in only one of our Phase 3 clinical trials and the combination of 1.5 mg of Fovista with Eylea or Avastin achieves superiority over Eylea or Avastin monotherapy with statistical significance on the primary endpoint in our other Phase 3 clinical trial, the FDA or similar regulatory authorities outside the United States may nonetheless not grant marketing approval for Fovista.

·                  Even if a combination of 1.5 mg of Fovista and an anti-VEGF drug achieves superiority over an anti-VEGF drug monotherapy with statistical significance on the primary endpoint in two or all three of our Phase 3 clinical trials, the FDA or similar regulatory authorities outside the United States may nonetheless not grant marketing approval for Fovista if such regulatory authorities do not believe that the benefits offered by Fovista administered in combination with an anti-VEGF drug are clinically meaningful or that such benefits outweigh the observed or potential risks.

In the United States, Eylea and Avastin are widely used for the treatment of wet AMD. If a combination of 1.5 mg of Fovista with Eylea or Avastin does not achieve superiority over Avastin or Eylea monotherapy with statistical significance on the primary endpoint of mean change in visual acuity from baseline at 12 months in our Phase 3 clinical program, our ability to successfully commercialize Fovista in combination with any anti-VEGF drug could be harmed materially. In addition, any failure of Fovista administered in combination with Eylea or Avastin to achieve superiority over Eylea or Avastin monotherapy with statistical significance on the primary endpoint could cause the FDA or similar regulatory authorities outside the United States to require additional clinical trials or other research before granting marketing approval of Fovista for use in combination with any anti-VEGF drug, including Lucentis, for the treatment of patients with wet AMD. In addition, Avastin is not approved for use in treating wet AMD, either in the United States or outside of the United States, and regulatory authorities may not permit the product label for Fovista to include the use of Fovista in combination with Avastin if we were otherwise able to obtain marketing approval for Fovista for use in combination with other anti-VEGF drugs.

The protocols for our Phase 3 clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. The FDA is not obligated to comment on our protocols within any specified time period or at all or to affirmatively clear or approve our Phase 3 clinical program. We submitted the protocols to the FDA for our two Phase 3 clinical trials investigating Fovista administered in combination with Lucentis in August 2013 and for our Phase 3 clinical trial investigating Fovista administered in combination with Avastin and Eylea in April 2014, and have initiated the three trials in our Phase 3 clinical program in the United States without waiting for any such comments. The FDA or other regulatory authorities may request additional information, require us to conduct additional nonclinical trials or require us to modify our proposed Phase 3 clinical program, including its endpoints, patient enrollment criteria or selection of anti-VEGF drugs, to receive clearance to initiate such program or to continue such program once initiated.

Outside the United States, we have made regulatory submissions in selected countries to initiate Phase 3 clinical trials of Fovista. We have obtained all of the necessary country approvals to proceed with the two trials evaluating Fovista administered in combination with Lucentis in those countries and substantially all of the necessary country approvals for the trial of Fovista administered in combination with Eylea or Avastin. In the European Union, as further described below, in addition to filing in selected countries with national competent authorities responsible for approving clinical trial applications, we have had interactions regarding our planned application for marketing approval with the EMA’s CHMP, which is the committee responsible for preparing opinions on questions concerning medicines for human use. The national competent authorities in those countries from which we have not yet received approval may follow the advice described below of the CHMP that we consider toxicity studies with Fovista administered in combination with Avastin or Eylea prior to initiating our corresponding Phase 3 clinical trial in those countries. In addition, any modifications to our Phase 3 clinical program for Fovista may result in our incurring increased expense or in a delay in the enrollment or completion of such program.

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

If we are required to conduct additional clinical trials or other testing of Fovista, Zimura or any other product candidate that we may develop beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

·                  be delayed in obtaining marketing approval for our product candidates;

·                  not obtain marketing approval at all;

·                  obtain approval for indications or patient populations that are not as broad as intended or desired;

·                  obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

·                  be subject to additional post-marketing testing requirements; or

·                  have the product removed from the market after obtaining marketing approval.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

·                  clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

·                  the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

·                  our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

·              the pool of available participants in our clinical trials may constrict as the number of ongoing or announced clinical trials that are investigating a treatment for wet AMD or geographic atrophy increases (see “—We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.” below for information regarding certain clinical trials and development programs of our competitors that could negatively impact the pool of available participants for our trials);

·                  regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

·                  we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

·                  we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

·                  the cost of clinical trials of our product candidates may be greater than we anticipate; and

·                  the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, such as the anti-VEGF drugs we need to use in combination with Fovista, may become insufficient or inadequate.

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

Patient enrollment is affected by other factors, including:

·                  severity of the disease under investigation;

·                  the ability of current technology to adequately define the disease state;

·                  eligibility criteria for the study in question;

·                  perceived risks and benefits of the product candidate under study;

·                  efforts to facilitate timely enrollment in clinical trials;

·                  patient referral practices of physicians;

·                  the ability to monitor patients adequately during and after treatment; and

·                  proximity and availability of clinical trial sites for prospective patients.

The Novartis Agreement contains provisions for milestone payments by Novartis upon our achievement of certain levels of patient enrollment in our ongoing Phase 3 clinical program for Fovista. We will not be entitled to receive the remaining enrollment-based milestone payment unless and until we enroll the specified number of patients. In addition, our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays in our clinical trials, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials also may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 clinical trial and our Phase 2b clinical trials. However, we have clinical data for Fovista administered in combination with Lucentis from only two clinical trials with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 trials are longer in duration (24 months) with a 12 month timepoint for the primary efficacy endpoint, have a greater number of patients (approximately 1,866), have a greater number of sites (more than 225), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intraocular injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there also is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intraocular injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from treatment procedure. Therefore there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b trial and monotherapy anti-VEGF trials which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in patients in the Fovista combination therapy arm of each trial.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for wet AMD, including Lucentis, Eylea and low cost, off-label use of Avastin, are well established in the medical community, and doctors may continue to rely upon these treatments without Fovista. If Fovista does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Fovista, Zimura or any other product candidate that we may develop, if approved for commercial sale, will depend on a number of factors, including:

·                  efficacy and potential advantages compared to alternative treatments, including the existing standard of care;

·                  any restrictions on the use of our products in combination with other medications, such as a Fovista label requiring a waiting period after the intravitreal injection of the anti-VEGF drug and prior to the intravitreal injection of Fovista;

·                  any restrictions on the use of our products to a subgroup of patients, such as by excluding from the Fovista label patients with pure occult subtype wet AMD;

·                  restrictions in the label on the use of Fovista with a particular anti-VEGF drug;

·                  any changes in the dosing regimen of, or the means of administering or delivering, an anti-VEGF drug with which Fovista will be used;

·                  our and our commercialization partners’ ability to offer our products at competitive prices, particularly in light of the additional cost of Fovista together with an anti-VEGF drug;

·                  availability of third-party coverage and adequate reimbursement, particularly by Medicare given our target market for persons over age 55;

·                  increasing reimbursement pressures on retinal specialists due to the formation of accountable care organizations and the shift away from traditional fee-for-service reimbursement models to reimbursement based on quality of care and patient outcomes;

·                  willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, particularly in light of the existing available standard of care;

·                  prevalence and severity of any side effects;

·                  whether competing products or other alternatives are more convenient or easier to administer, including whether co-formulated alternatives, alternatives that can be co-administered in a single syringe or alternatives that offer a less invasive method of administration than intravitreal injection come to market; and

·                  the strength of our marketing and distribution support and that of Novartis, our partner for commercialization outside of the United States.

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

The current standard of care for wet AMD is monotherapy administration of anti-VEGF drugs, principally Avastin, Lucentis and Eylea, which are well established therapies and are widely accepted by physicians, patients and third- party payors. When used for the treatment of wet AMD, Avastin is inexpensive. Physicians, patients and third-party payors may not accept the addition of Fovista to their current treatment regimens for a variety of potential reasons, including:

·                  if they do not wish to incur the additional cost of Fovista;

·                  if they perceive an additional injection to administer Fovista as undesirable and we and Novartis are unsuccessful in developing and marketing a co-formulated product;

·                  if they perceive the addition of Fovista to be of limited benefit to patients; or

·                  if they wish to treat with anti-VEGF drugs as monotherapy first and add Fovista only if and when resistance to continued anti-VEGF therapy limits further enhancement of visual outcome with anti-VEGF monotherapy.

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

There are also a number of products in preclinical research and clinical development by third parties to treat wet AMD, including product candidates that inhibit the function of PDGF, the molecule whose function Fovista also inhibits, product candidates that inhibit the function of both VEGF and PDGF that could obviate the separate use of an anti-PDGF agent, such as Fovista, and anti-VEGF and/or anti-PDGF gene therapy products that may substantially reduce the number and frequency of intravitreal injections when treating wet AMD. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Regeneron Pharmaceuticals, Inc., which is working in collaboration with Bayer HealthCare and has recently announced that it plans to initiate a Phase 2 clinical trial of its combination anti- VEGF/anti-PDGF clinical candidate in the first quarter of 2015, Allergan, Inc., Ohr Pharmaceutical, Inc., Xcovery Vision LLC, Santen, Neurotech Pharmaceuticals, Inc., Avalanche Biotechnologies, Inc., Somalogic, Inc. and others. Furthermore, we are aware of at least one company, Tyrogenex Inc., that is developing an orally-administered dual inhibitor of VEGF and PDGF, for which it recently announced the initiation of a Phase 2 trial. Several companies are pursuing the manipulation of stem cells to provide a novel approach to treating retinal diseases, including wet AMD.

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

Moreover, there are a number of products in preclinical research and clinical development by other companies to treat dry AMD, including product candidates that are designed to suppress inflammation, such as complement system inhibitors and  coricosteroids, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular enhancers. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes. In particular, with respect to complement system inhibition, these companies include Genentech, Novartis’s Alcon division, Alexion Pharmaceuticals, Inc. and MophoSys. Moreover, we are aware that the following companies are pursuing the clinical development of ophthalmic product candidates with other mechanisms of action for the treatment of dry AMD: Alimera Sciences, Acucela, Colby Pharmaceuticals, Allergan, Pfizer, GlaxoSmithKline and Macuclear.

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient to use or are less expensive than

Fovista, Zimura or other products or product candidates that we may develop. The commercial opportunity for Fovista also could be reduced or eliminated if our competitors develop and commercialize products that reduce or eliminate the use of anti- VEGF drugs for the treatment of patients with wet AMD. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the relevant market.

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

Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our clinical development programs.

We have no experience manufacturing Fovista or Zimura at commercial scale. As a result, delays in regulatory approval of Fovista or Zimura may occur. Also, manufacturing issues may arise that could cause delays or increase costs.

We have no experience manufacturing the chemically synthesized aptamers comprising the API for Fovista or Zimura at commercial scale. We currently rely upon a single third-party manufacturer, Agilent Technologies, to supply us with API, also referred to as drug substance, for both Fovista and Zimura and a different, single third-party manufacturer to provide fill-finish services for both Fovista and Zimura. Other than our agreement with Agilent Technologies with respect to our clinical supply of Fovista API, all of our manufacturing arrangements are on a purchase order basis. In order to obtain regulatory approval for Fovista or Zimura, these third-party manufacturers will be required to consistently produce the API used in Fovista or Zimura in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so. This is referred to as process validation. If the third-party manufacturers are unable to satisfy this requirement, our business will be materially and adversely affected.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

·                  our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

·                  the inability of sales personnel to obtain access to adequate numbers of physicians who may prescribe our products;

·                  the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

·                  unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We plan to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates or technologies for the treatment of ophthalmic diseases. Because we expect generally that we will not engage directly in early stage research and drug discovery, the future growth of our business will depend significantly on our ability to in-license or acquire the rights to approved products, additional product candidates or technologies. However, we may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties. The in-licensing and acquisition of pharmaceutical products is an area characterized by intense competition, and a number of more established companies are also pursuing strategies to in-license or acquire products, product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We face an inherent risk of product liability exposure related to the testing of Fovista, Zimura and any other product candidate that we develop in human clinical trials and we and our commercialization partners will face an even greater risk if we commercially sell any products that we develop or in-license. Because our Phase 3 clinical program for Fovista involves the administration of Fovista in combination with anti-VEGF therapy, including off-label use by intravitreal injection of Avastin provided by us, we also face an inherent risk of product liability exposure related to the testing of such anti-VEGF drugs. If we become subject to or otherwise cannot successfully defend ourselves against claims that our product candidates, anti-VEGF drugs administered in combination with our product candidates or our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

·                  decreased demand for any product candidates or products that we may develop or in-license;

·                  injury to our reputation and significant negative media attention;

·                  withdrawal of clinical trial participants;

·                  significant costs to defend the related litigation;

·                  substantial monetary awards to trial participants or patients;

·                  loss of revenue;

·                  reduced time and attention of our management to pursue our business strategy; and

·                  the inability to commercialize any products that we may develop or in-license.

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

If either of Fovista or Zimura receives marketing approval, we plan to commercialize such product candidate in the United States with our own specialty sales force targeting retinal specialists. In May 2014, we entered into the Novartis Agreement pursuant to which we granted Novartis the exclusive right to commercialize Fovista outside of the United States. We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize Zimura in markets outside the United States. We also may seek third-party collaborators for development and commercialization of other product candidates we may develop. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any additional arrangements with third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements and our arrangement with Novartis for Fovista will depend on our collaborators’ and Novartis’s abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates, including our collaboration with Novartis, could pose numerous risks to us, including the following:

·                  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

·                  collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, changes in product candidate priorities or available funding or changes in priorities as a result of a merger, acquisition or other corporate restructuring;

·                  collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

·                  collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

·                  we could grant exclusive rights to our collaborators, which would prevent us from collaborating with others;

·                  disagreements or disputes with collaborators, including disagreements or disputes over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products or product candidates, might lead to additional responsibilities for us with respect to product candidates or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and be expensive;

·                  collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

·                  collaborators may not properly maintain or defend our intellectual property rights, may infringe the intellectual property rights of third parties, may misappropriate our trade secrets or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation and potential liability; and

·                  collaborations may be terminated for the convenience of the collaborator, our breach of the terms of the collaboration or other reasons and, if terminated, we may need to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We have relied on third-party clinical research organizations, or CROs, in conducting our completed clinical trials of Fovista and Zimura. We expect to continue to rely upon third parties, such as CROs, clinical data management organizations, medical institutions (including reading centers) and clinical investigators, in conducting our clinical trials for Fovista and Zimura, including the clinical trials in our Phase 3 clinical program for Fovista, and expect to rely upon these third parties to conduct clinical trials of any other product candidate that we may develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.

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

We currently rely exclusively upon Nektar to supply us with a proprietary polyethylene glycol, or PEG, reagent for Fovista under a manufacturing and supply agreement. PEG reagent is a chemical we use to modify the chemically synthesized aptamer in Fovista. The PEG reagent made by Nektar is proprietary to Nektar.

We obtain a different proprietary PEG reagent used to modify the chemically synthesized aptamer in Zimura from a different supplier on a purchase order basis. We do not currently have any contractual commitments for supply of the PEG reagent we use for Zimura.

If our third-party manufacturers for Fovista drug substance, Zimura drug substance or the PEG reagent we use for Zimura fail to fulfill our purchase orders, if Nektar breaches its obligations to us under our supply agreement, or if any of these manufacturers should become unavailable to us for any reason, including as a result of financial difficulties or insolvency, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We could also incur additional costs and delays in identifying or qualifying a replacement manufacturer for fill-finish services for Fovista or Zimura if our existing third-party fill-finish provider should become unavailable for any reason. We may be unable to establish any agreements with such replacement manufacturers or fill-finish providers or to do so on acceptable terms.

Under the supply agreement with Nektar, we must purchase our entire requirements for PEG reagent for Fovista exclusively from Nektar at agreed prices based on volume. In the event Nektar breaches its supply obligations as specified in the agreement, Nektar has agreed to enable a third-party manufacturer, if one is available, to supply us with PEG reagent until Nektar demonstrates that Nektar has the ability to supply all of our requirements for PEG reagent. The agreement of Nektar to enable a third-party manufacturer may be difficult to enforce in the context of a breach by Nektar of its supply obligations. We may not be able to reach an agreement with any third-party manufacturer to take on the supply of PEG reagent under such circumstances because, to our knowledge, no third party currently manufactures the PEG reagent we currently use in making the Fovista drug substance for use in any other FDA approved drug. Furthermore, the third party’s right to supply us with PEG reagent would be subject to termination at any time once Nektar demonstrates that Nektar has the ability to supply all of our requirements for PEG reagent, which may limit the interest of potential third-party manufacturers in undertaking such an engagement. In addition, the process of transferring any necessary technology or process to a third-party manufacturer would entail significant delay in or disruption to the supply of PEG reagent and, as a result, a significant delay in or disruption to the manufacture of Fovista. Furthermore, the FDA or other regulatory authorities might require additional studies to demonstrate equivalence between the Fovista drug substance made using the Nektar PEG reagent and the Fovista drug substance made using any replacement PEG reagent we propose to use or between the Nektar PEG reagent itself and any replacement PEG reagent we propose to use to make Fovista. We ultimately may be unable to demonstrate such equivalence.

Reliance on third-party manufacturers entails additional risks, including:

·                  Fovista, Zimura and any other product that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;

·                  reliance on the third party for regulatory compliance and quality assurance;

·                  the possible breach of the manufacturing agreement by the third party;

·                  the possible breach of our supply obligations to Novartis;

·                  the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

·                  the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

In addition to the generally applicable diligence obligations set forth above, we have specific obligations with respect to the licensing agreements described below:

·                  Under the terms of the agreement with OSI Pharmaceuticals under which we acquired certain rights to develop and commercialize Fovista, if we or our commercialization or collaborative partners fail to meet certain obligations, OSI Pharmaceuticals may terminate the agreement as to such countries with respect to which such failure has occurred, and upon such termination we will be obligated to grant, assign and transfer to OSI Pharmaceuticals specified rights and licenses related to our anti-PDGF aptamer technology and other related assets, and if we are manufacturing such anti-PDGF products at the time of such termination, may be obligated to provide transitional supply to OSI Pharmaceuticals of covered anti-PDGF products, for such countries.

·                  Under the terms of the amended license, manufacturing and supply agreement with Nektar, pursuant to which we obtained, among other licenses, an exclusive, worldwide license to make, develop, use, import, offer for sale and sell certain products that incorporate a specified PEG reagent linked with the active ingredient in Fovista, if we fail to use commercially reasonable efforts to achieve the first commercial sale of Fovista in the United States by June 30, 2018, we and Nektar may agree in good faith to extend such date in specified circumstances. If such date is not extended, Nektar may either terminate our license or convert our license for such country to a non- exclusive license. In addition, if we fail to use commercially reasonable efforts to develop Fovista and file and seek approval of NDAs on a schedule permitting us to make first commercial sales of Fovista in specified countries by June 30, 2019, do not make such first commercial sales of Fovista by such date, or thereafter fail to use commercially reasonable efforts to continue to commercialize and market Fovista in such countries, we will be in material breach of the agreement and Nektar will have the right to terminate the agreement.

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

The last to expire of the U.S. patent rights covering the composition of matter of Fovista is expected to expire in 2017. Such expiration date is not long after the date by which we expect Fovista to be commercialized in the United States if we obtain marketing approval and may even be prior to such date. We own an issued U.S. patent covering methods of treating wet AMD with Fovista in combination with Avastin or Lucentis, which is expected to expire in 2024. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent restoration term of up to five years as partial compensation for patent term effectively lost during product development and the FDA regulatory review process occurring after the issuance of a patent. We may be able to obtain a patent term extension for one of these U.S. patents. The European patent rights covering the composition of matter of Fovista are expected to expire in 2018. Such expiration date is shortly after the date by which we expect Fovista to be commercialized in Europe, and may even be prior to such date. We own a granted European patent covering a combination of Fovista and Lucentis or Avastin for use in a method for treating wet AMD. This European patent is expected to expire in 2024.  Similar to the patent term restoration available in the United States, the regulatory framework in the European Union and certain other foreign jurisdictions provides the opportunity to extend the term of a patent that covers an approved drug in certain circumstances.  Notwithstanding the availability of patent term extension or restoration provisions, we may not be granted patent term extensions because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term or scope of any such extension is less than we request, any period during which we have the right to exclusively market our product will be shorter than we would otherwise expect, and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

In addition to the patents described above, we also have filed in the United States patent applications covering a method of treating wet AMD in patients with Fovista in combination with Eylea and in Europe and Japan patent applications covering a combination of Fovista and Eylea for use in a method for treating wet AMD. These patent applications are in the early stages of prosecution and may not result in patents being issued which protect the use of Fovista in combination with Eylea for treating wet AMD or effectively prevent others from commercializing competitive technologies and products. If a patent is granted following prosecution of any such application, the latest projected patent expiry would be in 2030.

Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same API as Fovista, Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Fovista, Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Fovista, Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same API as Fovista, Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any other of our patents covering Fovista’s or Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same API as Fovista or Zimura in combination with any anti-VEGF drug, even if such use infringes any of our method-of-treatment patents.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, because we acquired rights to Fovista from Eyetech, Archemix and Nektar and rights to Zimura from Archemix, we must rely upon these parties’ practices, and those of their predecessors, with regard to the assignment of intellectual property therein. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

In addition to seeking patents for some of our technology and products, we also rely upon trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have executed such agreements with each party that may have or have had access to our trade secrets. Moreover, because we acquired certain rights to Fovista from Eyetech, Archemix and Nektar, we must rely upon these parties’ practices, and those of their predecessors, with regard to the protection of Fovista-related trade secrets before we acquired them. Any party with whom we or they have executed a non-disclosure and confidentiality agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our proprietary information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

·                  restrictions on such products, manufacturers or manufacturing processes;

·                  restrictions and warnings in the labeling and marketing of a product;

·                  restrictions on product distribution or use;

·                  requirements to conduct post-marketing clinical trials;

·                  warning or untitled letters;

·                  withdrawal of the products from the market;

·                  refusal to approve pending applications or supplements to approved applications that we submit;

·                  recall of products;

·                  fines, restitution or disgorgement of profits or revenue;

·                  suspension or withdrawal of marketing approvals;

·                  refusal to permit the import or export of our products;

·                  product seizure; or

·                  injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including Fovista, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us and our commercialization partners to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we and our commercialization partners market, sell and distribute any products for which we or they obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

·                  the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

·                  the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

·                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

·                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

·                  the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

·                  the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Heath Care and Education Affordability Reconciliation Act, and analogous state laws require manufacturers of drugs, devices, biologics and medical supplies to report information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

·                  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively ACA. Among the provisions of ACA of importance to our potential products are the following:

·                  an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

·                  an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

·                  expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

·                  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

·                  extension of manufacturers’ Medicaid rebate liability;

·                  expansion of eligibility criteria for Medicaid programs;

·                  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

·                  new requirements to report financial arrangements with physicians and teaching hospitals;

·                  a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

·                  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development and manufacturing development. During the 12-month period ending March 31, 2015, we hired more than half of our 80 employees. We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of March 31, 2015, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a majority of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2015, we had outstanding 34,245,730 shares of common stock. Of these shares, approximately 8,534,000 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including, for example, shares sold in our initial public offering or our follow-on public offering, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of approximately 8,076,000 shares of our common stock, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans prior to awards becoming exercisable. As of March 31, 2015, we had outstanding stock options to purchase an aggregate of approximately 3,796,000 shares of our common stock, of which options to purchase approximately 1,160,000 shares were vested. Once registered on Form S-8, these shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

Provisions in our certificate of incorporation and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

·                  provide for a classified board of directors such that only one of three classes of directors is elected each year;

·                  allow the authorized number of our directors to be changed only by resolution of our board of directors;

·                  limit the manner in which stockholders can remove directors from the board of directors;

·                  provide for advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

·                  require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

·                  limit who may call stockholder meetings;

·                  authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

·                  require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or by-laws.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

·                  the success of products or technologies that compete with our product candidates;

·                  results of clinical trials of Fovista, Zimura and any other product candidate that we may develop and the timing of the receipt of such results;

·                  results of clinical trials of product candidates of our competitors;

·                  regulatory or legal developments in the United States and other countries;

·                  developments or disputes concerning patent applications, issued patents or other proprietary rights;

·                  the recruitment or departure of key personnel;

·                  the level of expenses related to any of our product candidates or clinical development programs;

·                  the results of our efforts to in-license or acquire the rights to other products, product candidates and technologies for the treatment of ophthalmic diseases, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

·                  actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

·                  variations in our financial results or those of companies that are perceived to be similar to us;

·                  changes in the structure of healthcare payment systems;

·                  market conditions in the pharmaceutical and biotechnology sectors;

·                  general economic, industry and market conditions; and

·                  the other factors described in this “Risk Factors” section.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting. We are also required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we must document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources and engage outside consultants to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our internal control over financial reporting may be found to be ineffective under Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of March 31, 2015, we have used approximately $29.6 million of the net proceeds from initial public offering as follows:

·       approximately $20.1 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF therapy for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

·       approximately $9.5 million for working capital and other general corporate purposes.

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

Item 5. Other Information.

As reported in a Current Report on Form 8-K on April 14, 2015, on April 8, 2015, we entered into a sublease agreement, or Sublease, with Otsuka America Pharmaceutical, Inc., or Otsuka, as sublandlord, pursuant to which we will sublease from Otsuka approximately 35,200 square feet of office space at One University Square, Princeton, New Jersey.  Effectiveness of the sublease was conditioned upon Otsuka’s receipt of the consent of RM Square, LLC, as landlord under the prime lease for the premises.  Otsuka obtained consent to the sublease from RM Square, LLC on April 24, 2015, following which, the sublease became effective pursuant to its terms and our potential termination right for Otsuka’s failure to obtain such consent expired.  We expect to file the sublease with Otsuka as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2015.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPHTHOTECH CORPORATION

Date: May 11, 2015	By:	/s/ Michael G. Atieh
Michael G. Atieh
Executive Vice President and Chief Financial and Business Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†

Amendment No. 2 to, Scope of Work #1 for, and Amendment No. 3 to License, Manufacturing and Supply Agreement, dated as of September 30, 2006, by and between Nektar Therapeutics AL, Corporation and (OSI) Eyetech, Inc., as the same was assigned to the Registrant on July 27, 2007 and amended by Amendment No. 1 thereto, dated as of April 5, 2012, and supplemented by a letter agreement, dated as of June 20, 2013.

10.2	Letter Agreement between the Registrant and David R. Guyer dated February 26, 2015, amending the Offer of Employment between the Registrant and David R. Guyer dated April 26, 2013

10.3	Third Amended and Restated Employment Agreement between the Registrant and Samir C. Patel, dated May 1, 2015

10.4	Letter Agreement between the Registrant and Michael G. Atieh, dated May 4, 2015

10.5	Letter Agreement between the Registrant and Todd N. Smith, dated March 5, 2015

10.6	Letter Agreement between the Registrant and Barbara A. Wood, dated February 20, 2015

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

† Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

*  Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheet at December 31, 2014 and March 31, 2015 (unaudited), (ii)  Statement of Operations (unaudited) for the three month period ended March 31, 2015 and 2014, (iii)  Statement of Cash Flows (unaudited) for the three month period ended March 31, 2015 and 2014 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.