Form 10-K/A
period 2014-12-31
Ophthotech Corp.
filed 2015-07-28
CIK 1410939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-36080

OPHTHOTECH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8185347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Penn Plaza, 19th Floor
New York, NY	10119
(Address of principal executive offices)	(Zip Code)

(212) 845-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 30, 2014, the aggregate market value of the voting and non- voting common equity held by non- affiliates of the registrant was approximately $942.5 million, based on the closing price of the registrant’s common stock on June 30, 2014.

The number of shares outstanding of the registrant’s class of common stock, as of February 23, 2015: 34,174,090

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on April 30, 2015.

EXPLANATORY NOTE

We are filing this Amendment to our Annual Report on Form 10-K/A (the “Amended Report”), which was originally filed with the Securities and Exchange Commission on Form 10-K on March 2, 2015 (the “Original Report” or “Annual Report on Form 10-K”), to reflect a restatement of our financial statements.

As discussed in Note 18 to our financial statements, subsequent to the issuance of the Original Report, we and the Audit Committee of our Board of Directors concluded that we should restate our balance sheets as of June 30, 2014, September 30, 2014 and December 31, 2014, and our statements of operations, comprehensive loss, cash flows and changes in stockholder’s equity (deficit) for the periods ended June 30, 2014, September 30, 2014 and December 31, 2014 to correct the following errors:

•      In the second quarter of 2014, we recorded an income tax benefit by reducing a portion of our valuation allowance against our gross deferred tax assets.  In determining the amount of the valuation allowance release, we considered anticipated 2015 tax losses which would generate a refund of a portion of federal income taxes paid in 2014.  We have now determined that, as a matter of accounting principle, the net deferred tax asset recorded on our balance sheets was overstated and the income tax provision on our statements of operations was understated as of and for the periods ended June 30, 2014, September 30, 2014 and December 31, 2014. Our cash position and operating expenses were not affected.

For the reasons discussed above, we are filing this Amended Report in order to amend our financial statements and the following items in Part II of the Original Report to the extent necessary to correct the errors discussed above and make corresponding revisions to our financial information cited elsewhere in this Amended Report:

•                  Item 6. Selected Financial Data

•                  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Item 8. Financial Statements and Supplementary Data

•                  Item 9A. Controls and Procedures

In addition, in accordance with applicable Securities and Exchange Commission rules, this Amended Report includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.3, 31.4, 32.3 and 32.4, as well as an updated consent from our independent registered public accounting firm, Ernst & Young LLP. Other than minor conforming revisions made to the financial information contained in Part I, 1A. Risk Factors, none of the remaining Items of our Original Report are amended hereby. Items that have not been amended have been omitted herefrom.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, March 2, 2015, and we have not updated the disclosures in the Amended Report to speak as of a later date.  All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

i

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K/A, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K/A include, among other things, statements about:

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

•                  the impact of existing and new governmental laws and regulations; and

•                  our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K/A, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K/A and the documents that we have filed as exhibits to this Annual Report on Form 10-K/A completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K/A are made as of the date of the Original Report, and we do not assume any obligation to update any forward- looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I

Item 1A.  Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K/A should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Annual Report on Form 10-K/A for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Since inception, we have experienced significant cash outflows in funding our operations. Our net loss was $116.8 million for the year ended December 31, 2014 and $51.1 million for the year ended December 31, 2013. As of December 31, 2014, we had an accumulated deficit of $299.8 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014.

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

We may never succeed in these activities and, even if we do, may never generate revenues from product sales that are significant enough to achieve profitability. In addition, our profitability will depend, in part, on our commercialization partners’ ability, including Novartis’s ability, to effectively market and sell Fovista, Zimura or other product candidates we may develop, if approved outside the United States, and to obtain adequate coverage and reimbursement of such product candidates from governmental and third party payors. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We plan to expand our product pipeline through opportunistically in- licensing or acquiring the rights to complementary products, product candidates or technologies for the treatment of ophthalmic diseases. Because we expect generally that we will not engage directly in early stage research and drug discovery, the future growth of our business will depend significantly on our ability to in-license or acquire the rights to approved products, additional product candidates or technologies. However, we may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties. The in-licensing and acquisition of pharmaceutical products is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire products, product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We face an inherent risk of product liability exposure related to the testing of Fovista, Zimura and any other product candidate that we develop in human clinical trials and we and our commercialization partners will face an even greater risk if we commercially sell any products that we develop or in- license. Because our Phase 3 clinical program for Fovista involves the administration of Fovista in combination with anti-VEGF drugs, including off-label use by intravitreal injection of Avastin provided by us, we also face an inherent risk of product liability exposure related to the testing of such anti-VEGF drugs. If we become subject to or otherwise cannot successfully defend ourselves against claims that our product candidates, anti-VEGF drugs administered in combination with our product candidates or our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently rely exclusively upon a single third-party manufacturer to provide clinical supplies of both Fovista drug substance and Zimura drug substance. We also engage a single third-party manufacturer to provide fill- finish services for clinical supplies of both Fovista and Zimura. Other than our agreement with Agilent Technologies with respect to our clinical supply of Fovista drug substance, we obtain these supplies and services from each of these manufacturers on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for either Fovista or Zimura or for fill-finish services. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for Fovista or Zimura or for fill-finish services. The prices at which we are able to obtain supplies of drug substance for Fovista or Zimura and fill-finish services may vary substantially over time and adversely affect our financial results. Furthermore, we currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill-finish of each of Fovista and Zimura.

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

The last to expire of the U.S. patent rights covering the composition of matter of Fovista is expected to expire in 2017. Such expiration date is not long after the date by which we expect Fovista to be commercialized in the United States if we obtain marketing approval and may even be prior to such date. We own an issued U.S. patent covering methods of treating wet AMD with Fovista in combination with Avastin or Lucentis, which is expected to expire in 2024. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch- Waxman Act, permits a patent restoration term of up to five years as partial compensation for patent term effectively lost during product development and the FDA regulatory review process occurring after the issuance of a patent. We may be able to obtain a patent term extension for one of these U.S. patents. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term or scope of any such extension is less than we request, any period during which we have the right to exclusively market our product will be shorter than we would otherwise expect, and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same API as Fovista, Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Fovista, Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Fovista, Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same API as Fovista, Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any other of our patents covering Fovista’s or Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off- label use of such competitors’ products containing the same API as Fovista or Zimura in combination with any anti-VEGF drug, even if such use infringes any of our method-of-treatment patents.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of Fovista, Zimura or any other product candidate that we may develop, restrict or regulate post- approval activities and affect our and our commercialization partners’ ability to generate revenue from, sell profitably or commercialize any product candidates, including Fovista and Zimura, for which we or they obtain marketing approval or products that we may develop or in-license. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we or our commercialization partners receive for any approved product.

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

PART II

Item 6.  Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K/A and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K/A. We have derived the statements of operations data and the balance sheet data appearing below from our audited financial statements included elsewhere in this Annual Report on Form 10-K/A or from other audited financial statements appearing in filings made with the Securities and Exchange Commission, all of which have been audited by Ernst & Young LLP, an independent registered public accounting firm. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Year Ended December 31,
	2014 (Restated)(1)	2013	2012	2011
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$41,259	$—	$—	$—
Operating Expenses:
Research and development	88,385	33,215	6,792	13,896
General and administrative	33,387	14,210	6,889	5,738
Total operating expenses	121,772	47,425	13,681	19,634
Loss from operations	(80,513)	(47,425)	(13,681)	(19,634)
Interest (expense) income	217	(1,454)	(507)	2
Loss on extinguishment of debt	—	(1,091)	—	—
Other loss	—	(1,175)	(374)	(30)
Net loss before income tax provision	(80,296)	(51,145)	(14,562)	(19,662)
Income tax provision (benefit) (1)	36,476	—	—	(1,029)
Net loss (1)	(116,772)	(51,145)	(14,562)	(18,633)
Add: accretion of preferred stock dividends	—	(5,891)	(7,063)	(6,838)
Net loss attributable to common stockholders (1)	$(116,772)	$(57,036)	$(21,625)	$(25,471)
Net loss attributable to common stockholders per share:
Basic and diluted(1)	$(3.51)	$(6.34)	$(14.89)	$(18.27)
Weighted average common shares outstanding:
Basic and diluted	33,258	9,003	1,452	1,394

	As of December 31,
	2014 (Restated)(1)	2013	2012	2011
	(in thousands)
Balance sheet data:
Cash, cash equivalents and available for sale securities	$463,560	$210,596	$4,304	$6,396
Deferred tax asset (1)	$50	$—	$—	$—
Total current assets (1)	$473,382	$217,400	$4,837	$7,497
Deferred tax assets, non-current (1)	$4,467	$—	$—	$—
Total assets(1)	$479,786	$217,682	$4,879	$7,728
Deferred revenue	$209,624	$—	$—	$—
Royalty purchase liability	$125,000	$41,667	$—	$—
Total liabilities	$351,249	$47,962	$14,410	$3,338
Preferred stock	$—	$—	$113,939	$106,877
Additional paid-in capital	$428,390	$352,739	$—	$—
Accumulated deficit(1)	$(299,822)	$(183,050)	$(126,471)	$(105,488)
Total stockholders’ equity (deficit)(1)	$128,537	$169,720	$(123,470)	$(102,487)
Total liabilities and stockholder’ equity (deficit) (1)	$479,786	$217,682	$4,879	$7,728

(1)         Amounts have been restated to correct errors in the accounting for valuation allowances related to deferred tax assets as described in Note 18 of our financial statements for the year ended December 31, 2014 contained elsewhere in this Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K/A, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K/A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Restatement of Previously Issued Financial Statements

Financial data when presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes the effect of the restatement of our balance sheets and our statements of operations as of and for the three and six months ended June 30, 2014, as of and for the three and nine months ended September 30, 2014, as of and for the three months and year ended December 31, 2014, as described in Notes 2, 4, 10, 17 and 18 to our audited financial statements appearing elsewhere in this Annual Report. The following tables summarize the effect of the restatement by major financial statement line item for these periods. The restatement reflected below did not impact our cash position or operating results.

Balance Sheet

	June 30, 2014		September 30, 2014		December 31, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)
Deferred tax assets	$837	$—	$1,069	$49	$293	$50
Total current assets	$442,155	$441,318	$462,644	$461,624	$473,625	$473,382
Deferred tax assets, non- current	$19,635	$—	$26,187	$4,404	$22,808	$4,467
Total assets	$478,126	$457,654	$490,486	$467,683	$498,370	$479,786
Income taxes payable	$29,540	$29,559	$7,785	$7,785	$—	$—
Total current liabilities	$35,362	$35,381	$24,039	$24,039	$19,831	$19,831
Total liabilities	$318,695	$318,714	$314,591	$314,591	$351,249	$351,249
Accumulated deficit	$(256,231)	$(276,722)	$(245,367)	$(268,170)	$(281,238)	$(299,822)
Total stockholders’ equity	$159,431	$138,940	$175,895	$153,092	$147,121	$128,537
Total liabilities and stockholders’ equity	$478,126	$457,654	$490,486	$467,683	$498,370	$479,786

Statements of Operations

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)
Income tax provision	$10,294	$30,785	$10,294	$30,785
Net loss	$(52,499)	$(72,990)	$(73,181)	$(93,672)
Basic loss per common share	$(1.57)	$(2.19)	$(2.23)	$(2.85)
Diluted loss per common share	$(1.57)	$(2.19)	$(2.23)	$(2.85)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)
Income tax provision	$2,867	$5,179	$13,161	$35,964
Net income (loss)	$10,864	$8,552	$(62,317)	$(85,120)
Basic earnings (loss) per common share	$0.32	$0.26	$(1.88)	$(2.57)
Diluted earnings (loss) per common share	$0.31	$0.25	$(1.88)	$(2.57)

	Three Months Ended December 31, 2014		Year Ended December 31, 2014
	As Reported	As Restated	As Reported	As Restated
	(unaudited)
Income tax provision	$4,731	$512	$17,892	$36,476
Net loss	$(35,871)	$(31,652)	$(98,188)	$(116,772)
Basic loss per common share	$(1.06)	$(0.94)	$(2.95)	$(3.51)
Diluted loss per common share	$(1.06)	$(0.94)	$(2.95)	$(3.51)

Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2014		Three Months Ended September 30, 2014
	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)
Net income (loss)	$(52,499)	$(72,990)	$10,864	$8,552
Comprehensive income (loss)	$(52,492)	$(72,983)	$10,874	$8,562

	Six Months Ended June 30, 2014		Nine Months Ended September 30, 2014		Year Ended December 31, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)		(unaudited)
Net loss	$(73,181)	$(93,672)	$(62,317)	$(85,120)	$(98,188)	$(116,772)
Comprehensive loss	$(73,156)	$(93,647)	$(62,282)	$(85,085)	$(98,253)	$(116,837)

Statement of Cash Flows

	Six Months Ended June 30, 2014		Nine Months Ended September 30, 2014		Year Ended December 31, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)		(unaudited)
Net loss	$(73,181)	$(93,672)	$(62,317)	$(85,120)	$(98,188)	$(116,772)
Deferred income taxes	$(19,246)	$1,226	$(24,947)	$(2,144)	$(18,798)	$(214)
Income taxes payable	$29,540	$29,559	$7,785	$7,785	$—	$—

The restatement did not have any effect on the previously reported amounts of total operating, investing or financing cash flows in our statements of cash flows for the six months ended June 30, 2014, the nine months ended September 30, 2014, and the year ended December 31, 2014.

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

We plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy in the second half of 2015. We also initiated in late 2014 a very small, open-label Phase 2 trial investigating Zimura administered in combination with anti- VEGF therapy for the treatment of polypoidal choroidal vasculopathy, or PCV, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy has failed.

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. Our net loss was $116.8 million for the year ended December 31, 2014, and $51.1 million for the year ended December 31, 2013. As of December 31, 2014, we had an accumulated deficit of $299.8 million. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and the Novartis Agreement. We received net proceeds from the initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement and a $50.0 million enrollment-based milestone payment from Novartis in October 2014. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements. We made income tax payments of $40.2 million during the year ended December 31, 2014. These payments relate to estimated taxable income that resulted from the receipt of the $250.0 million in upfront and milestone payments from Novartis and $83.3 million in proceeds from the Novo Agreement in 2014.

We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We expect our expenses to continue to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program for the treatment of wet AMD. We plan to enroll a total of 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for both the treatment of geographic atrophy, a form of dry AMD, and in combination with anti-VEGF therapy and, potentially, Fovista, for the treatment of anti- VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. We expect these expenses to increase as patient enrollment increases in these clinical trials and as we manufacture validation production batches of API and drug product for Fovista. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. Furthermore, we are incurring and will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

See the “Liquidity and Capital Resources” section on page 54 of this Annual Report on Form 10-K/A for more information regarding our current and future financial resources.

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

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K/A. Of those policies, we believe that the following accounting policies are the most critical to aid our stockholders in fully understanding and evaluating our financial condition and results of operations.

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

We apply the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation. Determining the amount of share- based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share- based awards requires that we make highly subjective assumptions.

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

Share-based compensation expense for equity grants to employees and non- employees was $13.0 million, $2.9 million, and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had $42.8 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.0 years. We expect our share- based compensation for our share-based awards to employees and non-employees to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

For the years ended December 31, 2014, 2013 and 2012, we allocated share- based compensation as follows:

	Year ended December 31,
	2014	2013	2012
Research and development	$7,594	$2,062	$412
General and administrative	5,446	809	228
Total	$13,040	$2,871	$640

Income Taxes

In each of January 2014 and November 2014, we received $41.7 million from Novo A/S under the Novo Agreement, or $83.3 million in the aggregate, which will be reported as revenue for income tax purposes. In May 2014, we received $200.0 million from Novartis upon execution of the Novartis Agreement, a portion of which will be reported as revenue for income tax purposes. In October 2014, we received a milestone payment of $50.0 million from Novartis which will be reported as revenue for income tax purposes. As a result of these payments, and after taking into account the utilization of our federal net operating loss carry-forwards and utilization of our research and development tax credits, we expect to report taxable income for the 2014 tax year. We made income tax payments of $40.2 million during the year ended December 31, 2014. These payments relate to estimated taxable income that resulted from the payments we received from Novo A/S and Novartis in 2014. In addition, we expect that the valuation allowance on certain of our deferred tax assets will be released, where appropriate. See Note 10 to our financial statements in Item 8 of this Annual Report on form 10-K/A for further information regarding our expectations with respect to our income tax provision.

JOBS Act

Prior to January 1, 2015, as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we were entitled to take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Prior to January 1, 2015, we elected to delay our adoption of such new or revised accounting standards. As a result of this election, our financial statements for periods prior to January 1, 2015, may not be comparable to the financial statements of other public companies. Commencing in January 1, 2015, we no longer qualify for such status and, as such, we will comply with all new or revised accounting standards applicable to other public companies. We do not expect this change in status to have a material impact on our 2015 financial position or results of operations.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	Years ended December 31,
	2014 (Restated)	2013	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$41,259	$—	$41,259
Operating Expenses:
Research and development	88,385	33,215	55,170
General and administrative	33,387	14,210	19,177
Total operating expenses	121,772	47,425	74,347
Loss from operations	(80,513)	(47,425)	33,088
Interest income (expense)	217	(1,454)	1,671
Loss on extinguishment of debt	—	(1,091)	(1,091)
Other loss	—	(1,175)	(1,175)
Net loss before income tax provision	(80,296)	(51,145)	29,151
Income tax provision	36,476	—	36,476
Net loss	(116,772)	(51,145)	65,627
Add: accretion of preferred stock dividends	—	(5,891)	(5,891)
Net loss attributable to common stockholders	$(116,772)	$(57,036)	$59,736

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

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2014 were $33.4 million, an increase of $19.2 million compared to $14.2 million for the year ended December 31, 2013. The increase was primarily due to an increase in costs to support the expansion of the Company’s operations, including our public company infrastructure, and relates to the hiring of additional management and corporate staffing, professional services and consulting fees, increased share-based compensation, and costs related to an executive retirement and other one-time post-employment costs.

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

Provision for Income Taxes

The provision for income taxes recorded for the year ended December 31, 2014 was $36.5 million. This primarily relates to the payments we received from Novartis and Novo A/S in 2014, a significant portion of which contributed to an increase in taxable income for 2014. For the year ended December 31, 2013, we did not record a provision for income taxes due to our significant operating losses.

Comparison of Years Ended December 31, 2013 and 2012

	Years ended December 31,		Increase
	2013	2012	(Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$—	$—	$—
Operating Expenses:
Research and development	33,215	6,792	26,423
General and administrative	14,210	6,889	7,321
Total operating expenses	47,425	13,681	33,744
Loss from operations	(47,425)	(13,681)	33,744
Interest expense, net	(1,454)	(507)	947
Loss on extinguishment of debt	(1,091)	—	1,091
Other loss	(1,175)	(374)	801
Net loss before income tax provision	(51,145)	(14,562)	36,583
Income tax provision	—	—	—
Net loss	(51,145)	(14,562)	36,583
Add: accretion of preferred stock dividends	(5,891)	(7,063)	(1,172)
Net loss attributable to common stockholders	$(57,036)	$(21,625)	$35,411

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

As of December 31, 2014, we had cash, cash equivalents, and available for sale securities totaling $463.6 million and no debt. We primarily invest our cash and cash equivalents in U.S. Treasury securities and money market funds that invest in U.S. Treasury securities. The following table shows a summary of our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014 (Restated)	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating Activities	$111,088	$(48,775)	$(13,104)
Investing Activities	(427,817)	(5)	—
Financing Activities	145,947	255,072	11,012
Net change in cash and cash equivalents	$(170,782)	$206,292	$(2,092)

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

•                  Under a license, manufacturing and supply agreement with Nektar Therapeutics, or Nektar, for specified pegylation reagents used to manufacture Fovista, we are obligated to make future payments to Nektar of up to an aggregate of $6.5 million if we achieve specified clinical and regulatory milestones, and an additional payment of $3.0 million if we achieve a specified commercial milestone with respect to Fovista. We are obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product we successfully commercialize, with the royalty percentage determined by our level of licensed product sales and the extent of patent coverage for the licensed product and whether we have granted a third- party commercialization rights to the licensed product. In June 2014, we paid Nektar $19.8 million in connection with our entry into the Novartis Agreement.

•                  Under the Novo Agreement, with respect to Fovista, we will be obligated to pay Novo A/S a mid-single-digit percentage royalty based on worldwide sales of Fovista. See “Note 7—Financing Agreement with Novo A/S” above for further information about Novo Agreement.

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

Item 8.  Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-29 of this Annual Report on Form 10-K/A.

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

In our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, our management concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level. Based on a re-evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting discussed in detail below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.  In July 2015, we determined that we overstated the net deferred tax asset recorded on our balance sheets and understated the income tax provision on our statements of operations as of and for the periods ending June 30, 2014, September 30, 2014 and December 31, 2014. Management believes that this situation revealed a material weakness in internal controls related to technical accounting expertise over the accounting for deferred tax assets and income tax accounting in general.

This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2014, in order to restate the financial statement for the year ended December 31, 2014 and to restate the financial information for the second, third and fourth quarters of 2014.  As a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2014.

We are in the process of remediating the material weakness in internal control over financial reporting referred to above by designing and implementing new procedures as they relate to our accounting for deferred tax assets, as well as hiring or engaging additional resources with technical accounting expertise in the area of tax accounting and reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ophthotech Corporation

We have audited Ophthotech Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ophthotech Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 2, 2015, we expressed an unqualified opinion that Ophthotech Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to technical accounting expertise over the accounting for deferred tax assets and income tax accounting in general, and has further concluded that such deficiency represented a material weakness as of December 31, 2014. As a result, management has revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, to conclude that Ophthotech Corporation’s internal control over financial reporting was not effective as of December 31, 2014. Accordingly, our present opinion on the effectiveness of Ophthotech Corporation’s internal control over financial reporting as of December 31, 2014, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s accounting for valuation allowances related to deferred tax assets. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Ophthotech Corporation as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014  financial statements, and this report does not affect our report dated March 2, 2015, except for Note 18, as to which the date is July 28, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ophthotech Corporation has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 2, 2015, except for the effect of

the material weakness described in the sixth

paragraph above, as to which the date is

July 28, 2015

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described above, in July 2015, our management identified a material weakness in our internal control over financial reporting that resulted in a change in management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following financial statements are filed as part of this Annual Report on Form 10-K/A:

No financial statement schedules have been filed as part of this Annual Report on Form 10-K/A because they are not applicable, not required or because the information is otherwise included in our financial statements or notes thereto.

The exhibits filed as part of this Annual Report on Form 10-K/A are set forth on the Exhibit Index immediately following our financial statements. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2015

OPHTHOTECH CORPORATION

By:	/s/ DAVID R. GUYER
David R. Guyer, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID R. GUYER	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	July 28, 2015
David R. Guyer, M.D.

/s/ MICHAEL G. ATIEH	Chief Financial and Business Officer (principal financial and accounting officer)	July 28, 2015
Michael G. Atieh

OPHTHOTECH CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Ophthotech Corporation

We have audited the accompanying balance sheets of Ophthotech Corporation (the Company) as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 18 to the  financial statements, the accompanying  balance sheet as of December 31, 2014, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014 have been restated to correct errors in the accounting for valuation allowances related to deferred tax assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ophthotech Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2015, except for the effect of the material weakness described in the sixth paragraph of that report, as to which the date is July 28, 2015, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 2, 2015, except for Note 18,

as to which the date is

July 28, 2015

Ophthotech Corporation

Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014 (Restated)	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$39,814	$210,596
Due from Novartis Pharma, AG	960	—
Available for sale securities	423,746	—
Prepaid expenses and other current assets	8,812	6,804
Deferred tax assets	50	—
Total current assets	473,382	217,400
Property and equipment, net	1,555	27
Deferred tax assets, non-current	4,467	—
Security deposits	282	255
Other assets	100	—
Total assets	$479,786	$217,682
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$8,707	$3,810
Accrued research and development expenses	7,918	2,485
Deferred revenue	3,206	—
Total current liabilities	19,831	6,295
Deferred revenue, long-term	206,418	—
Royalty purchase liability	125,000	41,667
Total liabilities	351,249	47,962
Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 33,994,520 and 31,413,208 shares issued and outstanding at December 31, 2014 and 2013, respectively	34	31
Additional paid-in capital	428,390	352,739
Accumulated deficit	(299,822)	(183,050)
Accumulated other comprehensive loss	(65)	—
Total stockholders’ equity	128,537	169,720
Total liabilities and stockholders’ equity	$479,786	$217,682

The accompanying notes are an integral part of these financial statements.

Ophthotech Corporation

Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2014 (Restated)	2013	2012

Collaboration revenue	$41,259	$—	$—
Costs and expenses:
Research and development	88,385	33,215	6,792
General and administrative	33,387	14,210	6,889
Total costs and expenses	121,772	47,425	13,681
Loss from operations	(80,513)	(47,425)	(13,681)
Interest income (expense)	217	(1,454)	(507)
Loss on extinguishment of debt	—	(1,091)	—
Other loss	—	(1,175)	(374)
Loss before income tax provision	(80,296)	(51,145)	(14,562)
Income tax provision	36,476	—	—
Net loss	(116,772)	(51,145)	(14,562)
Add: accretion of preferred stock dividends	—	(5,891)	(7,063)
Net loss attributable to common stockholders	$(116,772)	$(57,036)	$(21,625)
Net loss attributable to common stockholders per share :
Basic and diluted	$(3.51)	$(6.34)	$(14.89)
Weighted average common shares outstanding:
Basic and diluted	33,258	9,003	1,452

The accompanying notes are an integral part of these financial statements.

Ophthotech Corporation

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2014 (Restated)	2013	2012

Net loss	$(116,772)	$(51,145)	$(14,562)
Other comprehensive loss:
Unrealized loss on available for sale securities, net of taxes	(65)	—	—
Other comprehensive loss	(65)	—	—
Comprehensive loss	$(116,837)	$(51,145)	$(14,562)

The accompanying notes are an integral part of these financial statements.

Ophthotech Corporation

Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Junior Series A Preferred Stock		Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Total

Balance at December 31, 2011	3,000	$3,000	1,451	$1	$—	$(105,488)	$—	$(102,487)
Issuance of common stock	—	—	19	—	2	—	—	2
Share-based compensation	—	—	—	—	640	—	—	640
Preferred Stock dividends	—	—	—	—	(642)	(6,421)	—	(7,063)
Net loss	—	—	—	—	—	(14,562)	—	(14,562)
Balance at December 31, 2012	3,000	$3,000	1,470	$1	$—	$(126,471)	$—	$(123,470)
Issuance of common stock upon conversion of Series A, A-1, B, B-1 and C preferred stock	—	—	21,038	21	174,310	—	—	174,331
Issuance of common stock from initial public offering, net	—	—	8,740	9	175,546	—	—	175,555
Issuance of common stock upon conversion of Junior Series A Preferred Stock	(3,000)	(3,000)	—	—	—	—	—	(3,000)
Reclassification of warrant liability	—	—	—	—	2,179	—	—	2,179
Reclassification of preferred stock issuance costs	—	—	—	—	(1,804)	—	—	(1,804)
Exercise of stock options and warrants			165	—	94	—	—	94
Share-based compensation	—	—	—	—	2,871	—	—	2,871
Preferred Stock dividends	—	—	—	—	(457)	(5,434)	—	(5,891)
Net loss	—	—	—	—	—	(51,145)	—	(51,145)
Balance at December 31, 2013	—	$—	31,413	$31	$352,739	$(183,050)	$—	$169,720
Exercise of stock options and warrants	—	—	682	1	2,948	—	—	2,949
Issuance from follow-on public offering, net	—	—	1,900	2	55,407	—	—	55,409
Share-based compensation	—	—	—	—	13,040	—	—	13,040
Excess tax benefit from share-based compensation					4,256	—	—	4,256
Net loss (Restated)	—	—	—	—	—	(116,772)	—	(116,772)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(65)	(65)
Balance at December 31, 2014 (Restated)	—	$—	33,995	$34	$428,390	$(299,822)	$(65)	$128,537

The accompanying notes are an integral part of these financial statements.

Ophthotech Corporation

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2014 (Restated)	2013	2012

Operating Activities
Net loss	$(116,772)	$(51,145)	$(14,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	127	20	31
Amortization of debt issuance costs	—	88	47
Accretion of debt discount	—	87	59
Amortization of premium and discounts on investment securities	2,024	—	—
Non-cash change in fair value of warrant liability	—	1,181	366
Loss on extinguishment of debt	—	1,091	—
Deferred income taxes	(214)	—	—
Share-based compensation	13,040	2,871	640
Excess tax benefits from share-based compensation	(4,256)	—	—
Changes in operating assets and liabilities:
Due from Novartis Pharma, AG	(960)	—	—
Prepaid expense and other current assets	(2,008)	(6,761)	21
Accrued interest receivable	280	—	—
Security deposits	(27)	(96)	—
Other assets	(100)	—	1,036
Accrued research and development expenses	5,433	1,472	(485)
Accounts payable and accrued expenses	4,897	2,417	(257)
Deferred revenue	209,624	—	—
Net cash provided by (used in) operating activities	111,088	(48,775)	(13,104)
Investing Activities
Purchase of marketable securities	(597,762)	—	—
Maturities of marketable securities	171,600	—	—
Purchase of property and equipment	(1,655)	(5)	—
Net cash used in investing activities	(427,817)	(5)	—
Financing Activities
Payment of debt issuance costs	—	(43)	(377)
Proceeds from stock option/warrant exercises	2,949	94	2
Proceeds from follow-on public offering, net	55,409	—	—
Proceeds from initial public offering, net	—	175,555	—
Excess tax benefits from share-based compensation	4,256	—	—
Repayment of venture debt facility, net	—	(11,900)	11,387
Proceeds from issuance of preferred stock, net	—	49,699	—
Proceeds from royalty purchase agreement	83,333	41,667	—
Net cash provided by financing activities	145,947	255,072	11,012
Net change in cash and cash equivalents	(170,782)	206,292	(2,092)
Cash and cash equivalents
Beginning of period	210,596	4,304	6,396
End of period	$39,814	$210,596	$4,304
Supplemental disclosure of cash paid
Interest	$—	$1,523	$437
Income Taxes	$40,159	$—	$—
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized loss in marketable securities, net of tax	$(65)	$—	$—
Supplemental disclosures of cash flow information
Conversion of preferred stock to common stock upon completion of IPO	$—	$174,310	$—
Accreted dividends on Series A, Series A-1, Series of B, B-1 and Series C Preferred Stock	$—	$5,891	$7,063

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

2. Summary of Significant Accounting Policies

Restatement of Previously Issued Financial Statements

As discussed in Note 18 to the Company’s financial statements, subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company and the Audit Committee of the Board of Directors concluded that the Company should restate its balance sheets as of June 30, 2014, September 30, 2014 and December 31, 2014, and its statements of operations, comprehensive loss, cash flows and changes in stockholders’ equity (deficit) for the periods ended June 30, 2014, September 30, 2014 and December 31, 2014 to correct the following. In the second quarter of 2014, the Company recorded an income tax benefit by reducing a portion of its valuation allowance against its gross deferred tax assets. In determining the amount of the valuation allowance release, the Company considered anticipated 2015 tax losses which would generate a refund of a portion of federal income taxes paid in 2014. The Company has now determined that, as a matter of accounting principle, the net deferred tax asset recorded on its balance sheets was overstated and the income tax provision on its statements of operations was understated as of and for the periods ended June 30, 2014, September 30, 2014 and December 31, 2014. The Company’s cash position and operating expenses are not affected. The restatement has no effect on amounts reported in periods prior to the quarter ended June 30, 2014.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

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

Revenue Recognition

Collaboration Revenue

Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an up-front payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma, AG , (the “Novartis Agreement”), which has not been recorded as revenue due to certain contingencies associated with the payment. In September 2014, the Company achieved a $50.0 million enrollment-based milestone under the Novartis Agreement. The Company recognized revenue of approximately $41.3 million during the year ended December 31, 2014. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the years ended December 2014, 2013 and 2012:

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

The Company anticipates that it will continue to incur significant research and development expenses in connection with conducting its pivotal Phase 3 clinical program for Fovista and if such trials are successful, seeking marketing approval for Fovista. The Company also anticipates that its research and development expenses will increase as a result of its plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura in patients with geographic atrophy in the second half of 2015, the very small Phase 2 trial recently commenced investigating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, and the planned Phase 2 study of Zimura in combination with anti-VEGF therapy and Fovista for the treatment of anti-VEGF resistant wet AMD patients who are believed to have complement mediated inflammation. In addition, the Company also expects its research and development expenses to increase as it further evaluates the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF drugs, and in other ophthalmic diseases and conditions with unmet medical need. The Company expects these expenses to increase as patient enrollment increases in these trials.

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

JOBS Act

Prior to January 1, 2015, as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company was able to take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Prior to January 1, 2015, the Company elected to delay its adoption of such new or revised accounting standards. As a result of this election, the Company’s financial statements for the periods prior to January 1, 2015 may not be comparable to the financial statements of other public companies. Commencing January 1, 2015, the Company no longer qualifies for such status and, as such, it will comply with all new or revised accounting standards applicable to other public companies. The Company does not expect this change in status to have a material impact on its 2015 financial position or results of operations.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810 Consolidation” (“ASU 2014-10”). The objective of the amendments in ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and elected early adoption of ASU 2014-10 for its quarterly filing on Form 10-Q for the three and six months ended June 30, 2014. The adoption of ASU 2014-10 did not have a material impact on the Company’s financial statements.

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

	Year ended December 31,
	2014 (Restated)	2013	2012
Basic and diluted net loss per common share calculation:
Net loss	$(116,772)	$(51,145)	$(14,562)
Accretion of preferred stock dividends	—	(5,891)	(7,063)
Net loss attributable to common stockholders	$(116,772)	$(57,036)	$(21,625)
Weighted average common shares outstanding	33,258	9,003	1,452
Net loss per share of common stock - basic and diluted	$(3.51)	$(6.34)	$(14.89)

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

At December 31, 2014, the Company held available for sale securities with a fair value totaling $423.7 million. These available for sale securities consisted of U.S. Treasury securities and had maturities less than one year. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of December 31, 2014. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and it is more likely than not that the Company will recover the carrying value of these investments. Unrealized gains (losses) are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The unrealized loss, net of tax, was $0.1 million as of December 31, 2014. As of December 31, 2013, the Company did not hold any available for sale securities.

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

6. Licensing and Commercialization Agreement with Novartis Pharma AG

On May 19, 2014, the Company entered into a licensing and commercialization agreement with Novartis Pharma AG. Under the Novartis Agreement, the Company granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by the Company to manufacture, from bulk API supplied by the Company, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States (the “Novartis Territory”). The Company has agreed to use commercially reasonable efforts to complete its ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF product to which Novartis has rights, as well as a pre- filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted the Company options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. The Company and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that the Company or Novartis may conduct, including for use by the other in regulatory filings in its territory. The Company has agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from the Company, its clinical and commercial requirements for the bulk API in Fovista for use in licensed products in the Novartis Territory. The Company has agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

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

Novartis has agreed to specified limitations on its ability to in- license, acquire or commercialize any anti-PDGF product that does not contain Fovista (an “Alternative Anti-PDGF Product”) in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to the Company in the United States under specified option conditions. If the Company exercises its option, the Company will be obligated to make certain payments to Novartis, including specified milestone and royalty payments. The amounts of such payments will vary based on the product’s stage of clinical development at the time the Company exercise its option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, the Company will, subject to specified limitations, have the option to terminate the Novartis Agreement, convert Novartis’s exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis. If the Company elects to terminate the Novartis Agreement, Novartis will, subject to specified limitations, be required to pay to the Company, certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the Novartis Agreement.

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

Options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. All of the options included in the Company’s collaboration arrangement have been determined to be substantive, and none of the options are priced at a significant and incremental discount.

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

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of December 31, 2014, in accordance with ASC Topic 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

8. Product and Technology Agreements

Transferred Technology and Assumed Agreements

Under an agreement dated July 27, 2007, the Company assumed the rights and obligations related to certain patents and know-how (the “Transferred Technology”) and under certain agreements (the “Assumed Agreements”) owned and/or controlled by OSI (Eyetech), Inc. (the “Transferor”) for use in the Company’s activities in the research, development and commercial production of a product as defined in the agreement (the “Divestiture Agreement”). In consideration for the Transferred Technology and the Assumed Agreements, the Company made an upfront payment of $4.0 million to the Transferor. In addition, on August 9, 2007, the Company issued to the Transferor 3,000,000 shares of Junior Series A Preferred Stock which was valued at $1.00 per share based upon the Original Issue Price.

The Divestiture Agreement also entitles the Transferor to significant payments from the Company upon achievement of certain milestones, and to royalties on the Company’s net sales of Products, as defined, and on terms set forth in the Divestiture Agreement.

The Divestiture Agreement may be terminated by either party in the event of the other party’s insolvency or material breach (following a specified cure period). Unless terminated earlier by the Company or the Transferor, the Divestiture Agreement will remain in effect until the Company no longer has any financial obligations to the Transferor, after which the rights granted to the Company under the Divestiture Agreement will become perpetual and fully paid-up.

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

The Assumed Agreements include a license, manufacturing and supply agreement (the “Supply Agreement”) with Nektar Therapeutics, AL (the “Supplier”) for a reagent linked with the active ingredient in the Company’s lead product candidate. Prior to the Company’s assumption of the Supply Agreement in 2007, the Transferor paid the Supplier approximately $0.3 million under the Supply Agreement. The Company has paid the Supplier an aggregate of approximately $21.5 million in milestone payments under the Supply Agreement, $19.8 million of which was paid and charged to research and development expense during the year ended December 31, 2014. Under the Supply Agreement, the Company is obligated to make certain milestone payments to the Supplier, as well as tiered royalties based on certain percentages of net sales. See “Note 13—Commitments and Contingencies” below.

The Supply Agreement, unless earlier terminated by either party, will expire upon the expiration of the Company’s obligation to pay royalties to the Supplier on net sales of licensed products. The Supply Agreement may be terminated by either party in the event of the other party’s material breach (following a specified cure period). The Company may terminate the Supply Agreement, without cause, effective at the end of a specified period following written notice to the Supplier, in which event the Company will be obligated to pay the Supplier specified termination fees and reimburse the Supplier for certain costs.

License Agreements

The Assumed Agreements also included an agreement with Archemix Corp. (the “Licensor”) for the Company’s acquisition of an exclusive royalty-bearing license over certain patent rights and technology owned and/or controlled by the Licensor (the “PDGF License”) for use in the Company’s activities in the research, development and commercial production of pharmaceutical products related to anti-PDGF aptamers (the “PDGF Licensed Products”) as contemplated in the agreement (the “PDGF Agreement”). In addition, on July 31, 2007, the Company also entered into an agreement with the Licensor for the Company’s acquisition of an exclusive royalty-bearing license over certain patent rights and technology owned and/or controlled by the Licensor (the “C5 License” and together with the PDGF License, the “Licenses”) for use in the Company’s activities in the research, development and commercial production of pharmaceutical products related to Zimura, formerly known as ARC1905 (the “C5 Licensed Product”), as contemplated in the agreement (the “C5 License Agreement” and together with the PDGF License Agreement, the “License Agreements”). In consideration of the Licenses, the Company paid the Licensor aggregate upfront fees of $1.0 million and, on August 9, 2007, issued to the Licensor an aggregate of 2,000,000 shares of Series A-1 Preferred Stock which was valued at $1.00 per share based on the cash price paid by the Series A Investors for similar shares on the same date.

The Licensor is also entitled to certain regulatory milestone payments and sales milestone payments under the License Agreements.

On September 12, 2011, the License Agreements, were amended to cover expanded licenses for all indications outside of the ophthalmic field (as defined in the amended license agreements (the “Amended License Agreements”)). Upon the execution of the Amended License Agreements, the Company issued 500,000 shares of Series B-1 Preferred Stock to the Licensor. The Series B-1 Preferred Stock was valued at $1.00 per share based upon the Original Issue Price, which was deemed to be fair value as of the date of this transaction.

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

Either of the Amended License Agreements may be terminated by either party in the event of the other party’s material breach (following a specified cure period). The Licensor may also terminate each of the Amended License Agreements, or may convert the Company’s exclusive licenses to non-exclusive licenses, if the Company challenges or assists a third party in challenging the validity or enforceability of any of the patents licensed under the applicable Amended License Agreement. The Company may terminate each of the Amended License Agreements at any time and for any or no reason effective at the end of a specified period following written notice to the Licensor.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2014 (Restated)	2013	2012
Percent of pre-tax income:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.8%	—	0.0%
Permanent items	2.3%	(2.2)%	(1.0)%
Research and development credit	—	2.7%	1.0%
Change in valuation allowance	(89.5)%	(35.5)%	(35.0)%
Effective income tax rate	(45.4)%	0.0%	0.0%

The components of income tax expense are as follows:

	Years ended December 31,
	2014 (Restated)	2013	2012

Current:
Federal	$29,505	$—	$—
State	11,440	—	—
Deferred:
Federal	(4,469)	—	—
State	—	—	—
Income tax expense	$36,476	$—	$—

Significant components of the Company’s deferred tax assets (liabilities) for 2014 and 2013 consist of the following:

	As of December 31,
	2014 (Restated)	2013

Deferred tax assets (liabilities)
Deferred revenue	$120,611	$16,667
License and technology payments	14,251	6,407
Share-based compensation	5,679	1,396
Accrued Expenses	442	—
Depreciation	(328)	(7)
Federal net operating loss carryforwards	—	30,084
State and local net operating loss carryforwards	—	5,026
Federal research and development credit carryforwards	—	2,966
State research and development credit carryforwards	—	1,483
Deferred income tax assets	140,655	64,022
Valuation allowance	(136,138)	(64,022)
Net deferred tax assets	$4,517	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryback losses to previous years in which the Company had taxable income. In connection with the $83.3 million the Company received from Novo A/S in 2014 under the Novo Agreement, the $200.0 million the Company received from Novartis in May 2014, a portion of which has been deferred for income tax purposes, and the $50.0 million enrollment-based milestone payment the Company earned in September 2014 under the Novartis Agreement, the Company expects to have taxable income in 2014, after taking into account the utilization of its federal net operating losses from prior years and the utilization of its research and development tax credits. As such, the Company made income tax payments of $40.2 million during the year ended December 31, 2014. Due to the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowance was approximately $136.1 million and $64.0 million as of December 31, 2014 and 2013, respectively, representing an increase of $72.1 million.

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

As further described in Note 18, the Company restated its balance sheets and statements of operations as of and for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014 and as of and for the year ended December 31, 2014 to reflect the correction of its accounting for valuation allowances related to deferred tax assets. See Note 18 for a summary of the effect of the restatement by major financial statement line items as of these dates and for these periods. The restatement has no effect on any amount reported in the periods prior to June 30, 2014.

11. Operating Leases

The Company leases office spaces located in Princeton, New Jersey and New York, New York under operating lease arrangements. The Company’s Princeton, New Jersey office space lease expires in January 2019, whereas the Company’s New York, New York office space lease expires in February 2020. Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2014, are as follows:

2015	$1,562
2016	1,629
2017	1,669
2018	1,700
2019	1,499
Thereafter	239
Total	$8,298

Rent expense is calculated on the straight-line basis and amounted to $1.0 million, $0.5 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

12. Security Deposits

Security deposits consist of amounts required to secure the Company’s performance of its obligations under the operating leases for its New Jersey and New York offices. Such amounts were approximately $0.3 million as of December 31, 2014 and 2013, respectively.

13. Commitments and Contingencies

Under various agreements, the Company may be required to pay royalties and make milestone payments. These agreements include the following:

•                  Under the Company’s acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC., or OSI Pharmaceuticals, a subsidiary of Astellas US, LLC, for rights to particular anti-PDGF aptamers, including Fovista, the Company is obligated to pay to OSI Pharmaceuticals future one-time payments of $12.0 million in the aggregate upon marketing approval in the United States and the European Union of a covered anti-PDGF product. The Company is also obligated to pay to OSI Pharmaceuticals a royalty at a low single-digit percentage of net sales of any covered anti-PDGF product the Company successfully commercializes.

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

•                  Under a license, manufacturing and supply agreement with Nektar Therapeutics, or Nektar, for specified pegylation reagents used to manufacture Fovista, the Company is obligated to make future payments to Nektar of up to an aggregate of $6.5 million if the Company achieves specified clinical and regulatory milestones, and an additional payment of $3.0 million if the Company achieves a specified commercial milestone with respect to Fovista. The Company is obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product the Company successfully commercializes, with the royalty percentage determined by the Company’s level of licensed product sales and the extent of patent coverage for the licensed product and whether the Company has granted a third-party commercialization rights to the licensed product. In June 2014, the Company paid Nektar $19.8 million in connection with its entry into the Novartis Agreement.

•                  Under the Novo Agreement, with respect to Fovista, the Company will be obligated to pay Novo A/S a mid-single-digit percentage royalty based on worldwide sales of Fovista. See “Note 7—Financing Agreement with Novo A/S” above for further information about Novo Agreement.

•                  Under the clinical supply agreement with Agilent Technologies, Inc., Agilent has agreed to manufacture and supply to the Company, and the Company has agreed to purchase from Agilent, a specified percentage of its clinical requirements in specified jurisdictions of the active pharmaceutical ingredient in the Company’s product candidate Fovista. The Company’s agreement with Agilent has an initial five year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the Agreement. The Agreement provides for pricing structured on a tiered basis with the price reduced as the volume ordered increases. The Company may terminate the agreement or any statement of work thereunder upon 12 months prior written notice to Agilent.

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

In addition, in the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of the Company’s research and development and manufacturing activities. Expenditures to CROs represent a significant cost in clinical development. The Company can elect to discontinue the work under these agreements at any time. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

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

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the years ended December 31, 2014, 2013 and 2012, respectively, were as follows:

	Year ended December 31,
	2014	2013	2012
Cash Proceeds from options exercised	$2,949	$94	$2
Aggregate intrinsic value of options exercised	$21,646	$4,545	$28

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

15. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company’s matching contributions to employees totaled approximately $0.2 million during the year ended December 31, 2014. The Company did not match any of the employee contributions during the years ended December 31, 2013 and 2012.

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

17. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	2014
	March 31	June 30 (Restated)	September 30 (Restated)	December 31 (Restated)

Collaboration revenue	$—	$—	$39,575	$1,684
Research and development expenses	14,377	34,707	17,105	22,196
General and administrative expenses	6,349	7,570	8,812	10,656
Income (loss) from operations	(20,726)	(42,277)	13,658	(31,168)
Net income (loss) attributable to common stockholders	$(20,682)	$(72,990)	$8,552	$(31,652)
Basic earnings (loss) per common share	$(0.64)	$(2.19)	$0.26	$(0.94)
Diluted earnings (loss) per common share	$(0.64)	$(2.19)	$0.25	$(0.94)

	2013
	March 31	June 30	September 30	December 31
Collaboration revenue	$—	$—	$—	$—
Research and development expenses	2,390	4,345	11,101	15,379
General and administrative expenses	1,738	3,241	4,166	5,065
Loss from operations	(4,128)	(7,586)	(15,267)	(20,444)
Net loss attributable to common shareholders	$(6,361)	$(11,863)	$(18,424)	$(20,388)
Basic and diluted earnings per common share	$(4.33)	$(8.07)	$(10.26)	$(0.65)

As further described in Note 18, the Company restated its balance sheets and statements of operations as of and for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014 and as of and for the year ended December 31, 2014 to reflect the correction of its accounting for valuation allowances related to deferred tax assets. See Note 18 for a summary of the effect of the restatement by major financial statement line items as of these dates and for these periods. The restatement has no effect on any amount reported in the periods prior to June 30, 2014.

18. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company and the Audit Committee of the Board of Directors concluded that the Company should restate its balance sheet as of December 31, 2014, and its statements of operations, comprehensive loss, cash flows and changes in stockholders’ equity (deficit) for the year ended December 31, 2014 to correct the following errors:

In the second quarter of 2014, the Company recorded an income tax benefit by reducing a portion of its valuation allowance against its gross deferred tax assets.  In determining the amount of the valuation allowance release, the Company considered anticipated 2015 tax losses which would generate a refund of a portion of federal income taxes paid in 2014.  The Company has now determined that, as a matter of accounting principle, the net deferred tax asset recorded on its balance sheet was overstated and the income tax provision on its statement of operations was understated as of and for the periods ending June 30, 2014, September 30, 2014 and December 31, 2014. The Company’s cash position and operating expenses were not affected. The restatement had no effect on amounts reported in periods prior to the quarter ended June 30, 2014.

The following tables summarize the effect of the restatement by major financial statement line as of June 30, 2014 and for the three and six months ended June 30, 2014, as of September 30, 2014 and for the three and nine months ended September 30, 2014, and as of December 31, 2014 and for the three months and year ended December 31, 2014:

Balance Sheets

	June 30, 2014		September 30, 2014		December 31, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)
Deferred tax assets	$837	$—	$1,069	$49	$293	$50
Total current assets	$442,155	$441,318	$462,644	$461,624	$473,625	$473,382
Deferred tax assets, non- current	$19,635	$—	$26,187	$4,404	$22,808	$4,467
Total assets	$478,126	$457,654	$490,486	$467,683	$498,370	$479,786
Income taxes payable	$29,540	$29,559	$7,785	$7,785	$—	$—
Total current liabilities	$35,362	$35,381	$24,039	$24,039	$19,831	$19,831
Total liabilities	$318,695	$318,714	$314,591	$314,591	$351,249	$351,249
Accumulated deficit	$(256,231)	$(276,722)	$(245,367)	$(268,170)	$(281,238)	$(299,822)
Total stockholders’ equity	$159,431	$138,940	$175,895	$153,092	$147,121	$128,537
Total liabilities and stockholders’ equity	$478,126	$457,654	$490,486	$467,683	$498,370	$479,786

Statement of Operations

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)
Income tax provision	$10,294	$30,785	$10,294	$30,785
Net loss	$(52,499)	$(72,990)	$(73,181)	$(93,672)
Basic loss per common share	$(1.57)	$(2.19)	$(2.23)	$(2.85)
Diluted loss per common share	$(1.57)	$(2.19)	$(2.23)	$(2.85)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)
Income tax provision	$2,867	$5,179	$13,161	$35,964
Net income (loss)	$10,864	$8,552	$(62,317)	$(85,120)
Basic earnings (loss) per common share	$0.32	$0.26	$(1.88)	$(2.57)
Diluted earnings (loss) per common share	$0.31	$0.25	$(1.88)	$(2.57)

	Three Months Ended December 31, 2014		Year Ended December 31, 2014
	As Reported	As Restated	As Reported	As Restated
	(unaudited)
Income tax provision	$4,731	$512	$17,892	$36,476
Net loss	$(35,871)	$(31,652)	$(98,188)	$(116,772)
Basic loss per common share	$(1.06)	$(0.94)	$(2.95)	$(3.51)
Diluted loss per common share	$(1.06)	$(0.94)	$(2.95)	$(3.51)

Statement of Comprehensive Income (Loss)

	Three Months Ended June 30, 2014		Three Months Ended September 30, 2014
	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)
Net income (loss)	$(52,499)	$(72,990)	$10,864	$8,552
Comprehensive income (loss)	$(52,492)	$(72,983)	$10,874	$8,562

	Six Months Ended June 30, 2014		Nine Months Ended September 30, 2014		Year Ended December 31, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)		(unaudited)
Net loss	$(73,181)	$(93,672)	$(62,317)	$(85,120)	$(98,188)	$(116,772)
Comprehensive loss	$(73,156)	$(93,647)	$(62,282)	$(85,085)	$(98,253)	$(116,837)

Statement of Cash Flows

	Six Months Ended June 30, 2014		Nine Months Ended September 30, 2014		Year Ended December 31, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(unaudited)		(unaudited)		(unaudited)
Net loss	$(73,181)	$(93,672)	$(62,317)	$(85,120)	$(98,188)	$(116,772)
Deferred income taxes	$(19,246)	$1,226	$(24,947)	$(2,144)	$(18,798)	$(214)
Income taxes payable	$29,540	$29,559	$7,785	$7,785	$—	$—

The restatement did not have any effect on the previously reported amounts of total operating, investing, or financing cash flows in the Company’s statements of cash flows for the six months ended June 30, 2014, the nine months ended September 30, 2014 or the year ended December 31, 2014.

Financial information included in the accompanying financial statements and the notes thereto reflect the effects of the corrections described above.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1		Restated Certificate of Incorporation of the Registrant	S-1/A	333-190643	9/9/2013	3.3
3.2		Amended and Restated Bylaws of the Registrant	S-1/A	333-190643	9/9/2013	3.4
4.1		Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-190643	9/9/2013	4.1
10.1		Amended and Restated 2007 Stock Incentive Plan, as amended	S-1	333-190643	8/15/2013	10.1
10.2		Form of Incentive Stock Option Agreement under Amended and Restated 2007 Stock Incentive Plan	S-1	333-190643	8/15/2013	10.2
10.3		Form of Nonstatutory Stock Option Agreement under 2007	S-1	333-190643	8/15/2013	10.3
10.4		2013 Stock Incentive Plan	10-K		3/2/2015	10.4
10.5		Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-190643	9/9/2013	10.5
10.6		Form of Nonqualified Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-190643	9/9/2013	10.6
10.7		Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan	10-K		3/2/2015	10.7
10.8		Lease Agreement, dated as of September 30, 2007, between the Registrant and One Penn Plaza LLC, as the same has been supplemented by agreement dated March 12, 2013 and amended by the Amendment of Lease, dated as of August 30, 2013, Second Amendment to Lease, entered into on January 7, 2014, Third Amendment of Lease, dated as of April 18, 2014, and the Fourth Amendment of Lease, dated as of December 22, 2014	10-K		3/2/2015	10.8
10.9		Lease Agreement with Carnegie 214 Associates Limited Partnership, dated as of October 25, 2013	S-1	333-193681	1/31/2014	10.8
10	.10†	Divestiture Agreement, dated as of July 27, 2007, by and between the Registrant and (OSI) Eyetech, Inc.	S-1	333-190643	8/15/2013	10.9†
10	.11†

License, Manufacturing and Supply Agreement, dated as of September 30, 2006, by and between Nektar Therapeutics AL, Corporation and (OSI) Eyetech, Inc., as the same was assigned to the Registrant on July 27, 2007 and amended by Amendment No. 1 thereto, dated as of April 5, 2012, and supplemented by a letter agreement, dated as of June 20, 2013

			S-1	333-190643	8/15/2013	10.10†

			Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10	.12†

Amended and Restated Exclusive License Agreement, dated as of September 12, 2011, by and between the Registrant and Archemix Corp., as amended by Amendment No. 1 thereto dated December 20, 2011 and supplemented by a letter agreement, dated as of April 30, 2012

			S-1	333-190643	8/15/2013	10.11†
10	.13†	Amended and Restated Exclusive License Agreement, dated as of September 12, 2011, by and between the Registrant and Archemix Corp., as amended by Amendment No. 1 thereto, dated as of December 20, 2011	S-1	333-190643	8/15/2013	10.12†
10	.14†	Purchase and Sale Agreement, dated as of May 23, 2013, by and between the Registrant and Novo A/S	S-1	333-190643	8/15/2013	10.13†
10	.15+	Offer of Employment between the Registrant and David Guyer	S-1/A	333-190643	9/9/2013	10.14
10	.16+	Second Amended and Restated Employment Agreement between the Registrant and Samir Patel	S-1/A	333-190643	9/9/2013	10.15
10.17		Office Lease Agreement, dated as of August 22, 2013, by and between the Registrant and PSN Partners, L.P.	S-1/A	333-190643	9/9/2013	10.17
10	.18†	Clinical Manufacturing and Supply Agreement by and between the Registrant and Agilent Technologies, Inc. dated May 2, 2014	10-Q		8/6/2014	10.1
10	.19†	Licensing and Commercialization Agreement by and between the Registrant and Novartis Pharma AG dated May 19, 2014	10-Q		8/6/2014	10.2
10	.20+	Offer of Employment between the Registrant and Michael G. Atieh dated September 20, 2014	10-Q		11/12/2014	10.1
10	.21+	Nonstatutory Stock Option Agreement between the Registrant and Michael G. Atieh, dated September 30, 2014	10-Q		11/12/2014	10.2
10	.22+	Offer of Employment between the Registrant and Todd N. Smith dated September 29, 2014	10-K		3/2/2015	10.22
10	.23+	Nonstatutory Stock Option Agreement between the Registrant and Todd N. Smith, dated October 3, 2014	10-K		3/2/2015	10.23
10	.24†	Amendment No. 1 to the Purchase and Sale Agreement, dated as of May 23, 2013, by and between the Registrant and Novo A/S	10-K		3/2/2015	10.24
23.1		Consent of Ernst & Young LLP	10-K		3/2/2015	23.1
23.2		Consent of Ernst & Young LLP				23.2	Yes

Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
31.1		Certification of principal executive officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K		3/2/2015	31.1
31.2		Certification of principal financial officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K		3/2/2015	31.2
31.3		Certification of principal executive officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					Yes
31.4		Certification of principal financial officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					Yes
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		3/2/2015	32.2
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		3/2/2015	32.2
32.3		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Yes
32.4		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Yes
101	.INS	XBRL Instance Document.					Yes
101	.SCH	XBRL Taxonomy Extension Schema Document.					Yes
101	.CAL	XBRL Taxonomy Calculation Linkbase Document.					Yes
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					Yes
101	.LAB	XBRL Taxonomy Label Linkbase Document.					Yes
101	.PRE	XBRL Taxonomy Presentation Linkbase Document.					Yes

†                                         Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

+                                         Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.