Form 10-Q/A
period 2015-03-31
Ophthotech Corp.
filed 2015-07-28
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A (the “Amended Report”), which was originally filed with the Securities and Exchange Commission on Form 10-Q on May 11, 2015 (the “Original Report” or “Quarterly Report on Form 10-Q”), to reflect a restatement of our financial statements.

As discussed in Note 13 to our financial statements, subsequent to the issuance of the Original Report, we and the Audit Committee of our Board of Directors concluded that we should restate our balance sheets as of December 31, 2014 and March 31, 2015, and our statements of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2015 to correct the following errors:

•                  In the second quarter of 2014, we recorded an income tax benefit by reducing a portion of our valuation allowance against our gross deferred tax assets.  In determining the amount of the valuation allowance release, we considered anticipated 2015 tax losses which would generate a refund of a portion of federal income taxes paid in 2014.  We have now determined that, as a matter of accounting principle, the net deferred tax asset recorded on our balance sheets was overstated as of December 31, 2014 and March 31, 2015 and the income tax provision on our statement of operations was understated for the three months ended March 31, 2015. Our cash position and operating expenses were not affected.

For the reasons discussed above, we are filing this Amended Report in order to amend our financial statements and the following items in Part I of the Original Report to the extent necessary to correct the errors discussed above and make corresponding revisions to our financial information cited elsewhere in this Amended Report:

•                  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Item 4. Controls and Procedures

In addition, in accordance with applicable Securities and Exchange Commission rules, this Amended Report includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.3, 31.4, 32.3 and 32.4.  Other than minor conforming revisions made to the financial information contained in Part II Item 1A. Risk Factors, none of the remaining Items of our Original Report are amended hereby. Items that have not been amended have been omitted herefrom.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, May 11, 2015, and we have not updated the disclosures in the Amended Report to speak as of a later date.  All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

ii

iii

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q/A, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q/A include, among other things, statements about:

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

•                  the impact of existing and new governmental laws and regulations; and

•                  our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q/A, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q/A and the documents that we have filed as exhibits to this Quarterly Report on Form 10-QA completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q/A are made as of the date of the Orginial Report, and we do not assume any obligation to update any forward- looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OPHTHOTECH CORPORATION

Unaudited Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015 (Restated)	December 31, 2014 (Restated)

Assets
Current assets
Cash and cash equivalents	$39,568	$39,814
Due from Novartis Pharma, AG	50,249	960
Available for sale securities	393,718	423,746
Prepaid expenses and other current assets	8,900	8,812
Deferred tax assets	70	50
Total current assets	492,505	473,382
Property and equipment, net	1,563	1,555
Deferred tax assets, non-current	4,412	4,467
Security deposits	282	282
Other assets	79	100
Total assets	$498,841	$479,786

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,757	$8,707
Accrued research and development expenses	8,103	7,918
Deferred revenue	6,637	3,206
Total current liabilities	20,497	19,831
Deferred revenue, long-term	211,309	206,418
Royalty purchase liability	125,000	125,000
Total liabilities	356,806	351,249
Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 34,245,730 and 33,994,520 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	435,204	428,390
Accumulated deficit	(293,186)	(299,822)
Accumulated other comprehensive loss	(17)	(65)
Total stockholders’ equity	142,035	128,537
Total liabilities and stockholders’ equity	$498,841	$479,786

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2015 (Restated)	2014

Collaboration Revenue	$41,678	$—
Costs and expenses:
Research and development	24,557	14,377
General and administrative	9,584	6,349
Total costs and expenses	34,141	20,726
Income (loss) from operations	7,537	(20,726)
Interest income	73	44
Income (loss) before income tax provision	7,610	(20,682)
Income tax provision	974	—
Net income (loss)	$6,636	$(20,682)
Net income (loss) per common share :
Basic	$0.19	$(0.64)
Diluted	$0.19	$(0.64)
Weighted average common shares outstanding:
Basic	34,154	32,282
Diluted	35,239	32,282

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2015 (Restated)	2014

Net income (loss)	$6,636	$(20,682)
Other comprehensive income:
Unrealized gain on available for sale securities, net of taxes	48	18
Other comprehensive income	48	18
Comprehensive income (loss)	$6,684	$(20,664)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2015 (Restated)	2014

Operating Activities
Net income (loss)	$6,636	$(20,682)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	56	12
Amortization of premium and discounts on investment securities	991	—
Share-based compensation	5,054	2,729
Changes in operating assets and liabilities:
Due from Novartis Pharma, AG	(49,289)	—
Prepaid expense and other current assets	(88)	1,535
Accrued interest receivable	(447)	—
Other assets	21	—
Accrued research and development expenses	185	317
Accounts payable and accrued expenses	(2,950)	(57)
Deferred revenue	8,322	—
Net cash used in operating activities	(31,509)	(16,146)
Investing Activities
Purchase of marketable securities	(144,433)	(224,247)
Maturities of marketable securities	174,000	—
Purchase of property and equipment	(64)	(728)
Net cash provided by (used in) investing activities	29,503	(224,975)
Financing Activities
Proceeds from stock option/warrant exercises	1,760	11
Proceeds from follow-on public offering, net	—	55,409
Proceeds from royalty purchase agreement	—	41,667
Net cash provided by financing activities	1,760	97,087
Net change in cash and cash equivalents	(246)	(144,034)
Cash and cash equivalents
Beginning of period	39,814	210,596
End of period	$39,568	$66,562
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gains in available for sale securities, net of tax	$48	$18

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

2.                       Summary of Significant Accounting Policies

Restatement of Previously Issued Financial Statements

As discussed in Note 13 to the Company’s financial statements, subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company and the Audit Committee of its Board of Directors concluded that the Company should restate its balance sheets as of December 31, 2014 and March 31, 2015, and its statements of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2015 to correct the following. In the second quarter of 2014, the Company recorded an income tax benefit by reducing a portion of its valuation allowance against its gross deferred tax assets. In determining the amount of the valuation allowance release, the Company considered anticipated 2015 tax losses which would generate a refund of a portion of federal income taxes paid in 2014. The Company has now determined that, as a matter of accounting principle, the net deferred tax asset recorded on its balance sheets was overstated as of December 31, 2014 and March 31, 2015 and the income tax provision on its statement of operations was understated for the period ended March 31, 2015. The Company’s cash position and operating expenses are not affected.

Basis of Presentation

The accompanying unaudited financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 balance sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2014, as originally filed with the SEC on March 2, 2015, and as amended on Form 10-K/A and filed with the SEC on July 28, 2015.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

	Three months ended March 31,
	2015 (Restated)	2014

Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$6,636	$(20,682)
Weighted average common shares outstanding - basic	34,154	32,282
Plus: effect of dilutive stock options, warrants and unvested restricted stock units	1,085	—
Weighted average common shares outstanding - dilutive	35,239	32,282
Net income (loss) per share of common stock - basic	$0.19	$(0.64)
Net income (loss) per share of common stock - diluted	$0.19	$(0.64)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryback losses to 2014, the only year in which the Company had taxable income.  The Company is currently projecting tax losses in 2015 and in future years.  The Company recorded net income of $6.6 million during the three months ended March 31, 2015, which included a provision for income taxes of approximately $1.0 million.  However, due to the Company’s projected tax loss in 2015, the Company expects to record an income tax benefit for the full year. The Company currently expects to realize certain of its net deferred tax assets recorded as of March 31, 2015 due to the Company’s ability to carryback its projected federal tax losses to 2014. Because of the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized.

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

13.                               Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, the Company and the audit committee of the Board of Directors concluded that the Company should restate its balance sheets as of March 31, 2015 and December 31, 2014, and its statements of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2015 to correct the following errors:

In the second quarter of 2014, the Company recorded an income tax benefit by reducing a portion of its valuation allowance against its gross deferred tax assets.  In determining the amount of the valuation allowance release, the Company considered anticipated 2015 tax losses which would generate a refund of a portion of federal income taxes paid in 2014.  The Company has now determined that, as a matter of accounting principle, the net deferred tax asset recorded on its balance sheet was overstated as of and for the periods ending December 31, 2014 and March 31, 2015 and the income tax provision on its statement of operations was understated as of and for the period ending March 31, 2015. The Company’s cash position and operating expenses were not affected.

The following tables summarize the effect of the restatement by major financial statement line as of March 31, 2015 and for the three months then ended:

Balance Sheet

	March 31, 2015
	As Reported	As Restated
	(unaudited)
Deferred tax assets	$469	$70
Total current assets	$492,904	$492,505
Deferred tax assets, non- current	$22,597	$4,412
Total assets	$517,425	$498,841
Accounts payable and accrued expenses	$4,783	$5,757
Current liabilities	$19,523	$20,497
Total liabilities	$355,832	$356,806
Accumulated deficit	$(273,628)	$(293,186)
Total stockholders’ equity	$161,593	$142,035
Total liabilities and stockholders’ equity	$517,425	$498,841

Statement of Operations

	Three Months Ended March 31, 2015
	As Reported	As Restated
	(unaudited)
Income tax provision	$—	$974
Net income	$7,610	$6,636
Basic net income per common share	$0.22	$0.19
Diluted net income per common share	$0.22	$0.19

Statement of Comprehensive Income

	Three Months Ended March 31, 2015
	As Reported	As Restated
	(unaudited)
Net income	$7,610	$6,636
Comprehensive income	$7,658	$6,684

Statement of Cash Flows

	Three Months Ended March 31, 2015
	As Reported	As Restated
	(unaudited)
Net income	$7,610	$6,636
Accounts payable and accrued expenses	$(3,924)	$(2,950)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2015. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q/A, our actual results may differ materially from those anticipated in these forward-looking statements.

Restatement of Previously Issued Financial Statements

Financial data when presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes the effect of the restatement of our balance sheet and statement of operations as of and for the three months ended March 31, 2015, as described in Notes 2, 4, 8 and 13 to our unaudited financial statement appearing elsewhere in this Quarterly Report. The following tables summarize the effect of the restatement by major financial statement line item as of and for the three months ended March 31, 2015.  The restated amounts reflected below did not impact our cash position or our operating expenses.

Balance Sheet

	March 31, 2015
	As Reported	As Restated
	(unaudited)
Deferred tax assets	$469	$70
Total current assets	$492,904	$492,505
Deferred tax assets, non- current	$22,597	$4,412
Total assets	$517,425	$498,841
Accounts payable and accrued expenses	$4,783	$5,757
Current liabilities	$19,523	$20,497
Total liabilities	$355,832	$356,806
Accumulated deficit	$(273,628)	$(293,186)
Total stockholders’ equity	$161,593	$142,035
Total liabilities and stockholders’ equity	$517,425	$498,841

Statement of Operations

	Three Months Ended March 31, 2015
	As Reported	As Restated
	(unaudited)
Income tax provision	$—	$974
Net income	$7,610	$6,636
Basic net income per common share	$0.22	$0.19
Diluted net income per common share	$0.22	$0.19

Statement of Comprehensive Income

	Three Months Ended March 31, 2015
	As Reported	As Restated
	(unaudited)
Net income	$7,610	$6,636
Comprehensive income	$7,658	$6,684

Statement of Cash Flows

	Three Months Ended March 31, 2015
	As Reported	As Restated
	(unaudited)
Net income	$7,610	$6,636
Accounts payable and accrued expenses	$(3,924)	$(2,950)

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

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. As of March 31, 2015, we had an accumulated deficit of $293.2 million.  While we had net income of $6.6 million for the three months ended March 31, 2015, we reported a net loss of $116.8 million for the year ended December 31, 2014 and expect to continue to incur significant operating losses in 2015 and in the future. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement and enrollment-based milestone payments of $50.0 million in October 2014 and $50.0 million in April 2015, the latter milestone having been achieved in March 2015.

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

•                  clinical trial results;

•                  the terms and timing of regulatory approvals;

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

See the “Liquidity and Capital Resources” section on page 32 of this Quarterly Report on Form 10-Q/A for more information regarding our current and future financial resources.

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

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A. Of those policies, we believe that the following accounting policies are the most critical to aid our stockholders in fully understanding and evaluating our financial condition and results of operations.

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

Income Taxes

In 2014, we received $83.3 million from Novo A/S under the Novo Agreement, which was reported as revenue for income tax purposes. Also in 2014, we received $200.0 million from Novartis upon execution of the Novartis Agreement, a portion of which was reported as revenue for income tax purposes. In addition, we received a milestone payment of $50.0 million in 2014 from Novartis which was reported as revenue for income tax purposes. As a result of these payments, and after taking into account the utilization of our federal net operating loss carry-forwards and utilization of our research and development tax credits, we reported taxable income for the 2014 tax year. We made income tax payments of $40.2 million during the year ended December 31, 2014. The valuation allowance on certain of our deferred tax assets has been released, where appropriate. While we had net income and recorded a provision for income taxes of $1.0 million during the three months ended March 31, 2015, we are projecting tax losses and expect to record a benefit from income taxes for the full year 2015. See Note 8 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q/A for further information regarding our income taxes.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2015 and 2014

	Three months ended March 31,
	2015 (Restated)	2014	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration Revenue	$41,678	$—	$41,678
Operating Expenses:
Research and development	24,557	14,377	10,180
General and administrative	9,584	6,349	3,235
Total operating expenses	34,141	20,726	13,415
Income (loss) from operations	7,537	(20,726)	28,263
Interest income	73	44	29
Income (loss) before income tax provision	7,610	(20,682)	28,292
Income tax provision	974	—	974
Net income (loss)	$6,636	$(20,682)	$27,318

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

Provision for Income Taxes

The provision for income taxes recorded for the three months ended March 31, 2015 was $1.0 million and primarily related to the $50.0 million enrollment-based milestone we achieved in March 2015.  For the three months ended March 31, 2014, we did not record a provision for income taxes due to our significant operating losses.

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

•                  hire additional clinical, manufacturing, quality control and scientific personnel;

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

As of March 31, 2015, we had cash, cash equivalents, and marketable securities of $433.3 million. In addition, in March 2015 we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, which was received in April 2015. We also had $356.8 million in total liabilities, including liabilities of $342.9 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

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

•                  the scope, progress and results of our preclinical studies and clinical development plans for tivozanib;

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

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 11, 2015, our management concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level. Based on a re-evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting discussed in detail in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2014, filed with the Securities and Exchange Commission on July 28, 2015.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2014, filed with the Securities and Exchange Commission on July 28, 2015, in July 2015, our management identified a material weakness in our internal control over financial reporting that resulted in a change in management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2014.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q/A should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q/A for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Since inception, we have experienced significant cash outflows in funding our operations. As of March 31, 2015, we had an accumulated deficit of $293.2 million. While we had net income of $6.6 million for the three months ended March 31, 2015, we reported a net loss of $116.8 million for the year ended December 31, 2014 and expect to continue to incur significant operating losses in 2015 and in the future. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014.

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

•                  hire additional clinical, quality control and scientific personnel;

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

•                  securing, protecting and enforcing our rights to our intellectual property portfolio related to Fovista;

•                  ensuring the manufacture of commercial quantities of Fovista; and

•                  complying with all applicable regulatory requirements, including FDA GMP standards and rules and regulations governing promotional and other marketing activities.

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

As of March 31, 2015, we had cash, cash equivalents, and marketable securities of $433.3 million. In addition, we achieved a $50.0 million enrollment-based milestone in March 2015, which was received in April 2015. We also had $356.8 million in total liabilities, including liabilities of $342.9 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

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

•                  the scope, progress, costs and results of our planned additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet need;

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

•                  protecting and enforcing our rights in our intellectual property portfolio.

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

•                  the pool of available participants in our clinical trials may constrict as the number of ongoing or announced clinical trials that are investigating a treatment for wet AMD or geographic atrophy increases (see “—We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.” below for information regarding certain clinical trials and development programs of our competitors that could negatively impact the pool of available participants for our trials);

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•                  the success of products or technologies that compete with our product candidates;

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q/A are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPHTHOTECH CORPORATION

Date: July 28, 2015	By:	/s/ Michael G. Atieh
Michael G. Atieh
Executive Vice President and Chief Financial and Business Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†*

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

10.2*	Letter Agreement between the Registrant and David R. Guyer dated February 26, 2015, amending the Offer of Employment between the Registrant and David R. Guyer dated April 26, 2013

10.3*	Third Amended and Restated Employment Agreement between the Registrant and Samir C. Patel, dated May 1, 2015

10.4*	Letter Agreement between the Registrant and Michael G. Atieh, dated May 4, 2015

10.5*	Letter Agreement between the Registrant and Todd N. Smith, dated March 5, 2015

10.6*	Letter Agreement between the Registrant and Barbara A. Wood, dated February 20, 2015

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

† Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

*  Filed with the Registrant’s report on  Form 10-Q for the quarter ended March 31, 2015, originally filed with the SEC on May 11, 2015

**  Filed herewith.

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

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.