Form 10-Q
period 2015-06-30
Ophthotech Corp.
filed 2015-08-10
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 there were 34,741,767 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  the timing, costs, conduct and outcome of our Phase 3 clinical trials of Fovista® (pegpleranib) and other clinical trials of Fovista, in each case administered in combination with anti-VEGF therapy for the treatment of wet age-related macular degeneration, or AMD, including statements regarding the timing of completion of enrollment in the studies, the timing and the availability of, and the costs to obtain, initial top-line results from, and the completion of such trials and the timing of regulatory filings;

•                  the timing, costs, conduct and outcome of our planned trials for Zimura® for the treatment of patients with geographic atrophy, a form of dry AMD and, in combination with anti-VEGF therapy, for the treatment of certain forms of wet AMD, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of initial results from, and the completion of related clinical trials;

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OPHTHOTECH CORPORATION

Unaudited Balance Sheets

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$36,720	$39,814
Due from Novartis Pharma, AG	247	960
Available for sale securities	412,320	423,746
Prepaid expenses and other current assets	10,885	8,812
Deferred tax assets	106	50
Total current assets	460,278	473,382
Property and equipment, net	1,809	1,555
Deferred tax assets, non-current	8,443	4,467
Security deposits	467	282
Other assets	52	100
Total assets	$471,049	$479,786
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$6,150	$8,707
Accrued research and development expenses	9,775	7,918
Deferred revenue	6,755	3,206
Total current liabilities	22,680	19,831
Deferred revenue, long-term	209,593	206,418
Royalty purchase liability	125,000	125,000
Total liabilities	357,273	351,249
Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 34,675,404 and 33,994,520 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	35	34
Additional paid-in capital	444,034	428,390
Accumulated deficit	(330,317)	(299,822)
Accumulated other comprehensive income (loss)	24	(65)
Total stockholders’ equity	113,776	128,537
Total liabilities and stockholders’ equity	$471,049	$479,786

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue	$1,597	$—	$43,275	$—
Costs and expenses:
Research and development	32,059	34,707	56,616	49,084
General and administrative	11,959	7,570	21,543	13,919
Total costs and expenses	44,018	42,277	78,159	63,003
Loss from operations	(42,421)	(42,277)	(34,884)	(63,003)
Interest income	218	72	291	116
Loss before income tax provision	(42,203)	(42,205)	(34,593)	(62,887)
Income tax (benefit) provision	(5,072)	30,785	(4,098)	30,785
Net loss	$(37,131)	$(72,990)	$(30,495)	$(93,672)
Net loss per common share:
Basic and diluted	$(1.08)	$(2.19)	$(0.89)	$(2.85)
Weighted average common shares outstanding:
Basic and diluted	34,353	33,373	34,254	32,830

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(37,131)	$(72,990)	$(30,495)	$(93,672)
Other comprehensive income:
Unrealized gain on available for sale securities, net of taxes	41	7	89	25
Other comprehensive income	41	7	89	25
Comprehensive loss	$(37,090)	$(72,983)	$(30,406)	$(93,647)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2015	2014
Operating Activities
Net loss	$(30,495)	$(93,672)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	459	43
Amortization of premium and discounts on investment securities	2,068	802
Deferred income taxes	(4,098)	1,226
Share-based compensation	11,433	5,912
Excess tax benefits from share-based compensation	—	(1,244)
Changes in operating assets and liabilities:
Due from Novartis Pharma, AG	713	—
Prepaid expense and other current assets	(2,073)	2,717
Accrued interest receivable	431	78
Security deposits	(185)	—
Other assets	48	—
Accrued research and development expenses	1,857	(702)
Accounts payable and accrued expenses	(2,557)	229
Income tax payable	—	29,559
Deferred revenue	6,724	200,000
Net cash (used in) provided by operating activities	(15,675)	144,948
Investing Activities
Purchase of marketable securities	(221,918)	(244,824)
Maturities of marketable securities	231,000	40,000
Purchase of property and equipment	(719)	(842)
Proceeds from sale of assets	6	—
Net cash provided by (used in) investing activities	8,369	(205,666)
Financing Activities
Proceeds from stock option/warrant exercises	4,212	300
Proceeds from follow-on public offering, net	—	55,409
Excess tax benefits from share-based compensation	—	1,244
Proceeds from royalty purchase agreement	—	41,667
Net cash provided by financing activities	4,212	98,620
Net change in cash and cash equivalents	(3,094)	37,902
Cash and cash equivalents
Beginning of period	39,814	210,596
End of period	$36,720	$248,498
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gains in available for sale securities, net of tax	$89	$25

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Notes to Unaudited Financial Statements

(tabular dollars and shares in thousands, except per share data)

1.                       Business

Description of Business and Organization

Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. The Company’s most advanced product candidate is Fovista® (pegpleranib), which is in Phase 3 clinical development for use in combination with anti-VEGF therapy that represent the current standard of care for the treatment of wet AMD. The Company has completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis (ranibizumab).  The Company is also developing its product candidate Zimura® for the treatment of patients with geographic atrophy, a form of dry AMD, and, in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails.

2.                       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 balance sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2014, as filed with the SEC on March 2, 2015, and as amended on Form 10-K/A and filed with the SEC on July 28, 2015.

In the opinion of management, the unaudited financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Revenue Recognition

Collaboration Revenue

Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an upfront payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma, AG (the “Novartis Agreement”), which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, or $100.0 million in the aggregate, under the Novartis Agreement. The Company recognized revenue of approximately $43.3 million during the six months ended June 30, 2015, which primarily related to the $50.0 million milestone it achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. During the three months ended June 30, 2015, the Company recognized revenue of approximately $1.6 million. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

License revenue	$—	$—	$38,083	$—
Research and development activity revenue	1,594	—	5,179	—
Joint operating committee revenue	3	—	13	—
Total collaboration revenue	$1,597	$—	$43,275	$—

The Company did not recognize any revenue related to its obligation to supply active pharmaceutical ingredient, or API, for Fovista to Novartis during the three and six months ended June 30, 2015.

In the future, the Company may generate additional revenues from a combination of product sales and license fees, milestone payments, research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to certain of the Company’s technology and products, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical, clinical or commercial material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; payments for manufactured material; and royalties on future product sales.

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

Research and Development

Research and development expenses primarily consist of costs associated with the manufacturing, development and clinical testing of Fovista, an anti-platelet derived growth factor (“PDGF”) aptamer that the Company is developing for use in combination with anti-VEGF therapy for treatment of wet AMD, and Zimura, an inhibitor of complement factor C5 that the Company is developing for the treatment of patients with geographic atrophy, a form of dry AMD, and, in combination with anti-VEGF therapy, for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. Research and development expenses consist of:

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

The Company anticipates that it will continue to incur significant research and development expenses in connection with conducting its pivotal Phase 3 clinical program for Fovista and if such trials are successful, seeking marketing approval for Fovista.  In addition, the Company expects that it will incur significant expenses related to the completion of process development and manufacturing scale-up activities for Fovista. The Company also expects its research and development expenses to increase as it further evaluates the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet medical need.  In addition, the Company also anticipates that its research and development expenses will increase as a result of its plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura in patients with geographic atrophy in the fourth quarter of 2015. The Company expects these expenses to increase as patient enrollment increases in these trials.

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

Share-based compensation expense includes expenses related to stock options and restricted stock units granted to employees, non-employee directors and consultants, and has been reported in the Company’s Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Research and development	$4,304	$1,945	$7,419	$3,607
General and administrative	2,075	1,238	4,014	2,305
Total	$6,379	$3,183	$11,433	$5,912

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

4.                       Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options, restricted stock units and warrants have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same. The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Basic and diluted net loss per common share calculation:
Net loss	$(37,131)	$(72,990)	$(30,495)	$(93,672)
Weighted average common shares outstanding	34,353	33,373	34,254	32,830
Net loss per share of common stock - basic and diluted	$(1.08)	$(2.19)	$(0.89)	$(2.85)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Options outstanding	3,462	3,851	3,462	3,851
Warrants	—	27	—	27
Restricted stock units	268	25	268	25
Total	3,730	3,903	3,730	3,903

5.                       Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents included cash of $2.8 million and $4.7 million as of June 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents as of June 30, 2015 and December 31, 2014 also included investments of $33.9 million and $35.1 million, respectively, in U.S. Treasury securities with original maturities of 90 days or less and investments in money market funds that invest in U.S. Treasury Securities.

The Company held available for sale securities with a fair value totaling $412.3 million and $423.7 million as of June 30, 2015 and December 31, 2014, respectively.  These available for sale securities consisted of U.S. Treasury securities and had maturities of greater than 90 days and less than one year. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of June 30, 2015. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2015
	Cost	Fair Value	Carrying Value	Unrealized Gain

U.S. Treasury securities - maturities < 1 year	$412,278	$412,320	$412,320	$42
Total	$412,278	$412,320	$412,320	$42

	As of December 31, 2014
	Cost	Fair Value	Carrying Value	Unrealized Loss

U.S. Treasury securities - maturities < 1 year	$423,859	$423,746	$423,746	$(113)
Total	$423,859	$423,746	$423,746	$(113)

The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains and losses are reported within accumulated other comprehensive loss in the statements of comprehensive loss.  The changes in accumulated other comprehensive loss associated with the unrealized gain on available for sale securities during the three and six months ended June 30, 2015 and June 30, 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$(17)	$18	$(65)	$—
Current period changes in fair value, net of tax	41	7	89	25
Ending balance	$24	$25	$24	$25

6.                       Licensing and Commercialization Agreement with Novartis Pharma AG

In May 2014, the Company entered into a licensing and commercialization agreement with Novartis Pharma AG. Under the Novartis Agreement, the Company granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by the Company to manufacture, from bulk active pharmaceutical ingredient, or API, supplied by the Company, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States (the “Novartis Territory”). The Company has agreed to use commercially reasonable efforts to complete its ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF product to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted the Company options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. The Company and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that the Company or Novartis may conduct, including for use by the other in regulatory filings in its territory. The Company has agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from the Company, its clinical and commercial requirements for the bulk API for Fovista for use in licensed products in the Novartis Territory. The Company has agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

Novartis paid the Company a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis is also obligated to pay the Company up to an aggregate of $130.0 million if the Company achieves specified patient enrollment-based milestones for its Phase 3 clinical program for Fovista, of which, $50.0 million was achieved in September 2014 and received by the Company in October 2014 and $50.0 million was achieved in March 2015 and received in April 2015, and up to an aggregate of an additional $300.0 million upon achievement of specified regulatory approval milestones, including reimbursement approval, in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay the Company up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay the Company royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. The

Company will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. The Company will continue to be responsible for royalties it owes to third parties on sales of Fovista products.

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

Activities under the Novartis Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)) to determine if they represented a multiple element revenue arrangement. The Novartis Agreement includes the following deliverables: (1) an exclusive license to commercialize Fovista outside the United States (the “License Deliverable”); (2) the performance obligation to conduct research and development activities related to the Phase 3 Fovista clinical trials and certain Phase 2 trials for Fovista (the “R&D Activity Deliverable”); (3) the performance obligation to supply API to Novartis for development and manufacturing purposes (the “Manufacturing Deliverable”) and (4) the Company’s obligation to participate on the joint operating committee established under the terms of the Novartis Agreement and related subcommittees (the “Joint Operating Committee Deliverable”). Novartis has the right, subject to the certain approval rights of the Company, to sublicense the exclusive royalty-bearing license to commercialize Fovista in the Novartis Territory. The Company’s obligation to provide access to clinical and regulatory information as part of the License Deliverable includes the obligation to provide access to all clinical data, regulatory filings, safety data and manufacturing data to Novartis which is necessary for commercialization of Fovista in the Novartis Territory. The R&D Activity Deliverable includes the right and responsibility for the Company to conduct the Phase 3 Fovista clinical program and other studies of Fovista in the Novartis Territory which are necessary or desirable for regulatory approval or commercialization of Fovista. The Manufacturing Deliverable includes the obligation for the Company to supply API to Novartis for development and manufacturing purposes, for which Novartis has agreed to pay the Company’s manufacturing costs, plus a specified margin. The Joint Operating Committee Deliverable includes the obligation to participate in the Joint Operating Committee and related subcommittees at least through the first anniversary of regulatory approval in the European Union. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Novartis. Accordingly, each unit will be accounted for separately.

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

In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, or $100.0 million in aggregate, under the Novartis Agreement. The Company recognized revenue of approximately $43.3 million during the six months ended June 30, 2015, which primarily related to the $50.0 million milestone it achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Using the relative selling price method, the

Company allocated revenue of $38.1 million to the license it delivered to Novartis under the Novartis Agreement, $5.2 million to research and development activities that the Company performed under the Novartis Agreement during the six months ended June 30, 2015, and a de minimis amount of revenue associated with its joint operating committee participation obligation during the same period. During the three months ended June 30, 2015, the Company recognized revenue of approximately $1.6 million, which was allocated primarily to research and development activities that the Company performed under the Novartis Agreement.

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

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of June 30, 2015, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

8.                       Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2015 and December 31, 2014, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryback losses to 2014, the only year in which the Company had taxable income.  The Company is currently projecting tax losses in 2015.  As such, the Company has recorded a benefit from income taxes during the three and six months ended June 30, 2015. The Company currently expects to realize its net deferred tax assets recorded as of June 30, 2015 due to the Company’s ability to carryback its projected federal tax losses to 2014. Because of the

Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized.

Deferred tax assets relating to employee share-based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Although certain of these deductions will be reported on the corporate tax returns and increase net operating losses, these related tax benefits are not recognized for financial reporting purposes.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in U.S. Treasury money market funds*	$33,904	$—	$—
Investments in U.S. Treasury securities maturities < 1 year	$412,320	$—	$—

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

In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,257,000 shares, effective as of January 1, 2014 and an additional 1,360,000 shares effective as of January 1, 2015. As of June 30, 2015, the Company had approximately 1,160,000 shares available for grant under the 2013 Plan.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and six months ended June 30, 2015 and 2014, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Cash Proceeds from options exercised	$2,452	$289	$4,212	$300
Aggregate intrinsic value of options exercised	$18,573	$2,730	$28,941	$3,099

A summary of the stock options outstanding and exercisable as of June 30, 2015 is as follows:

	As of June 30, 2015
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	704	7.1	$7.32	346	$5.33
$10.04-$20.00	464	6.2	$13.39	131	$13.45
$20.01-$30.00	171	8.4	$25.62	61	$25.47
$30.01-$40.00	1,568	8.7	$33.62	425	$32.34
$40.01-$53.95	555	9.5	$45.76	1	$43.90
	3,462			964

Aggregate Intrinsic Value	$86,469			$31,260

In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $4.1 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively, net of expected forfeitures.  In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $8.0 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively, net of expected forfeitures.  As of June 30, 2015, there was approximately $42.7 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards to employees, which are expected to be recognized over a remaining weighted average period of 2.8 years.

In connection with stock options awards granted to consultants, the Company recognized approximately $0.9 million and $0.3 million in share-based compensation expense during the three months ended June 30, 2015 and 2014, respectively, net of expected forfeitures.  In connection with stock options awards granted to consultants, the Company recognized approximately $1.6 million and $0.5 million in share-based compensation expense during the six months ended June 30, 2015 and 2014, respectively, net of expected forfeitures.  As of June 30, 2015, there was approximately $5.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option award granted to consultants which are expected to be recognized over a remaining weighted average period of 2.0 years.

As of June 30, 2015, the Company had approximately 268,000 restricted stock units outstanding. In connection with restricted stock units granted to employees, the Company recognized share-based compensation expense of approximately $1.4 million and $0.1 million during the three months ended June 30, 2015 and 2014, net of expected forfeitures.  In connection with restricted stock units granted to employees, the Company recognized share-based compensation expense of approximately $1.8 million and $0.1 million during the six months ended June 30, 2015 and 2014, net of expected forfeitures.  As of June 30, 2015, there was approximately $9.7 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock units granted to employees to be recognized over a remaining weighted average period of 2.7 years.

11.                Property and Equipment

Property and equipment as of June 30, 2015 and December 31, 2014 were as follows:

	Useful Life
	(Years)	June 30, 2015	December 31, 2014
Manufacturing and clinical equipment	7-10	$617	$617
Computer and other office equipment	5	706	292
Furniture and fixtures	7	522	591
Leasehold improvements	3-5	376	357
Construction-in-progress		248	—
		2,469	1,857
Accumulated depreciation		(660)	(302)
Property and equipment, net		$1,809	$1,555

For the three and six months ended June 30, 2015, depreciation expense was $403 thousand and $459 thousand, respectively, and includes amounts incurred related to the relocation of our office facilities in Princeton, New Jersey. For the three and six months ended June 30, 2014, depreciation expense was $31 thousand and $43 thousand, respectively.

12.                Restatement of Previously Issued Financial Statements

On July 28, 2015, the Company restated its unaudited financial statements for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014, its audited financial statements for the year ended December 31, 2014 and its unaudited financial statements for the quarter ended March 31, 2015, to correct the Company’s accounting for certain valuation allowances related to deferred tax assets.

In the second quarter of 2014, the Company recorded an income tax benefit by reducing a portion of its valuation allowance against its gross deferred tax assets.  In determining the amount of the valuation allowance release, the Company considered anticipated 2015 tax losses which would generate a refund of a portion of federal income taxes paid in 2014.  The Company has since determined that, as a matter of accounting principle, the net deferred tax asset recorded on its balance sheets was overstated and the income tax provision on its statements of operations was understated as of and for the periods ending June 30, 2014, September 30, 2014,  December 31, 2014 and March 31, 2015. The Company’s cash position and operating expenses were not affected by the restatement. The restatement had no effect on amounts reported in periods prior to the quarter ended June 30, 2014.

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

Overview

We are a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. Our most advanced product candidate is Fovista® (pegpleranib), which is in Phase 3 clinical development for use in combination with anti-VEGF therapy that represents the current standard of care for the treatment of wet AMD. We have completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis. We are also developing our product candidate Zimura® for the treatment of patients with geographic atrophy, a form of dry AMD, and in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. We have recently begun work to investigate the possibility of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option for a license.

Our pivotal Phase 3 clinical program for Fovista consists of three separate Phase 3 clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF therapy for the treatment of wet AMD compared to anti-VEGF monotherapy. Two of these trials are evaluating Fovista in combination with Lucentis and the other is evaluating Fovista in combination with Eylea (aflibercept) or Avastin (bevacizumab). In May 2015, we announced that we completed patient recruitment in one of the two trials evaluating Fovista in combination with Lucentis. We are continuing to actively enroll patients in the other two trials. We expect that patient recruitment in the second trial evaluating Fovista in combination with Lucentis will be completed in the fourth quarter of 2015. Our timing projections for completion of enrollment assume no additional impact related to the summer season or competing trials. The third trial in the Phase 3 clinical program, which is evaluating Fovista administered in combination with either Eylea or Avastin, is recruiting patients as expected, and we anticipate the duration of recruitment for this clinical trial to be substantially similar to that of the two clinical trials investigating Fovista administered in combination with Lucentis. We plan to enroll a total of approximately 1,866 patients at more than 225 centers internationally across the three trials. Based on our estimates regarding patient enrollment, we expect initial, top-line data from our two Phase 3 clinical trials of Fovista in combination with Lucentis to be available by the end of 2016, approximately one year after the enrollment of the last patient in the second Phase 3 clinical trial of Fovista in combination with Lucentis, plus the time needed for database closure and analysis of top-line data.  This timeline could be subject to an adjustment to a slightly later time point if the recruitment rate for the second trial evaluating Fovista in combination with Lucentis is on the lower end of our projected enrollment scenarios.  In addition to being identical with respect to the trial design in the first year of the clinical trials, both of the Phase 3 clinical trials of Fovista in combination with Lucentis are investigating the superiority of Fovista in combination with Lucentis compared to Lucentis monotherapy. Accordingly, the database from both trials of Fovista in combination with Lucentis will be locked and analyzed together which will allow for the analysis of multiple relevant endpoints in accordance with the statistical analysis plan.

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

We also initiated, in the third quarter of 2014, a Phase 2a open-label trial designed to investigate the potential effect of the administration of Fovista in combination with anti-VEGF therapy in reducing the formation of subretinal fibrosis in wet AMD patients.  We have completed patient enrollment in this trial. In the fourth quarter of 2014, we initiated a Phase 2a clinical trial, which is evaluating the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, in the reduction of treatment burden. We are also planning additional clinical trials to assess the potential therapeutic benefit of Fovista in other ophthalmic conditions.

In May 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement. Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk active pharmaceutical ingredient, or API, supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We have agreed to use commercially reasonable efforts to complete our ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans.

Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our Phase 3 clinical program for

Fovista, $50.0 million of which we achieved in September 2014 and received in October 2014 and $50.0 million of which we achieved in March 2015 and received in April 2015, and up to an aggregate of an additional $300.0 million upon achievement of specified marketing approval milestones in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

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

We plan to initiate a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy in the fourth quarter of 2015. We also initiated in late 2014 a very small, open-label Phase 2 trial investigating Zimura administered in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, or PCV, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy has failed.

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. As of June 30, 2015, we had an accumulated deficit of $330.3 million.  Our net loss was $30.5 million for the six months ended June 30, 2015, and $116.8 million for the year ended December 31, 2014, and we expect to continue to incur significant operating losses in 2015 and in the future. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement and enrollment-based milestone payments of $50.0 million in October 2014 and $50.0 million in April 2015.

We expect our expenses to continue to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials evaluating Fovista for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD, and, in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. We expect these expenses to increase as patient enrollment increases in these clinical trials and as we manufacture validation production batches of API and drug product for Fovista. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. We are also exploring the possibility of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option to obtain a license. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix

Corp. and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. Furthermore, we are incurring and expect to continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. These costs include significant legal, accounting, and investor and public relations expenses, as well as increased insurance premiums.  See “—Liquidity and Capital Resources — Funding Requirements” for a discussion of factors affecting our future capital requirements.

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

Financial Operations Overview

Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment.  In each of September 2014 and March 2015, we earned a $50.0 million enrollment-based milestone, or $100.0 million in aggregate, under the Novartis Agreement. We recognized revenue of approximately $43.3 million during the six months ended June 30, 2015, which primarily related to the $50.0 million milestone we achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. During the three months ended June 30, 2015, we recognized revenue of approximately $1.6 million, all of which related to the Novartis Agreement. We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)

License revenue	$—	$—	$38,083	$—
Research and development activity revenue	1,594	—	5,179	—
Joint operating committee revenue	3	—	13	—
Total collaboration revenue	$1,597	$—	$43,275	$—

We did not recognize any revenue related to our obligation to supply active pharmaceutical ingredient, or API, for Fovista to Novartis during the three and six months ended June 30, 2015.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)

Fovista	$21,808	$29,970	$37,747	$40,678
Zimura	1,654	755	3,157	999
Personnel related	3,432	2,013	6,912	3,758
Share-based compensation	4,304	1,945	7,419	3,607
Other	861	24	1,381	42
	$32,059	$34,707	$56,616	$49,084

We expect to spend significant additional funds on our Phase 3 clinical program for Fovista, including costs related to process development and manufacturing scale-up activities for Fovista, our other planned clinical programs, including additional clinical trials to further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet medical need, a planned clinical trial evaluating Zimura for the treatment of geographic atrophy and a very small clinical trial recently begun evaluating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, and for general corporate purposes and working capital. Costs related to our clinical programs could exceed our expectations if we experience delays in our clinical trials, including because of the timing of our patient enrollment, the availability and costs of drug supply for our clinical trials or for other reasons. Our costs will also increase if we increase investigator fees for our clinical trials, if we further expand the scope of our clinical trials and programs, including, for example, by increasing the number of clinical trial sites, or changing the geographic mix of sites at which patients are enrolled, if we increase other corporate or licensing activities or staffing, or if we experience issues with process development and scale-up of manufacturing activities.

Our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and substantial expenditures to complete the Phase 3 clinical program will be required after the receipt of initial, top-line data, expected to be available by the end of 2016 for the two clinical trials investigating Fovista in combination with Lucentis, and to fund our other development programs. This timeline could be subject to an adjustment to a slightly later time point if the recruitment rate for the second trial evaluating Fovista in combination with Lucentis is on the lower end of our projected enrollment scenarios. Moreover, we are at the early stages of formulating our clinical development plan for Zimura. We expect the clinical development of Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete process development and manufacturing scale-up activities associated with Fovista and Zimura and seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

See the “Liquidity and Capital Resources” section on page 31 of this Quarterly Report on Form 10-Q for more information regarding our current and future financial resources.

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

Revenue Recognition

Collaboration Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, or $100.0 million in the aggregate. We recognized collaboration revenue of approximately $43.3 million during the six months ended June 30, 2015, which primarily related to the $50.0 million milestone we achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. During the three months ended June 30, 2015, we recognized collaboration revenue of approximately $1.6 million.  We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and six months ended June 30 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)

License revenue	$—	$—	$38,083	$—
Research and development activity revenue	1,594	—	5,179	—
Joint operating committee revenue	3	—	13	—
Total collaboration revenue	$1,597	$—	$43,275	$—

We did not recognize any revenue related to our obligation to supply API for Fovista to Novartis during the three and six months ended June 30, 2015.

In the future, we may generate additional revenues from a combination of product sales and license fees, milestone payments, research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements we may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to our technology, (ii) research and development activities to be performed on behalf of the collaborative partner and (iii) in certain cases, services in connection with the manufacturing of pre-clinical, clinical or commercial material. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; payments for manufactured material; and royalties on future product sales.

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

Share-Based Compensation

We account for all share-based compensation payments issued to employees, directors, and consultants by estimating the fair value of each equity award. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. In accordance with authoritative guidance, we re-measure the fair value of consultant share-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered.

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

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Expected common stock price volatility	71%	77%	72%	84%
Risk-free interest rate	1.49%-1.75%	1.61%-2.48%	1.35%-2.31%	1.61%-2.48%
Expected term of options (years)	6.1	6.5	6.19	6.2
Expected annual dividend per share	$—	$—	$—	$—

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

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $6.4 million for the three months ended June 30, 2015 and $3.2 million for the three months ended June 30, 2014. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $11.4 million for the six months ended June 30, 2015 and $5.9 million for the six months ended June 30, 2014. As of June 30, 2015, we had $57.4 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.7 years. We expect our share-based compensation for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.

For the three and six months ended June 30, 2015 and 2014, we allocated share-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$4,304	$1,945	$7,419	$3,607
General and administrative	2,075	1,238	4,014	2,305
Total	$6,379	$3,183	$11,433	$5,912

Income Taxes

In 2014, we received $83.3 million from Novo A/S under the Novo Agreement, which was reported as revenue for income tax purposes. Also in 2014, we received $200.0 million from Novartis upon execution of the Novartis Agreement, a portion of which was reported as revenue for income tax purposes. In addition, we received a milestone payment of $50.0 million in 2014 from Novartis which was reported as revenue for income tax purposes. As a result of these payments, and after taking into account the utilization of our federal net operating loss carry-forwards and utilization of our research and development tax credits, we reported taxable income for the 2014 tax year. We made income tax payments of $40.2 million during the year ended December 31, 2014. The valuation allowance on certain of our deferred tax assets has been released, where appropriate. We are projecting tax losses for 2015 and as such, we recorded a benefit from income taxes of approximately $5.1 million and $4.1 million during the three and six months ended June 30, 2015, respectively. See Note 8 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2015 and 2014

	Three months ended June 30,
	2015	2014	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$1,597	$—	$1,597
Operating Expenses:
Research and development	32,059	34,707	(2,648)
General and administrative	11,959	7,570	4,389
Total operating expenses	44,018	42,277	1,741
Loss from operations	(42,421)	(42,277)	144
Interest income	218	72	146
Loss before income tax (benefit) provision	(42,203)	(42,205)	(2)
Income tax (benefit) provision	(5,072)	30,785	35,857
Net loss	$(37,131)	$(72,990)	$(35,859)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2015 was approximately $1.6 million. This revenue was recognized using the relative selling price method and related to the research and development activities we performed under the Novartis Agreement during the three months ended June 30, 2015 and a de minimis amount of revenue associated with our joint operating committee participation obligation during the same period.

We did not recognize any revenue for the three months ended June 30, 2014.

Research and Development Expenses

Our research and development expenses were $32.1 million for the three months ended June 30, 2015, a decrease of $2.6 million compared to $34.7 million for the three months ended June 30, 2014. Research and development expenses during the three months ended June 30, 2014 included a milestone payment of $19.8 million that we paid in June 2014 in connection with our entry into the Novartis Agreement.  Excluding this milestone payment, research and development expense increased approximately $17.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  The increase was primarily due to costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the trials, as well as increased manufacturing costs related to our Zimura program.

General and Administrative Expenses

Our general and administrative expenses were $12.0 million for the three months ended June 30, 2015, an increase of $4.4 million compared to $7.6 million for the three months ended June 30, 2014. The increase was primarily due to an increase in costs to support the expansion of our operations, including our public company infrastructure, and the hiring of additional management and corporate staffing, including the early stages of a commercial organization. Also contributing to the increase were higher share-based compensation, and professional services and consulting fees.

Interest Income

Interest income for the three months ended June 30, 2015 was $0.2 million compared to interest income of $0.1 million for the three months ended June 30, 2014.  Interest income earned during the three months ended June 30, 2015 was a result of an increase in our cash, cash equivalents and marketable securities average balances during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Income tax (benefit) provision

During the three months ended June 30, 2015, we recorded a benefit from income taxes of approximately $5.1 million, which related to our projected tax losses for tax year 2015. During the three months ended June 30, 2014, we recorded a provision for income taxes of approximately $30.8 million, which primarily related to taxable income that resulted from payments we received under the Novartis Agreement and the Novo Agreement in 2014.

Comparison of Six Month Periods Ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$43,275	$—	$43,275
Operating Expenses:
Research and development	56,616	49,084	7,532
General and administrative	21,543	13,919	7,624
Total operating expenses	78,159	63,003	15,156
Loss from operations	(34,884)	(63,003)	(28,119)
Interest income	291	116	175
Loss before income tax (benefit) provision	(34,593)	(62,887)	(28,294)
Income tax (benefit) provision	(4,098)	30,785	34,883
Net loss	$(30,495)	$(93,672)	$(63,177)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2015 was approximately $43.3 million. Using the relative selling price method, we allocated $38.1 million to the license delivered to Novartis under the Novartis Agreement, $5.2 million to research and development activities we performed under the Novartis Agreement during the six months ended June 30, 2015 and a de minimis amount of revenue associated with our joint operating committee participation obligation during the same period.

We did not recognize any revenue for the six months ended June 30, 2014.

Research and Development Expenses

Our research and development expenses were $56.6 million for the six months ended June 30, 2015, an increase of $7.5 million compared to $49.1 million for the six months ended June 30, 2014. Research and development expenses during the six months ended June 30, 2014 included a milestone payment of $19.8 million that we paid in June 2014 in connection with our entry into the Novartis Agreement.  Excluding this milestone payment, research and development expense increased approximately $27.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the trials, as well as increased manufacturing costs related to our Zimura program. Other contributing factors include increased personnel costs associated with additional management and research and development staffing, including share-based compensation expense. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013.

General and Administrative Expenses

Our general and administrative expenses were $21.5 million for the six months ended June 30, 2015, an increase of $7.6 million compared to $13.9 million for the six months ended June 30, 2014. The increase was primarily due to an increase in costs to support the expansion of our operations, including our public company infrastructure, and the hiring of additional management and corporate staffing, including the early stages of a commercial organization. Also contributing to the increase were higher share-based compensation, and professional services and consulting fees.

Interest Income

Interest income for the six months ended June 30, 2015 was $0.3 million compared to interest income of $0.1 million for the six months ended June 30, 2014. Interest income earned during the six months ended June 30, 2015 was a result of an increase in our cash, cash equivalents and marketable securities average balances during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Income tax (benefit) provision

During the six months ended June 30, 2015, we recorded a benefit from income taxes of approximately $4.1 million, which related to our projected tax losses for tax year 2015. During the six months ended June 30, 2014, we recorded a provision for income taxes of approximately $30.8 million, which primarily related to taxable income that resulted from payments we received under the Novartis Agreement and the Novo Agreement in 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under the Novo Agreement, our initial public offering of common stock, which we closed on September 30, 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. In September 2013, we issued and sold an aggregate of 8,740,000 shares of common stock in our initial public offering at a public offering price of $22.00 per share. We received net proceeds from the initial public offering of $175.6 million. In February 2014, we issued and sold 1,900,000 shares of common stock and selling shareholders sold 728,571 shares of common stock in a follow-on public offering at a public offering price of $31.50 per share. We received net proceeds of $55.4 million from the follow-on offering. The Novo Agreement, which is described in more detail below, provided for financing of up to $125.0 million in the aggregate in return for the sale to Novo A/S of royalty interests in worldwide sales of Fovista. We received an aggregate of $125.0 million from this financing in separate tranches in May 2013, January 2014 and November 2014, which constitutes the full amount of funding under the Novo Agreement. In May 2013, we issued and sold an aggregate of 6,666,667 shares of our series C preferred stock at a price per share of $2.50, for an aggregate purchase price of $16.7 million. In August 2013, we issued and sold an aggregate of 13,333,333 additional shares of our series C preferred stock to the same purchasers at a price per share of $2.50, for an aggregate purchase price of $33.3 million.

In May 2014, we received an upfront payment of $200.0 million upon execution of the Novartis Agreement in connection with a grant of a license for the rights to commercialize Fovista outside the United States. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our ongoing pivotal Phase 3 clinical program for Fovista, of which, $50.0 million was received in October 2014 and $50.0 million was received in April 2015. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our agreements.

Cash Flows

As of June 30, 2015, we had cash, cash equivalents and marketable securities totaling $449.0 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities and money market funds that invest in U.S. Treasury securities.

The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(15,675)	$144,948
Investing Activities	8,369	(205,666)
Financing Activities	4,212	98,620
Net change in cash and cash equivalents	$(3,094)	$37,902

Cash Flows from Operating Activities

Net cash used in operating activities of $15.7 million for the six months ended June 30, 2015 relates primarily to our net loss adjusted for non-cash charges and changes in the components of working capital.  The increase in net cash used in the six months ended June 30, 2015 compared to the net cash provided by operating activities during the six months ended June 30, 2014 relates primarily to the $200.0 million upfront payment we received in connection with our entry into the Novartis Agreement, offset by a milestone payment of approximately $19.8 million that we paid during the six months ended June 30, 2014 in connection with our entry into this Agreement. The increase in net cash used also related to increased expenditures in our efforts to advance Fovista in Phase 3 clinical trials, including increased spending on Phase 3 clinical trial costs and manufacturing activity for Fovista.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 was $8.4 million and relates primarily to the maturities of marketable securities totaling $231.0 million offset by marketable security purchases of $221.9 million and capital expenditures associated with the expansion of our office facilities in New York, New York and the relocation to a new office facility in Princeton, New Jersey. Net cash used in investing activities for the six months ended June 30, 2014 relates primarily to the purchase of marketable securities totaling $244.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.2 million for the six months ended June 30, 2015 and $98.6 million for the six months ended June 30, 2014. Net cash provided by financing activities for the six months ended June 30, 2015 consisted of $4.2 million in proceeds from stock option exercises.  Net cash provided by financing activities for the six months ended June 30, 2014 consisted primarily of proceeds of $55.4 million from our follow-on public offering in February 2014, and proceeds of $41.7 million from our royalty agreement with Novo A/S in January 2014.

Funding Requirements

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet medical need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD, and, in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. We expect our expenses to increase as patient enrollment increases in these clinical trials. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we manufacture validation production batches of API and drug product for Fovista and expand our infrastructure to support commercial operations. If we obtain marketing approval for Fovista, we expect our commercialization expenses in the United States related to product sales, marketing, distribution and manufacturing to increase significantly. Outside the United States, our commercialization partner Novartis is responsible for these commercialization expenses.

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

As of June 30, 2015, we had cash, cash equivalents, and marketable securities of $449.0 million. We also had $357.3 million in total liabilities, including liabilities of $341.3 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities, together with the potential remaining enrollment-based milestone payment under the Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements as currently planned, including the expansion of our infrastructure to support commercial operations, through the end of 2017. Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our costs will increase if we experience delays in enrollment or with the availability of drug supply for our clinical trials and may increase for other reasons. Our costs will also increase if we increase our investigator fees for our clinical trials, if we further expand the scope of our clinical trials and programs, including, for example, by increasing the number of clinical trial sites or changing the geographic mix of sites at which patients are enrolled, if we decide to increase other corporate or licensing activities or staffing or if we experience issues with the process development and scale up of manufacturing activities.

Our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available by the end of 2016 for the two Phase 3 clinical trials investigating Fovista administered in combination with Lucentis. This timeline could be subject to an adjustment to a a slightly later time point if the recruitment rate for the second trial evaluating Fovista in combination with Lucentis is on the lower end of our projected enrollment scenarios.  Moreover, we are at the early stages of formulating our clinical development plan for Zimura, which we expect will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete process development and manufacturing scale up activities associated with Fovista and Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of Zimura and any other product candidate we may develop.

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

•                  the scope, progress, results and costs of our planned Phase 2/3 clinical trial evaluating Zimura for the treatment of geographic atrophy and additional clinical trials (including a second Phase 3 trial) required by regulatory authorities for us to seek marketing approval in this indication and our very small ongoing Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails;

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

Licensing and Commercialization Agreement with Novartis Pharma AG

In May 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement. Under the agreement with Novartis, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk API supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF product to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We have agreed to use commercially reasonable efforts to complete our ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF product to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted us options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. We and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that we or Novartis may conduct, including for use by the other in regulatory filings in its territory. We have agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from us, its clinical and commercial requirements for the bulk API for Fovista for use in-licensed products in the Novartis Territory. We have agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

Novartis paid us $200.0 million upon execution of the Novartis Agreement. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our ongoing pivotal Phase 3 clinical program for Fovista, of which, $50.0 million was received in October 2014 and $50.0 million was received in April 2015, and up to an aggregate of an additional $300.0 million upon achievement of specified approval milestones, including reimbursement approval in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Operating Leases (1)	$10,360	$2,068	$5,652	$2,640	$—
Purchase Obligations (2)	16,791	16,791	—	—	—
Total (3)	$27,151	$18,859	$5,652	$2,640	$—

(1)                                 Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)                                 Purchase obligations represent our commitments under certain of our supply agreements.

(3)                                 This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above (d) our royalty purchase liability of $125.0 million as of June 30, 2015, due to the fact that the royalty payment period, if any, is not known.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $449.0 million as of June 30, 2015, consisting of cash, money market funds that invest in U.S. Treasury securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2015, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Because of a material weakness in our internal control over financial reporting as of December 31, 2014, identified in July 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

As discussed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2014, filed with the Securities and Exchange Commission on July 28, 2015, in July 2015, our management identified a material weakness in our internal control over financial reporting as of December 31, 2014, which material weakness was unchanged as of March 31, 2015 as reported in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on July 28, 2015, and remains unchanged as of June 30, 2015.  No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have experienced significant cash outflows in funding our operations. As of June 30, 2015, we had an accumulated deficit of $330.3 million. Our net loss was $30.5 million for the six months ended June 30, 2015, and $116.8 million for the year ended December 31, 2014 and we expect to continue to incur significant operating losses in 2015 and in the future. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014.

We have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials evaluating Fovista for the treatment of wet AMD. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD, and, in combination with anti-VEGF therapy, for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. We expect these expenses to increase as patient enrollment increases in these clinical trials and as we manufacture validation production batches of API and drug product for Fovista. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our infrastructure to support commercial operations and if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp. and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. We are also exploring the possibility of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option to obtain a license. Furthermore, we expect to incur additional costs associated with being a public company, including legal, compliance, accounting and investor and public relations expenses, as well as increased insurance premiums.

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

•                  ensuring the manufacture of commercial quantities of Fovista; and

•                  complying with all applicable regulatory requirements, including FDA Good Manufacturing Practices, or GMP, standards and rules and regulations governing promotional and other marketing activities.

We may never succeed in these activities and, even if we do, may never generate revenues from product sales that are significant enough to achieve profitability. In addition, our profitability will depend, in part, on our commercialization partners’ ability, including, with respect to Fovista, Novartis’s ability, to effectively market and sell product candidates that we develop, if approved outside the United States, and to obtain adequate coverage and reimbursement of such product candidates from governmental and third-party payors. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in the value of our company would also cause our stockholders to lose all or part of their investment.

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

We expect our expenses to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program and other additional clinical trials evaluating Fovista for the treatment of wet AMD. We initiated our Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet need and pursue the development of Zimura for the treatment of geographic atrophy, a form of dry AMD, and, in combination with anti-VEGF therapy, for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we manufacture validation production batches of API and drug product for Fovista and as we expand our infrastructure to support commercial operations. Moreover, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we develop, we expect our commercialization expenses in the United States with regard to Fovista and worldwide with regard to other product candidates, related to product sales, marketing, distribution and manufacturing to increase significantly. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for Fovista, including delays in receipt of regulatory clearance to begin our Phase 3 clinical trials in jurisdictions where clearance is required but not yet obtained, or delays in enrollment of patients. Furthermore, we expect to incur additional costs associated with being a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain additional funding in connection with our continuing operations prior to attaining profitability. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of June 30, 2015, we had cash, cash equivalents, and marketable securities of $449.0 million. We also had $357.3 million in total liabilities, including liabilities of $341.3 million relating to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities, together with the potential remaining $30.0 million enrollment-based milestone payment under Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements, as currently planned and including the expansion of our infrastructure to support commercial operations, through the end of 2017. Our capital requirements will also depend on other factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates.

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

Our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and substantial expenditures to complete the Phase 3 clinical program will be required after the receipt of initial, top-line data, which we expect to be available by the end of 2016 for the two Phase 3 clinical trials investigating Fovista administered in combination with Lucentis. This timeline could be subject to an adjustment to a slightly later time point if the recruitment rate for the second trial evaluating Fovista in combination with Lucentis is on the lower end of our projected enrollment scenarios.  Moreover, we are at the early stages of formulating our clinical development plan for Zimura. We expect the clinical development of Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete process development and manufacturing scale-up activities associated with Fovista and Zimura and potentially seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

•                  the scope, progress, results and costs of our planned Phase 2/3 clinical trial evaluating Zimura for the treatment of geographic atrophy and additional clinical trials (including an additional Phase 3 trial) required by regulatory authorities for us to seek marketing approval in this indication and our very small Phase 2 clinical trial evaluating Zimura in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails;

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

In May 2014, we entered into the Novartis Agreement. Among other payments, Novartis is obligated under the agreement to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our ongoing pivotal Phase 3 clinical program for Fovista, of which $50.0 million was received in October 2014 and $50.0 million was received in April 2015. We are subject to diligence and other obligations under the Novartis Agreement. If we fail to enroll the specified numbers of patients in our Phase 3 clinical trials of Fovista or fail to satisfy our other obligations, we may fail to trigger the remaining enrollment-based milestone payment. This could limit our ability to continue the development programs for our product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay or terminate our research and development programs, including those for Fovista, or any future commercialization efforts.

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

Risks Related to Product Development and Commercialization

We depend heavily on the success of our lead product candidate, Fovista, which we are developing to be administered in combination with anti-VEGF therapy for the treatment of patients with wet AMD. In addition, we also depend on the success of Zimura, which we are developing for the treatment of geographic atrophy, a form of dry AMD and for the treatment of polypoidal choroidal vasculopathy, a specific form of wet AMD. If we are unable to complete the clinical development of either of these product candidates, if we are unable to obtain marketing approvals for either of these product candidates, or if either of these product candidates is approved and we or our commercialization partner for Fovista outside the United States, Novartis, fail to successfully commercialize the product candidate or experience significant delays in doing so, our business will be materially harmed.

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

We do not expect to have initial, top-line data from our Phase 3 clinical program for Fovista until the end of 2016, when we expect to have initial top-line data from the two Phase 3 clinical trials investigating Fovista administered in combination with Lucentis. The timing of the availability of such top-line data and the completion of our Phase 3 clinical program is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our Phase 3 clinical program on a timely basis, and could be subject to an adjustment to a slightly later time point as compared to our estimated timeline if the recruitment rate for the second trial evaluating Fovista in combination with Lucentis is on the lower end of our projected enrollment scenarios.  The timing of the availability of initial, top-line data from our Phase 3 clinical trial evaluating the safety and efficacy of Fovista administered in combination with each of Avastin or Eylea may be subject to particular variability. Avastin is not approved for intravitreal use in treating wet AMD, and regulatory authorities in certain countries may not allow, or physicians and patients may choose not to participate in, a clinical trial in which Avastin is administered in combination with Fovista for the treatment of wet AMD. Even if we ultimately obtain statistically significant, positive results from our Phase 3 clinical program, it is possible that such data may not be clinically relevant.

The Phase 3 clinical trial evaluating Fovista administered in combination with each of Eylea or Avastin commenced nine months later than the two Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis. If we are not able to obtain data from our Phase 3 clinical trial evaluating Fovista administered in combination with each of Eylea or Avastin when data from our other two Phase 3 clinical trials evaluating Fovista administered in combination with Lucentis are available, we may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis, or we may choose to delay our application for marketing approval until data from all three Phase 3 clinical trials are available. We currently anticipate that we will initially submit a New Drug Application, or NDA, to the FDA for Fovista in combination with Lucentis based upon data from the two Phase 3 clinical trials of Fovista in combination with Lucentis and subsequently submit an amendment to the NDA with data from the Phase 3 clinical trial of Fovista in combination with Eylea or Avastin, assuming positive data from these trials. Alternatively, we may choose to file a supplemental NDA for Fovista in combination with Eylea or Avastin following FDA review of the NDA for Fovista in combination with Lucentis. If we determine to delay seeking approval of Fovista in combination with Eylea or Avastin pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from our third Phase 3 clinical trial. Furthermore, although we may wish to amend our applications for marketing approval once we have data available from our third Phase 3 clinical trial, the FDA may not accept such an amendment.  Moreover, if we subsequently amend our applications for marketing approval when data from our third Phase 3 clinical trial become available, we may experience further delays in our application process. The manner and timing in which we seek marketing approval may differ in the United States and in the European Union. Additionally, we expect that our Phase 3 clinical trials and our other ongoing clinical trials evaluating the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, will continue in accordance with their protocols after we submit applications for marketing approval, and the conclusions of those trials may yield data that are inconsistent with the initial data used to support our applications. We are also supplying Fovista for third-party sponsored clinical trials. In addition, Novartis may commence additional preclinical and clinical trials for Fovista including those which it deems necessary for regulatory and/or reimbursement approvals outside of the United States. Adverse safety events or negative or inconclusive efficacy results in any of these trials may impact the progress of our Phase 3 clinical program, including our ability to receive marketing approval, and, if such data are received following a potential approval, our future sales of Fovista. As a result of these and other factors, we cannot accurately predict when or if Fovista will prove effective or safe in humans or will receive marketing approval.

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

•                  for Zimura, receipt of marketing approvals from applicable regulatory authorities for the use of Zimura for the treatment of geographic atrophy or the use of Zimura;

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

We have very limited data regarding the safety, tolerability and efficacy of Zimura for the treatment of geographic atrophy, a form of dry AMD. We have no pre-clinical or clinical data on the effects of Zimura when administered in combination with an anti-VEGF drug for the treatment of wet AMD. Our clinical trials for Zimura may involve multiple intraocular injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intraocular injections.

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

Our Phase 3 clinical program enrolls patients based on a specific definition of the presence of neovascularization with certain characteristics, including the presence of subretinal hyper-reflective material, or SHRM, using the commonly employed modality of spectral domain optical coherence tomography, or SD-OCT. We are not aware of any third-party clinical trials that have used this criteria to assess patient inclusion and as such do not know the proportion of total cases of subfoveal neovascularization that are represented using this specific definition of SD-OCT inclusion criteria.  However, a recent third-party retrospective analysis based on a treatment naïve wet AMD population with relatively broad entry criteria in a National Eye Institute sponsored study showed that approximately 77% of patients in that study demonstrated the presence of SHRM. We cannot easily assess the impact on the potential market opportunity should Fovista receive marketing approval and the approved label exclude patients based on this criteria.

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

There are also a number of products in preclinical research and clinical development by third parties to treat wet AMD, including product candidates that inhibit the function of PDGF, the molecule whose function Fovista also inhibits, product candidates that inhibit the function of both VEGF and PDGF that could obviate the separate use of an anti-PDGF agent, such as Fovista, and anti-VEGF and/or anti-PDGF gene therapy products that may substantially reduce the number and frequency of intravitreal injections when treating wet AMD. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Regeneron Pharmaceuticals, Inc., which is working in collaboration with Bayer HealthCare and has announced that it initiated a Phase 2 clinical trial of its combination anti- VEGF/anti-PDGF clinical candidate in the second quarter of 2015, Allergan, Inc., Ohr Pharmaceutical, Inc., Xcovery Vision LLC, Santen, Neurotech Pharmaceuticals, Inc., Avalanche Biotechnologies, Inc., Somalogic, Inc. and others. Furthermore, we are aware of at least one company, Tyrogenex Inc., that is developing an orally-administered dual inhibitor of VEGF and PDGF, for which it recently announced the initiation of a Phase 2 trial. Several companies are pursuing the manipulation of stem cells to provide a novel approach to treating retinal diseases, including wet AMD.

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

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient to use or are less expensive than Fovista, Zimura or other products or product candidates that we may develop. The commercial opportunity for Fovista also could be reduced or eliminated if our competitors develop and commercialize products that reduce or eliminate the use of anti- VEGF drugs for the treatment of patients with wet AMD. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the relevant market.

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of less expensive or more convenient products. We expect that if Fovista is approved, the cost of treatment of wet AMD with a combination of Fovista with an anti-VEGF drug will be significantly higher than the cost of treatment of wet AMD with Lucentis, Eylea or particularly Avastin monotherapy. Insurers and other third-party payors may encourage the use of anti-VEGF drugs as monotherapy and discourage the use of Fovista in combination with these drugs. This could limit sales of Fovista.

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

Our third-party manufacturer of API for Fovista and Zimura has made only a limited number of lots of Fovista and Zimura to date and has not made any commercial lots. The manufacturing processes for Fovista and Zimura have never been tested at commercial scale, and the process validation requirement has not yet been satisfied for either product candidate. These manufacturing processes and the facilities of our third-party manufacturers, including our third-party API manufacturer and our third-party manufacturer providing fill-finish services, will be subject to inspection and approval by the FDA before we can commence the commercial manufacture and sale of Fovista or Zimura, and thereafter on an ongoing basis. Our third-party manufacturer for API has never been inspected by the FDA and has not been through the FDA approval process for a commercial product. Our third-party manufacturer providing fill-finish services is subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Additionally, on October 22, 2014, the FDA issued its final guidance on the circumstances that constitute delaying, denying, limiting or refusing a drug inspection pursuant to Section 707 of the Food and Drug Administration Safety and Innovation Act of 2012. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our API or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of API or our fill-finish services could be interrupted or limited, which could have a material adverse effect on our business.

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

If a collaborator of ours, including Novartis, were to be involved in a business combination or other transaction, the foregoing risks would be heightened, and the business combination or transaction may divert attention or resources or create competing priorities. The collaborator may delay or terminate our product development or commercialization program. If one of our collaborators, including Novartis, terminates its agreement with us, we could find it more difficult to attract new collaborators and the perception of our company in the business and financial communities could be adversely affected.

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

•                  Under the terms of the amended license, manufacturing and supply agreement with Nektar, pursuant to which we obtained, among other licenses, an exclusive, worldwide license to make, develop, use, import, offer for sale and sell certain products that incorporate a specified PEG reagent linked with the active ingredient in Fovista, if we fail to use commercially reasonable efforts to achieve the first commercial sale of Fovista in the United States by June 30, 2018, we and Nektar may agree in good faith to extend such date in specified circumstances. If such date is not extended, Nektar may either terminate our license or convert our license for such country to a non- exclusive license. In addition, if we fail to use commercially reasonable efforts to develop Fovista and file and seek approval of new drug applications on a schedule permitting us to make first commercial sales of Fovista in specified countries by June 30, 2019, do not make such first commercial sales of Fovista by such date, or thereafter fail to use commercially reasonable efforts to continue to commercialize and market Fovista in such countries, we will be in material breach of the agreement and Nektar will have the right to terminate the agreement.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Moreover, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, term, enforceability and commercial value of our patent rights are highly uncertain.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The last to expire of the U.S. patent rights covering the composition of matter of Fovista is expected to expire in 2017. Such expiration date is prior to the date by which we expect Fovista to be commercialized in the United States if we obtain marketing approval. We own an issued U.S. patent covering methods of treating wet AMD with Fovista in combination with Avastin or Lucentis, which is expected to expire in 2024. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent restoration term of up to five years as partial compensation for patent term effectively lost during product development and the FDA regulatory review process occurring after the issuance of a patent. We may be able to obtain a patent term extension for one of these U.S. patents, and we expect such extension to be for approximately three years. The European patent rights covering the composition of matter of Fovista are expected to expire in 2018. Such expiration date is shortly after the date by which we expect Fovista to be commercialized in Europe, and may even be prior to such date. We own a granted European patent covering a combination of Fovista and Lucentis or Avastin for use in a method for treating wet AMD. This European patent is expected to expire in 2024.  Similar to the patent term restoration available in the United States, the regulatory framework in the European Union and certain other foreign jurisdictions provides the opportunity to extend the term of a patent that covers an approved drug in certain circumstances.  Notwithstanding the availability of patent term extension or restoration provisions, we may not be granted patent term extensions because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term or scope of any such extension is less than we request, any period during which we have the right to exclusively market our product will be shorter than we would otherwise expect, and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

Our commercial success depends upon our ability and the ability of our collaboration and commercialization partners to develop, manufacture, market and sell our product candidates and products and use our proprietary technologies without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We or our collaboration and commercialization partners may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, re-examination, post-grant review, opposition, cancellation or similar proceedings before the USPTO or its foreign counterparts. The risks of being involved in such litigation and proceedings may also increase as our or their product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us or our collaboration or commercialization partners based on existing or future intellectual property rights. We or they may not be aware of all such intellectual property rights potentially relating to our product candidates and their manufacture and uses. Thus, we do not know with certainty that Fovista, Zimura or any other product candidate, or our intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

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

We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development and manufacturing development. During the 12-month period ending June 30, 2015, we hired approximately half of our 96 employees. We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We have identified a material weakness in our internal control over financial reporting.

As discussed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2015, we determined in July 2015 that we overstated the net deferred tax asset recorded on our balance sheets and understated the income tax provision on our statements of operations as of and for the periods ending June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015. As discussed in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K/A, also filed on July 28, 2015, management believes that this situation revealed a material weakness in internal controls related to technical accounting expertise over the accounting for deferred tax assets and income tax accounting in general. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The deficiency in the application of our controls relating to technical accounting expertise over the accounting for deferred tax assets and income tax accounting in general resulted in the audit committee of our board of directors concluding that the relevant financial statements should not be relied upon, and our subsequent restatement of the relevant financial statements.

We have discussed the identified control deficiency in our financial reporting and the remediation of such deficiency with the audit committee of our board of directors and will continue to do so as necessary. While we have begun to take steps to remediate this deficiency in controls, we cannot be certain that the remedial measures that we have taken will ensure that we maintain adequate controls over our financial reporting in the future and, accordingly, additional material weaknesses could occur or be identified. Any additional deficiencies could materially and adversely affect our ability to provide timely and accurate financial information, and the current and future deficiencies may impact investors’ confidence in our internal controls and our company, which could cause our stock price to decline.

Risks Related to Information Technology

We rely significantly upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial participants and business partners. The secure maintenance of this information is critical to our business and reputation. Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, we believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. In the recent past, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. System failures, data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. System failures or accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy.  A data security breach could also lead to public exposure of personal information of our clinical trial patients and others. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.  The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

As of June 30, 2015, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2015, we had outstanding 34,675,404 shares of common stock. Of these shares, approximately 6,718,000 shares are restricted securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted securities under Rule 144 under the Securities Act, including, for example, shares sold in our initial public offering or our follow-on public offering, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of approximately 5,982,000 shares of our common stock, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans prior to awards becoming exercisable. As of June 30, 2015, we had outstanding stock options to purchase an aggregate of approximately 3,462,000 shares of our common stock, of which options to purchase approximately 964,000 shares were vested, as well as approximately 268,000 unvested restricted stock units. Once registered on Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting. We are also required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we must document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources and engage outside consultants to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. These efforts will need to increase following management’s conclusion that our accounting for net deferred tax assets in 2014 and early 2015 revealed a material weakness in internal control over financial reporting related to technical accounting expertise over the accounting for deferred tax assets and income tax accounting in general. Despite our ongoing efforts, there is a risk that our internal control over financial reporting may, in the future, be found to be ineffective under Section 404. Our identification of one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of June 30, 2015, we have used approximately $35.8 million of the net proceeds from initial public offering as follows:

•       approximately $24.7 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF therapy for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

•       approximately $11.1 million for working capital and other general corporate purposes.

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

OPHTHOTECH CORPORATION

Date: August 10, 2015	By:	/s/ Michael G. Atieh
Michael G. Atieh
Executive Vice President and Chief Financial and Business Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment No. 1 to 2013 Stock Incentive Plan, adopted June 4, 2015

10.2	Sublease Agreement, dated April 7, 2015, by and between Otsuka America Pharmaceutical, Inc. and the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*  Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheet at June 30, 2015 and December 31, 2014 (unaudited), (ii)  Statement of Operations (unaudited) for the three and six month periods ended June 30, 2015 and 2014, (iii)  Statement of Cash Flows (unaudited) for the six month period ended June 30, 2015 and 2014 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.