Form 10-Q
period 2015-09-30
Ophthotech Corp.
filed 2015-11-05
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015 there were 34,959,573 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  the timing, costs, conduct and outcome of our Phase 3 clinical trials of Fovista® (pegpleranib) and other clinical trials of Fovista, in each case administered in combination with anti-VEGF therapy for the treatment of wet age-related macular degeneration, or AMD, including statements regarding the timing of the initiation of and completion of enrollment in such trials, the timing and the availability of, and the costs to obtain, initial top-line results from, and the completion of, such trials and the timing of regulatory filings;

•                  the timing, costs, conduct and outcome of our planned trials for Zimura®  for the treatment of patients with geographic atrophy, a form of dry AMD and, in combination with anti-VEGF therapy, for the treatment of certain forms of wet AMD, including statements regarding the timing of the initiation of and completion of enrollment in such trials, and the costs to obtain and timing of receipt of initial results from, and the completion of, such trials;

•                  the timing, costs, conduct and outcome of our planned preclinical work for an ophthalmic formulation of tivozanib, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of results from, such work;

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

•                  our ability to establish and maintain arrangements for the manufacture of Fovista, Zimura and other product candidates we may develop;

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our other periodic reports completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OPHTHOTECH CORPORATION

Unaudited Balance Sheets

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$254,895	$39,814
Available for sale securities	26,147	423,746
Due from Novartis Pharma AG	—	960
Prepaid expenses and other current assets	5,541	8,812
Deferred tax assets	1,500	50
Total current assets	288,083	473,382
Available for sale securities	144,944	—
Property and equipment, net	2,590	1,555
Deferred tax assets, non-current	14,632	4,467
Security deposits	467	282
Other assets	35	100
Total assets	$450,751	$479,786
Liabilities and Stockholders’ Equity
Current liabilities
Accrued research and development expenses	$20,080	$7,918
Accounts payable and accrued expenses	7,850	8,707
Deferred revenue	6,714	3,206
Total current liabilities	34,644	19,831
Deferred revenue, long-term	207,996	206,418
Royalty purchase liability	125,000	125,000
Total liabilities	367,640	351,249
Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 34,903,881 and 33,994,520 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	35	34
Additional paid-in capital	452,887	428,390
Accumulated deficit	(369,890)	(299,822)
Accumulated other comprehensive income (loss)	79	(65)
Total stockholders’ equity	83,111	128,537
Total liabilities and stockholders’ equity	$450,751	$479,786

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue	$3,448	$39,575	$46,723	$39,575
Operating expenses:
Research and development	40,479	17,105	97,095	66,189
General and administrative	10,412	8,812	31,955	22,731
Total operating expenses	50,891	25,917	129,050	88,920
Income (loss) from operations	(47,443)	13,658	(82,327)	(49,345)
Interest income and other	339	73	630	189
Income (loss) before income tax provision	(47,104)	13,731	(81,697)	(49,156)
Income tax (benefit) provision	(7,531)	5,179	(11,629)	35,964
Net income (loss)	$(39,573)	$8,552	$(70,068)	$(85,120)
Net income (loss) per common share:
Basic	$(1.14)	$0.26	$(2.03)	$(2.57)
Diluted	$(1.14)	$0.25	$(2.03)	$(2.57)
Weighted average common shares outstanding:
Basic	34,782	33,531	34,432	33,074
Diluted	34,782	34,859	34,432	33,074

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(39,573)	$8,552	$(70,068)	$(85,120)
Other comprehensive income:
Unrealized gain on available for sale securities, net of taxes	55	10	144	35
Other comprehensive income	55	10	144	35
Comprehensive income (loss)	$(39,518)	$8,562	$(69,924)	$(85,085)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2015	2014
Operating Activities
Net loss	$(70,068)	$(85,120)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	535	80
Amortization of premiums and discounts on investment securities	2,517	1,338
Gain on sale of marketable securities	(53)	—
Deferred income taxes	(11,722)	(2,144)
Share-based compensation	18,474	9,492
Excess tax benefits from share-based compensation	—	(2,335)
Changes in operating assets and liabilities:
Due from Novartis Pharma AG	960	(50,000)
Prepaid expenses and other current assets	3,271	4,011
Accrued interest receivable	320	148
Security deposits	(185)	(28)
Other assets	65	(84)
Accrued research and development expenses	12,162	3,857
Accounts payable and accrued expenses	(857)	2,896
Income tax payable	—	7,785
Deferred revenue	5,086	210,425
Net cash (used in) provided by operating activities	(39,495)	100,321
Investing Activities
Purchase of marketable securities	(382,921)	(385,403)
Sale of marketable securities	367,043	—
Maturities of marketable securities	266,000	70,000
Purchase of property and equipment	(1,576)	(1,342)
Proceeds from sale of assets	6	—
Net cash provided by (used in) investing activities	248,552	(316,745)
Financing Activities
Proceeds from stock option/warrant exercises	6,024	1,221
Proceeds from follow-on public offering, net	—	55,409
Excess tax benefits from share-based compensation	—	2,335
Proceeds from royalty purchase agreement	—	41,667
Net cash provided by financing activities	6,024	100,632
Net change in cash and cash equivalents	215,081	(115,792)
Cash and cash equivalents
Beginning of period	39,814	210,596
End of period	$254,895	$94,804
Supplemental disclosure of non-cash information related to investing activities
Change in unrealized gains in available for sale securities, net of tax	$144	$35

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Notes to Unaudited Financial Statements

(tabular dollars and shares in thousands, except per share data)

1.                       Business

Description of Business and Organization

Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. The Company’s most advanced product candidate is Fovista® (pegpleranib), which is in Phase 3 clinical development for use in combination with anti-VEGF therapy that represent the current standard of care for the treatment of wet AMD. The Company has completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis (ranibizumab) and has completed patient recruitment for two Phase 3 clinical trials of Fovista administered in combination with Lucentis.  The Company is also developing its product candidate Zimura® for the treatment of patients with geographic atrophy (“GA”), a form of dry AMD, and, in combination with anti-VEGF therapy for the treatment of wet AMD in patients with suboptimal response to anti-VEGF monotherapy, as well as for the treatment of polypoidal choroidal vasculopathy (“PCV”), a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails.  The Company is also investigating the potential of an ophthalmic forumulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which the Company has an option for a license.

2.                       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 balance sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2014, as filed with the SEC on March 2, 2015, and as amended on Form 10-K/A and filed with the SEC on July 28, 2015.

In the opinion of management, the unaudited financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Available for Sale Securities

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Available for sale securities with original maturities of greater than one year are recorded as non-current assets. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income

(loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary.

Revenue Recognition

Collaboration Revenue

Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an upfront payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma AG (the “Novartis Agreement”), which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, or $100.0 million in the aggregate, under the Novartis Agreement. The Company recognized revenue of approximately $46.7 million during the nine months ended September 30, 2015, which primarily related to the $50.0 million milestone it achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. During the three months ended September 30, 2015, the Company recognized revenue of approximately $3.4 million. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

License revenue	$—	$38,373	$38,083	$38,373
Research and development activity revenue	1,594	1,200	6,768	1,200
API transfer revenue	1,851	—	1,851	—
Joint operating committee revenue	3	2	21	2
Total collaboration revenue	$3,448	$39,575	$46,723	$39,575

In the future, the Company may generate additional revenues from a combination of product sales and license fees, milestone payments, research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to certain of the Company’s technology and products, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical, clinical or commercial material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; payments for manufactured material; and royalties on future product sales.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and available for sale securities. The Company maintains its cash in bank accounts, which generally exceed federally insured limits. The Company maintains its cash equivalents in U.S. Treasury securities with maturities of 90 days or less and investments in money market funds.

The Company’s available for sale securities are also invested in U.S. Treasury securities and investment-grade corporate debt securities. The Company has not recognized any losses from credit risks on such investments during any of the periods presented. The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available for sale securities.

Foreign Currency Translation

The Company considers the U.S. dollar to be its functional currency. Expenses denominated in foreign currencies are translated at the exchange rate on the date the expense is incurred. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is included in the Statements of Operations. Foreign exchange transaction gains and losses are included in the results of operations and are not material in the Company’s financial statements.

Financial Instruments

Cash equivalents and available for sale securities are reflected in the accompanying financial statements at fair value. The carrying amount of accounts payable and accrued expenses approximates fair value due to the short-term nature of those instruments.

Property and Equipment

Property and equipment, which consists mainly of manufacturing and clinical equipment, furniture and fixtures, computers and other office equipment, and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method.

Research and Development

Research and development expenses primarily consist of costs associated with the manufacturing, development and clinical testing of Fovista, an anti-platelet derived growth factor (“PDGF”) aptamer that the Company is developing for use in combination with anti-VEGF therapy for treatment of wet AMD, and Zimura, an inhibitor of complement factor C5 that the Company is developing for the treatment of patients with GA, and, in combination with anti-VEGF therapy, for the treatment of PCV, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails, as well as costs associated with the preclinical development of other product candidates and formulations. Research and development expenses consist of:

•                  external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”) and other vendors and contract manufacturing organizations (“CMOs”) for the production of drug substance and drug product; and

•                  employee-related expenses, including salaries, benefits and share-based compensation expense.

Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to collaborative partners.

All research and development expenses are charged to operations as incurred in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic, or ASC, 730, Research and Development. The Company accounts for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

The Company anticipates that it will continue to incur significant research and development expenses in connection with conducting its pivotal Phase 3 clinical program for Fovista and, if such trials are successful, seeking marketing approval for Fovista.  The Company also expects that its research and development expenses will increase as it further evaluates the potential benefit of Fovista in wet AMD, when administered in combination with anti-VEGF therapy, and in other ophthalmic diseases and conditions with unmet medical need, and as a result of its plan to initiate, in the fourth quarter of 2015, a Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura in patients with GA. The Company expects these research and development expenses to increase as additional trials are initiated and as patient enrollment increases in trials that have already commenced.  In addition, the Company expects that it will incur significant expenses related to manufacturing validation activities associated with Fovista and process development and manufacturing scale-up activities associated with Zimura.

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740-10, Income Taxes—Overall. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred U.S. federal net operating losses (“NOLs”) in each year from its inception in 2007 through 2013 and utilized these NOLs in 2014. As such, all prior tax years since 2007 remain subject to potential tax examination as the utilization of NOLs from prior years opens the relevant year to potential audit.

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

RSUs

The Company estimates the fair value of RSUs granted to employees using the closing market price of the Company’s common stock on the date of grant.

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, and has been reported in the Company’s Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Research and development	$5,116	$1,928	$12,535	$5,535
General and administrative	1,925	1,652	5,939	3,957
Total	$7,041	$3,580	$18,474	$9,492

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provides a one-year deferral of the effective date for the new revenue standard.  Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

4.                       Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options, RSUs and warrants have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same. The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$(39,573)	$8,552	$(70,068)	$(85,120)
Weighted average common shares outstanding - basic	34,782	33,531	34,432	33,074
Plus: effect of dilutive stock options, warrants and unvested restricted stock units	—	1,328	—	—
Weighted average common shares outstanding- dilutive	34,782	34,859	34,432	33,074
Net income (loss) per share of common stock - basic	$(1.14)	$0.26	$(2.03)	$(2.57)
Net income (loss) per share of common stock - diluted	$(1.14)	$0.25	$(2.03)	$(2.57)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Options outstanding	3,224	1,503	3,224	2,244
Warrants	—	—	—	14
Restricted stock units	285	4	285	17
Total	3,509	1,507	3,509	2,275

5.                       Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents included cash of $1.8 million and $4.7 million as of September 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents as of September 30, 2015 and December 31, 2014 also included investments of $253.1 million and $35.1 million, respectively, in U.S. Treasury securities with original maturities of 90 days or less and investments in money market funds.

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. The Company held available for sale securities with a fair value totaling $171.1 million and $423.7 million as of September 30, 2015 and December 31, 2014, respectively.  These available for sale securities consisted of U.S. Treasury securities and investment-grade corporate debt securities.  At September 30, 2015, the Company held available for sale securities of $26.1 million with maturities less than one year, and $144.9 million with maturities of greater than one year. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary losses in fair value of its investments as of September 30, 2015. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2015
	Cost	Fair Value	Carrying Value	Unrealized Gain

U.S. Treasury securities	$106,340	$106,464	$106,464	$124
Corporate debt securities	64,612	64,626	64,626	14
Total	$170,952	$171,090	$171,090	$138

	As of December 31, 2014
	Cost	Fair Value	Carrying Value	Unrealized Loss

U.S. Treasury securities	$423,859	$423,746	$423,746	$(113)
Corporate debt securities	—	—	—	—
Total	$423,859	$423,746	$423,746	$(113)

The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains and losses are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss).  The changes in accumulated other comprehensive income (loss) associated with the unrealized gain on available for sale securities during the three and nine months ended September 30, 2015 and September 30, 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Beginning balance	$24	$25	$(65)	$—
Current period changes in fair value before reclassifications, net of tax	85	10	174	35
Amounts reclassified from accumulated other comprehensive income, net of tax	(30)	—	(30)	—
Total other comprehensive income, net of tax	55	10	144	35
Ending balance	$79	$35	$79	$35

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

Novartis paid the Company a $200.0 million upfront fee upon execution of the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is also obligated to pay the Company up to an aggregate of $130.0 million if the Company achieves specified patient enrollment-based milestones for its Phase 3 clinical program for Fovista, of which $50.0 million was achieved in September 2014 and received by the Company in October 2014 and $50.0 million was achieved in March 2015 and received in April 2015, and up to an aggregate of an additional $300.0 million upon achievement of specified regulatory approval milestones, including reimbursement approval, in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay the Company up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay the Company royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. The Company will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. The Company will continue to be responsible for royalties it owes to third parties on sales of Fovista products.

Novartis has agreed to pay the Company’s manufacturing costs plus a specified percentage margin for commercial supplies of the bulk API for Fovista that the Company supplies to Novartis. If the Company or Novartis exercises each of their respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs. If the Company exercises its option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, the Company will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs. The Company and Novartis will also need to negotiate and agree on financial and other terms that would apply to such rights. If the Company exercises its option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, the Company will be obligated to either enter into a supply agreement with Novartis under which the Company will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to the Company, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of the Company’s net sales of such products.

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

Novartis has agreed to specified limitations on its ability to in-license, acquire or commercialize any anti-PDGF product that does not contain Fovista (an “Alternative Anti-PDGF Product”) in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to the Company in the United States under specified option conditions. If the Company exercises its option, the Company will be obligated to make certain payments to Novartis, including specified milestone and royalty payments. The amounts of such payments will vary based on the product’s stage of clinical development at the time the Company exercises its option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, the Company will, subject to specified limitations, have the option to terminate the Novartis Agreement, convert Novartis’s exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis. If the Company elects to terminate the Novartis Agreement, Novartis will, subject to specified limitations, be required to pay to the Company, certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the Novartis Agreement.

Activities under the Novartis Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)) to determine if they represented a multiple element revenue arrangement. The Novartis Agreement includes the following deliverables: (1) an exclusive license to commercialize Fovista outside the United States (the “License Deliverable”); (2) the performance obligation to conduct research and development activities related to the Phase 3 Fovista clinical trials and certain Phase 2 trials for Fovista (the “R&D Activity Deliverable”); (3) the performance obligation to supply API to Novartis for development and manufacturing purposes (the “Manufacturing Deliverable”) and (4) the Company’s obligation to participate on the joint operating committee established under the terms of the Novartis Agreement and related subcommittees (the “Joint Operating Committee Deliverable”). Novartis has the right, subject to the certain approval rights of the Company, to sublicense the exclusive royalty-bearing license to commercialize Fovista in the Novartis Territory. The Company’s obligation to provide access to clinical and regulatory information as part of the License Deliverable includes the obligation to provide access to all clinical data, regulatory filings, safety data and manufacturing data to Novartis which is necessary for commercialization of Fovista in the Novartis Territory. The R&D Activity Deliverable includes the right and responsibility for the Company to conduct the Phase 3 Fovista clinical program and other studies of Fovista in the Novartis Territory which are necessary or desirable for regulatory approval or commercialization of Fovista. The Manufacturing Deliverable includes the obligation for the Company to supply API to Novartis for development and commercial purposes, for which Novartis has agreed to pay the Company’s manufacturing costs, plus a specified margin. The Joint Operating Committee Deliverable includes the obligation to participate in the Joint Operating Committee and related subcommittees at least through the first anniversary of regulatory approval in the European Union. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Novartis. Accordingly, each unit will be accounted for separately.

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

In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, or $100.0 million in aggregate, under the Novartis Agreement. The Company recognized revenue of approximately $46.7 million during the nine months ended September 30, 2015, which primarily related to the $50.0 million milestone it achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. Below is a summary of the components of the Company’s collaboration revenue for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

License revenue	$—	$38,373	$38,083	$38,373
Research and development activity revenue	1,594	1,200	6,768	1,200
API transfer revenue	1,851	—	1,851	—
Joint operating committee revenue	3	2	21	2
Total collaboration revenue	$3,448	$39,575	$46,723	$39,575

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

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of September 30, 2015, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

8.                       Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2015 and December 31, 2014, the

Company does not believe any material uncertain tax positions were present. Accordingly, the Company has not accrued any interest or penalties due to uncertain tax positions.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryback losses to 2014, the only year in which the Company had taxable income.  The Company is currently projecting tax losses in 2015.  As such, the Company has recorded a benefit from income taxes during the three and nine months ended September 30, 2015. The Company currently expects to realize its net deferred tax assets recorded as of September 30, 2015 due to the Company’s ability to carryback its projected federal tax losses to 2014. Because of the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized.

Deferred tax assets relating to employee share-based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of RSUs. Although certain of these deductions will be reported on the corporate tax returns and increase the Company’s NOLs, these related tax benefits are not recognized for financial reporting purposes.

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

The Company reviews investments on a periodic basis for other than temporary impairments. This review is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in the period that may have a significant adverse effect on the fair value of the investment. The Company uses the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company classifies its corporate debt securities within the fair value hierarchy as Level 2 assets, as it primarily utilizes quoted market prices or rates for similar instruments to value these securities.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•                           Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market. The Company’s Level 1 assets consist of investments in money market funds and U.S. Treasury securities.

•                           Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability. The Company’s Level 2 assets consist of investments in investment-grade corporate debt securities.

•                           Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability. The Company does not hold any assets that are measured using Level 3 inputs.

The Company did not make any reclassifications of Level 1 and Level 2 assets during the three months ended September 30, 2015.  The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in money market funds*	$253,068	$—	$—
Investments in U.S. Treasury securities	$106,464	$—	$—
Investments in Corporate debt securities	$—	$64,626	$—

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in U.S. Treasury money market funds*	$35,111	$—	$—
Investments in U.S. Treasury securities	$423,746	$—	$—

*                          Investments in money market funds and U.S. Treasury securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.

10.                Stock Option and Compensation Plans

The Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”) for employees, directors and consultants for the purpose of advancing the interests of the Company’s stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. The 2007 Plan provided for the granting of stock option awards, restricted stock awards, and other stock-based and cash-based awards. Following the effectiveness of the 2013 Stock Incentive Plan described below in connection with the closing of the Company’s initial public offering, the Company is no longer granting additional awards under the 2007 Plan.

In August 2013, the Company’s board of directors adopted and the Company’s stockholders approved the 2013 stock incentive plan (the “2013 Plan”), which became effective immediately prior to the closing of the Company’s initial public offering. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. Upon effectiveness of the 2013 Plan, the number of shares of the Company’s common stock that were reserved for issuance under the 2013 Plan was the sum of (1) such number of shares (up to approximately 3,359,641 shares) as is equal to the sum of 739,317 shares (the number of shares of the common stock then available for issuance under the 2007 Plan), and such number of shares of the Company’s common stock that are subject to outstanding awards under the 2007 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (2) an annual increase, to be added the first business day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until, and including, the fiscal year ending December 31, 2023, equal to the lowest of 2,542,372 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by its board of directors. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2013 Plan. However, incentive stock options may only be granted to employees of the Company.

In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,257,000 shares, effective as of January 1, 2014 and an additional approximately 1,360,000 shares effective as of January 1, 2015. As of September 30, 2015, the Company had approximately 1,152,000 shares available for grant under the 2013 Plan.

On September 30, 2014, as an inducement grant issued outside the Company’s existing equity compensation plan in accordance with NASDAQ listing rule 5635(c)(4) (an “inducement grant”), the Company issued to an employee an option to purchase 200,000 shares of its common stock at an exercise price of $38.93 per share.  On August 31, 2015, outside of its existing equity compensation plan and as an inducement grant, the Company issued to a different employee an option to purchase 120,000 shares of its common stock at an exercise price of $44.03 per share.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and nine months ended September 30, 2015 and 2014, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Cash Proceeds from options exercised	$1,813	$921	$6,024	$1,221
Aggregate intrinsic value of options exercised	$10,092	$3,785	$39,033	$6,884

A summary of the stock options outstanding and exercisable as of September 30, 2015 is as follows:

		As of September 30, 2015
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	527	6.9	$7.74	225	$5.53
$10.04-$20.00	366	6.8	$13.43	123	$13.49
$20.01-$30.00	169	8.1	$25.63	71	$25.54
$30.01-$40.00	1,405	8.4	$33.13	551	$32.94
$40.01-$55.00	709	9.4	$45.53	25	$42.77
$55.01-$70.34	48	9.8	$70.34	—	$—
	3,224			995

Aggregate Intrinsic Value	$40,098			$16,431

In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $3.4 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively, net of expected forfeitures.  In connection with stock option awards granted to employees, the Company recognized share-based compensation expense of approximately $11.4 million and $8.3 million for the nine months ended September 30, 2015 and 2014, respectively, net of expected forfeitures.  As of September 30, 2015, there was approximately $41.2 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards to employees, which are expected to be recognized over a remaining weighted average period of 2.8 years.

In connection with stock options awards granted to consultants, the Company recognized approximately $1.8 million and $0.4 million in share-based compensation expense during the three months ended September 30, 2015 and 2014, respectively, net of expected forfeitures.  In connection with stock options awards granted to consultants, the Company recognized approximately $3.4 million and $1.0 million in share-based compensation expense during the nine months ended September 30, 2015 and 2014, respectively, net of expected forfeitures.  As of September 30, 2015, there was approximately $2.4 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 2.3 years.

As of September 30, 2015, the Company had approximately 285,000 RSUs outstanding. In connection with RSUs granted to employees, the Company recognized share-based compensation expense of approximately $1.8 million and $0.1 million during the three months ended September 30, 2015 and 2014, net of expected forfeitures.  In connection with RSUs granted to employees, the Company recognized share-based compensation expense of approximately $3.7 million and $0.2 million during the nine months ended September 30, 2015 and 2014, net of expected forfeitures.  As of September 30, 2015, there was approximately $8.8 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 2.8 years.

11.                Property and Equipment

Property and equipment as of September 30, 2015 and December 31, 2014 were as follows:

	Useful Life (Years)	September 30, 2015	December 31, 2014
Manufacturing and clinical equipment	7-10	$617	$617
Computer and other office equipment	5	916	292
Furniture and fixtures	7	630	591
Leasehold improvements	3-5	463	357
Construction in progress		701	—
		3,327	1,857
Accumulated depreciation		(737)	(302)
Property and equipment, net		$2,590	$1,555

For the three and nine months ended September 30, 2015, depreciation expense was $77 thousand and $535 thousand, respectively, and includes amounts incurred related to the relocation of the Company’s office facilities in Princeton, New Jersey. For the three and nine months ended September 30, 2014, depreciation expense was $36 thousand and $80 thousand, respectively.

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

Overview

We are a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD.  Our most advanced product candidate is Fovista® (pegpleranib), which is in Phase 3 clinical development for use in combination with anti-VEGF therapy that represents the current standard of care for the treatment of wet AMD.  We have completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis® (ranibizumab) and have completed patient recruitment for two Phase 3 clinical trials of Fovista administered in combination with Lucentis. We are also developing our product candidate Zimura® as a monotherapy for the treatment of patients with geographic atrophy, or GA, a form of dry AMD, and in combination with anti-VEGF therapy for the treatment of wet AMD in patients with suboptimal response to anti-VEGF monotherapy, as well as for the treatment of polypoidal choroidal vasculopathy, a specific type of wet AMD, in patients who do not respond adequately to anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. We are also investigating the potential of an ophthalmic formulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which we have an option for a license.

Fovista Phase 3 Clinical Program

Our pivotal Phase 3 clinical program for Fovista consists of three separate Phase 3 clinical trials to evaluate the safety and efficacy of Fovista administered in combination with anti-VEGF therapy for the treatment of wet AMD compared to anti-VEGF monotherapy. Two of these trials, referred to as the Fovista Phase 3 Lucentis Trials, are evaluating Fovista in combination with Lucentis compared to Lucentis monotherapy.  The third trial, referred to as the Fovista Phase 3 Eylea/Avastin Trial, is evaluating Fovista in combination with Eylea® (aflibercept) or Avastin® (bevacizumab) compared to Eylea or Avastin monotherapy.  Our development strategy for Fovista is to be agnostic with respect to the choice of the anti-VEGF therapy administered in combination with Fovista.

We completed patient recruitment in one of the Fovista Phase 3 Lucentis Trials in May 2015 and in the other Fovista Phase 3 Lucentis Trial in October 2015.  The Fovista Phase 3 Lucentis Trials are investigating Fovista in combination with Lucentis compared to Lucentis monotherapy and are identical with respect to the trial design in the first year. Therefore, the database from both of the Fovista Phase 3 Lucentis Trials will be locked and analyzed together, which will allow for the pooled analysis for certain relevant endpoints in accordance with the statistical analysis plan.  We expect initial, top-line data from both of the Fovista Phase 3 Lucentis Trials to be available during the fourth quarter of 2016.

We are continuing to actively enroll patients in the Fovista Phase 3 Eylea/Avastin Trial. This trial is investigating Fovista in combination with either Eylea or Avastin compared to either Eylea or Avastin monotherapy. Our Phase 2b trial utilized Lucentis as the only anti-VEGF therapy because Eylea was not yet approved and Avastin’s non-inferiority status compared to Lucentis was not yet established at the time the Phase 2b clinical trial commenced. Therefore, in order to gain more experience with Fovista when administered in combination with Eylea or Avastin prior to starting a pivotal Phase 3 clinical trial, the Fovista Phase 3 Eylea/Avastin Trial started later (May 2014) than the Fovista Phase 3 Lucentis Trials (August 2013). This time period of approximately nine months allowed us to complete the assessment of initial preclinical and clinical studies and ensure compatibility of Eylea or Avastin when administered in combination with Fovista.

Our key objective and plan is to make Fovista commercially available to physicians to treat their patients with wet AMD as quickly as possible, subject to obtaining favorable data from the Phase 3 clinical program. We are continuing to explore various regulatory filing options. We anticipate that we will initially submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for Fovista in combination with Lucentis based upon data from the two Fovista Phase 3 Lucentis Trials and subsequently submit an amendment to the NDA with data from the Fovista Phase 3 Eylea/Avastin Trial, subject to obtaining favorable data from these trials. Alternatively, we may choose to file a supplemental NDA for Fovista in combination with Eylea or Avastin following FDA review of the NDA for Fovista in combination with Lucentis.

Fovista Expansion Studies

In addition to our ongoing Phase 3 clinical program for Fovista, we have either initiated, or have plans to initiate in the near future, additional clinical trials to evaluate the potential additional benefits of Fovista administered in combination with anti-VEGF therapy in wet AMD patients.  We refer to these trials as the Fovista Expansion Studies.

During the third quarter of 2014, we initiated an open-label Phase 2a clinical trial to investigate the optimal regimen of Fovista, when administered in combination with anti-VEGF therapy (Lucentis, Eylea or Avastin), in reducing the formation of subretinal fibrosis in wet AMD patients.  As part of this trial, we are investigating in a subset of patients the effect of receiving pre-treatment with Fovista prior to receiving combination therapy of Fovista with an anti-VEGF agent.  We completed enrollment in May 2015 with a total of 101 patients enrolled in this 24-month trial.

During the fourth quarter of 2014, we initiated an open-label Phase 2a clinical trial to evaluate the optimal regimen of Fovista, when administered in combination with anti-VEGF therapy (Lucentis, Eylea or Avastin), in reducing the treatment burden for wet AMD patients.  We completed enrollment in October 2015 with a total of 64 patients enrolled in this 18-month trial.

We plan to initiate, in late 2015 or early 2016, a randomized, double-masked, controlled Phase 2b clinical trial to evaluate the safety and efficacy of Fovista administered in combination with Avastin for the treatment of wet AMD compared to Avastin monotherapy.  Following an induction period, patients will be treated bimonthly with either combination therapy of Fovista with Avastin or Avastin monotherapy.  We plan to begin by enrolling patients in the Netherlands, where we believe Avastin is the current standard of care anti-VEGF agent for the treatment of wet AMD.  As the trial progresses, we may expand the trial to include sites in additional countries.

We also plan to initiate, in late 2015 or early 2016, an open-label Phase 2a clinical trial to investigate the role of multi-modal imaging in assessing anatomic responses to various wet AMD treatment regimens of Fovista administered in combination with anti-VEGF therapy.  This trial will include both wet AMD patients who have previously received anti-VEGF treatment, whom we refer to as treatment experienced, as well as wet AMD patients who have not previously received anti-VEGF treatment, whom we refer to as treatment naïve.

We may in the future seek to pursue additional clinical trials to assess the potential therapeutic benefit of Fovista in wet AMD as well as other ophthalmic conditions.

Novartis Agreement

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

Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our Phase 3 clinical program for Fovista, $50.0 million of which we achieved in September 2014 and received in October 2014 and $50.0 million of which we achieved in March 2015 and received in April 2015, and up to an aggregate of an additional $300.0 million upon achievement of specified marketing approval milestones in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

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

Zimura Clinical Development

We plan to initiate, by the end of 2015, a randomized, double-masked, controlled Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with GA.  We plan to enroll approximately 300 patients in the initial stage of the trial.  During this stage, patients will be randomized into three groups, and will receive either:  monthly injections of 1.0 mg of Zimura per eye; monthly injections of 2.0 mg of Zimura per eye; or monthly sham injections as the control arm.  At month 18, we plan to conduct an interim analysis to assess the safety and efficacy of Zimura compared to sham. Upon review of the interim analysis, a determination will be made based on safety and efficacy parameters whether to expand the trial and enroll additional patients.  Patients in the trial will receive monthly injections over the 24-month study period.

We plan to initiate, in late 2015 or early 2016, an open-label Phase 2a clinical trial to evaluate the safety and efficacy of Zimura administered in combination with anti-VEGF therapy for the treatment of wet AMD in treatment experienced patients with a suboptimal response to anti-VEGF monotherapy.

We also initiated in late 2014 a very small, open-label Phase 2 clinical trial investigating Zimura administered in combination with anti-VEGF therapy for the treatment of polypoidal choroidal vasculopathy, or PCV, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails.

Overview of Funding History and Requirements

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. As of September 30, 2015, we had an accumulated deficit of $369.9 million.  Our net loss was $70.1 million for the nine months ended September 30, 2015, and $116.8 million for the year ended December 31, 2014, and we expect to continue to incur significant operating losses in 2015 and in the future. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement and enrollment-based milestone payments of $50.0 million in October 2014 and $50.0 million in April 2015.

We expect our expenses to continue to increase substantially, particularly as we continue the development of Fovista in our Phase 3 clinical program. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista when administered in combination with anti-VEGF therapy in wet AMD patients through the Fovista Expansion Studies, and potentially in other ophthalmic diseases and conditions with unmet need, and as we pursue the development of Zimura through our Zimura development programs. We expect our expenses to increase as we initiate additional trials and as patient enrollment increases in trials that have already commenced. We also expect our expenses to increase as we manufacture validation batches of API and drug product for Fovista. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our commercial infrastructure and build-up our Fovista API supply to support the anticipated launch of Fovista.  Furthermore, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. We are also exploring the potential of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option to obtain a license, and expect our expenses to increase as we continue the preclinical development of this compound. We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp. and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. Furthermore, we are incurring and expect to continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. These costs include significant legal, compliance, accounting, and investor and public relations expenses, as well as increased insurance premiums.  See “—Liquidity and Capital Resources — Funding Requirements” for a discussion of factors affecting our future capital requirements.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate significant product revenue unless, and until, we obtain marketing approval for, and commercialize, Fovista, Zimura or other product candidates that we may develop. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will also depend on many other factors, including whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies. We may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Financial Operations Overview

Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment.  In each of September 2014 and March 2015, we earned a $50.0 million enrollment-based milestone, or $100.0 million in aggregate, under the Novartis Agreement. We recognized revenue of approximately $46.7 million during the nine months ended September 30, 2015, which primarily related to the $50.0 million milestone we achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
License revenue	$—	$38,373	$38,083	$38,373
Research and development activity revenue	1,594	1,200	6,768	1,200
API transfer revenue	1,851	—	1,851	—
Joint operating committee revenue	3	2	21	2
Total collaboration revenue	$3,448	$39,575	$46,723	$39,575

In the future, we may generate additional revenue from a combination of product sales and license fees, milestone payments and research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of certain milestone and other payments, if any, that we may receive from Novartis and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until the end of 2017 at the earliest. If we fail to complete the development of Fovista, Zimura or other product candidates we may develop, in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with the manufacturing development and clinical testing of Fovista and Zimura, as well as costs associated with the preclinical development of other product candidates and formulations. Our research and development expenses consist of:

•                           external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, and other vendors and contract manufacturing organizations, or CMOs, for the production of drug substance and drug product; and

•                           employee-related expenses, including salaries, benefits and share-based compensation expense.

Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to collaborative partners.

All research and development expenses are charged to operations as incurred in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic, or ASC, 730, Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fovista	$27,351	$11,842	$65,098	$52,520
Zimura	2,391	800	5,548	1,799
Personnel related	4,083	2,335	10,995	6,093
Share-based compensation	5,116	1,928	12,535	5,535
Other	1,538	200	2,919	242
	$40,479	$17,105	$97,095	$66,189

We anticipate that we will incur significant research and development expenses in connection with conducting our pivotal Phase 3 clinical program for Fovista and, if such trials are successful, seeking marketing approval for Fovista.  We also expect that our research and development expenses will increase as we further evaluate the potential benefit of Fovista when administered in combination with anti-VEGF therapy in wet AMD patients through our Fovista Expansion Studies, and potentially, in other ophthalmic diseases and conditions with unmet medical need, and as a result of the pursuit of our Zimura development programs, including the initiation of our Phase 2/3 Zimura GA trial by the end of 2015.  We expect these research and development expenses to increase as we initiate additional trials and as patient enrollment increases in trials that have already commenced.  In addition, we expect that we will incur significant expenses related to manufacturing validation activities associated with Fovista and process development and manufacturing scale-up and validation activities associated with Zimura.

Our expenses may exceed our expectations if we experience delays in enrollment or with the availability of drug supply for our clinical trials. Our expenses may also exceed our expectations if we increase our investigator fees for our clinical trials or if we further expand the scope of our clinical trials and programs, including, for example, by increasing the number of clinical trial sites or changing the geographic mix of sites at which patients are enrolled.  Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing validation, process development or the scale-up of manufacturing activities or if we decide to increase licensing or preclinical research and development activities.

Our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials. Furthermore, we are at the early stages of clinical development for Zimura, which we expect will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista and process development and manufacturing scale-up and validation activities associated with Zimura and seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

•                  our ability, together with any commercialization partner’s ability, to market, commercialize and achieve market acceptance for any of our product candidates; and

•                  our ability to successfully file, prosecute, defend and enforce patent claims and other intellectual property rights, together with associated expenses.

A change in the outcome of any of these variables with respect to the development of Fovista, Zimura or any other product candidate we may develop could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of Fovista or any other product candidate or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

See the “Liquidity and Capital Resources” section on page 32 of this Quarterly Report on Form 10-Q for more information regarding our current and future financial resources and our expectations regarding our research and development expenses and funding requirements.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, legal, finance and business development functions. Other general and administrative expenses include facility costs and professional fees for legal, patent, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development, manufacturing, and commercialization activities and as a result of increased personnel, including management personnel to support our research and development, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Interest Income

Our cash, cash equivalents and marketable securities are invested primarily in money market funds, U.S. Treasury securities and investment-grade corporate debt securities, which generate a nominal amount of interest income.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities for which we have not yet been invoiced.

We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotes and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

Revenue Recognition — Collaboration Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, or $100.0 million in the aggregate. We recognized collaboration revenue of approximately $46.7 million during the nine months ended September 30, 2015, which primarily related to the $50.0 million milestone we achieved in March 2015. The balance of the milestone payment was recorded as deferred revenue. During the three months ended September 30, 2015, we recognized collaboration revenue of approximately $3.4 million.  We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and nine months ended September 30 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
License revenue	$—	$38,373	$38,083	$38,373
Research and development activity revenue	1,594	1,200	6,768	1,200
API transfer revenue	1,851	—	1,851	—
Joint operating committee revenue	3	2	21	2
Total collaboration revenue	$3,448	$39,575	$46,723	$39,575

In the future, we may generate additional revenues from a combination of product sales and license fees, milestone payments, research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements we may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to our technology, (ii) research and development activities to be performed on behalf of the collaborative partner and (iii) in certain cases, services in connection with the manufacturing of preclinical, clinical or commercial material. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; payments for manufactured material; and royalties on future product sales.

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

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Expected common stock price volatility	71%	77%	72%	83%
Risk-free interest rate	1.70%-2.04%	1.84%-2.48%	1.35%-2.04%	1.61%-2.48%
Expected term of options (years)	6.3	6.3	6.2	6.3
Expected annual dividend per share	$—	$—	$—	$—

We estimate the fair value of RSUs granted to employees using the closing market price of our common stock on the date of grant.

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

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $7.0 million for the three months ended September 30, 2015 and $3.6 million for the three months ended September 30, 2014. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $18.5 million for the nine months ended September 30, 2015 and $9.5 million for the nine months ended September 30, 2014. As of September 30, 2015, we had $52.4 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.7 years. We expect our share-based compensation for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.

For the three and nine months ended September 30, 2015 and 2014, we allocated share-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$5,116	$1,928	$12,535	$5,535
General and administrative	1,925	1,652	5,939	3,957
Total	$7,041	$3,580	$18,474	$9,492

Income Taxes

In 2014, we received $83.3 million from Novo A/S under the Novo Agreement, which was reported as revenue for income tax purposes. Also in 2014, we received $200.0 million from Novartis upon execution of the Novartis Agreement, a portion of which was reported as revenue for income tax purposes. In addition, we received a milestone payment of $50.0 million in 2014 from Novartis which was reported as revenue for income tax purposes. As a result of these payments, and after taking into account the utilization of our federal net operating loss carry-forwards and utilization of our research and development tax credits, we reported taxable income for tax purposes in 2014. We made income tax payments of $40.2 million during the year ended December 31, 2014. The valuation allowance on certain of our deferred tax assets has been released, where appropriate. We are projecting tax losses for 2015 and as such, we recorded a benefit for income taxes of approximately $7.5 million during the three months ended September 30, 2015, and a benefit from income taxes of approximately $11.6 million during the nine months ended September 30, 2015. See Note 8 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2015 and 2014

	Three months ended September 30,
	2015	2014	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$3,448	$39,575	$(36,127)
Operating expenses:
Research and development	40,479	17,105	23,374
General and administrative	10,412	8,812	1,600
Total operating expenses	50,891	25,917	24,974
Income (loss) from operations	(47,443)	13,658	(61,101)
Interest income and other	339	73	266
Income (loss) before income tax provision	(47,104)	13,731	(60,835)
Income tax (benefit) provision	(7,531)	5,179	(12,710)
Net income (loss)	$(39,573)	$8,552	$(48,125)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2015 was $3.4 million, a decrease of $36.1 million compared to $39.6 million for the three months ended September 30, 2014.  Using the relative selling price method, for the three months ended September 30, 2015, we recognized $1.6 million related to the research and development activities we performed under the Novartis Agreement, $1.9 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue associated with our joint operating committee participation obligation.

Collaboration revenue for the three months ended September 30, 2014 was $39.6 million, of which $38.4 million was allocated to the license delivered to Novartis under the Novartis Agreement and $1.2 million was allocated to research and development activities we performed under the Novartis Agreement during the same period.

Research and Development Expenses

Our research and development expenses were $40.5 million for the three months ended September 30, 2015, an increase of $23.4 million compared to $17.1 million for the three months ended September 30, 2014.  The increase was primarily due to costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the clinical trials, as well as increased manufacturing costs related to our Zimura program. Also contributing to the increase were higher compensation expenses, including share-based compensation, associated with additional research and development staffing.

General and Administrative Expenses

Our general and administrative expenses were $10.4 million for the three months ended September 30, 2015, an increase of $1.6 million compared to $8.8 million for the three months ended September 30, 2014. The increase was primarily due to an increase in costs to support the expansion of our operations, including our public company infrastructure, and the hiring of additional management and corporate staffing, including the early stages of a commercial organization. Also contributing to the increase were higher share-based compensation, and professional services and consulting fees.

Interest Income

Interest income for the three months ended September 30, 2015 was $0.3 million compared to interest income of $0.1 million for the three months ended September 30, 2014.  The increase in interest income earned during the three months ended September 30, 2015 was the result of a change in the mix of our investment portfolio, which previously included only investments in U.S. Treasury securities and now includes investments in certain investment-grade corporate debt securities.

Income tax (benefit) provision

During the three months ended September 30, 2015, we recorded a benefit from income taxes of approximately $7.5 million, which related to our projected tax losses for tax year 2015 and our ability to carry these losses back to 2014 to recapture a portion of the federal income tax payments we paid in 2014. During the three months ended September 30, 2014, we recorded a provision for income taxes of approximately $5.2 million, which primarily related to taxable income that resulted from payments we received under the Novartis Agreement and the Novo Agreement in 2014.

Comparison of Nine Month Periods Ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$46,723	$39,575	$7,148
Operating expenses:
Research and development	97,095	66,189	30,906
General and administrative	31,955	22,731	9,224
Total operating expenses	129,050	88,920	40,130
Loss from operations	(82,327)	(49,345)	32,982
Interest income and other	630	189	441
Loss before income tax provision	(81,697)	(49,156)	32,541
Income tax (benefit) provision	(11,629)	35,964	(47,593)
Net loss	$(70,068)	$(85,120)	$(15,052)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2015 was $46.7 million, an increase of $7.1 million compared to $39.6 million for the nine months ended September 30, 2014. Using the relative selling price method, for the nine months ended September 30, 2015, we allocated $38.1 million to the license delivered to Novartis under the Novartis Agreement, $6.8 million to research and development activities performed under the Novartis Agreement, $1.9 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue associated with our joint operating committee participation obligation.

Collaboration revenue for the nine months ended September 30, 2014 was $39.6 million, of which $38.4 million was allocated to the license delivered to Novartis under the Novartis Agreement and $1.2 million was allocated to research and development activities we performed under the Novartis Agreement during the same period.

Research and Development Expenses

Our research and development expenses were $97.1 million for the nine months ended September 30, 2015, an increase of $30.9 million compared to $66.2 million for the nine months ended September 30, 2014. Research and development expenses during the nine months ended September 30, 2014 included a milestone payment of $19.8 million that we paid in June 2014 in connection with our entry into the Novartis Agreement.  Excluding this milestone payment, research and development expenses increased by approximately $50.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily due to costs associated with our Fovista Phase 3 clinical program, including clinical trial costs and the costs to manufacture Fovista for the clinical trials, as well as increased manufacturing costs related to our Zimura program. Other contributing factors include increased personnel costs associated with additional management and research and development staffing, including share-based compensation expense.

General and Administrative Expenses

Our general and administrative expenses were $32.0 million for the nine months ended September 30, 2015, an increase of $9.3 million compared to $22.7 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in costs to support the expansion of our operations, including our public company infrastructure, and the hiring of additional management and corporate staffing, including the early stages of a commercial organization. Also contributing to the increase were higher share-based compensation, and professional services and consulting fees.

Interest Income

Interest income for the nine months ended September 30, 2015 was $0.6 million compared to interest income of $0.2 million for the nine months ended September 30, 2014. Interest income earned during the nine months ended September 30, 2015 was a result of an increase in our cash, cash equivalents and marketable securities average balances during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  Also contributing to the increase was a change in the mix of our investment portfolio, which previously included only investments in U.S. Treasury securities and now includes investments in certain investment-grade corporate debt securities.

Income tax (benefit) provision

During the nine months ended September 30, 2015, we recorded a benefit from income taxes of approximately $11.6 million, which related to our projected tax losses for tax year 2015 and our ability to carry these losses back to 2014 to recapture a portion of the federal income tax payments we paid in 2014. During the nine months ended September 30, 2014, we recorded a provision for income taxes of approximately $36.0 million, which primarily related to taxable income that resulted from payments we received under the Novartis Agreement and the Novo Agreement in 2014.

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

In May 2014, we received an upfront payment of $200.0 million upon execution of the Novartis Agreement in connection with the grant of a license for the rights to commercialize Fovista outside the United States. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our ongoing pivotal Phase 3 clinical program for Fovista, of which, $50.0 million was received in October 2014 and $50.0 million was received in April 2015. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million under one of our license agreements.  We are entitled to certain additional future payments from Novartis based on the continued clinical development, regulatory approval and commercial success of Fovista.  See “Licensing and Commercialization Agreement with Novartis Pharma AG” below for further information.

Cash Flows

As of September 30, 2015, we had cash, cash equivalents and marketable securities totaling $426.0 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities, money market funds that invest in U.S. Treasury securities and certain investment-grade corporate debt securities.

The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in) :
Operating Activities	$(39,495)	$100,321
Investing Activities	248,552	(316,745)
Financing Activities	6,024	100,632
Net change in cash and cash equivalents	$215,081	$(115,792)

Cash Flows from Operating Activities

Net cash used in operating activities of $39.5 million for the nine months ended September 30, 2015 relates primarily to our net loss adjusted for non-cash charges and changes in the components of working capital.  The increase in net cash used in the nine months ended September 30, 2015 compared to the net cash provided by operating activities during the nine months ended September 30, 2014 of $100.3 million relates primarily to the $200.0 million upfront payment we received in connection with our entry into the Novartis Agreement, offset by a milestone payment of approximately $19.8 million that we paid during the nine months ended September 30, 2014 in connection with our entry into this Agreement. The increase in net cash used also relates to increased expenditures in our efforts to advance Fovista in Phase 3 clinical trials, including increased spending on Phase 3 clinical trial costs and manufacturing activity for Fovista.

We expect cash used in operating activities to continue to increase substantially compared to prior periods and for the foreseeable future for the reasons described below under “—Funding Requirements”.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2015 was $248.6 million and relates primarily to the sale or maturity of marketable securities totaling $633.0 million offset by purchases of marketable securities totaling $383.0 million and capital expenditures associated with the expansion of our office facilities in New York, New York and the relocation to a new office facility in Princeton, New Jersey. Net cash used in investing activities for the nine months ended September 30, 2014 was $316.7 million, which relates primarily to the purchase of marketable securities totaling $385.4 million, offset by maturities of marketable securities of $70.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.0 million for the nine months ended September 30, 2015 and $100.6 million for the nine months ended September 30, 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted of proceeds from stock option exercises.  Net cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of proceeds of $55.4 million from our follow-on public offering in February 2014, and proceeds of $41.7 million from our royalty agreement with Novo A/S in January 2014.

Funding Requirements

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista when administered in combination with anti-VEGF therapy in wet AMD patients through the Fovista Expansion Studies, and potentially in other ophthalmic diseases and conditions with unmet medical need, and as we pursue the development of Zimura through our Zimura development programs. We expect our expenses to increase as we initiate additional trials and as patient enrollment increases in trials that have already commenced.  We also expect our expenses to increase as we manufacture validation batches of API and drug product for Fovista.  In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our commercial infrastructure and build-up our Fovista API supply to support the anticipated launch of Fovista. Furthermore, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. For Fovista, our ex-U.S. commercialization partner Novartis is responsible for these commercialization expenses outside the United States.  We are also exploring the potential of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option to obtain a license, and expect our expenses to increase as we continue the preclinical development of this compound.

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

•                  conduct additional clinical trials of Zimura that may be required by regulatory authorities, including a second Phase 3 clinical trial for GA, for us to seek marketing approval for Zimura in any indication;

•                  continue to develop tivozanib for the treatment of ophthalmic diseases;

•                  in-license or acquire the rights to, and pursue research and development of, other complementary products, product candidates or technologies, including drug delivery technology, for the treatment of ophthalmic diseases;

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

As of September 30, 2015, we had cash, cash equivalents, and marketable securities of $426.0 million. We also had $367.6 million in total liabilities, $339.7 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities, together with the potential remaining enrollment-based milestone payment under the Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements as currently planned through the end of 2017.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies.  For example, our expenses may exceed our expectations if we experience delays in enrollment or with the availability of drug supply for our clinical trials. Our expenses may also exceed our expectations if we increase our investigator fees for our clinical trials, if we further expand the scope of our clinical trials and programs, including, for example, by increasing the number of clinical trial sites or changing the geographic mix of sites at which patients are enrolled.  Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing validation, process development or the scale-up of manufacturing activities or if we decide to increase licensing or preclinical research and development activities or corporate staffing.  If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Fovista or Zimura, or the development of any of other product candidates that we may develop, our expenses could increase.  As a result, we may need or may seek to obtain additional funding in connection with our continuing operations prior than expected.

Moreover, our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials. Furthermore, we are at the early stages of clinical development for Zimura, which we expect will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

Our future capital requirements, therefore, will depend on many factors, including:

•                  the scope, progress, costs and results of our Phase 3 clinical program for Fovista;

•                  the scope, progress, costs and results of the Fovista Expansion Studies to further evaluate the potential benefit of Fovista in wet AMD when administered in combination with anti-VEGF therapy, and potentially in other ophthalmic diseases and conditions with unmet need;

•                  the scope, progress, costs and results of our Zimura clinical programs, including our Phase 2/3 Zimura GA trial, our Phase 2a Zimura wet AMD Trial and our Phase 2a Zimura PCV trial, as well as any additional clinical trials (including a second Phase 3 trial for GA) required by regulatory authorities for us to seek marketing approval for Zimura in any indication;

•                  the costs and timing of manufacturing validation activities associated with Fovista;

•                  the costs and timing of process development and manufacturing scale-up and validation activities associated with Zimura;

•                  the costs, timing and outcome of regulatory review of Fovista and Zimura;

•                  the timing, scope and cost of commercialization activities for Fovista or Zimura if we receive, or expect to receive, marketing approval for either product candidate, including the costs and timing of expanding our outsourced manufacturing activities, including activities to enable and qualify second source suppliers, expanding our commercial operations and establishing product sales, marketing and distribution capabilities;

•                  subject to receipt of marketing approval, net revenue received from commercial sales of Fovista or Zimura, after milestone payments and royalty payments that we will be obligated to make;

•                  the scope, progress and results of our preclinical studies and clinical development plans for tivozanib;

•                  the scope, progress, results and costs of preclinical development and/or clinical trials for any other product candidates that we may develop;

•                  our ability to establish collaborations on favorable terms, if at all;

•                  the extent to which we in-license or acquire rights to, and develop, complimentary products, product candidates or technologies, including drug delivery technologies; and

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims.

We do not have any committed external source of funds other than the Novartis Agreement.  The remaining potential milestone payments under the Novartis Agreement are subject to our achievement of specified clinical, regulatory and commercial events related to Fovista, none of which can be assured.  Our future commercial revenues, if any, will be derived from sales of Fovista, Zimura or any other products that we are able to successfully develop, which, depending on the product, may not be available for several years, if at all. In addition, if approved, Fovista or Zimura or any product that we acquire or in-license may not achieve commercial success. If that is the case, we may need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

Until such time, if ever, as we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under the Novo Agreement may limit our ability to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Novartis paid us $200.0 million upon execution of the Novartis Agreement. Under the terms of the Novartis Agreement, Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our ongoing pivotal Phase 3 clinical program for Fovista, $50.0 million of which we received in October 2014 and $50.0 million of which we received in April 2015, and up to an aggregate of an additional $300.0 million upon achievement of specified approval milestones, including reimbursement approval in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

Novartis has agreed to pay our manufacturing costs plus a specified percentage margin for commercial supplies of the bulk API for Fovista that we supply to Novartis. If we or Novartis exercise our respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs. If we exercise our option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, we will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs. Novartis and we will also need to negotiate and agree on financial and other terms that would apply to such rights. If we exercise our option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, we will be obligated to either enter into a supply agreement with Novartis under which we will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to us, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of our net sales of such products.

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

Manufacturing and Supply Agreements with Agilent Technologies, Inc.

Clinical Supply Agreement

In May 2014, we entered into a Clinical Manufacturing and Supply Agreement with Agilent Technologies, Inc. pursuant to which Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our clinical requirements in specified jurisdictions of Fovista API. The clinical supply agreement has an initial five-year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the clinical supply agreement. The clinical supply agreement provides for pricing for Fovista API structured on a tiered basis with the price reduced as the volume ordered increases. We may terminate the clinical supply agreement or any statement of work thereunder upon 12 months prior written notice to Agilent and Agilent may terminate the clinical supply agreement if we do not, over a specified period, purchase and take delivery from Agilent of a specified minimum quantity of API for Fovista. Each party also has the right to terminate the clinical supply agreement for other customary reasons such as material breach and bankruptcy. The clinical supply agreement contains provisions relating to compliance by Agilent with current Good Manufacturing Practices, cooperation by Agilent in connection with marketing applications for Fovista, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Commercial Supply Agreement

On September 3, 2015,  we entered into a Commercial Manufacturing and Supply Agreement with Agilent, pursuant to which Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our commercial requirements in specified jurisdictions of Fovista API. The commercial supply agreement has an initial term that runs for seven years from the date of our first commercial sale of Fovista, and which is subject to one two-year automatic renewal period, absent termination by either party in accordance with the terms of the commercial supply agreement. The commercial supply agreement provides for pricing for Fovista API structured on a tiered basis, with the price reduced as the volume of Fovista API ordered increases.  We may cancel any purchase order under the commercial supply agreement at any time, subject to the payment of specified cancellation fees.  We may terminate the commercial supply agreement in the event that we cannot commercialize Fovista due to regulatory or other medical, scientific or legal reasons.  Agilent may terminate the commercial supply agreement in the event that we do not, over a specified period, purchase and take delivery from Agilent of a specified minimum quantity of Fovista API.  Each party also has the right to terminate the commercial supply agreement for other customary reasons such as material breach and bankruptcy.  The commercial supply agreement contains provisions relating to compliance by Agilent with current Good Manufacturing Practices, cooperation by Agilent in connection with marketing applications for Fovista, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases (1)	$9,913	$2,127	$5,521	$2,265	$—
Purchase Obligations (2)	16,510	16,510	—	—	—
Total (3)	$26,423	$18,637	$5,521	$2,265	$—

(1)                                 Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)                                 Purchase obligations represent our commitments under purchase orders, including those made under our clinical and commercial supply agreements with Agilent.

(3)                                 This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (d) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above and (e) our royalty purchase liability of $125.0 million as of September 30, 2015, due to the fact that the royalty payment period, if any, is not known.

In addition to the amounts set forth in the table above, we may be required, under various agreements, to pay royalties and make milestone payments. In addition to the Novo Agreement, these agreements include the following:

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

We also have letter agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur.  For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2015 annual meeting of stockholders, as filed with the SEC on April 30, 2015.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs and CMOs represent significant costs in clinical development. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $426.0 million as of September 30, 2015, consisting of cash, money market funds that invest in U.S. Treasury securities and certain investment-grade corporate debt securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2015, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In July 2015, we identified a material weakness in our internal control over financial reporting as of December 31, 2014. As described below, during the three months ended September 30, 2015, we implemented changes to our internal controls related to accounting for income taxes.  These new internal controls were operational as of September 30, 2015.  However, because the identified material weakness in our internal control over financial reporting will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls are operating effectively, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

As discussed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2014, filed with the Securities and Exchange Commission on July 28, 2015, in July 2015, our management identified a material weakness in our internal control over financial reporting as of December 31, 2014, which material weakness was unchanged as of March 31, 2015 as reported in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on July 28, 2015, and remained unchanged as of June 30, 2015 as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015.  During the three months ended September 30, 2015, we took the following steps to remediate the identified material weakness:  we added staffing within our finance department and engaged a nationally recognized accounting firm, in each case, with technical expertise in the area of tax accounting and financial reporting.  The identified material weakness in internal control over financial reporting will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls are operating effectively.  Other than the remediation steps described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

Our history of operating losses may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We were incorporated and commenced active operations in 2007. Our operations to date have been focused on organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista, Zimura and other product candidates. We have not yet demonstrated our ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Since inception, we have experienced significant cash outflows in funding our operations. As of September 30, 2015, we had an accumulated deficit of $369.9 million. Our net loss was $70.1 million for the nine months ended September 30, 2015, and $116.8 million for the year ended December 31, 2014 and we expect to continue to incur significant operating losses in 2015 and in the future. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014.

We have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program. We initiated our pivotal Phase 3 clinical program for Fovista in August 2013. We plan to enroll a total of approximately 1,866 patients for this program. In addition, we also expect our expenses to increase as we further evaluate the potential benefit of Fovista when administered in combination with anti-VEGF therapy in wet AMD patients through the Fovista Expansion Studies, and potentially in other ophthalmic diseases and conditions with unmet medical need, and as we pursue the development of Zimura through our Zimura development programs. We expect our expenses to increase as we initiate additional trials and as patient enrollment increases in trials that have already commenced. We also expect our expenses to increase as we manufacture validation batches of API and drug product for Fovista.  In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our commercial infrastructure and build-up our Fovista API supply to support the anticipated launch of Fovista. Furthermore, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. For Fovista, our ex-U.S. commercialization partner Novartis is responsible for these commercialization expenses outside the United States.  We are also exploring the potential of an ophthalmic formulation for tivozanib, an anti-VEGF compound for which we have an option to obtain a license, and expect our expenses to increase as we continue the preclinical development of this compound.

We are party to agreements, specifically an asset acquisition agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar Therapeutics, or Nektar, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. For example, in connection with our entry into the Novartis Agreement, we made a milestone payment of $19.8 million to Nektar in June 2014.

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

•                  conduct additional clinical trials of Zimura that may be required by regulatory authorities, including a second Phase 3 clinical trial for GA, for us to seek marketing approval for Zimura in any indication;

•                  continue to develop tivozanib for the treatment of ophthalmic diseases;

•                  in-license or acquire the rights to, and pursue research and development of, other complementary products, product candidates or technologies, including drug delivery technology, for the treatment of ophthalmic diseases;

•                  seek marketing approval for any product candidates that successfully complete clinical trials;

•                  hire additional clinical, manufacturing, quality control and scientific personnel;

•                  expand our outsourced manufacturing activities, expand our commercial operations and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any product candidates;

•                  maintain, expand and protect our intellectual property portfolio; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate significant revenue from product sales unless, and until, we obtain marketing approval for, and commercialize, Fovista, Zimura or other product candidates that we may develop. We may be unsuccessful in our efforts to develop and commercialize these product candidates.  Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

Our ability to commercialize our product candidates, in particular Fovista, will require us to be successful in a range of challenging activities, including:

•                  obtaining favorable results from our Phase 3 clinical program for Fovista;

•                  obtaining favorable results, especially with respect to safety, in our other clinical trials involving Fovista, including the Fovista Expansion Studies;

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

We may never succeed in these activities and, even if we do, may never generate revenues from product sales that are significant enough to achieve profitability. In addition, our profitability will depend, in part, on the ability of our commercialization partners, including, with respect to Fovista, the ability of Novartis as our ex-U.S. commercialization partner, to effectively market and sell product candidates that we develop, if approved outside the United States, and to obtain adequate coverage and reimbursement of such product candidates from governmental and third-party payors. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in the value of our company would also cause our stockholders to lose all or part of their investment.

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

As of September 30, 2015, we had cash, cash equivalents, and marketable securities of $426.0 million. We also had $367.6 million in total liabilities, $339.7 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities, together with the potential remaining enrollment-based milestone payment under the Novartis Agreement, will be sufficient to fund our operations and capital expenditure requirements as currently planned through the end of 2017.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies.  For example, our expenses may exceed our expectations if we experience delays in enrollment or with the availability of drug supply for our clinical trials. Our expenses may also exceed our expectations if we increase our investigator fees for our clinical trials or if we further expand the scope of our clinical trials and programs, including, for example, by increasing the number of clinical trial sites or changing the geographic mix of sites at which patients are enrolled.  Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing validation, process development or the scale-up of manufacturing activities or if we decide to increase licensing or preclinical research and development activities or corporate staffing.  If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Fovista or Zimura, or the development of any of other product candidates that we may develop, our expenses could increase.  As a result, we may need or may seek to obtain additional funding in connection with our continuing operations prior than expected.

Moreover, our current Phase 3 clinical program for Fovista is expected to continue through at least 2017, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials. Furthermore, we are at the early stages of clinical development for Zimura, which we expect will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista and process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

Our future capital requirements, therefore, will depend on many factors, including:

•                  the scope, progress, costs and results of our Phase 3 clinical program for Fovista;

•                  the scope, progress, costs and results of the Fovista Expansion Studies to further evaluate the potential benefit of Fovista in wet AMD when administered in combination with anti-VEGF therapy, and potentially in other ophthalmic diseases and conditions with unmet need;

•                  the scope, progress, costs and results of our Zimura clinical programs, including our Phase 2/3 Zimura GA trial, our Phase 2a Zimura wet AMD trial and our Phase 2a Zimura PCV trial, as well as any additional clinical trials (including a second Phase 3 trial for GA) required by regulatory authorities for us to seek marketing approval for Zimura in any indication;

•                  the costs and timing of manufacturing validation activities associated with Fovista;

•                  the costs and timing of process development and manufacturing scale-up and validation activities associated with Zimura;

•                  the costs, timing and outcome of regulatory review of Fovista and Zimura;

•                  the timing, scope and cost of commercialization activities for Fovista or Zimura if we receive, or expect to receive, marketing approval for either product candidate, including the costs and timing of expanding our outsourced manufacturing activities, including activities to enable and qualify second source suppliers, expanding our commercial operations and establishing product sales, marketing and distribution capabilities;

•                  subject to receipt of marketing approval, net revenue received from commercial sales of Fovista or Zimura, after milestone payments and royalty payments that we will be obligated to make;

•                  the scope, progress and results of our preclinical studies and clinical development plans for tivozanib;

•                  the scope, progress, results and costs of preclinical development and/or clinical trials for any other product candidates that we may develop;

•                  our ability to establish collaborations on favorable terms, if at all;

•                  the extent to which we in-license or acquire rights to, and develop, complimentary products, product candidates or technologies, including drug delivery technologies; and

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims.

We do not have any committed external source of funds other than the Novartis Agreement.  The remaining potential milestone payments under the Novartis Agreement are subject to our achievement of specified clinical, regulatory and commercial events related to Fovista, none of which can be assured.  Our future commercial revenues, if any, will be derived from sales of Fovista, Zimura or any other products that we are able to successfully develop, which, depending on the product, may not be available for several years, if at all. In addition, if approved, Fovista or Zimura or any product that we acquire or in-license may not achieve commercial success. If that is the case, we may need to obtain substantial additional financing to achieve our business objectives.

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of assets, including intellectual property rights, as collateral to secure our obligations under the Novo Agreement may limit our ability to obtain debt financing.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

If we fail to enroll patients in our Fovista Phase 3 Eylea/Avastin Trial as planned or fail to comply with our obligations in the Novartis Agreement, we could lose access to funds that are important to our business, which may force us to delay or terminate the development of Fovista. In addition, a default under the Novo Agreement would permit Novo A/S to foreclose on the Fovista intellectual property.

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

Risks Related to Product Development and Commercialization

We depend heavily on the success of our lead product candidate, Fovista, which we are developing to be administered in combination with anti-VEGF therapy for the treatment of patients with wet AMD. In addition, we also depend on the success of Zimura, which we are developing for the treatment of GA, wet AMD and PCV. If we are unable to complete the clinical development of either of these product candidates, if we are unable to obtain marketing approvals for either of these product candidates, or if either of these product candidates is approved and we or our commercialization partner for Fovista outside the United States, Novartis, fail to successfully commercialize the product candidate or experience significant delays in doing so, our business will be materially harmed.

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

We do not expect to have initial, top-line data from our Phase 3 clinical program for Fovista until the fourth quarter of 2016, at which time we expect to have initial top-line data from the two Fovista Phase 3 Lucentis Trials only.  The timing of the availability of initial, top-line data from the Fovista Phase 3 Eylea/Avastin Trial is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients and may be subject to particular variability. Avastin is not approved for intravitreal use in treating wet AMD, and regulatory authorities in certain countries may not allow, or physicians and patients may choose not to participate in, a clinical trial in which Avastin is administered in combination with Fovista for the treatment of wet AMD. Even if we ultimately obtain statistically significant, positive results from our Phase 3 clinical program, it is possible that such data may not be clinically relevant.

The Fovista Phase 3 Eylea/Avastin Trial commenced nine months later than the two Fovista Phase 3 Lucentis Trials. We will not have data from our Fovista Phase 3 Eylea/Avastin Trial at the time data from the other two Fovista Phase 3 Lucentis Trials becomes available.  We may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis, or we may choose to delay our application for marketing approval until data from all three Phase 3 clinical trials are available. We currently anticipate that we will initially submit a New Drug Application, or NDA, to the FDA for Fovista in combination with Lucentis based upon data from the two Fovista Phase 3 Lucentis Trials and subsequently submit an amendment to the NDA with data from the Fovista Phase 3 Eylea/Avastin Trial, assuming positive data from these trials. Alternatively, we may choose to file a supplemental NDA for Fovista in combination with Eylea or Avastin following FDA review of the NDA for Fovista in combination with Lucentis. If we determine to delay seeking approval of Fovista in combination with Eylea or Avastin pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, although we may wish to amend our applications for marketing approval once we have data available from the Fovista Phase 3 Eylea/Avastin Trial, the FDA may not accept such an amendment.  Moreover, if we subsequently amend our applications for marketing approval when data from the Fovista Phase 3 Eylea/Avastin Trial become available, we may experience further delays in our application process. The manner and timing in which we and our ex-U.S. commercialization partner, Novartis, seek marketing approval for Fovista may differ in the United States and in the European Union. Additionally, we expect that our Phase 3 clinical trials and the Fovista Expansion Studies will continue in accordance with their protocols after we submit applications for marketing approval, and the conclusions of those trials may yield data that are inconsistent with the initial data used to support our applications. We are also supplying Fovista for third-party sponsored clinical trials. In addition, Novartis may commence additional preclinical and clinical trials for Fovista including those that it deems necessary for regulatory approval and/or pricing reimbursement outside of the United States. Adverse safety events or negative or inconclusive efficacy results in any of these trials may impact the progress of our Phase 3 clinical program, including our ability to receive marketing approval, and, if such data are received following a potential approval, our future sales of Fovista. As a result of these and other factors, we cannot accurately predict when or if Fovista will prove effective or safe in humans or will receive marketing approval.

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

Although our current development plans call for us to initiate multiple clinical trials over the next several months, we may not initiate or complete these clinical trials or any other clinical trial for Fovista, Zimura or any other product candidates that we may develop in accordance with our plans. Moreover, the timing of the completion of, and the availability of initial results from, clinical trials is difficult to predict and is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our planned trials on a timely basis and, in the case of Zimura, on our ability to complete process development and manufacturing scale-up activities. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process.

Our ability to generate revenues from product sales, which we do not expect will occur before the end of 2017, if ever, is dependent on our obtaining marketing approval for and commercializing our product candidates, and in particular, Fovista and Zimura. The success of these product candidates will depend on several factors, including the following:

•                  obtaining favorable results from clinical trials;

•                  for Fovista, receipt of marketing approvals from applicable regulatory authorities for the use of Fovista in combination with anti-VEGF therapy for the treatment of wet AMD, and in particular, which anti-VEGF drugs are included in any approved label given that Avastin, one of the current standard of care anti-VEGF drugs, is not approved for intravitreal use;

•                  for Zimura, receipt of marketing approvals from applicable regulatory authorities for the use of Zimura for the treatment of GA or the use of Zimura for other indications for which we may seek approval;

•                  the scope of the label that may be approved by applicable regulatory authorities, including the specific indication for which the product may be approved;

•                  making arrangements with third-party manufacturers, receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and ensuring adequate supply of drug product;

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

Our Phase 2b clinical trial evaluated a combination of Fovista and Lucentis. In this trial, patients treated with a combination of 0.3 mg of Fovista and Lucentis did not achieve statistically significant superiority compared to Lucentis monotherapy based on the pre-specified primary endpoint of mean change in visual acuity from baseline at the 24 week time point. Although a combination of 1.5 mg of Fovista and Lucentis demonstrated statistically significant superiority in this trial compared to Lucentis monotherapy based on the pre-specified primary endpoint of mean change in visual acuity from baseline at the 24 week time point, we may nonetheless fail to achieve success in our two Fovista Phase 3 Lucentis Trials, which are evaluating a combination of 1.5 mg of Fovista and Lucentis, for a variety of potential reasons.

•                  The primary endpoint of mean change in visual acuity in our Phase 3 clinical program will be measured 12 months after the first dose of Fovista. This timepoint is substantially longer than 24 weeks after the first dose of Fovista, which was the timepoint at which the primary endpoint of mean change in visual acuity in our Phase 2b clinical trial was measured. Additionally, we have modified the methodology used to determine a patient’s eligibility under certain of the inclusion and exclusion criteria for our Phase 3 clinical trials as compared to our Phase 2b clinical trial. If the positive results we observed at 24 weeks in our Phase 2b clinical trial are not observed at 12 months, we likely will not receive marketing approval for Fovista.

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

Furthermore, our Phase 3 clinical program involves the two Fovista Phase 3 Lucentis Trials testing a combination of 1.5 mg of Fovista and Lucentis for the treatment of wet AMD and the one Fovista Phase 3 Eylea/Avastin Trial testing a combination of 1.5 mg of Fovista with each of Eylea or Avastin for the treatment of wet AMD. We have very limited clinical data on the effects of Fovista when administered in combination with intravitreal injections of either Eylea or Avastin for the treatment of patients with wet AMD. Avastin is not approved for such use.

Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 and Phase 2b clinical trials. However, the results of these clinical trials may not be predictive of the results of our Phase 3 clinical program for Fovista. We have clinical data for Fovista administered in combination with Lucentis from only these two studies with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 trials are longer in duration (24 months) with a 12-month timepoint for the primary endpoint, have a greater number of patients (approximately 1,866), have a greater number of sites (more than 225), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intravitreal injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intravitreal injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from the treatment procedure. Therefore there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b study and monotherapy anti-VEGF studies which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in the Fovista combination therapy patients.

In general, the FDA and similar regulatory authorities outside the United States require two adequate and well controlled clinical trials demonstrating safety and effectiveness for marketing approval for an ophthalmic pharmaceutical product. If a combination of 1.5 mg of Fovista and Lucentis fails to achieve superiority over Lucentis monotherapy with statistical significance on the primary endpoint of mean change in visual acuity from baseline at 12 months in both of the Fovista Phase 3 Lucentis Trials, we likely will not receive marketing approval for Fovista even if the combination of 1.5 mg of Fovista with Eylea or Avastin achieves superiority over Eylea or Avastin monotherapy with statistical significance on the primary endpoint in the Fovista Phase 3 Eylea/Avastin Trial. There are a variety of other possible outcomes of our Phase 3 clinical trials. As described below, positive outcomes in one or more of our Phase 3 clinical trials may not be sufficient for the FDA or similar regulatory authorities outside the United States to grant marketing approval for Fovista.

•                  If a combination of 1.5 mg of Fovista and Lucentis achieves superiority over Lucentis monotherapy with statistical significance on the primary endpoint in only one of the Fovista Phase 3 Lucentis Trials and the combination of 1.5 mg of Fovista with Eylea or Avastin does not achieve superiority over Eylea or Avastin monotherapy with statistical significance on the primary endpoint in the Fovista Phase 3 Eylea/Avastin Trial, we likely will not receive marketing approval for Fovista.

•                  If a combination of 1.5 mg of Fovista and Lucentis achieves superiority over Lucentis monotherapy with statistical significance on the primary endpoint in only one of the Fovista Phase 3 Lucentis Trials and the combination of 1.5 mg of Fovista with Eylea or Avastin achieves superiority over Eylea or Avastin monotherapy with statistical significance on the primary endpoint in the Fovista Phase 3 Eylea/Avastin Trial, the FDA or similar regulatory authorities outside the United States, nonetheless, may not grant marketing approval for Fovista.

•                  Even if a combination of 1.5 mg of Fovista and an anti-VEGF drug achieves superiority over an anti-VEGF drug monotherapy with statistical significance on the primary endpoint in two or all three of our Phase 3 clinical trials, the FDA or similar regulatory authorities outside the United States, nonetheless, may not grant marketing approval for Fovista if such regulatory authorities do not believe that the benefits offered by Fovista administered in combination with an anti-VEGF drug are clinically meaningful or that such benefits outweigh the observed or potential risks.

In the United States, Eylea and Avastin are widely used for the treatment of wet AMD. If a combination of 1.5 mg of Fovista with Eylea or Avastin does not achieve superiority over Eylea or Avastin monotherapy with statistical significance on the primary endpoint of mean change in visual acuity from baseline at 12 months in the Fovista Phase 3 Eylea/Avastin Trial, our ability to successfully commercialize Fovista in combination with any anti-VEGF drug could be harmed materially. In addition, any failure of Fovista administered in combination with Eylea or Avastin to achieve superiority over Eylea or Avastin monotherapy with statistical significance on the primary endpoint could cause the FDA or similar regulatory authorities outside the United States to require additional clinical trials or other research before granting marketing approval of Fovista for use in combination with any anti-VEGF drug, including Lucentis, for the treatment of patients with wet AMD. In addition, Avastin is not approved for use in treating wet AMD, either in the United States or outside of the United States, and regulatory authorities may not permit the product label for Fovista to include the use of Fovista in combination with Avastin if we were otherwise able to obtain marketing approval for Fovista for use in combination with other anti-VEGF drugs.

The protocols for our Phase 3 clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. The FDA is not obligated to comment on our protocols within any specified time period or at all or to affirmatively clear or approve our Phase 3 clinical program. We submitted the protocols to the FDA for the two Fovista Phase 3 Lucentis Trials in August 2013 and for the Fovista Phase 3 Eylea/Avastin Trial in April 2014, and initiated the three trials in our Phase 3 clinical program in the United States without waiting for any such comments. The FDA or other regulatory authorities may request additional information, require us to conduct additional nonclinical trials or require us to modify our proposed Phase 3 clinical program, including its endpoints, patient enrollment criteria or selection of anti-VEGF drugs, to receive clearance to initiate such program or to continue such program once initiated.

Outside the United States, we have made regulatory submissions in selected countries to initiate Phase 3 clinical trials of Fovista. For the two Fovista Phase 3 Lucentis Trials, we obtained all of the necessary country approvals to proceed with the trials in these selected countries outside the United States.  For the Fovista Phase 3 Eylea/Avastin Trial, we have obtained all of the necessary country approvals to proceed with the trial in the selected countries in the European Union and substantially all of the necessary country approvals to proceed with the trial in the selected countries outside of the European Union. In the European Union, in addition to filing in selected countries with national competent authorities responsible for approving clinical trial applications, we have had interactions regarding our planned application for marketing approval with the EMA’s Committee for Medicinal Products for Human Use, or CHMP, which is the committee responsible for preparing opinions on questions concerning medicines for human use. The CHMP informed us that the final label for Fovista, if it receives marketing approval, may be required to specify the licensed anti-VEGF drugs that were studied in combination with Fovista, given that Avastin is not approved for intravitreal use, rather than a label specifying Fovista for use in combination with any anti-VEGF drug.

The protocol for our Phase 2/3 Zimura GA trial calls for an initial stage to include approximately 300 patients.  At month 18 of the trial, we plan to conduct an interim analysis to assess the safety and efficacy of Zimura compared to sham. Upon review of the interim analysis, a determination will be made based on safety and efficacy parameters whether to expand the trial and enroll additional patients.  We may not have access to all of the available data from the trial when performing the interim analysis and in making the determination to expand the trial.  In addition, even if the trial is expanded following the interim analysis based on 18-month data, the trial may not yield positive data at the 24-month time point or for the additional patients enrolled in the trial. Moreover, assuming the Phase 2/3 Zimura GA trial progresses into the expansion stage, prior to seeking marketing approval for Zimura, we will need to conduct an additional Phase 3 clinical trial for Zimura for GA, which we may decide to initiate before having access to all of the data from the Phase 2/3 trial and based solely on the determination to expand the Phase 2/3 trial upon review of the interim analysis.  Furthermore, we may be required by regulatory authorities to conduct other, additional clinical trials of Zimura, prior to seeking marketing approval in GA.  Our development plans for Zimura, including our plans for our Phase 2/3 trial, may change based on feedback we may receive from regulatory authorities during development, including during the Phase 2/3 trial, or for other reasons.

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

The Novartis Agreement provides for an additional milestone payment by Novartis upon our achievement of a defined level of patient enrollment in our ongoing Phase 3 clinical program for Fovista. We will not be entitled to receive the remaining enrollment-based milestone payment unless and until we enroll the specified number of patients. In addition, our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays in our clinical trials, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials also may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

•                  the number of patients required for clinical trials of our product candidates to demonstrate statistically significant results may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 clinical trial and our Phase 2b clinical trials. However, we have clinical data for Fovista administered in combination with Lucentis from only two clinical trials with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 trials are longer in duration (24 months) with a 12 month timepoint for the primary efficacy endpoint, have a greater number of patients (approximately 1,866), have a greater number of sites (more than 225), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intravitreal injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there also is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intravitreal injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from treatment procedure. Therefore there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b trial and monotherapy anti-VEGF trials which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in patients in the Fovista combination therapy arm of each trial.

In addition, we have very limited clinical and safety data with respect to the effects of Fovista administered in combination with intravitreal injections of either Eylea or Avastin. The safety results of our trials are dependent, in part, on the safety and tolerability of the anti-VEGF drug(s) administered in combination with Fovista. Avastin is not approved for the treatment of wet AMD, and according to third-some party clinical trials, may be associated with a greater risk of serious adverse events or undesirable side effects as compared to Lucentis.

We have very limited data regarding the safety, tolerability and efficacy of Zimura for the treatment of GA. We have no preclinical or clinical data on the effects of Zimura when administered in combination with an anti-VEGF drug for the treatment of wet AMD, including PCV. Our clinical trials for Zimura may involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections, similar to those described above for Fovista.

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

•                  our and our ex-U.S. commercialization partner’s ability to offer our products at competitive prices, particularly in light of the additional cost of Fovista together with an anti-VEGF drug;

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

•                  whether competing products or other alternatives are more convenient or easier to administer, including whether co-formulated alternatives, alternatives that can be co-administered in a single syringe or alternatives that offer a less invasive method of administration than intravitreal injection come to market; and

•                  the strength of our marketing and distribution support and that of Novartis, our partner for Fovista commercialization outside of the United States.

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

Our Phase 3 clinical program enrolls patients based on a specific definition of the presence of neovascularization with certain characteristics, including the presence of subretinal hyper-reflective material, or SHRM, using the commonly employed modality of spectral domain optical coherence tomography, or SD-OCT. We are not aware of any third-party clinical trials that have used this criteria to assess patient inclusion and as such do not know the proportion of total cases of subfoveal neovascularization that are represented using this specific definition of SD-OCT inclusion criteria.  However, a recent third-party retrospective analysis based on a treatment naïve wet AMD population with relatively broad entry criteria in a National Eye Institute sponsored study showed that approximately 77% of patients in that study demonstrated the presence of SHRM. We cannot easily assess the impact on the potential market opportunity for Fovista should Fovista receive marketing approval and the approved label exclude patients based on this criteria.

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

There are also a number of products in preclinical research and clinical development by third parties to treat wet AMD, including product candidates that inhibit the function of PDGF, which is the molecule whose function Fovista inhibits, product candidates that inhibit the function of both VEGF and PDGF that could obviate the separate use of an anti-PDGF agent, such as Fovista, and anti-VEGF and/or anti-PDGF gene therapy products that may substantially reduce the number and frequency of intravitreal injections when treating wet AMD. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Regeneron Pharmaceuticals, Inc., which is working in collaboration with Bayer HealthCare and has announced that it initiated a Phase 2 clinical trial of its combination anti- VEGF/anti-PDGF clinical candidate in the second quarter of 2015. Novartis’s Alcon division, Quark Pharmaceuticals, Inc., PanOptica, Inc. Allergan, Inc., Ohr Pharmaceutical, Inc., Xcovery Vision LLC, Santen, Neurotech Pharmaceuticals, Inc., Avalanche Biotechnologies, Inc., Somalogic, Inc. and others all have either anti-VEGF or gene therapy treatments in various phases of clinical development. Furthermore, we are aware of at least one company, Tyrogenex Inc., that is developing an orally-administered dual inhibitor of VEGF and PDGF, for which it recently announced the initiation of a Phase 2 trial. Several companies are pursuing the manipulation of stem cells to provide a novel approach to treating retinal diseases, including wet AMD.  The London Project to Cure Blindness, which is a partnership involving the University College London and Pfizer, recently announced a successful pilot procedure for the transplant of retinal pigment epithelium cells derived from stem cells for the treatment of wet AMD and the commencement of a broader clinical trial.

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

Moreover, there are a number of products in preclinical research and clinical development by other companies to treat dry AMD, including product candidates that are designed to suppress inflammation, such as complement system inhibitors and coricosteroids, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular enhancers. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes. In particular, with respect to complement system inhibition, these companies include Genentech, Novartis’s Alcon division, Alexion Pharmaceuticals, Inc. and MorphoSys AG. Moreover, we are aware that the following companies are pursuing the clinical development of ophthalmic product candidates with other mechanisms of action for the treatment of dry AMD: Alimera Sciences, Acucela, Colby Pharmaceuticals, Allergan, Pfizer, GlaxoSmithKline, Ocata Therapeutics, CHA Biotech Co. Ltd., Cell Cure Neurosciences Ltd. and Macuclear.

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

We have limited experience manufacturing Fovista and no experience manufacturing Zimura at commercial scale. As a result, delays in regulatory approval of Fovista or Zimura may occur. Also, manufacturing issues may arise that could cause delays or increase costs.

We have limited experience manufacturing the chemically synthesized aptamer comprising the API for Fovista, and no experience manufacturing the chemically synthesized aptamer comprising the API for Zimura, at commercial scale. We currently rely upon a single third-party manufacturer, Agilent Technologies, to supply us with API, also referred to as drug substance, for both Fovista and Zimura and a different, single third-party manufacturer to provide fill-finish services for both Fovista and Zimura. Other than our agreements with Agilent Technologies with respect to our clinical and commercial supplies of Fovista API, all of our manufacturing arrangements are on a purchase order basis. In order to obtain regulatory approval for Fovista or Zimura, these third-party manufacturers will be required to consistently produce the API used in Fovista or Zimura in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so. This is referred to as process validation. If the third-party manufacturers are unable to satisfy this requirement, our business will be materially and adversely affected.

Our third-party manufacturer of API for Fovista and Zimura has made only a limited number of lots of Fovista and Zimura to date. Fovista has been manufactured at commercial scale only on a limited basis, and Zimura has never been manufactured at commercial scale. The regulatory requirement to complete process validation has not yet been satisfied for either product candidate. These manufacturing processes and the facilities of our third-party manufacturers, including our third-party API manufacturer and our third-party manufacturer providing fill-finish services, are subject to inspection and approval by the FDA before we can commence the commercial manufacture and sale of Fovista or Zimura, and thereafter on an ongoing basis. Our third-party API manufacturer has undergone only one Pre-Approval Inspection by the FDA.  Our third-party manufacturer providing fill-finish services is subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Additionally, on October 22, 2014, the FDA issued its final guidance on the circumstances that constitute delaying, denying, limiting or refusing a drug inspection pursuant to Section 707 of the Food and Drug Administration Safety and Innovation Act of 2012. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our API or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of API or our fill-finish services could be interrupted or limited, which could have a material adverse effect on our business.

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

Also, as we or any manufacturer we engage scales up manufacturing of any approved product, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity and stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Resolving these issues could result in significant delays and may result in significantly increased costs. If we experience significant delays or other obstacles in producing any approved product for commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing Fovista, Zimura or any other product candidate that we develop if and when Fovista, Zimura or any other product candidate is approved.

We have no track record as a company in the sale, marketing or distribution of pharmaceutical products.  We currently do not have any sales or distribution infrastructure and have only a limited number of marketing personnel. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. If Fovista receives marketing approval, we plan to commercialize it in the United States with our own specialty sales force targeting retinal specialists. Pursuant to the Novartis Agreement, we have granted to Novartis the exclusive right to commercialize Fovista outside of the United States in consideration for royalties on any such sales.

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

If we do not maintain a productive collaborative relationship with Novartis, to whom we have granted exclusive commercialization rights for Fovista outside of the United States, or if Novartis is unable to meet its contractual obligations, we may be forced to focus our efforts internally to commercialize Fovista outside of the United States without the assistance of a commercialization partner or seek another commercialization partner, either of which would result in us incurring greater expenses and could cause a delay in market penetration while we expand our commercial operations or seek an alternative commercialization partner. Such costs may exceed the increased revenues we would receive from direct Fovista sales outside of the United States, at least in the near term. We would also be forced to declare a breach of the Novartis Agreement and seek a termination of the agreement which could result in an extended and uncertain dispute with Novartis, including arbitration or litigation, any of which will be costly.

Even if we are able to commercialize Fovista, Zimura or any other product candidate that we may develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or any commercialization partner’s commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability and the ability of any commercialization partner, including Novartis, our ex-U.S. commercialization partner for Fovista, to commercialize Fovista, Zimura or any other product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for Fovista, Zimura or any other product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.

Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician and because, in the case of Fovista, our drug will be administered in combination with other drugs that may carry high prices. In addition, physicians, patients and third-party payors may be sensitive to the addition of the cost of Fovista to the cost of treatment with anti-VEGF drugs. We or any commercialization partner may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies, including in the case of Fovista, relative to monotherapy with anti-VEGF drugs. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize Fovista, Zimura or any other product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our and any commercialization partner’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Our strategy of obtaining rights to complementary products, product candidates or technologies for the treatment of a range of ophthalmic diseases through in-licenses and acquisitions may not be successful.

We plan to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates or technologies, including drug delivery technologies, for the treatment of ophthalmic diseases. Because we expect generally that we will not engage directly in early stage research and drug discovery, the future growth of our business will depend significantly on our ability to in-license or acquire the rights to approved products, additional product candidates or technologies. However, we may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties. The in-licensing and acquisition of pharmaceutical products is an area characterized by intense competition, and a number of more established companies are also pursuing strategies to in-license or acquire products, product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Product liability lawsuits against us or any commercialization partner could divert resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop or in-license.

We face an inherent risk of product liability exposure related to the testing of Fovista, Zimura and any other product candidate that we develop in human clinical trials and we and any commercialization partner will face an even greater risk if we commercially sell any products that we develop or in-license. Because our Phase 3 clinical program for Fovista involves the administration of Fovista in combination with anti-VEGF therapy, including off-label use by intravitreal injection of Avastin provided by us, we also face an inherent risk of product liability exposure related to the testing of such anti-VEGF drugs. If we become subject to or otherwise cannot successfully defend ourselves against claims that our product candidates, anti-VEGF drugs administered in combination with our product candidates or our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We will depend heavily on our commercialization arrangement with Novartis for the success of Fovista outside of the United States. If Novartis terminates our agreement or is unable to meet its contractual obligations, it could negatively impact our revenues and harm our business until appropriate measures have been taken.

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

We have relied on third-party clinical research organizations, or CROs, in conducting our completed clinical trials of Fovista and Zimura. We expect to continue to rely upon third parties, such as CROs, clinical data management organizations, medical institutions (including reading centers) and clinical investigators, in conducting our clinical trials for Fovista and Zimura, including the clinical trials in our Phase 3 clinical program for Fovista, the Fovista Expansion Studies and the clinical trials in our Zimura development program, and expect to rely upon these third parties to conduct clinical trials of any other product candidate that we may develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.

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

We also rely upon other third parties to store, package and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

We currently rely exclusively upon a single third-party manufacturer to provide clinical supplies of both Fovista drug substance and Zimura drug substance. We also engage a single third-party manufacturer to provide fill-finish services for clinical supplies of both Fovista and Zimura. Other than our agreements with Agilent Technologies with respect to our clinical and commercial supply of Fovista drug substance, we obtain these supplies and services from each of these manufacturers on a purchase order basis. We do not currently have any contractual commitments for supply of bulk drug substance for Zimura or for fill-finish services for either Fovista or Zimura. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for Fovista or Zimura or for fill-finish services. The prices at which we are able to obtain supplies of drug substance for Fovista or Zimura and fill-finish services may vary substantially over time and adversely affect our financial results. Furthermore, we currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill-finish of each of Fovista and Zimura.

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

If our third-party manufacturers for Fovista drug substance, Zimura drug substance or the PEG reagent we use for Zimura fail to fulfill our purchase orders, if Nektar breaches its obligations to us under our supply agreement, or if any of these manufacturers should become unavailable to us for any reason, including as a result of capacity constraints, financial difficulties or insolvency, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We could also incur additional costs and delays in identifying or qualifying a replacement manufacturer for fill-finish services for Fovista or Zimura if our existing third-party fill-finish provider should become unavailable for any reason. We may be unable to establish agreements with such replacement manufacturers or fill-finish providers or to do so on acceptable terms.

Under the supply agreement with Nektar, we must purchase our entire requirements for PEG reagent for Fovista exclusively from Nektar at agreed prices based on volume. Similarly, under our clinical and commercial supply agreements with Agilent, we must purchase a specific percentage of our requirements for Fovista drug substance from Agilent at agreed prices based on the volume of Fovista API ordered.  In the event either of these suppliers breaches its supply obligations as specified in the applicable agreement, such supplier has agreed to enable a third-party manufacturer, if one is available, to supply us with PEG reagent and Fovista drug substance, as applicable.  In the case of Nektar, this alternative supply would last only until Nektar demonstrates that Nektar has the ability to supply all of our requirements for PEG reagent. The agreements of Nektar and Agilent to enable a third-party manufacturer may be difficult to enforce in the context of a breach by either of these suppliers of their supply obligations. In particular with respect to the potential replacement of Nektar, we may not be able to reach an agreement with any third-party manufacturer to take on the supply of PEG reagent under such circumstances because, to our knowledge, no third party currently manufactures the PEG reagent we currently use in making the Fovista drug substance for use in any other FDA approved drug. Furthermore, with respect to the potential replacement of Nektar, the replacement manufactuerer’s right to supply us with PEG reagent would be subject to termination at any time once Nektar demonstrates that Nektar has the ability to supply all of our requirements for PEG reagent, which may limit the interest of potential third-party manufacturers in undertaking such an engagement. In addition, in the case of the potential replacement of either Nektar or Agilent, the process of transferring any necessary technology or process to a third-party manufacturer would entail significant delay in or disruption to the supply of PEG reagent or Fovista drug substance, as applicable, and, as a result, a significant delay in or disruption to the manufacture of Fovista. Furthermore, the FDA or other regulatory authorities might require additional studies to demonstrate, in the case of a replacement of Nektar, equivalence between the Fovista drug substance made using the Nektar PEG reagent and the Fovista drug substance made using any replacement PEG reagent we propose to use or between the Nektar PEG reagent itself and any replacement PEG reagent we propose to use to make Fovista, or, in the case of a replacement of Agilent, equivalence between the Fovista drug substance made by Agilent and the Fovista drug substance made by the alternative manufacturer. We ultimately may be unable to demonstrate such equivalence.

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

We also have diligence and development obligations under our acquisition agreement with OSI Pharmaceuticals and our license agreements with Archemix and Nektar. Generally, these diligence obligations require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize our products in the United States, the European Union and, in some cases, certain other specified countries. Although the Novartis Agreement provides that Novartis will be responsible for performing certain of these obligations with respect to specified countries for Fovista, we still remain liable under our agreements with OSI Pharmaceuticals, Archemix and Nektar. If we fail to comply with our obligations under current or future acquisition, license and funding agreements, or otherwise breach an acquisition, license or funding agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Such a failure to comply or breach by us under any of these agreements could also lead to a breach by us of the Novartis Agreement. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to Fovista, Zimura and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing Fovista, Zimura or other product candidates we may develop, which could have a material adverse effect on our operating results and overall financial condition.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we may not pursue or obtain patent protection in all major markets. Moreover, in some circumstances, we do not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties or covering technology that a collaboration or commercialization partner may develop, the eventual commercialization of which could potentially entitle us to royalty payments. In some circumstances, our licensors have the right to enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our ability to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Our pending and future patent applications, and any collaboration or commercialization partner’s pending and future patent applications, may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our or their ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We or any collaboration or commercialization partner may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our or a collaboration or commercialization partner’s patents or narrow the scope of our or their patent protection.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. Based on available information, we believe that inter partes review proceedings, brought by financial investors who may be selling short the stock of the patent holder, are becoming more prevalent. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The last to expire of the U.S. patent rights covering the composition of matter of Fovista is expected to expire in early 2017. Such expiration date is prior to the date by which we expect Fovista to be commercialized in the United States if we obtain marketing approval. We own an issued U.S. patent covering methods of treating wet AMD with Fovista in combination with Avastin or Lucentis, which is expected to expire in 2024. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent restoration term of up to five years as partial compensation for patent term effectively lost during product development and the FDA regulatory review process occurring after the issuance of a patent. We may be able to obtain a patent term extension for one of these U.S. patents, and we expect such extension to be for approximately three years. The European patent rights covering the composition of matter of Fovista are expected to expire in 2018. Such expiration date is shortly after the date by which we expect Fovista to be commercialized in Europe, and may even be prior to such date. We own a granted European patent covering a combination of Fovista and Lucentis or Avastin for use in a method for treating wet AMD. This European patent is expected to expire in 2024.  Similar to the patent term restoration available in the United States, the regulatory framework in the European Union and certain other foreign jurisdictions provides the opportunity to extend the term of a patent that covers an approved drug in certain circumstances.  Notwithstanding the availability of patent term extension or restoration provisions, we may not be granted patent term extensions because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term or scope of any such extension is less than we request, any period during which we have the right to exclusively market our product will be shorter than we would otherwise expect, and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

In order to market and sell Fovista, Zimura and any other product candidate that we may develop in the European Union and many other jurisdictions, we or our third-party commercialization partners, including Novartis, our ex-U.S. commercialization partner for Fovista, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional preclinical or clinical testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party commercialization partners, including Novartis, our ex-U.S. commercialization partner for Fovista, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We and our third party commercialization partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

•                  field alerts;

•                  withdrawal of the products from the market;

•                  refusal to approve pending applications or supplements to approved applications that we submit;

•                  recalls of products;

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of Fovista, Zimura or any other product candidate that we may develop, restrict or regulate post-approval activities and affect our and any commercialization partner’s ability to generate revenue from, sell profitably or commercialize any product candidates, including Fovista and Zimura, for which we or they obtain marketing approval or products that we may develop or in-license. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we or a commercialization partner receives for any approved product.

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

The pricing of prescription pharmaceuticals is also subject to governmental control outside of the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or a commercialization partner may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We are highly dependent on David R. Guyer, M.D., our Chief Executive Officer, Samir Patel, M.D., our President, and Michael G. Atieh, our Chief Financial and Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development and manufacturing development. During the 12-month period ending September 30, 2015, we hired approximately half of our over 100 employees.  We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have discussed the identified control deficiency in our financial reporting and the remediation of such deficiency with the audit committee of our board of directors and will continue to do so as necessary. During the three months ended September 30, 2015, we took the following steps to remediate the identified material weakness:  we added staffing within our finance department and engaged a nationally recognized accounting firm, in each case, with technical expertise in the area of tax accounting and financial reporting.  The identified material weakness in internal control over financial reporting will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls are operating effectively. Moreover, while we have taken steps to remediate this deficiency in controls, we cannot be certain that the remedial measures that we have taken will ensure that we maintain adequate controls over our financial reporting in the future and, accordingly, additional material weaknesses could occur or be identified. Any additional material weaknesses or combination of deficiencies could materially and adversely affect our ability to provide timely and accurate financial information, and the current and future deficiencies may impact investors’ confidence in our internal controls and our company, which could cause our stock price to decline.

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

As of September 30, 2015, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2015, we had outstanding 34,903,881 shares of common stock. Of these shares, approximately 6,301,000 shares are restricted or control securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted or control securities under Rule 144 under the Securities Act, including, for example, shares sold in our initial public offering or our follow-on public offering, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of approximately 5,560,000 shares of our common stock, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans prior to awards becoming exercisable. As of September 30, 2015, we had outstanding stock options to purchase an aggregate of approximately 3,224,000 shares of our common stock, of which options to purchase approximately 995,000 shares were vested, as well as approximately 285,000 unvested RSUs. Once registered on Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On August 31, 2015, we issued to an employee an option to purchase 120,000 shares of our common stock at an exercise price of $44.03 per share.  This option was an inducement grant issued outside our existing equity compensation plan in accordance with NASDAQ listing rule 5635(c)(4).  We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this option prior to the time at which this option becomes exercisable.

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

As of September 30, 2015, we have used approximately $39.3 million of the net proceeds from initial public offering as follows:

•       approximately $27.6 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF therapy for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

•       approximately $11.7 million for working capital and other general corporate purposes.

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

OPHTHOTECH CORPORATION

Date: November 5, 2015	By:	/s/ Michael G. Atieh
Michael G. Atieh
Executive Vice President and Chief Financial and Business Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Amendment No. 1 to Clinical Manufacturing and Supply Agreement by and between the Registrant and Agilent Technologies, Inc. dated September 3, 2015

10.2*	Commercial Manufacturing and Supply Agreement by and between the Registrant and Agilent Technologies, Inc. dated September 3, 2015

10.3	Letter Agreement with Todd N. Smith executed July 20, 2015

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*                 Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheet at September 30, 2015 and December 31, 2014 (unaudited), (ii)  Statement of Operations (unaudited) for the three and nine month periods ended September 30, 2015 and 2014, (iii)  Statement of Cash Flows (unaudited) for the nine month period ended September 30, 2015 and 2014 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.