Form 10-Q
period 2016-03-31
Ophthotech Corp.
filed 2016-05-09
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016 there were 35,370,681 shares of Common Stock, $0.001 par value per share, outstanding.

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

•                  the timing, costs, conduct and outcome of our preclinical work for an ophthalmic formulation of tivozanib, including statements regarding the timing of the initiation of, and the costs to obtain and timing of receipt of results from, such work;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OPHTHOTECH CORPORATION

Unaudited Balance Sheets

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$183,822	$221,861
Available for sale securities	109,104	74,731
Due from Novartis Pharma AG	10,062	4,389
Income tax receivable	26,497	3,421
Prepaid expenses and other current assets	2,299	2,083
Total current assets	331,784	306,485
Available for sale securities	63,211	95,298
Property and equipment, net	3,350	3,466
Deferred tax assets	—	23,113
Other assets	500	489
Total assets	$398,845	$428,851
Liabilities and Stockholders’ Equity
Current liabilities
Accrued research and development expenses	$21,727	$18,820
Accounts payable and accrued expenses	7,287	12,018
Deferred revenue	5,212	6,667
Total current liabilities	34,226	37,505
Deferred revenue, long-term	206,396	206,399
Royalty purchase liability	125,000	125,000
Total liabilities	365,622	368,904
Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 35,290,135 and 35,196,567 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	35	35
Additional paid-in capital	475,024	465,924
Accumulated deficit	(441,840)	(405,539)
Accumulated other comprehensive income (loss)	4	(473)
Total stockholders’ equity	33,223	59,947
Total liabilities and stockholders’ equity	$398,845	$428,851

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Collaboration revenue	$15,721	$41,678
Operating expenses:
Research and development	37,770	24,557
General and administrative	14,696	9,584
Total operating expenses	52,466	34,141
Income (loss) from operations	(36,745)	7,537
Interest income	446	125
Other income (loss)	30	(52)
Income (loss) before income tax provision	(36,269)	7,610
Income tax provision	32	974
Net income (loss)	$(36,301)	$6,636
Net income (loss) per common share:
Basic	$(1.03)	$0.19
Diluted	$(1.03)	$0.19
Weighted average common shares outstanding:
Basic	35,256	34,154
Diluted	35,256	35,239

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$(36,301)	$6,636
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	477	48
Other comprehensive income:	477	48
Comprehensive income (loss)	$(35,824)	$6,684

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2016	2015

Operating Activities
Net income (loss)	$(36,301)	$6,636
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	178	56
Amortization of premium and discounts on investment securities	196	991
Deferred income taxes	23,113	—
Share-based compensation	8,332	5,054
Changes in operating assets and liabilities:
Due from Novartis Pharma AG	(5,673)	(49,289)
Income tax receivable	(23,076)	—
Prepaid expense and other current assets	(216)	(88)
Accrued interest receivable	—	(447)
Other assets	(11)	21
Accrued research and development expenses	2,907	185
Accounts payable and accrued expenses	(4,731)	(2,950)
Deferred revenue	(1,458)	8,322
Net cash used in operating activities	(36,740)	(31,509)
Investing Activities
Purchase of marketable securities	(12,005)	(144,433)
Maturities of marketable securities	10,000	174,000
Purchase of property and equipment	(62)	(64)
Net cash (used in) provided by investing activities	(2,067)	29,503
Financing Activities
Proceeds from stock option/warrant exercises	768	1,760
Net cash provided by financing activities	768	1,760
Net change in cash and cash equivalents	(38,039)	(246)
Cash and cash equivalents
Beginning of period	221,861	39,814
End of period	$183,822	$39,568
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gain on available for sale securities, net of tax	$477	$48

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Notes to Unaudited Financial Statements

(tabular dollars and shares in thousands, except per share data)

1. Business

Description of Business and Organization

Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. The Company’s most advanced product candidate is Fovista® (pegpleranib), which is an anti-platelet derived growth factor (“PDGF”) aptamer that is in Phase 3 clinical development for use in combination with anti-vascular endothelial growth factor (“VEGF”) drugs that represent the current standard of care for the treatment of wet AMD. The Company has completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis® (ranibizumab), has completed patient enrollment for two Phase 3 clinical trials of Fovista administered in combination with Lucentis and expects to complete enrollment in a third Phase 3 clinical trial evaluating Fovista in combination with Eylea® (aflibercept) or Avastin® (bevacizumab) in 2016. The Company is also developing its product candidate Zimura® (avacincaptad pegol), an inhibitor of complement factor C5, as a monotherapy for the treatment of patients with geographic atrophy (“GA”), a form of dry AMD, as well as in combination with anti-VEGF drugs for the treatment of wet AMD, and for the treatment of polypoidal choroidal vasculopathy (“PCV”), a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. The Company is also investigating the potential of an ophthalmic formulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which the Company has an option for a license.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2015 balance sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2015, as filed with the SEC on February 26, 2016.

In the opinion of management, the unaudited financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Available for Sale Securities

The Company considers securities with original maturities of greater than 90 days when purchased to be available for sale securities. Available for sale securities with original maturities of greater than one year are recorded as non-current assets. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income

(loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary.

Revenue Recognition

Collaboration Revenue

Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an upfront payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma AG, (the “Novartis Agreement”), which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, or $100.0 million in the aggregate, under the Novartis Agreement.  The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
License revenue	$—	$38,083
Research and development activity revenue	1,275	3,585
API transfer revenue	14,443	—
Joint operating committee revenue	3	10
Total collaboration revenue	$15,721	$41,678

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and available for sale securities. The Company maintains its cash in bank accounts, which generally exceed federally insured limits. The Company maintains its cash equivalents in investments in money market funds and, at times, in U.S. Treasury securities with original maturities of 90 days or less.

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

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred U.S. federal net operating losses (“NOLs”) in each year from its inception in 2007 through 2013 and utilized these NOLs in 2014. In addition, the Company generated a taxable loss in 2015 that it intends to carry back to the 2014 tax year. As such, all prior tax years since 2007 remain subject to potential tax examination as the utilization of NOLs from prior years opens the relevant year to potential audit.

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

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, and has been reported in the Company’s Statements of Operations as follows:

	Three months ended March 31,
	2016	2015
Research and development	$4,685	$3,115
General and administrative	3,647	1,939
Total	$8,332	$5,054

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

3. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options, RSUs and warrants have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same. The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three months ended March 31,
	2016	2015

Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$(36,301)	$6,636
Weighted average common shares outstanding - basic	35,256	34,154
Plus: effect of dilutive stock options, warrants and unvested restricted stock units	—	1,085
Weighted average common shares outstanding - dilutive	35,256	35,239
Net income (loss) per common share - basic	$(1.03)	$0.19
Net income (loss) per common share - diluted	$(1.03)	$0.19

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended March 31,
	2016	2015

Stock options outstanding	3,495	929
Restricted stock units	404	—
Total	3,899	929

4. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents included cash of $1.3 million and $5.5 million at March 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents at March 31, 2016 and December 31, 2015 also included $182.5 million and $216.4 million, respectively, of investments in money market funds and U.S. Treasury securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $172.3 million and $170.0 million at March 31, 2016 and December 31, 2015, respectively. These available for sale securities consisted of U.S. Treasury securities and investment-grade corporate debt securities. At March 31, 2016, the Company held available for sale securities of $109.1 million with maturities of less than one year, and $63.2 million with maturities of greater than one year. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary losses in fair value of its investments as of March 31, 2016. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2016
	Cost	Fair Value	Carrying Value	Unrealized Gain

U.S. Treasury securities	$132,386	$132,390	$132,390	$4
Corporate debt securities	39,925	39,925	39,925	—
Total	$172,311	$172,315	$172,315	$4

	As of December 31, 2015
	Cost	Fair Value	Carrying Value	Unrealized Loss

U.S. Treasury securities	$130,507	$130,196	$130,196	$(311)
Corporate debt securities	39,995	39,833	39,833	(162)
Total	$170,502	$170,029	$170,029	$(473)

The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss). The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain on available for sale securities during the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015

Beginning balance	$(473)	$(65)
Current period changes in fair value before reclassifications, net of tax	477	48
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Total other comprehensive income, net of tax	477	48
Ending balance	$4	$(17)

5. Licensing and Commercialization Agreement with Novartis Pharma AG

In May 2014, the Company entered into a licensing and commercialization agreement with Novartis Pharma AG (“Novartis”, and such agreement, the “Novartis Agreement”). Under the Novartis Agreement, the Company granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by the Company to manufacture, from bulk active pharmaceutical ingredient, or API, supplied by the Company, standalone Fovista products and products combining Fovista with an anti-VEGF drug to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States (the “Novartis Territory”). The Company has agreed to use commercially reasonable efforts to complete its ongoing pivotal Phase 3 clinical program for Fovista and Novartis has agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF drug to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis has also granted the Company options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. The Company and Novartis have each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that the Company or Novartis may conduct, including for use by the other in regulatory filings in its territory. The Company has agreed to exclusively supply Novartis, and Novartis has agreed to exclusively purchase from the Company, its clinical and commercial requirements for the bulk API for Fovista for use in licensed products in the Novartis Territory. The Company has agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

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

Novartis has agreed to pay the Company’s manufacturing costs for clinical supplies and the Company’s manufacturing costs plus a specified percentage margin for commercial supplies of the bulk API for Fovista that the Company supplies to Novartis. If the Company or Novartis exercises each of their respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs. If the Company exercises its option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, the Company will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs. The Company and Novartis will also need to negotiate and agree on financial and other terms that would apply to such rights. If the Company exercises its option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, the Company will be obligated to either enter into a supply agreement with Novartis under which the Company will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to the Company, or obtain supplies of products in pre-filled syringes from a third-party manufacturer and pay Novartis a low single-digit percentage of the Company’s net sales of such products.

The Company has retained control over the design and execution of its pivotal Phase 3 clinical program for Fovista and remains responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF drug to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials already initiated and in other Phase 2 and Phase 3 clinical trials in the Novartis Territory initiated following the effective date of the Novartis Agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, excluding regulatory filing fees in the European Union for the standalone Fovista product, for which the Company will be responsible.

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

Novartis has agreed to specified limitations on its ability to in-license, acquire or commercialize any anti-PDGF product that does not contain Fovista (an “Alternative Anti-PDGF Product”) in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to the Company in the United States under specified option conditions. If the Company exercises its option, the Company will be obligated to make certain payments to Novartis, including specified milestone and royalty payments. The amounts of such payments will vary based on the product’s stage of clinical development at the time the Company exercises its option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, the Company will, subject to specified limitations, have the option to terminate the Novartis Agreement, convert Novartis’s exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis. If the Company elects to terminate the Novartis Agreement, Novartis will, subject to specified limitations, be required to pay to the Company certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the Novartis Agreement.

Activities under the Novartis Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)) to determine if they represented a multiple element revenue arrangement. The Novartis Agreement includes the following deliverables: (1) an exclusive license to commercialize Fovista outside the United States (the “License Deliverable”); (2) the performance obligation to conduct research and development activities related to the Phase 3 Fovista clinical trials and certain Phase 2 trials for Fovista (the “R&D Activity Deliverable”); (3) the performance obligation to supply API to Novartis for development and manufacturing purposes (the “Manufacturing Deliverable”) and (4) the Company’s obligation to participate on the joint operating committee established under the terms of the Novartis Agreement and related subcommittees (the “Joint Operating Committee Deliverable”). Novartis has the right, subject to certain approval rights of the Company, to sublicense the exclusive royalty-bearing license to commercialize Fovista in the Novartis Territory. The Company’s obligation to provide access to clinical and regulatory information as part of the License Deliverable includes the obligation to provide access to all clinical data, regulatory filings, safety data and manufacturing data to Novartis which is necessary for the commercialization of Fovista in the Novartis Territory. The R&D Activity Deliverable includes the right and responsibility for the Company to conduct the Phase 3 Fovista clinical program and other studies of Fovista in the Novartis Territory which are necessary or desirable for regulatory approval or commercialization of Fovista. The Manufacturing Deliverable includes the obligation for the Company to supply API to Novartis for clinical purposes, for which Novartis has agreed to pay the Company’s manufacturing costs, and for commercial purposes, for which Novartis has agreed to pay the Company’s manufacturing costs plus a specified margin. The Joint Operating Committee Deliverable includes the obligation to participate in the Joint Operating Committee and related subcommittees at least through the first anniversary of regulatory approval in the European Union. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Novartis. Accordingly, each unit will be accounted for separately.

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

In May 2014, the Company received an upfront payment of $200.0 million in connection with its entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, or $100.0 million in aggregate, under the Novartis Agreement. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
License revenue	$—	$38,083
Research and development activity revenue	1,275	3,585
API transfer revenue	14,443	—
Joint operating committee revenue	3	10
Total collaboration revenue	$15,721	$41,678

6. Financing Agreement with Novo A/S

In May 2013, the Company entered into a Purchase and Sale Agreement with Novo A/S, which is referred to as the Novo Agreement, pursuant to which the Company had the ability to obtain financing in three tranches in an amount of up to $125.0 million in return for the sale to Novo A/S of aggregate royalties of worldwide sales of (a) Fovista, (b) Fovista-Related Products, and (c) Other Products (each as defined in the Novo Agreement), calculated as mid-single digit percentages of net sales.

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

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of March 31, 2016, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

7. Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2016, the Company had accrued approximately $0.3 million in interest and penalties related to the timing of certain tax payments for the 2014 tax year.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryback losses to 2014, the only year in which the Company had taxable income. The Company is currently projecting tax losses in 2016. The Company expects to realize its net deferred tax assets recorded as of December 31, 2015 in 2016 due to the Company’s ability to carryback its 2015 federal tax losses to 2014. As such, the Company reclassified these amounts to income tax receivable on the Company’s Balance Sheet as of March 31, 2016. The Company expects to carry forward its 2015 state tax losses due to various state restrictions on the use of carryback claims. The state NOLs are expected to begin to expire in 2027. Because of the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized.

Deferred tax assets relating to employee share-based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of RSUs. Although certain of these deductions will be reported on the corporate tax returns and increase the Company’s NOLs, these related tax benefits are not recognized for financial reporting purposes.

8. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in money market funds*	$182,496	$—	$—
Investments in U.S. Treasury securities	$132,390	$—	$—
Investments in Corporate debt securities	$—	$39,925	$—

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in money market funds*	$196,188	$—	$—
Investments in U.S. Treasury securities*	$150,387	$—	$—
Investments in Corporate debt securities	$—	$39,833	$—

*              Investments in money market funds and U.S. Treasury securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.

No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the three months ended March 31, 2016.

9. Stock Option and Compensation Plans

The Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”) for employees, non-employee directors and consultants for the purpose of advancing the interests of the Company’s stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. The 2007 Plan provided for the granting of stock option awards, RSU awards, and other stock-based and cash-based awards. Following the effectiveness of the 2013 Stock Incentive Plan described below in connection with the closing of the Company’s initial public offering, the Company is no longer granting additional awards under the 2007 Plan.

In August 2013, the Company’s board of directors adopted and the Company’s stockholders approved the 2013 stock incentive plan (the “2013 Plan”), which became effective immediately prior to the closing of the Company’s initial public offering. In June 2015, the Company’s board of directors adopted a first amendment to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, RSUs, restricted stock unit awards, and other stock-based awards. Upon the effectiveness of the 2013 Plan, the number of shares of the Company’s common stock that were reserved for issuance under the 2013 Plan was the sum of (1) such number of shares (up to approximately 3,359,641 shares) as is equal to the sum of 739,317 shares (the number of shares of the common stock then available for issuance under the 2007 Plan), and such number of shares of the Company’s common stock that are subject to outstanding awards under the 2007 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (2) an annual increase, to be added the first business day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until, and including, the fiscal year ending December 31, 2023, equal to the lowest of 2,542,372 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by its board of directors. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2013 Plan. However, incentive stock options may only be granted to employees of the Company.

In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,257,000 shares, effective as of January 1, 2014, by approximately 1,360,000 shares, effective as of January 1, 2015, and by approximately 1,408,000 shares, effective as of January 1, 2016. As of March 31, 2016, the Company had approximately 1,753,000 shares available for grant under the 2013 Plan.

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of March 31, 2016 is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Options	Price
Outstanding, December 31, 2015	3,009	$30.43
Granted	549	$69.56
Exercised	(61)	$12.53
Expired or forfeited	(2)	$41.39
Outstanding, March 31, 2016	3,495	$36.88

Options exercisable at March 31, 2016		1,202
Weighted average grant date fair value (per share) of options granted during the period		$43.97

As of March 31, 2016, there were approximately 3,249,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $36.93 per option; the weighted-average remaining contractual life of these options was 7.8 years; and the aggregate intrinsic value of these options was approximately $34.6 million.  A summary of the stock options outstanding and exercisable as of March 31, 2016 is as follows:

		As of March 31, 2016
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	400	6.3	$7.55	208	$5.39
$10.04-$20.00	333	6.4	$13.46	159	$13.51
$20.01-$30.00	161	7.6	$25.61	86	$25.56
$30.01-$40.00	1,268	7.1	$33.27	597	$33.25
$40.01-$55.00	790	9.0	$45.62	148	$45.84
$55.01-$73.22	543	9.7	$71.89	4	$73.22
	3,495	7.8	$36.88	1,202	$26.95

Aggregate Intrinsic Value	$37,739			$19,086

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three months ended March 31, 2016 and 2015, respectively, were as follows:

	Three months ended March 31,
	2016	2015

Cash proceeds from options exercised	$768	$1,760
Aggregate intrinsic value of options exercised	$2,216	$10,368

In connection with stock option awards granted to employees, the Company recognized approximately $6.1 million and $3.9 million in share-based compensation expense during the three months ended March 31, 2016 and 2015, respectively, net of expected forfeitures. As of March 31, 2016, there were approximately $49.8 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 2.9 years.

In connection with stock options awards granted to consultants, the Company recognized approximately $0.4 million and $0.7 million in share-based compensation expense during the three months ended March 31, 2016 and 2015, respectively, net of expected forfeitures. As of March 31, 2016, there were approximately $2.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.7 years.

The following table presents a summary of the Company’s outstanding RSU awards granted as of March 31, 2016:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding, December 31, 2015	288	$44.54
Awarded	148	$73.22
Vested	(33)	$45.60
Forfeited	1	$47.24
Outstanding, March 31, 2016	404	$54.99

As of March 31, 2016, there were approximately 368,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $54.99 and the aggregate intrinsic value of these RSUs was approximately $15.5 million.

In connection with RSUs granted to employees, the Company recognized approximately $1.8 million and $0.5 million in share-based compensation expense during the three months ended March 31, 2016 and 2015, respectively, net of expected forfeitures. As of March 31, 2016, there were approximately $16.7 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 3.4 years. The total fair value of the RSUs that vested during the three months ended March 31, 2016 was $1.5 million.

10. Property and Equipment

Property and equipment as of March 31, 2016 and December 31, 2015 were as follows:

	Useful Life	March 31,	December 31,
	(Years)	2016	2015

Manufacturing and clinical equipment	7-10	$617	$617
Computer and other office equipment	5	1,479	944
Furniture and fixtures	7	738	738
Leasehold improvements	3-5	1,551	1,551
Construction-in-progress		42	515
		4,427	4,365
Accumulated depreciation		(1,077)	(899)
Property and equipment, net		$3,350	$3,466

For the three months ended March 31, 2016 and 2015, depreciation expense was $178 thousand and $56 thousand, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We are continuing to actively enroll patients in the Fovista Phase 3 Eylea/Avastin Trial and expect to complete enrollment in 2016, with initial, top-line data from this trial to be available in 2017 based on current enrollment estimates. This trial is investigating Fovista in combination with either Eylea or Avastin compared to Eylea or Avastin monotherapy. Our Phase 2b trial utilized Lucentis as the only anti-VEGF drug because Eylea was not yet approved and Avastin’s non-inferiority status compared to Lucentis was not yet established at the time the Phase 2b clinical trial commenced. Therefore, in order to gain more experience with Fovista when administered in combination with Eylea or Avastin prior to starting a pivotal Phase 3 clinical trial, the Fovista Phase 3 Eylea/Avastin Trial started later (May 2014) than the Fovista Phase 3 Lucentis Trials (August 2013). This time period of approximately nine months allowed us to perform initial preclinical and clinical assessments and ensure compatibility of Eylea or Avastin when administered in combination with Fovista.

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

We have retained control over the design and execution of our pivotal Phase 3 clinical program for Fovista and remain responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF drug to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials already initiated and in other Phase 2 and Phase 3 clinical trials in the Novartis Territory initiated following the effective date of the Novartis Agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, but excluding regulatory filing fees in the European Union for the standalone Fovista product, for which we will be responsible.

In November 2015, we were informed by Novartis that Genentech, Inc., a Roche wholly-owned subsidiary, elected to exercise its option to participate in the financial arrangements relating to Novartis’ rights under the Novartis Agreement. Roche’s option originated from a pre-existing agreement between Roche and Novartis. The ex-U.S. commercialization agreement between Ophthotech and Novartis and its financial terms remained unchanged as a result of the exercise of the opt-in right. We continue to retain sole rights to Fovista in the United States.

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

•                  Zimura Phase 2a Wet AMD Study.  During the fourth quarter of 2015, we initiated an open-label Phase 2a clinical trial to evaluate Zimura’s potential role when administered in combination with anti-VEGF drugs (Lucentis, Eylea or Avastin) for the treatment of wet AMD.

•                  Zimura PCV Study.  In late 2014, we commenced a very small, open-label Phase 2 clinical trial investigating Zimura’s potential role when administered in combination with anti-VEGF drugs for the treatment of polypoidal choroidal vasculopathy, or PCV, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. Our initial, preliminary analysis of the data from this trial has not revealed any safety concerns related to Zimura.

Overview of Funding History and Requirements

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. As of March 31, 2016, we had an accumulated deficit of $441.8 million. Our net loss was $36.3 million for the three months ended March 31, 2016, and $105.7 million for the year ended December 31, 2015, and we expect to continue to incur significant operating losses in 2016 and potentially 2017. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement and enrollment-based milestone payments of $50.0 million in October 2014 and $50.0 million in April 2015.

We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program, as we further evaluate the potential benefit of Fovista when administered in combination with anti-VEGF drugs in wet AMD patients through the Fovista Expansion Studies, and potentially in other ophthalmic diseases and conditions with unmet medical need, and as we pursue the development of Zimura through our Zimura development programs. We expect our expenses to increase as we initiate additional trials and as patient enrollment increases in trials that have already commenced. We also expect our expenses to increase as we manufacture validation batches of API and drug product for Fovista. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our commercial infrastructure and build-up our Fovista API supply to support the anticipated launch of Fovista. Furthermore, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. We are party to agreements, specifically a divestiture agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp. and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. We are also exploring the potential of an ophthalmic formulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which we have an option to obtain a license, and expect our expenses to increase as we continue the preclinical development of this compound, including in the event we elect to exercise our option or in the event we trigger certain milestone payment obligations. Furthermore, we are incurring and expect to continue to incur costs associated with hiring additional personnel and expanding our facilities. See “—Liquidity and Capital Resources—Funding Requirements” for a discussion of factors affecting our future capital requirements.

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

Financial Operations Overview

Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, or

$100.0 million in the aggregate, under the Novartis Agreement. We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
License revenue	$—	$38,083
Research and development activity revenue	1,275	3,585
API transfer revenue	14,443	—
Joint operating committee revenue	3	10
Total collaboration revenue	$15,721	$41,678

In the future, we may generate additional revenue from a combination of product sales and license fees, milestone payments and research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of certain milestone and other payments, if any, that we may receive from Novartis and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until the end of 2017 at the earliest. If we fail to complete the development of Fovista, Zimura or other product candidates we may develop in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
Fovista	$24,611	$15,939
Zimura	1,266	1,503
Personnel-related	5,198	3,480
Share-based compensation	4,685	3,115
Other	2,010	520
	$37,770	$24,557

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

Our current Phase 3 clinical program for Fovista is expected to continue into 2018, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials and during 2017 for the Fovista Phase 3 Eylea/Avastin Trial based on current enrollment estimates. Furthermore, we expect the clinical development of Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

Revenue Recognition—Collaboration Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone under the Novartis Agreement, or $100.0 million in the aggregate.  We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
License revenue	$—	$38,083
Research and development activity revenue	1,275	3,585
API transfer revenue	14,443	—
Joint operating committee revenue	3	10
Total collaboration revenue	$15,721	$41,678

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

Revenues from clinical and development and regulatory milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, are recognized upon successful accomplishment of the milestones. With regard to the Novartis Agreement, we have concluded that the clinical and development milestones and certain reimbursement approval milestones are not substantive and that the marketing approval milestones are substantive. Milestone payments received that are not considered substantive are included in the allocable arrangement consideration and are recognized as revenue in proportion to the relative-selling price allocation established at the inception of the arrangement. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk-free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015

Expected common stock price volatility	71%	73%
Risk-free interest rate	1.47%-1.90%	1.35%-1.92%
Expected term of options (years)	6.2	6.2
Expected dividend yield	0%	0%

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

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $8.3 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had $68.6 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.0 years. We expect our share-based compensation for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.

For the three months ended March 31, 2016 and 2015, we allocated share-based compensation as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Research and development	$4,685	$3,115
General and administrative	3,647	1,939
Total	$8,332	$5,054

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

In 2015, we incurred losses for tax purposes. As of December 31, 2015, we had recorded net deferred tax assets of $23.1 million. We expect to realize these net deferred tax assets in 2016 due to our ability to carryback our 2015 federal tax loss to 2014. As such, we reclassified these amounts to income tax receivable on our Balance Sheet as of March 31, 2016. We expect to carry forward our 2015 state tax losses due to various state restrictions on the use of carryback claims. We are projecting tax losses for 2016. The deferred tax assets associated with these losses incurred to date in 2016 have a full valuation allowance recorded against them, however, due to our history of losses and the lack of other positive evidence to support future taxable income against which these losses could be applied. See Note 7 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Collaboration revenue	$15,721	$41,678	$(25,957)
Operating expenses:
Research and development	37,770	24,557	13,213
General and administrative	14,696	9,584	5,112
Total operating expenses	52,466	34,141	18,325
Income (loss) from operations	(36,745)	7,537	(44,282)
Interest income	446	125	321
Other income (loss)	30	(52)	82
Income (loss) before income tax provision	(36,269)	7,610	(43,879)
Income tax provision	32	974	(942)
Net income (loss)	$(36,301)	$6,636	$(42,937)

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2016 was $15.7 million. Using the relative selling price method, we recognized $1.3 million to research and development activities performed under the Novartis Agreement, $14.4 million related to Fovista API we transferred to Novartis and a de minimis amount of revenue associated with our joint operating committee participation obligation.

Collaboration revenue for the three months ended March 31, 2015 was $41.7 million, of which $38.1 million was allocated to the license delivered to Novartis under the Novartis Agreement, $3.6 million was allocated to research and development activities performed under the Novartis Agreement and a de minimis amount of revenue associated with our joint operating committee participation obligation during the same period.

Research and Development Expenses

Our research and development expenses were $37.8 million for the three months ended March 31, 2016, an increase of $13.2 million compared to $24.6 million for the three months ended March 31, 2015. The increase in research and development expenses for the three months ended March 31, 2016 was primarily due to an $8.7 million increase in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies. The increased costs for our Fovista program included higher clinical trial costs relating to increased patient enrollment in the Fovista Phase 3 clinical trials and the Fovista Expansion Studies, the initiation of additional Fovista Expansion Studies, as well as higher manufacturing costs to support our clinical trials and for API validation activities. Also contributing to the overall increase was a $1.6 million increase to share-based compensation costs, a $1.7 million increase to personnel expenses associated with additional research and development staffing and a $1.2 million increase in professional services and consulting fees.

General and Administrative Expenses

Our general and administrative expenses were $14.7 million for the three months ended March 31, 2016, an increase of $5.1 million compared to $9.6 million for the three months ended March 31, 2015. The increase was primarily due to an increase in personnel costs of $1.7 million, share-based compensation costs of $1.7 million, an increase of $1.4 million in facility costs, as well as other costs to support the expansion of our operations, including our public company infrastructure, and the early stages of a commercial organization. Also contributing to the increase were increased costs for pre-launch commercialization activities, professional services and consulting fees of $0.3 million.

Interest Income

Interest income for the three months ended March 31, 2016 was $0.4 million compared to interest income of $0.1 million for the three months ended March 31, 2015. The increase in interest income earned during the three months ended March 31, 2016 was the result of a change in the mix of our investment portfolio, which previously included only investments in U.S. Treasury securities and now includes investments in certain investment-grade corporate debt securities.

Provision for Income Taxes

The provision for income taxes recorded for the three months ended March 31, 2016 was $32 thousand and primarily related to state income taxes.  For the three months ended March 31, 2015, we recorded a provision for income taxes of $974 thousand which primarily related to the $50.0 million enrollment-based milestone we achieved in March 2015.

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

In May 2014, we received an upfront payment of $200.0 million upon execution of the Novartis Agreement in connection with the grant of a license for the rights to commercialize Fovista outside the United States. Novartis is also obligated to pay us up to an aggregate of $130.0 million if we achieve specified patient enrollment-based milestones for our ongoing pivotal Phase 3 clinical program for Fovista, of which $50.0 million was received in October 2014 and $50.0 million was received in April 2015. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million to Nektar Therapeutics. We are entitled to certain additional future payments from Novartis based on the continued clinical development, regulatory approval and commercial success of Fovista. See “Licensing and Commercialization Agreement with Novartis Pharma AG” below for further information.

Cash Flows

As of March 31, 2016, we had cash, cash equivalents and marketable securities totaling $356.1 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities, money market funds and certain investment-grade corporate debt securities.

The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(36,740)	$(31,509)
Investing activities	(2,067)	29,503
Financing activities	768	1,760
Net change in cash and cash equivalents	$(38,039)	$(246)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $36.7 million and relates primarily to net cash used to fund our Fovista Phase 3 program, our Fovista expansion studies, Fovista manufacturing activities, as well as manufacturing and clinical trial costs for our Zimura program and expenditures related to general and administrative expenses.

Net cash used in operating activities for the three months ended March 31, 2015 was $31.5 million and related primarily to our net income adjusted for non-cash charges and changes in the components of working capital, as well as our increased efforts to advance our Fovista Phase 3 program, including increased spending on clinical trial costs and manufacturing activity for Fovista.

We expect cash used in operating activities to continue to increase substantially compared to prior periods and for the foreseeable future for the reasons described below under “—Funding Requirements”.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $2.1 million and relates primarily to proceeds from the maturities of marketable securities totaling $10.0 million offset by purchases of marketable securities totaling $12.0 million. Net cash provided by investing activities for the three months ended March 31, 2015 was $29.5 million, which related primarily to the purchase of marketable securities totaling $144.4 million, offset by maturities of marketable securities of $174.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2016 and $1.8 million for the three months ended March 31, 2015 and related to proceeds from stock option exercises in each respective periods.

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

As of March 31, 2016, we had cash, cash equivalents, and marketable securities of $356.1 million. We also had $365.6 million in total liabilities, $336.6 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

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

Moreover, our current Phase 3 clinical program for Fovista is expected to continue into 2018, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials and during 2017 for the Fovista Phase 3 Eylea/Avastin Trial, based on current enrollment estimates. Furthermore, we expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

Novartis has agreed to pay our manufacturing costs for clinical supplies and our manufacturing costs plus a specified percentage margin for commercial supplies of the bulk API for Fovista that we supply to Novartis. If we or Novartis exercise our or its respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs. If we exercise our option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, we will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs. Novartis and we will also need to negotiate and agree on financial and other terms that would apply to such rights. If we exercise our option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, we will be obligated to either enter into a supply agreement with Novartis under which we will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to us, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of our net sales of such products.

We have retained control over the design and execution of our pivotal Phase 3 clinical program for Fovista and remain responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF drug to which Novartis has rights in the Novartis Territory, for use in the Phase 3 clinical trials already initiated and in other Phase 2 and Phase 3 clinical trials in the Novartis Territory initiated following the effective date of the Novartis Agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, but excluding regulatory filing fees in the European Union for the standalone Fovista product, for which we will be responsible.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2016:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Operating Leases (1)	$10,646	$2,200	$7,300	$1,146	$—
Purchase Obligations (2)	20,813	20,813	—	—	—
Total (3)	$31,459	$23,013	$7,300	$1,146	$—

(1)                                 Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)                                 Purchase obligations represent our commitments under purchase orders, including those made under our clinical and commercial supply agreements with Agilent.

(3)                                 This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (d) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above and (e) our royalty purchase liability of $125.0 million as of March 31, 2016, due to the fact that the royalty payment period, if any, is not known.

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

•                  Under an option agreement with AVEO Pharmaceuticals relating to tivozanib, we will be obligated to make milestone payments of $2.0 million upon the submission of an Investigational New Drug Application to the FDA and $6.0 million upon the earlier of demonstration of proof of concept in humans and a specified date in January 2017, subject to any exercise by us of our right to terminate the option agreement.

We also have letter agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur. For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2016 annual meeting of stockholders, as filed with the SEC on April 29, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $356.1 million as of March 31, 2016, consisting of cash, investments in money market funds and certain investment-grade corporate debt securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2016, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Effective January 1, 2016, we implemented a new enterprise resource planning system (“ERP”) that materially affected our internal control over financial reporting. In connection with implementation of the ERP system, we are updating our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.  Although our internal control over financial reporting has been materially affected by the implementation of the ERP system, we do not believe that the implementation of the ERP system will have an adverse effect on our internal control over financial reporting.

Except as described in the preceding paragraph, we determined that there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We expect to continue to incur losses until such time we successfully commercialize our product candidates and may never achieve or maintain profitability.

Since inception, we have experienced significant cash outflows in funding our operations. As of March 31, 2016, we had an accumulated deficit of $441.8 million. Our net loss was $36.3 million for the three months ended March 31, 2016, and $105.7 million for the year ended December 31, 2015 and we expect to continue to incur significant operating losses in 2016 and potentially 2017. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, which we entered into in May 2013, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014.

We have devoted substantially all of our financial resources and efforts to the research and development of Fovista and Zimura and preparations for the potential commercial launch of Fovista, including manufacturing scale-up activities. We expect to continue to incur significant expenses and increasing operating losses over the next few years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. Our ability to generate revenues from product sales, which we do not expect will occur until the end of 2017 at the earliest, if ever, is dependent on our obtaining marketing approval for and commercializing our product candidates, in particular, Fovista and Zimura. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. See “Risks Related to Product Development and Commercialization” for a further discussion of the risks we face in successfully commercializing our product candidates and achieving profitability.

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

As of March 31, 2016, we had cash, cash equivalents, and marketable securities of $356.1 million. We also had $365.6 million in total liabilities, $336.6 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

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

Moreover, our current Phase 3 clinical program for Fovista is expected to continue into 2018, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials and during 2017 for the Fovista Phase 3 Eylea/Avastin Trial, based on current enrollment estimates. Furthermore, we expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

The Fovista Phase 3 Eylea/Avastin Trial commenced nine months later than the two Fovista Phase 3 Lucentis Trials. We will not have data from our Fovista Phase 3 Eylea/Avastin Trial at the time data from the other two Fovista Phase 3 Lucentis Trials become available. We may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis, or we may choose to delay our application for marketing approval until data from all three Phase 3 clinical trials are available. We plan to initially submit a New Drug Application, or NDA, to the FDA for Fovista in combination with Lucentis based upon data from the two Fovista Phase 3 Lucentis Trials and subsequently submit an amendment to the NDA with data from the Fovista Phase 3 Eylea/Avastin Trial, subject to a favorable data outcome from these trials. Alternatively, we may choose to file a supplemental NDA for Fovista in combination with Eylea or Avastin following FDA review of the NDA for Fovista in combination with Lucentis. If we determine to delay seeking approval of Fovista in combination with Eylea or Avastin pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, although we may wish to amend our applications for marketing approval once we have data available from the Fovista Phase 3 Eylea/Avastin Trial, the FDA may not accept such an amendment. Moreover, if we subsequently amend our applications for marketing approval when data from the Fovista Phase 3 Eylea/Avastin Trial become available, we may experience further delays in our application process. The manner and timing in which we and our ex-U.S. commercialization partner, Novartis, seek marketing approval for Fovista may differ in the United States and in the European Union.

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

Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 and Phase 2b clinical trials. However, the results of these clinical trials may not be predictive of the results of our Phase 3 clinical program for Fovista. We have clinical data for Fovista administered in combination with Lucentis from only these two clinical trials with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 trials are longer in duration (24 months) with a 12-month time point for the primary efficacy endpoint, have a greater number of patients (approximately 1,866), have a greater number of sites (more than 250), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intravitreal injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intravitreal injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from the treatment procedure. Therefore, there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b trial and monotherapy anti-VEGF trials which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in the Fovista combination therapy patients.

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

Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 clinical trial and our Phase 2b clinical trials. However, we have complete clinical data for Fovista administered in combination with Lucentis from only these two clinical trials with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 trials are longer in duration (24 months) with a 12 month time point for the primary efficacy endpoint, have a greater number of patients (approximately 1,866), have a greater number of sites (more than 250), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intravitreal injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there also is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intravitreal injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from the treatment procedure. Therefore there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b trial and monotherapy anti-VEGF trials which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in patients in the Fovista combination therapy arm of each trial.

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

Moreover, we may experience numerous other unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following:

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

In addition, in order to manufacture and supply Fovista or any of our other product candidates on a commercial scale, we will need to bolster our quality control and quality assurance capabilities, including by augmenting our manufacturing processes and adding personnel. As we or any manufacturer we engage scales up manufacturing of any approved product, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product, given the long lead times required to manufacture our products, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product for commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

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

Our Phase 3 clinical program enrolls patients based on a specific definition of the presence of neovascularization with certain characteristics, including the presence of subretinal hyper-reflective material, or SHRM, using the commonly employed modality of spectral domain optical coherence tomography, or SD-OCT. We are not aware of any third-party clinical trials that have used this criteria to assess patient inclusion and as such do not know the proportion of total cases of subfoveal neovascularization that are represented using this specific definition of SD-OCT inclusion criteria. However, a recent third-party retrospective analysis based on a treatment-naïve wet AMD population with relatively broad entry criteria in a National Eye Institute sponsored study showed that approximately 77% of patients in that study demonstrated the presence of SHRM. We cannot easily assess the impact on the potential market opportunity for Fovista should Fovista receive marketing approval and the approved label exclude patients based on this criteria.

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

The current standard of care for wet AMD is monotherapy administration of anti-VEGF drugs, principally Avastin, Lucentis and Eylea, which are well-established therapies and are widely accepted by physicians, patients and third-party payors. When used for the treatment of wet AMD, Avastin is inexpensive. Physicians, patients and third-party payors may not accept the addition of Fovista to their current treatment regimens for a variety of potential reasons, including:

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

•                  Ohr Pharmaceutical is developing an eye drop formulation of squalamine for wet AMD for which Ohr has completed a Phase 2 clinical study and recently announced the commencement of a Phase 3 clinical study.

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

•                  GrayBug has a dual VEGF and PDGF inhibitor administered in a sustained delivery injection that it plans to study in a Phase 1/2 clinical program.

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

•                  Allergan has an α2-adrenergic receptor agonist, which has completed a Phase 2 clinical trial.

•                  Vision Medicines has a humanized monoclonal antibody that binds amyloid-β (Aβ), which is in a Phase 2 clinical trial.

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

Under the supply agreement with Nektar, we must purchase our entire requirements for PEG reagent for Fovista exclusively from Nektar at agreed prices based on volume. Similarly, under our clinical and commercial supply agreements with Agilent, we must purchase a specific percentage of our requirements for Fovista API from Agilent at agreed prices based on the volume of Fovista API ordered. In the event either of these suppliers breaches its supply obligations as specified in the applicable agreement, such supplier has agreed to enable a third-party manufacturer, if one is available, to supply us with PEG reagent and Fovista API, as applicable. In the case of Nektar, this alternative supply would last only until Nektar demonstrates that Nektar has the ability to supply all of our requirements for PEG reagent. The agreements of Nektar and Agilent to enable a third-party manufacturer may be difficult to enforce in the context of a breach by either of these suppliers of their supply obligations. In particular with respect to the potential replacement of Nektar, we may not be able to reach an agreement with any third-party manufacturer to take on the supply of PEG reagent under such circumstances because, to our knowledge, no third party currently manufactures the PEG reagent we currently use in making the Fovista API for use in any other FDA approved drug. Furthermore, with respect to the potential replacement of Nektar, the replacement manufacturer’s right to supply us with PEG reagent would be subject to termination at any time once Nektar demonstrates that Nektar has the ability to supply all of our requirements for PEG reagent, which may limit the interest of potential third-party manufacturers in undertaking such an engagement. In addition, in the case of the potential replacement of either Nektar or Agilent, the process of transferring any necessary technology or process to a third-party manufacturer would entail significant delay in or disruption to the supply of PEG reagent or Fovista API, as applicable, and, as a result, a significant delay in or disruption to the manufacture of Fovista. Furthermore, the FDA or other regulatory authorities might require additional studies to demonstrate, in the case of a replacement of Nektar, equivalence between the Fovista API made using the Nektar PEG reagent and the Fovista API made using any replacement PEG reagent we propose to use or between the Nektar PEG reagent itself and any replacement PEG reagent we propose to use to make Fovista, or, in the case of a replacement of Agilent, equivalence between the Fovista API made by Agilent and the Fovista API made by the alternative manufacturer. We ultimately may be unable to demonstrate such equivalence.

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

We are party to various agreements, including a divestiture agreement with OSI Pharmaceuticals and license agreements with Archemix and Nektar that we depend on for rights to Fovista, Zimura and other product candidates and technology. These agreements impose, and we may enter into additional licensing arrangements or other agreements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our divestiture agreement with OSI Pharmaceuticals and our licensing agreement with Nektar, we are obligated to pay royalties on net product sales of Fovista or other product candidates or related technologies to the extent they are covered by the agreement. Under our license agreements with Archemix and Nektar, we would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right.

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

In order to market and sell Fovista, Zimura and any other product candidate that we may develop in the European Union and many other jurisdictions, we or our third-party commercialization partners, including Novartis, our ex-U.S. commercialization partner for Fovista, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional preclinical or clinical testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party commercialization partners, including Novartis, our ex-U.S. commercialization partner for Fovista, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We and our third-party commercialization partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

A breakthrough therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our and our commercialization partners’ relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us and our commercialization partners to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including Fovista, for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us and our commercialization partners to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we and our commercialization partners market, sell and distribute any products for which we or they obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•                  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•                  extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

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

•                  a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs; and

•                  establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market.  Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered.  By way of example, in March 2016, CMS proposed a rule to test, or demonstrate, a new model of reimbursement for Medicare Part B drugs that could potentially negatively impact the reimbursement available to physicians who administer drugs by intravitreal injection in their offices and clinics.  Each of Lucentis, Eylea and Avastin are administered by intravitreal injection for the treatment of wet AMD directly by physicians, typically in their offices or clinics.  Our product candidates, Fovista and Zimura, are also administered by intravitreal injection directly by physicians, and, if approved, may ultimately be reimbursed under Medicare Part B for patients receiving Medicare benefits.  Comments on the proposed rule are due in May 2016.  The proposed rule, if adopted in its current form, would implement the reimbursement model demonstration beginning before the end of 2016.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

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

We are highly dependent on David R. Guyer, M.D., our Chief Executive Officer, Samir C. Patel, M.D., our President, and Glenn P. Sblendorio, our Executive Vice President, Chief Operating Officer and Chief Financial Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing development, quality control and quality assurance. During the 12-month period ending March 31, 2016, we hired close to half of our over 130 employees. We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development, manufacturing, quality control, quality assurance and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing, market access and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In the ordinary course of our business, we and our third-party contractors maintain sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial participants and business partners. In particular, we rely on contract research organizations and other third parties to store and manage information from our clinical trials, including our Fovista Phase 3 clinical program. The secure maintenance of this sensitive information is critical to our business and reputation. Despite the implementation of security measures, our internal computer systems and those of our third-party contractors are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, we believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems or those of our third-party contractors. For information stored with our third-party contractors, we rely upon, and the integrity and confidentiality of such information is dependent upon, the risk mitigation efforts such third-party contractors have in place. In the recent past, cyber-attacks have become more prevalent and much harder to detect and defend against. Our and our third-party contractors’ respective network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. System failures, data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. System failures or accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. A data security breach could also lead to public exposure of personal information of our clinical trial patients and others. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

As of March 31, 2016, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2016, we had outstanding 35,290,135 shares of common stock. Of these shares, approximately 5,185,000 shares are restricted or control securities under Rule 144 under the Securities Act. Any of our remaining shares that are not restricted or control securities under Rule 144 under the Securities Act, including, for example, shares sold in our initial public offering or our follow-on public offering, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of approximately 4,455,000 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans prior to awards becoming exercisable. As of March 31, 2016, we had outstanding stock options to purchase an aggregate of approximately 3,495,000 shares of our common stock, of which options to purchase approximately 1,202,000 shares were vested, as well as approximately 404,000 unvested RSUs. Once registered on Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

As of March 31, 2016, we have used approximately $99.1 million of the net proceeds from our initial public offering as follows:

•       approximately $72.5 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

•       approximately $26.6 million for working capital and other general corporate purposes.

Other than payments related to executive officer and director compensation, all as described in our public filings, we have not used any of the net proceeds from our initial public offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our common stock or to any affiliate of ours. We have invested the remaining net proceeds from our initial public offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 5. Other Information.

On May 9, 2016, we and PSN Partners, L.P. entered into an Addendum to Office Lease Agreement to extend our lease with respect to the approximate 1,800 square feet of office space in Princeton, New Jersey three additional years, through August 2019.  As part of the extension, the annual fixed rent for this lease was increased based on current market conditions.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPHTHOTECH CORPORATION

Date: May 9, 2016	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President, Chief Operating Officer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Offer of Employment between the Registrant and Glenn P. Sblendorio, dated January 4, 2016

10.2	Letter Agreement between the Registrant and Glenn P. Sblendorio, dated January 4, 2016

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheets at March 31, 2016 and December 31, 2015 (unaudited), (ii)  Statements of Operations (unaudited) for the three month period ended March 31, 2016 and 2015, (iii)  Statements of Cash Flows (unaudited) for the three month period ended March 31, 2016 and 2015 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.