Form 10-Q
period 2016-06-30
Ophthotech Corp.
filed 2016-08-05
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016 there were 35,593,176 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OPHTHOTECH CORPORATION

Unaudited Balance Sheets

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$194,054	$221,861
Available for sale securities	104,658	74,731
Due from Novartis Pharma AG	30,197	4,389
Income tax receivable	24,283	3,421
Prepaid expenses and other current assets	1,896	2,083
Total current assets	355,088	306,485
Available for sale securities	27,011	95,298
Property and equipment, net	3,263	3,466
Deferred tax assets	—	23,113
Other assets	492	489
Total assets	$385,854	$428,851
Liabilities and Stockholders’ Equity
Current liabilities
Accrued research and development expenses	$25,151	$18,820
Accounts payable and accrued expenses	7,769	12,018
Deferred revenue	6,776	6,667
Total current liabilities	39,696	37,505
Deferred revenue, long-term	206,653	206,399
Royalty purchase liability	125,000	125,000
Total liabilities	371,349	368,904
Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 35,510,944 and 35,196,567 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	36	35
Additional paid-in capital	486,372	465,924
Accumulated deficit	(471,785)	(405,539)
Accumulated other comprehensive loss	(118)	(473)
Total stockholders’ equity	14,505	59,947
Total liabilities and stockholders’ equity	$385,854	$428,851

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Collaboration revenue	$28,198	$1,597	$43,919	$43,275
Operating expenses:
Research and development	48,262	32,059	86,032	56,616
General and administrative	10,489	11,959	25,185	21,543
Total operating expenses	58,751	44,018	111,217	78,159
Loss from operations	(30,553)	(42,421)	(67,298)	(34,884)
Interest income	446	139	892	264
Other income (loss)	(98)	79	(68)	27
Loss before income tax benefit	(30,205)	(42,203)	(66,474)	(34,593)
Income tax benefit	(260)	(5,072)	(228)	(4,098)
Net loss	$(29,945)	$(37,131)	$(66,246)	$(30,495)
Net loss per common share:
Basic and diluted	$(0.85)	$(1.08)	$(1.88)	$(0.89)
Weighted average common shares outstanding:
Basic and diluted	35,392	34,353	35,324	34,254

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(29,945)	$(37,131)	$(66,246)	$(30,495)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	(122)	41	355	89
Other comprehensive income (loss)	(122)	41	355	89
Comprehensive loss	$(30,067)	$(37,090)	$(65,891)	$(30,406)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Unaudited Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2016	2015

Operating Activities
Net loss	$(66,246)	$(30,495)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	352	459
Amortization of premium and discounts on investment securities	331	2,068
Deferred income taxes	22,853	(4,098)
Share-based compensation	16,641	11,433
Changes in operating assets and liabilities:
Due from Novartis Pharma AG	(25,808)	713
Income tax receivable	(20,863)	—
Prepaid expense and other current assets	187	(2,073)
Accrued interest receivable	147	431
Security deposits	—	(185)
Other assets	(3)	48
Accrued research and development expenses	6,331	1,857
Accounts payable and accrued expenses	(4,249)	(2,557)
Deferred revenue	364	6,724
Net cash used in operating activities	(69,963)	(15,675)
Investing Activities
Purchase of marketable securities	(12,003)	(221,918)
Maturities of marketable securities	50,500	231,000
Purchase of property and equipment	(149)	(719)
Proceeds from sale of assets	—	6
Net cash provided by investing activities	38,348	8,369
Financing Activities
Proceeds from stock option/warrant exercises	3,808	4,212
Net cash provided by financing activities	3,808	4,212
Net change in cash and cash equivalents	(27,807)	(3,094)
Cash and cash equivalents
Beginning of period	221,861	39,814
End of period	$194,054	$36,720
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gains on available for sale securities, net of tax	$355	$89

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION

Notes to Unaudited Financial Statements

(tabular dollars and shares in thousands, except per share data)

1. Business

Description of Business and Organization

Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. The Company’s most advanced product candidate is Fovista® (pegpleranib), which is an anti-platelet derived growth factor (“PDGF”) aptamer that is in Phase 3 clinical development for use in combination with anti-vascular endothelial growth factor (“VEGF”) drugs that represent the current standard of care for the treatment of wet AMD. The Company has completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis® (ranibizumab), has completed patient enrollment for two Phase 3 clinical trials of Fovista administered in combination with Lucentis and has completed enrollment in a third Phase 3 clinical trial evaluating Fovista in combination with Eylea® (aflibercept) or Avastin® (bevacizumab). The Company is also developing its product candidate Zimura® (avacincaptad pegol), an inhibitor of complement factor C5, as a monotherapy for the treatment of patients with geographic atrophy (“GA”), a form of dry AMD, as well as in combination with anti-VEGF drugs for the treatment of wet AMD. The Company is also investigating the potential of an ophthalmic formulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which the Company has an option for a license.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2015 balance sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2015, as filed with the SEC on February 26, 2016.

In the opinion of management, the unaudited financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Revenue Recognition

Collaboration Revenue

Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an upfront payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma AG, (the “Novartis Agreement”), which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. The Company received the $30.0 million enrollment-based milestone from Novartis in August 2016. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

License revenue	$22,937	$—	$22,937	$38,083
Research and development activity revenue	5,150	1,594	6,425	5,179
API transfer revenue	102	—	14,545	—
Joint operating committee revenue	9	3	12	13
Total collaboration revenue	$28,198	$1,597	$43,919	$43,275

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

Concentration of Suppliers

The Company currently relies exclusively upon a single third-party manufacturer to provide supplies of both the active pharmaceutical ingredient, or API, for both Fovista and Zimura. The Company also engages a single third-party manufacturer to provide fill-finish services for clinical supplies of both Fovista and Zimura. The Company currently relies exclusively upon Nektar Therapeutics, or Nektar, to supply it with a proprietary polyethylene glycol, or PEG, reagent for Fovista under a manufacturing and supply agreement. PEG reagent is a chemical the Company uses to modify the chemically synthesized aptamer in Fovista. The PEG reagent made by Nektar is proprietary to Nektar.  The Company obtains a different proprietary PEG reagent used to modify the chemically synthesized aptamer in Zimura from a different supplier on a purchase order basis. Furthermore, the Company currently relies upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill-finish of each of Fovista and Zimura.  If the Company’s third-party manufacturers or fill-finish providers should become unavailable to the Company for any reason, including as a result of capacity constraints, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.

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

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred U.S. federal net operating losses (“NOLs”) in each year from its inception in 2007 through 2013 and utilized these NOLs in 2014.  Accordingly, all tax years since 2007 are subject to potential tax examination.  In the second quarter of 2016, the Internal Revenue Service began an examination of the Company’s 2014 corporate income tax return. To date, no findings or assessments have been received by the Company.

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

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, and has been reported in the Company’s Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Research and development	$6,383	$4,304	$11,068	$7,419
General and administrative	1,926	2,075	5,573	4,014
Total	$8,309	$6,379	$16,641	$11,433

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

3. Net Loss Per Common Share

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Basic and diluted net loss per common share calculation:
Net loss	$(29,945)	$(37,131)	$(66,246)	$(30,495)
Weighted average common shares outstanding- basic and diluted	35,392	34,353	35,324	34,254
Net loss per share of common stock - basic and diluted	$(0.85)	$(1.08)	$(1.88)	$(0.89)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Stock options outstanding	3,584	3,462	3,584	3,462
Restricted stock units	661	268	661	268
Total	4,245	3,730	4,245	3,730

4. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents included cash of $5.3 million and $5.5 million at June 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents at June 30, 2016 and December 31, 2015 also included $188.7 million and $216.4 million, respectively, of investments in money market funds and U.S. Treasury securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $131.7 million and $170.0 million at June 30, 2016 and December 31, 2015, respectively. These available for sale securities consisted of U.S. Treasury securities and investment-grade corporate debt securities. At June 30, 2016, the Company held available for sale securities of $104.7 million with maturities of less than one year, and $27.0 million with maturities of greater than one year. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary losses in fair value of its investments as of June 30, 2016. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2016
	Cost	Fair Value	Carrying Value	Unrealized Gain

U.S. Treasury securities	$96,214	$96,320	$96,320	$106
Corporate debt securities	35,313	35,349	35,349	36
Total	$131,527	$131,669	$131,669	$142

	As of December 31, 2015
	Cost	Fair Value	Carrying Value	Unrealized Loss

U.S. Treasury securities	$130,507	$130,196	$130,196	$(311)
Corporate debt securities	39,995	39,833	39,833	(162)
Total	$170,502	$170,029	$170,029	$(473)

The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss). The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain on available for sale securities during the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Beginning balance	$4	$(17)	$(473)	$(65)
Current period changes in fair value before reclassifications, net of tax	(122)	41	355	89
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—
Total other comprehensive income, net of tax	(122)	41	355	89
Ending balance	$(118)	$24	$(118)	$24

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

Novartis paid the Company a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis also paid the Company $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $130.0 million.  Under the terms of the Novartis Agreement, Novartis is also obligated to pay up to an aggregate of an additional $300.0 million upon achievement of specified regulatory milestones, including marketing approval and reimbursement approval in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay the Company up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis is also obligated to pay the Company royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. The Company will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. The Company will continue to be responsible for royalties it owes to third parties on sales of Fovista products.

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

In May 2014, the Company received an upfront payment of $200.0 million in connection with its entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

License revenue	$22,937	$—	$22,937	$38,083
Research and development activity revenue	5,150	1,594	6,425	5,179
API transfer revenue	102	—	14,545	—
Joint operating committee revenue	9	3	12	13
Total collaboration revenue	$28,198	$1,597	$43,919	$43,275

As of June 30, 2016, the Company had recorded total deferred revenue of approximately $213.4 million, $200.0 million of which relates to the upfront payment, with the remaining $13.4 million primarily attributable to the Company’s on-going performance obligations under the R&D Activity Deliverable.

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

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of June 30, 2016, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

7. Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2016, the Company had accrued approximately $0.3 million in interest and penalties related to the timing of certain tax payments for the 2014 tax year.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryback losses to 2014, the only year in which the Company had taxable income. The Company is currently projecting tax losses in 2016. The Company expects to realize its net deferred tax assets recorded as of December 31, 2015 in 2016 due to the Company’s ability to carryback its 2015 federal tax losses to 2014. As such, the Company reclassified these amounts to income tax receivable on the Company’s Balance Sheet as of June 30, 2016. The Company expects to carry forward its 2015 state tax losses due to various state restrictions on the use of carryback claims. The state NOLs are expected to begin to expire in 2027. Due to the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized.

Deferred tax assets relating to employee share-based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of RSUs. Although certain of these deductions will be reported on the corporate tax returns and increase the Company’s NOLs, these related tax benefits are not recognized for financial reporting purposes.

For the three months ended June 30, 2016 and 2015, the Company recorded a benefit from income taxes of $0.3 million and $5.1 million, respectively.  For the six months ended June 30, 2016 and 2015, the Company recorded a benefit from income taxes of $0.2 million and $4.1 million, respectively. The benefit from income taxes recorded in each period of 2016 and 2015 was based upon the Company’s estimated federal and state income tax liability for those respective years.

For the three and six months ended June 30, 2016, the Company recorded a discrete income tax benefit of $0.3 million related to the reduction in its valuation allowances to reflect the income tax associated with unrealized gains on available for sale securities recorded in other comprehensive income.  A corresponding income tax provision was also recorded in other comprehensive income.

The Company will continue to evaluate its ability to realize its deferred tax assets on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any additional changes to the valuation allowance recorded on deferred tax assets in the future would impact the Company’s income taxes.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in money market funds*	$188,704	$—	$—
Investments in U.S. Treasury securities	$96,320	$—	$—
Investments in Corporate debt securities	$—	$35,349	$—

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in money market funds*	$196,188	$—	$—
Investments in U.S. Treasury securities*	$150,387	$—	$—
Investments in Corporate debt securities	$—	39,833	$—

*              Investments in money market funds and U.S. Treasury securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.

No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the three and six months ended June 30, 2016.

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

In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,257,000 shares, effective as of January 1, 2014, by approximately 1,360,000 shares, effective as of January 1, 2015, and by approximately 1,408,000 shares, effective as of January 1, 2016. As of June 30, 2016, the Company had approximately 1,186,000 shares available for grant under the 2013 Plan.

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of June 30, 2016 is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Options	Price
Outstanding, December 31, 2015	3,009	$30.43
Granted	867	$61.35
Exercised	(219)	$16.49
Expired or forfeited	(73)	$61.09
Outstanding, June 30, 2016	3,584	$38.13

Options exercisable at June 30, 2016		1,286
Weighted average grant date fair value (per share) of options granted during the period		$38.85

As of June 30, 2016, there were approximately 3,404,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $38.28 per option; the weighted-average remaining contractual life of these options was 7.7 years; and the aggregate intrinsic value of these options was approximately $53.7 million.  A summary of the stock options outstanding and exercisable as of June 30, 2016 is as follows:

		As of June 30, 2016
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	313	6.0	$7.22	169	$4.82
$10.04-$20.00	313	6.4	$13.47	170	$13.52
$20.01-$30.00	156	7.4	$25.54	92	$25.46
$30.01-$40.00	1,226	6.8	$33.23	646	$33.13
$40.01-$55.00	1,067	9.0	$45.91	199	$45.84
$55.01-$73.22	509	9.5	$71.61	10	$73.22
	3,584	7.8	$38.13	1,286	$28.57

Aggregate Intrinsic Value	$57,028			$29,166

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and six months ended June 30, 2016 and 2015, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Cash proceeds from options exercised	$3,039	$2,452	$3,808	$4,212
Aggregate intrinsic value of options exercised	$5,206	$18,573	$7,421	$28,941

In connection with stock option awards granted to employees, the Company recognized approximately $5.5 million and $4.1 million in share-based compensation expense during the three months ended June 30, 2016 and 2015, respectively, net of expected forfeitures. In connection with stock option awards granted to employees, the Company recognized approximately $11.6 million and $8.0 million in share-based compensation expense during the six months ended June 30, 2016 and 2015, respectively, net of expected forfeitures. As of June 30, 2016, there were approximately $52.8 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 2.8 years.

In connection with stock options awards granted to consultants, the Company recognized approximately $0.5 million and $0.9 million in share-based compensation expense during the three months ended June 30, 2016 and 2015, respectively, net of expected forfeitures. In connection with stock options awards granted to consultants, the Company recognized approximately $0.9 million and $1.6 million in share-based compensation expense during the six months ended June 30, 2016 and 2015, respectively, net of expected forfeitures. As of June 30, 2016, there were approximately $2.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.6 years.

The following table presents a summary of the Company’s outstanding RSU awards granted as of June 30, 2016:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding, December 31, 2015	288	$44.54
Awarded	495	$59.34
Vested	(96)	$43.86
Forfeited	(26)	$45.31
Outstanding, June 30, 2016	661	$55.69

As of June 30, 2016, there were approximately 468,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $54.83 and the aggregate intrinsic value of these RSUs was approximately $23.9 million.

In connection with RSUs granted to employees, the Company recognized approximately $2.3 million and $1.4 million in share-based compensation expense during the three months ended June 30, 2016 and 2015, respectively, net of expected forfeitures.  In connection with RSUs granted to employees, the Company recognized approximately $4.1 million and $1.8 million in share-based compensation expense during the six months ended June 30, 2016 and 2015, respectively, net of expected forfeitures. As of June 30, 2016, there were approximately $31.5 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 2.6 years. The total fair value of the RSUs that vested during the three months ended June 30, 2016 was $2.7 million.

In April 2016, the board of directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 1,000,000 shares of common stock. The ESPP was approved by the Company’s stockholders in June 2016. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period during the term of the ESPP. The first offering period will begin in September 2016.

10. Property and Equipment

Property and equipment as of June 30, 2016 and December 31, 2015 were as follows:

	Useful Life
	(Years)	June 30, 2016	December 31, 2015

Manufacturing and clinical equipment	7-10	$617	$617
Computer and other office equipment	5	1,478	944
Furniture and fixtures	7	738	738
Leasehold improvements	3-5	1,551	1,551
Construction-in-progress		130	515
		4,514	4,365
Accumulated depreciation		(1,251)	(899)
Property and equipment, net		$3,263	$3,466

For the three and six months ended June 30, 2016, depreciation expense was $174 thousand and $352 thousand, respectively. For the three and six months ended June 30, 2015, depreciation expense was $403 thousand and $459 thousand, respectively.

11. Commitments and Contingencies

Under various agreements, the Company may be required to pay royalties and make milestone payments. These agreements include the following:

•                  Under the Company’s divestiture agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC., or OSI Pharmaceuticals, a subsidiary of Astellas US, LLC, for rights to particular anti-PDGF aptamers, including Fovista, the Company is obligated to pay to OSI Pharmaceuticals future one-time payments of $12.0 million in the aggregate upon marketing approval in the United States and the European Union of a covered anti-PDGF product. The Company is also obligated to pay to OSI Pharmaceuticals a royalty at a low single-digit percentage of net sales of any covered anti-PDGF product the Company successfully commercializes.

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

•                  Under a license agreement with Archemix with respect to pharmaceutical products comprised of or derived from anti-C5 aptamers, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make future payments to Archemix of up to an aggregate of $57.5 million if the Company achieves specified development, clinical and regulatory milestones and, and up to an aggregate of $22.5 million if the Company achieves specified commercial milestones. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of the Company’s rights under this license agreement. No royalties are payable to Archemix under this license agreement.

•                  Under a license, manufacturing and supply agreement with Nektar Therapeutics, or Nektar, for specified pegylation reagents used to manufacture Fovista, the Company is obligated to make future payments to Nektar of up to an aggregate of $6.5 million if the Company achieves specified clinical and regulatory milestones, and an additional payment of $3.0 million if the Company achieves a specified commercial milestone with respect to Fovista. The Company is obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product the Company successfully commercializes, with the royalty percentage determined by the Company’s level of licensed product sales, the extent of patent coverage for the licensed product and whether the Company has granted a third-party commercialization rights to the licensed product. In June 2014, the Company paid Nektar $19.8 million in connection with its entry into the Novartis Agreement.

•                  Under an option agreement with AVEO Pharmaceuticals relating to tivozanib, the Company will be obligated to make milestone payments of $2.0 million upon the submission of an Investigational New Drug Application to the FDA and $6.0 million upon the earlier of demonstration of proof of concept in humans and a specified date in January 2017, subject to any exercise by the Company of its right to terminate the option agreement.

The Company also has letter agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by the Company without cause, occur. For a description of these obligations, see the Company’s definitive proxy statement on Schedule 14A for the Company’s 2016 annual meeting of stockholders, as filed with the SEC on April 29, 2016.

In addition, in the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of the Company’s research and development and manufacturing activities. Expenditures to CROs and CMOs represent significant costs in clinical development. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time.

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

Overview

We are a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. Our most advanced product candidate is Fovista® (pegpleranib), which is in Phase 3 clinical development for use in combination with anti-VEGF drugs that represent the current standard of care for the treatment of wet AMD. We have completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis® (ranibizumab), and have completed patient enrollment for two Phase 3 clinical trials of Fovista administered in combination with Lucentis and for a third Phase 3 clinical trial evaluating Fovista in combination with Eylea® (aflibercept) or Avastin® (bevacizumab). We have completed enrollment in two additional Phase 2a clinical trials of Fovista administered in combination with anti-VEGF drugs (Lucentis, Eylea or Avastin), one of which is studying the potential of Fovista to reduce subretinal fibrosis in wet AMD patients and the other of which is investigating the optimized regimen of Fovista in combination with anti-VEGF drugs, as well as the potential of Fovista to reduce the treatment burden for wet AMD patients. We are also developing our product candidate Zimura® (avacincaptad pegol) as a monotherapy for the treatment of patients with geographic atrophy, or GA, a form of dry AMD, as well as in combination with anti-VEGF drugs for the treatment of wet AMD. We are also investigating the potential of an ophthalmic formulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which we have an option for a license.

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

We completed enrollment in the Fovista Phase 3 Eylea/Avastin Trial in June 2016 and expect initial, top-line data from this trial to be available in 2017. This trial is investigating Fovista in combination with either Eylea or Avastin compared to Eylea or Avastin monotherapy. Our Phase 2b trial utilized Lucentis as the only anti-VEGF drug because Eylea was not yet approved and Avastin’s non-inferiority status compared to Lucentis was not yet established at the time the Phase 2b clinical trial commenced. Therefore, in order to gain more experience with Fovista when administered in combination with Eylea or Avastin prior to starting a pivotal Phase 3 clinical trial, the Fovista Phase 3 Eylea/Avastin Trial started later (May 2014) than the Fovista Phase 3 Lucentis Trials (August 2013). This time period of approximately nine months allowed us to perform initial preclinical and clinical assessments and ensure compatibility of Eylea or Avastin when administered in combination with Fovista.

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

Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement.  Novartis also paid us $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $130.0 million. Under the terms of the Novartis Agreement, Novartis is also obligated to pay us up to an aggregate of an additional $300.0 million upon achievement of specified regulatory milestones, including marketing approval and reimbursement approval in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

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

Zimura Clinical Development

Our Zimura clinical development programs consist of the following:

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

•                  Zimura PCV Study.  In late 2014, we commenced a very small, open-label Phase 2 clinical trial investigating Zimura’s potential role when administered in combination with anti-VEGF drugs for the treatment of polypoidal choroidal vasculopathy, or PCV, a specific type of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. Our initial, preliminary analysis of the data from this trial has not revealed any safety concerns related to Zimura. We are currently assessing next steps with respect to this program.

Overview of Funding History and Requirements

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. As of June 30, 2016, we had an accumulated deficit of $471.8 million. Our net loss was $66.2 million for the six months ended June 30, 2016, and $105.7 million for the year ended December 31, 2015, and we expect to continue to incur significant operating losses in 2016 and potentially 2017. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement, $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $130.0 million.

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

Financial Operations Overview

Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
License revenue	$22,937	$—	$22,937	$38,083
Research and development activity revenue	5,150	1,594	6,425	5,179
API transfer revenue	102	—	14,545	—
Joint operating committee revenue	9	3	12	13
Total collaboration revenue	$28,198	$1,597	$43,919	$43,275

In the future, we may generate additional revenue from a combination of product sales and license fees, milestone payments, research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of certain milestone and other payments, if any, that we may receive from Novartis and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until the end of 2017 at the earliest. If we fail to complete the development of Fovista, Zimura or other product candidates we may develop in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fovista	$29,924	$21,808	$54,535	$37,747
Zimura	1,048	1,654	2,314	3,157
Personnel-related	8,019	3,432	13,217	6,912
Share-based compensation	6,383	4,304	11,068	7,419
Other	2,888	861	4,898	1,381
	$48,262	$32,059	$86,032	$56,616

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

Our expenses may exceed our expectations if we experience delays, including with respect to the availability of drug for our clinical trials, if we experience any unforeseen issue in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing validation, process development, the scale-up of manufacturing activities or activities to enable and qualify second source suppliers or if we decide to increase licensing or preclinical research and development activities.

Our current Phase 3 clinical program for Fovista is expected to continue into 2018, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials and during 2017 for the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, we expect the clinical development of Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

Revenue Recognition—Collaboration Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement.  We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
License revenue	$22,937	$—	$22,937	$38,083
Research and development activity revenue	5,150	1,594	6,425	5,179
API transfer revenue	102	—	14,545	—
Joint operating committee revenue	9	3	12	13
Total collaboration revenue	$28,198	$1,597	$43,919	$43,275

In the future, we may generate additional revenues from a combination of product sales and license fees, milestone payments, research and development activity-related payments, payments for manufactured material and royalties in connection with the Novartis Agreement. The terms of this agreement and other potential collaboration or commercialization agreements we may enter into generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to certain of our technology and products, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical, clinical or commercial material. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; payments for manufactured material; and royalties on future product sales.

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

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Expected common stock price volatility	71%	71%	71%	72%
Risk-free interest rate	1.39%-1.53%	1.49%-1.75%	1.39%-1.92%	1.35%-2.31%
Expected term of options (years)	6.03	6.1	6.11	6.19
Expected dividend yield	$—	$—	$—	$—

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

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $8.3 million and $6.4 million for the three months ended June 30, 2016 and 2015, respectively. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $16.6 million and $11.4 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had $86.4 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.7 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.

For the three and six months ended June 30, 2016 and 2015, we allocated share-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$6,383	$4,304	$11,068	$7,419
General and administrative	1,926	2,075	5,573	4,014
Total	$8,309	$6,379	$16,641	$11,433

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

In 2015, we incurred losses for tax purposes. As of December 31, 2015, we had recorded net deferred tax assets of $23.1 million. We expect to realize these net deferred tax assets in 2016 due to our ability to carryback our 2015 federal tax loss to 2014. As such, we reclassified these amounts to income tax receivable on our Balance Sheet as of June 30, 2016. We expect to carry forward our 2015 state tax losses due to various state restrictions on the use of carryback claims. We are projecting tax losses for 2016. The deferred tax assets associated with these losses incurred to date in 2016 have a full valuation allowance recorded against them, however, due to our history of losses and the lack of other positive evidence to support future taxable income against which these losses could be applied. See Note 7 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2016 and 2015

	Three months ended June 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$28,198	$1,597	$26,601
Operating expenses:
Research and development	48,262	32,059	16,203
General and administrative	10,489	11,959	(1,470)
Total operating expenses	58,751	44,018	14,733
Loss from operations	(30,553)	(42,421)	(11,868)
Interest income	446	139	307
Other income (loss)	(98)	79	(177)
Loss before income tax benefit	(30,205)	(42,203)	(11,998)
Income tax benefit	(260)	(5,072)	(4,812)
Net loss	$(29,945)	$(37,131)	$(7,186)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2016 was $28.2 million. Using the relative selling price method, we recognized $22.9 million related to the license delivered to Novartis under the Novartis Agreement, $5.1 million related to the research and development activities we performed under the Novartis Agreement, $0.1 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue related to our joint operating committee participation obligations.

Collaboration revenue for the three months ended June 30, 2015 was approximately $1.6 million. The revenue was recognized using the relative selling price method and related to the research and development activities we performed under the Novartis Agreement during the three months ended June 30, 2015 and a de minimis amount of revenue associated with our joint operating committee participation obligation during the same period.

Research and Development Expenses

Our research and development expenses were $48.3 million for the three months ended June 30, 2016, an increase of $16.2 million compared to $32.1 million for the three months ended June 30, 2015. The increase in research and development expenses for the three months ended June 30, 2016 was primarily due to an $8.1 million increase in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies. The increased costs for our Fovista program included higher costs related to Fovista manufacturing activities, higher clinical trial costs relating to increased patient enrollment in the Fovista Phase 3 clinical trials and the Fovista Expansion Studies, and the initiation of additional Fovista Expansion Studies. Also contributing to the overall increase was a $4.6 million increase in personnel expenses associated with additional research and development staffing, a $2.1 million increase in share-based compensation costs, and a $1.8 million increase in professional services and consulting fees. The overall increase was offset by a net decrease in costs associated with our Zimura program, primarily related to lower manufacturing expenses.

General and Administrative Expenses

Our general and administrative expenses were $10.5 million for the three months ended June 30, 2016, a decrease of $1.5 million compared to $12.0 million for the three months ended June 30, 2015. The decrease primarily relates to lower costs associated with professional services and consulting fees of $1.5 million in the second quarter of 2016.

Interest Income

Interest income for the three months ended June 30, 2016 was $0.4 million compared to interest income of $0.1 million for the three months ended June 30, 2015. The $0.3 million increase in interest income earned during the three months ended June 30, 2016 was the result of a change in the mix of our investment portfolio, which previously included only investments in U.S. Treasury securities and now includes investments in certain investment-grade corporate debt securities.

Income tax (benefit) provision

We recorded a benefit from income taxes of $0.3 million and $5.1 million, respectively, for the three months ended June 30, 2016 and 2015 based on our estimated federal and state income tax liability for the year.  The benefit recorded during the second quarter of 2016 related to the partial release of our valuation allowance to reflect the income tax associated with unrealized gains on held for sale marketable securities recorded in other comprehensive income.  A corresponding income tax provision was also recorded in other comprehensive income. The benefit in the prior year period related primarily to the release of the valuation allowance against certain deferred tax assets associated with our ability to carryback our 2015 federal income tax losses to recapture a portion of  our 2014 federal tax payments.

Comparison of Six Month Periods Ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$43,919	$43,275	$644
Operating expenses:
Research and development	86,032	56,616	29,416
General and administrative	25,185	21,543	3,642
Total operating expenses	111,217	78,159	33,058
Loss from operations	(67,298)	(34,884)	32,414
Interest income	892	264	628
Other income (loss)	(68)	27	(95)
Loss before income tax benefit	(66,474)	(34,593)	31,881
Income tax benefit	(228)	(4,098)	(3,870)
Net loss	$(66,246)	$(30,495)	$35,751

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2016 was $43.9 million. Using the relative selling price method, we recognized $22.9 million related to the license we delivered to Novartis under the Novartis Agreement, $6.4 million related to the research and development activities we performed under the Novartis Agreement, $14.5 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue related to our joint operating committee participation obligations.

Collaboration revenue for the six months ended June 30, 2015 was $43.3 million. Using the relative selling price method, we recognized $38.1 million related to the license delivered to Novartis under the Novartis Agreement, $5.2 million related to research and development activities performed under the Novartis Agreement and a de minimis amount of revenue associated with our joint operating committee participation obligation during the same period.

Research and Development Expenses

Our research and development expenses were $86.0 million for the six months ended June 30, 2016, an increase of $29.4 million compared to $56.6 million for the six months ended June 30, 2015. The increase in research and development expenses for the six months ended June 30, 2016 was primarily due to a $16.8 million increase in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies. The increased costs for our Fovista program included higher costs related to Fovista manufacturing activities, higher clinical trial costs relating to increased patient enrollment in the Fovista Phase 3 clinical trials and the Fovista Expansion Studies, and the initiation of additional Fovista Expansion Studies. Also contributing to the overall increase was a $6.3 million increase to personnel expenses associated with additional research and development staffing, a $3.6 million increase to share-based compensation costs, and a $3.4 million increase in professional services and consulting fees. The overall increase was offset by a net decrease in costs associated with our Zimura program, primarily related to manufacturing expenses.

General and Administrative Expenses

Our general and administrative expenses were $25.2 million for the six months ended June 30, 2016, an increase of $3.7 million compared to $21.5 million for the six months ended June 30, 2015. The increase was primarily due to an increase in personnel costs of $1.5 million, an increase in share-based compensation costs of $1.6 million, as well as a $1.8 million increase in other costs to support the expansion of our operations, including our public company infrastructure, and the early stages of a commercial organization. This overall increase was offset by lower costs associated with professional services and consulting fees of $1.2 million during the 2016 period.

Interest Income

Interest income for the six months ended June 30, 2016 was $0.9 million compared to $0.3 million for the six months ended June 30, 2015. The $0.6 million increase in interest income earned during the six months ended June 30, 2016 was the result of a change in the mix of our investment portfolio, which previously included only investments in U.S. Treasury securities and now includes investments in certain investment-grade corporate debt securities.

Income tax (benefit) provision

We recorded a benefit from income taxes of $0.2 million and $4.1 million, respectively, for the six months ended June 30, 2016 and 2015 based on our estimated federal and state income tax liability for the year.  The benefit recorded during 2016 related to the partial release of our valuation allowance to reflect the income tax associated with unrealized gains on available for sale securities recorded in other comprehensive income.  A corresponding income tax provision was also recorded in other comprehensive income. The benefit in the prior year related primarily to the release of the valuation allowance against certain deferred tax assets associated with our ability to carryback our 2015 federal income tax losses to recapture a portion of our 2014 federal tax payments.

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

In May 2014, we received an upfront payment of $200.0 million upon execution of the Novartis Agreement in connection with the grant of a license for the rights to commercialize Fovista outside the United States. In each of November 2014 and April 2015 we received payments of $50.0 million upon the achievement of two patient enrollment-based milestones, and in August 2016, $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate total of $130.0 million. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million to Nektar Therapeutics. We are entitled to certain additional future payments from Novartis based on the continued clinical development, regulatory approval and commercial success of Fovista. See “Licensing and Commercialization Agreement with Novartis Pharma AG” below for further information.

Cash Flows

As of June 30, 2016, we had cash, cash equivalents and marketable securities totaling $325.7 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities, money market funds and certain investment-grade corporate debt securities.

The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(69,963)	$(15,675)
Investing Activities	38,348	8,369
Financing Activities	3,808	4,212
Net change in cash and cash equivalents	$(27,807)	$(3,094)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $70.0 million and relates primarily to net cash used to fund our Fovista Phase 3 program, our Fovista Expansion Studies, Fovista manufacturing activities, manufacturing and clinical trial costs for our Zimura program and expenditures related to general and administrative expenses, as well as changes in the components of working capital.

Net cash used in operating activities for the six months ended June 30, 2015 was $15.7 million and related primarily to our net loss adjusted for non-cash charges and changes in the components of working capital, as well as our increased efforts to advance our Fovista Phase 3 program, including increased spending on clinical trial costs and manufacturing activity for Fovista.

We expect cash used in operating activities to continue to increase substantially compared to prior periods and for the foreseeable future for the reasons described below under “—Funding Requirements”.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016 was $38.3 million and relates primarily to proceeds from the maturities of marketable securities totaling $50.5 million offset by purchases of marketable securities totaling $12.0 million. Net cash provided by investing activities for the six months ended June 30, 2015 was $8.4 million, which related primarily to proceeds from the maturities of marketable securities of $231.0 million offset by the purchase of marketable securities totaling $221.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2016 and $4.2 million for the six months ended June 30, 2015 and related to proceeds from stock option exercises in each respective period.

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

As of June 30, 2016, we had cash, cash equivalents, and marketable securities of $325.7 million. We also had $371.3 million in total liabilities, $338.4 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities, including the $30.0 million enrollment-based milestone payment under the Novartis Agreement that we achieved in June 2016 and received in August 2016, will be sufficient to fund our operations and capital expenditure requirements as currently planned through the end of 2017.We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies. For example, our expenses may exceed our expectations if we experience delays with respect to the availability of drug supply for our clinical trials, if we experience any unforeseen issue in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing validation, process development, the scale-up of manufacturing activities or activities to enable and qualify second source suppliers or if we decide to increase licensing or preclinical research and development activities or corporate staffing. If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Fovista or Zimura, or the development of any of other product candidates that we may develop, our expenses could increase. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations prior than expected.

Moreover, our current Phase 3 clinical program for Fovista is expected to continue into 2018, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials and during 2017 for the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, we expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

We do not have any committed external source of funds other than the Novartis Agreement. The remaining potential milestone payments under the Novartis Agreement are subject to our achievement of specified regulatory and commercial events related to Fovista, none of which can be assured. Our future commercial revenues, if any, will be derived from sales of Fovista, Zimura or any other products that we are able to successfully develop, which, depending on the product, may not be available for several years, if at all. In addition, if approved, Fovista or Zimura or any product that we acquire or in-license may not achieve commercial success. If that is the case, we may need to obtain substantial additional financing to achieve our business objectives. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis also paid us $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $130.0 million.  Under the terms of the Novartis Agreement, Novartis is also obligated to pay us up to an aggregate of an additional $300.0 million upon achievement of specified regulatory milestones, including marketing approval and reimbursement approval in certain countries in the Novartis Territory, and up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis is also obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2016:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Operating Leases (1)	$10,335	$2,307	$5,030	$2,998	$—
Purchase Obligations (2)	55,224	32,632	22,592	—	—
Total (3)	$65,559	$34,939	$27,622	$2,998	$—

(1)                                 Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)                                 Purchase obligations represent our commitments under binding forecasts and purchase orders, including those provided under our agreement with Nektar and our clinical and commercial supply agreements with Agilent.  The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(3)                                 This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (d) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above and (e) our royalty purchase liability of $125.0 million as of June 30, 2016, due to the fact that the royalty payment period, if any, is not known.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $325.7 million as of June 30, 2016, consisting of cash, investments in money market funds and certain investment-grade corporate debt securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2016, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as described in the preceding paragraph, we determined that there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have experienced significant cash outflows in funding our operations. As of June 30, 2016, we had an accumulated deficit of $471.8 million. Our net loss was $66.2 million for the six months ended June 30, 2016, and $105.7 million for the year ended December 31, 2015 and we expect to continue to incur significant operating losses in 2016 and potentially 2017. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, which we entered into in May 2013, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014.

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

As of June 30, 2016, we had cash, cash equivalents, and marketable securities of $325.7 million. We also had $371.3 million in total liabilities, $338.4 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities, including the $30.0 million enrollment-based milestone payment under the Novartis Agreement that we achieved in June 2016 and received in August 2016, will be sufficient to fund our operations and capital expenditure requirements as currently planned through the end of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies. For example, our expenses may exceed our expectations if we experience delays, including with respect to the availability of drug supply for our clinical trials, if we experience any unforeseen issue in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing validation, process development, the scale-up of manufacturing activities or activities to enable and qualify second source suppliers or if we decide to increase licensing or preclinical research and development activities or corporate staffing. If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Fovista or Zimura, or the development of any of other product candidates that we may develop, our expenses could increase. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations prior than expected.

Moreover, our current Phase 3 clinical program for Fovista is expected to continue into 2018, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials and during 2017 for the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, we expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

We do not have any committed external source of funds other than the Novartis Agreement. The remaining potential milestone payments under the Novartis Agreement are subject to our achievement of specified regulatory and commercial events related to Fovista, none of which can be assured. Our future commercial revenues, if any, will be derived from sales of Fovista, Zimura or any other products that we are able to successfully develop, which, depending on the product, may not be available for several years, if at all. In addition, if approved, Fovista or Zimura or any product that we acquire or in-license may not achieve commercial success. If that is the case, we may need to obtain substantial additional financing to achieve our business objectives. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have invested and will continue to invest a significant portion of our efforts and financial resources in the development of Fovista to be administered in combination with anti-VEGF drugs for the treatment of patients with wet AMD. There remains a significant risk that we will fail to successfully develop Fovista. The results of our Phase 2b clinical trial may not be predictive of the results of our Phase 3 clinical program due, in part, to the fact that we have only limited clinical data on Fovista combination therapy in any clinical trial longer than 24 weeks, that we have modified the methodology used to determine a patient’s eligibility under certain of the inclusion and exclusion criteria for our Phase 3 clinical trials as compared to our Phase 2b clinical trial, that we have very limited clinical data on the effects of Fovista when administered in combination with Avastin or Eylea and that we are conducting our Phase 3 clinical trials at many clinical centers that were not included in our Phase 2b clinical trial. Even if we ultimately obtain statistically significant, positive results from our Phase 3 clinical program, it is possible that such data may not be clinically relevant.

We expect to have initial, top-line data from our two Fovista Phase 3 Lucentis Trials in our Phase 3 clinical program for Fovista during the fourth quarter of 2016, and from the Fovista Phase 3 Eylea/Avastin Trial in 2017. The Fovista Phase 3 Eylea/Avastin Trial commenced nine months later than the two Fovista Phase 3 Lucentis Trials. We will not have data from our Fovista Phase 3 Eylea/Avastin Trial at the time data from the other two Fovista Phase 3 Lucentis Trials become available. We may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis, or we may choose to delay our application for marketing approval until data from all three Phase 3 clinical trials are available. We plan to initially submit a New Drug Application, or NDA, to the FDA for Fovista in combination with Lucentis based upon data from the two Fovista Phase 3 Lucentis Trials and subsequently submit an amendment to the NDA with data from the Fovista Phase 3 Eylea/Avastin Trial, subject to a favorable data outcome from these trials. Alternatively, we may choose to file a supplemental NDA for Fovista in combination with Eylea or Avastin following FDA review of the NDA for Fovista in combination with Lucentis. If we determine to delay seeking approval of Fovista in combination with Eylea or Avastin pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, although we may wish to amend our applications for marketing approval once we have data available from the Fovista Phase 3 Eylea/Avastin Trial, the FDA may not accept such an amendment depending on the timing of such an amendment or other factors. Moreover, if we subsequently amend our applications for marketing approval when data from the Fovista Phase 3 Eylea/Avastin Trial become available, we may experience further delays in our application process. The manner and timing in which we and our ex-U.S. commercialization partner, Novartis, seek marketing approval for Fovista may differ in the United States and in the European Union.

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

Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 and Phase 2b clinical trials. However, the results of these clinical trials may not be predictive of the results of our Phase 3 clinical program for Fovista. We have clinical data for Fovista administered in combination with Lucentis from only these two clinical trials with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 trials are longer in duration (24 months) with a 12-month time point for the primary efficacy endpoint, have a greater number of patients (approximately 1,866 total), have a greater number of sites (more than 250), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intravitreal injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intravitreal injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from the treatment procedure. Therefore, there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b trial and monotherapy anti-VEGF trials which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in the Fovista combination therapy patients.

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

The protocols for our Phase 3 clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. The FDA is not obligated to comment on our protocols within any specified time period or at all or to affirmatively clear or approve our Phase 3 clinical program. We submitted the protocols to the FDA for the two Fovista Phase 3 Lucentis Trials in August 2013 and for the Fovista Phase 3 Eylea/Avastin Trial in April 2014. The FDA or other regulatory authorities may request additional information, require us to conduct additional nonclinical trials or require us to modify our Phase 3 clinical program, including its endpoints, to continue such program.

Outside the United States, we have obtained all of the necessary country approvals to proceed with our Phase 3 trials. In the European Union, in addition to filing in selected countries with national competent authorities responsible for approving clinical trial applications, we have had interactions regarding our planned application for marketing approval with the EMA’s Committee for Medicinal Products for Human Use, or CHMP, which is the committee responsible for preparing opinions on questions concerning medicines for human use. The CHMP informed us that the final label for Fovista, if it receives marketing approval, may be required to specify the licensed anti-VEGF drugs that were studied in combination with Fovista, given that Avastin is not approved for intravitreal use, rather than a label specifying Fovista for use in combination with any anti-VEGF drug.

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

Fovista administered in combination with Lucentis was generally well tolerated in our Phase 1 clinical trial and our Phase 2b clinical trials. However, we have complete clinical data for Fovista administered in combination with Lucentis from only these two clinical trials with a limited follow-up of a maximum of 24 weeks. As compared to our Phase 2b clinical trial, our three Phase 3 trials are longer in duration (24 months) with a 12 month time point for the primary efficacy endpoint, have a greater number of patients (approximately 1,866 total), have a greater number of sites (more than 250), which encompass a much larger geographical recruitment area, and result in chronic exposure to a higher rate of intraocular pressure due to an increased injection volume. Consequently, there is potential for an increase in cumulative side effects resulting from two separate intravitreal injections and increased intraocular pressure in the Fovista combination therapy patients as compared to the patients receiving monotherapy anti-VEGF treatment and there also is a much longer duration of therapy and greater geographic diversity of patients in our Phase 3 trials. This increase in the number of intravitreal injections and treatment burden, increased variability of patient care due to the larger number of clinical trial sites and the broader genetic profile of the enrolled patients from a larger geographic region may result in increased susceptibility to side effects of Fovista and/or resulting from the treatment procedure. Therefore there is the potential for an unfavorable safety and tolerability profile in the Fovista combination therapy arm of the study as compared to our Phase 2b trial and monotherapy anti-VEGF trials which may be reflected in an increase in adverse events and/or serious adverse event rates (either ocular, systemic or both) in patients receiving Fovista combination therapy. For example, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in patients in the Fovista combination therapy arm of each trial.

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

Our third-party manufacturer of API for Fovista and Zimura has made only a limited number of batches of Fovista and Zimura to date. Fovista API has been manufactured at commercial scale only on a limited basis, and Zimura API has never been manufactured at commercial scale. The regulatory requirement to complete process validation has not yet been satisfied for either product candidate. These manufacturing processes and the facilities of our third-party manufacturers, including our third-party API manufacturer and our third-party manufacturer providing fill-finish services, are subject to inspection and approval by the FDA before we can commence the commercial sale of Fovista or Zimura, and thereafter on an ongoing basis. Our third-party API manufacturer has undergone only one Pre-Approval Inspection by the FDA. Our third-party manufacturer providing fill-finish services is subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Additionally, on October 22, 2014, the FDA issued its final guidance on the circumstances that constitute delaying, denying, limiting or refusing a drug inspection pursuant to Section 707 of the Food and Drug Administration Safety and Innovation Act of 2012. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our API or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of API or our fill-finish services could be interrupted or limited, which could have a material adverse effect on our business.

Some of the standards of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which establishes basic guidelines and standards for drug development in the United States, the European Union, Japan and other countries, do not apply to oligonucleotides, including aptamers. As a result, there are no established generally accepted manufacturing or quality standards for the production of Fovista or Zimura. Even though the FDA has reviewed the quality standards for Fovista to be used in our Phase 3 clinical program, the FDA has the ability to modify these standards at any time and foreign regulatory agencies may impose differing quality standards and quality control on the manufacture of Fovista. The lack of uniform manufacturing and quality standards among regulatory agencies may delay regulatory approval of Fovista or Zimura.

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

Although we have completed patient enrollment for each of the trials in our Phase 3 Fovista clinical program, we may not be able to continue any of our other ongoing clinical trials or initiate new clinical trials for Fovista, Zimura or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, our competitors have ongoing clinical trials for product candidates that treat the same indications as Fovista and Zimura, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our Phase 3 clinical program enrolled patients based on a specific definition of the presence of neovascularization with certain characteristics, including the presence of subretinal hyper-reflective material, or SHRM, using the commonly employed modality of spectral domain optical coherence tomography, or SD-OCT. We are not aware of any third-party clinical trials that have used this criteria to assess patient inclusion and as such do not know the proportion of total cases of subfoveal neovascularization that are represented using this specific definition of SD-OCT inclusion criteria. However, a recent third-party retrospective analysis based on a treatment-naïve wet AMD population with relatively broad entry criteria in a National Eye Institute sponsored study showed that approximately 77% of patients in that study demonstrated the presence of SHRM. We cannot easily assess the impact on the potential market opportunity for Fovista should Fovista receive marketing approval and the approved label exclude patients based on this criteria.

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

•                  Santen has a dual inhibitor of VEGF and PDGF in Phase 2a clinical development.

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

Moreover, we have identified, among others, the following additional ophthalmic product candidates that are in the later stages of clinical development for the treatment of dry AMD:

•                  Alimera Sciences has a corticosteroid intravitreal implant, Iluvien®, which was recently approved for diabetic macular edema and which is being tested as a possible treatment for dry AMD.

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

We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing development, quality control and quality assurance. During the 12-month period ending June 30, 2016, we hired close to half of our over 148 employees. We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development, manufacturing, quality control, quality assurance and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing, market access and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of June 30, 2016, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Moreover, we have filed registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans. Once registered on Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

Our stock price may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, we expect that there may be increased trading volumes and volatility in our stock price as we approach as well as following the announcement of the initial, top-line data from the two Fovista Phase 3 Lucentis Trials as part of our Fovista Phase 3 clinical program, which we expect to be available during the fourth quarter of 2016. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

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

As of June 30, 2016, we have used approximately $125.3 million of the net proceeds from our initial public offering as follows:

•       approximately $94.2 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

•       approximately $31.1 million for working capital and other general corporate purposes.

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

OPHTHOTECH CORPORATION

Date: August 5, 2016	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Addendum to Office Lease Agreement between the Registrant and PSN Partners, L.P., dated May 9, 2016

10.2	Form of Indemnification Agreement between the Registrant and each Director and Executive Officer

10.3*	2016 Employee Stock Purchase Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-211916), filed with the Securities and Exchange Commission on June 8, 2016.

**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheets at June 30, 2016 and December 31, 2015 (unaudited), (ii)  Statements of Operations (unaudited) for the three and six month periods ended June 30, 2016 and 2015, (iii)  Statements of Cash Flows (unaudited) for the six month period ended June 30, 2016 and 2015 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.