Form 10-Q
period 2016-09-30
Ophthotech Corp.
filed 2016-11-08
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016 there were 35,697,696 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
OPHTHOTECH CORPORATION
Unaudited Balance Sheets
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$165,604	$221,861
Available for sale securities	155,552	74,731
Income tax receivable	24,265	3,421
Due from Novartis Pharma AG	6	4,389
Prepaid expenses and other current assets	1,514	2,083
Total current assets	346,941	306,485
Available for sale securities	—	95,298
Property and equipment, net	3,174	3,466
Deferred tax assets	—	23,113
Other assets	470	489
Total assets	$350,585	$428,851
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accrued research and development expenses	$40,017	$18,820
Accounts payable and accrued expenses	10,389	12,018
Deferred revenue	6,776	6,667
Total current liabilities	57,182	37,505
Deferred revenue, long-term	204,992	206,399
Royalty purchase liability	125,000	125,000
Total liabilities	387,174	368,904
Stockholders’ equity (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 35,649,301 and 35,196,567 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	36	35
Additional paid-in capital	496,210	465,924
Accumulated deficit	(532,676)	(405,539)
Accumulated other comprehensive loss	(159)	(473)
Total stockholders’ equity (deficit)	(36,589)	59,947
Total liabilities and stockholders’ equity (deficit)	$350,585	$428,851

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Collaboration revenue	$1,668	$3,448	$45,587	$46,723
Operating expenses:
Research and development	50,854	40,479	136,886	97,095
General and administrative	12,024	10,412	37,209	31,955
Total operating expenses	62,878	50,891	174,095	129,050
Loss from operations	(61,210)	(47,443)	(128,508)	(82,327)
Interest income	409	320	1,301	584
Other income (loss)	(20)	19	(88)	46
Loss before income tax (benefit) provision	(60,821)	(47,104)	(127,295)	(81,697)
Income tax (benefit) provision	70	(7,531)	(158)	(11,629)
Net loss	$(60,891)	$(39,573)	$(127,137)	$(70,068)
Net loss per common share:
Basic and diluted	$(1.71)	$(1.14)	$(3.59)	$(2.03)
Weighted average common shares outstanding:
Basic and diluted	35,594	34,782	35,415	34,432

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(60,891)	$(39,573)	$(127,137)	$(70,068)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	(41)	55	314	144
Other comprehensive income (loss)	(41)	55	314	144
Comprehensive loss	$(60,932)	$(39,518)	$(126,823)	$(69,924)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015

Operating Activities
Net loss	$(127,137)	$(70,068)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	539	535
Amortization of premium and discounts on investment securities	454	2,517
Gain on sale of marketable securities	—	(53)
Deferred income taxes	22,916	(11,722)
Share-based compensation	24,889	18,474
Changes in operating assets and liabilities:
Due from Novartis Pharma AG	4,383	960
Income tax receivable	(20,844)	—
Prepaid expense and other current assets	569	3,271
Accrued interest receivable	157	320
Security deposits	—	(185)
Other assets	19	65
Accrued research and development expenses	21,197	12,162
Accounts payable and accrued expenses	(1,629)	(857)
Deferred revenue	(1,298)	5,086
Net cash used in operating activities	(75,785)	(39,495)
Investing Activities
Purchase of marketable securities	(48,123)	(382,921)
Sale of marketable securities	—	367,043
Maturities of marketable securities	62,500	266,000
Purchase of property and equipment	(247)	(1,576)
Proceeds from sale of assets	—	6
Net cash provided by investing activities	14,130	248,552
Financing Activities
Proceeds from stock option/warrant exercises	5,398	6,024
Net cash provided by financing activities	5,398	6,024
Net change in cash and cash equivalents	(56,257)	215,081
Cash and cash equivalents
Beginning of period	221,861	39,814
End of period	$165,604	$254,895
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gains on available for sale securities, net of tax	$314	$144

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Notes to Unaudited Financial Statements
(tabular dollars and shares in thousands, except per share data)

1. Business

Description of Business and Organization

Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat diseases of the back of the eye, with a focus on developing therapeutics for age-related macular degeneration, or AMD. The Company’s most advanced product candidate is Fovista® (pegpleranib), which is an anti-platelet derived growth factor (“PDGF”) aptamer that is in Phase 3 clinical development for use in combination with anti-vascular endothelial growth factor (“VEGF”) drugs that represent the current standard of care for the treatment of wet AMD. The Company has completed one Phase 1 and one Phase 2b clinical trial of Fovista administered in combination with the anti-VEGF drug Lucentis® (ranibizumab), has completed patient enrollment for two Phase 3 clinical trials of Fovista administered in combination with Lucentis and has completed enrollment in a third Phase 3 clinical trial evaluating Fovista in combination with Eylea® (aflibercept) or Avastin® (bevacizumab). The Company has completed enrollment in two additional Phase 2a clinical trials of Fovista administered in combination with anti-VEGF drugs (Lucentis, Eylea or Avastin), one of which is studying the potential of Fovista to reduce subretinal fibrosis in wet AMD patients and the other of which is investigating the optimized regimen of Fovista in combination with anti-VEGF drugs, as well as the potential of Fovista to reduce the treatment burden for wet AMD patients. The Company is also developing its product candidate Zimura® (avacincaptad pegol), an inhibitor of complement factor C5, as a monotherapy for the treatment of patients with geographic atrophy (“GA”), a form of dry AMD, as well as in combination with anti-VEGF drugs for the treatment of wet AMD. The Company is also investigating the potential of an ophthalmic formulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which the Company has an option for a license.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2015 Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2015, as filed with the SEC on February 26, 2016.

In the opinion of management, the unaudited financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Revenue Recognition

Collaboration Revenue

Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an upfront payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma AG, (the “Novartis Agreement”), which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

License revenue	$—	$—	$22,937	$38,083
Research and development activity revenue	1,664	1,594	8,089	6,768
API transfer revenue	—	1,851	14,545	1,851
Joint operating committee revenue	4	3	16	21
Total collaboration revenue	$1,668	$3,448	$45,587	$46,723

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

Revenues from clinical and development and regulatory milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, are recognized upon successful accomplishment of the milestones. With regard to the Novartis Agreement, the Company has concluded that the clinical and development milestones and certain reimbursement milestones are not substantive and that the marketing approval milestones are substantive. Milestone payments received that are not considered substantive are included in the allocable arrangement consideration and are recognized as revenue in proportion to the relative selling price allocation established at the inception of the arrangement. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and available for sale securities. The Company maintains its cash in bank accounts, which generally exceed federally insured limits. The Company maintains its cash equivalents in investments in money market funds and, at times, in U.S. Treasury securities and investment-grade corporate debt securities with original maturities of 90 days or less.

The Company’s available for sale securities are also invested in U.S. Treasury securities and investment-grade corporate debt securities. The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available for sale securities.

Concentration of Suppliers

The Company currently relies exclusively upon a single third-party manufacturer to provide supplies of the active pharmaceutical ingredient, or API, for both Fovista and Zimura. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of both Fovista and Zimura. In addition, the Company currently relies exclusively upon Nektar Therapeutics, or Nektar, to supply it with a proprietary polyethylene glycol, or PEG, reagent for Fovista under a manufacturing and supply agreement. PEG reagent is a chemical the Company uses to modify the chemically synthesized aptamer in Fovista. The PEG reagent made by Nektar is proprietary to Nektar.  The Company obtains a different proprietary PEG reagent used to modify the chemically synthesized aptamer in Zimura from a different supplier on a purchase order basis. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of each of Fovista and Zimura.  If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.

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

Property and Equipment

Property and equipment, which consists mainly of manufacturing and clinical equipment, furniture and fixtures, computers, software, and other office equipment, and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method.

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

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred U.S. federal net operating losses (“NOLs”) in each year from its inception in 2007 through 2013 and utilized these NOLs in 2014. Additionally, the Company incurred a U.S. federal net operating loss in 2015 that has been carried back to 2014. Accordingly, all tax years since 2007 are subject to potential tax examination.  In the second quarter of 2016, the Internal Revenue Service began an examination of the Company’s 2014 corporate income tax return. To date, no findings or assessments have been received by the Company.

Share-Based Compensation

The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors, including employee stock options, restricted stock units (“RSUs”) and the option granted to employees to purchase shares under the 2016 Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period.

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

ESPP

In April 2016, the board of directors adopted the ESPP pursuant to which the Company may sell up to an aggregate of 1,000,000 shares of common stock. The ESPP was approved by the Company’s stockholders in June 2016. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes option-pricing model and recognized over the six month withholding period prior to purchase.

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as the option granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Research and development	$5,664	$5,116	$16,732	$12,535
General and administrative	2,584	1,925	8,157	5,939
Total	$8,248	$7,041	$24,889	$18,474

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-9 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-2 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of certain specific cash flow issues in the Statement of cash flows. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3. Net Loss Per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options and RSUs have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same. The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Basic and diluted net loss per common share calculation:
Net loss	$(60,891)	$(39,573)	$(127,137)	$(70,068)
Weighted average common shares outstanding - basic and diluted	35,594	34,782	35,415	34,432
Net loss per share of common stock - basic and diluted	$(1.71)	$(1.14)	$(3.59)	$(2.03)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Stock options outstanding	3,423	3,224	3,423	3,224
Restricted stock units	721	285	721	285
Total	4,144	3,509	4,144	3,509

4. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents included cash of $5.5 million at September 30, 2016 and

December 31, 2015, respectively. Cash and cash equivalents at September 30, 2016 and December 31, 2015 also included $160.1 million and $216.4 million, respectively, of investments in money market funds, U.S. Treasury securities and certain short-term investment-grade corporate debt securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $155.6 million and $170.0 million at September 30, 2016 and December 31, 2015, respectively. These available for sale securities consisted of U.S. Treasury securities and investment-grade corporate debt securities. At September 30, 2016, the Company held available for sale securities of $155.6 million with maturities of less than one year. The Company did not hold any securities with maturities of greater than one year at September 30, 2016. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary losses in fair value of its investments as of September 30, 2016. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities	$120,280	$47	$(7)	$120,320
Corporate debt securities	35,233	10	(11)	35,232
Total	$155,513	$57	$(18)	$155,552

	As of December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities	$130,507	$—	$(311)	$130,196
Corporate debt securities	39,995	—	(162)	39,833
Total	$170,502	$—	$(473)	$170,029

The Company’s available for sale securities are reported at fair value on the Company’s Balance Sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss). The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Beginning balance	$(118)	$24	$(473)	$(65)
Current period changes in fair value before reclassifications, net of tax	(41)	85	314	174
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(30)	—	(30)
Total other comprehensive income (loss)	(41)	55	314	144
Ending balance	$(159)	$79	$(159)	$79

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

The Novartis Agreement provides that, if the Company elects to terminate the Novartis Agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, the Company will be required to pay a substantial termination fee. The Company has concluded that this termination provision constitutes a contingent event that was unknown at the inception of the agreement. As such, the Company has recorded the $200.0 million upfront payment in deferred revenue, long-term until such time that the contingency related to this termination provision is resolved. The Company believes the enrollment-based milestones and certain reimbursement milestones that may be achieved under the Novartis Agreement do not meet the recognition criteria within the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and therefore, payments received for the achievement of the enrollment milestones in excess of the termination fee will be included in the allocable arrangement consideration and allocated to the deliverables based upon BESP using the relative selling price method.

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

In May 2014, the Company received an upfront payment of $200.0 million in connection with its entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

License revenue	$—	$—	$22,937	$38,083
Research and development activity revenue	1,664	1,594	8,089	6,768
API transfer revenue	—	1,851	14,545	1,851
Joint operating committee revenue	4	3	16	21
Total collaboration revenue	$1,668	$3,448	$45,587	$46,723

As of September 30, 2016, the Company had recorded total deferred revenue of approximately $211.8 million, $200.0 million of which relates to the upfront payment, with the remaining $11.8 million primarily attributable to the Company’s on-going performance obligations under the R&D Activity Deliverable.

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

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of September 30, 2016, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carry back losses to 2014, the only year in which the Company had taxable income. The Company is currently projecting tax losses in 2016. The Company expects to realize its net deferred tax assets recorded as of December 31, 2015 in 2016 due to the Company’s ability to carry back its 2015 federal tax losses to 2014. As such, the Company reclassified these amounts to income tax receivable on the Company’s Balance Sheet as of September 30, 2016. The Company expects to carry forward its 2015 state tax losses due to various state restrictions on the use of carryback claims. The state NOLs are expected to begin to expire in 2027. Due to the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized.

Deferred tax assets relating to employee share-based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of RSUs. Although certain of these deductions will be reported on the corporate tax returns and increase the Company’s NOLs, these related tax benefits are not recognized for financial reporting purposes.

The Company recorded a provision for income taxes of $0.1 million for the three months ended September 30, 2016, and a benefit from income taxes of $7.5 million for the three months ended September 30, 2015.  For the nine months ended September 30, 2016 and 2015, the Company recorded a benefit from income taxes of $0.2 million and $11.6 million, respectively. The benefit from income taxes recorded in each period of 2016 and 2015 was based upon the Company’s estimated federal and state income tax liability for those respective years.

For the three months ended September 30, 2016, the Company recorded a discrete income tax provision of $0.1 million. For the nine months ended September 30, 2016, the Company recorded a discrete income tax benefit of $0.2 million related to the reduction in its valuation allowances to reflect the income tax associated with unrealized gains on available for sale securities recorded in other comprehensive income (loss).  A corresponding income tax provision was also recorded in other comprehensive income (loss).

Pursuant to ASC 740, Income Taxes, the Company routinely evaluates the likelihood of success if challenged on income tax positions claimed on its income tax returns.  During the three months ended September 30, 2016, the Company reduced certain deferred tax assets by $3.8 million and reduced the corresponding valuation allowance by an equivalent amount.  These items have not been recognized in the financial statements and if disallowed by the tax authorities, would not result in an adjustment to the Company’s effective tax rate, its balance sheet or its cash flow statements for the current year.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in money market funds*	$157,114	$—	$—
Investments in U.S. Treasury securities	$120,320	$—	$—
Investments in Corporate debt securities	$—	$38,225	$—

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

*    Investments in money market funds, U.S. Treasury securities and corporate debt securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.

No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the three and nine months ended September 30, 2016.

9. Stock Option and Compensation Plans

The Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”) for employees, non-employee directors and consultants for the purpose of advancing the interests of the Company’s stockholders by enhancing its ability to attract, retain and motivate persons who are expected to make important contributions to the Company. The 2007 Plan provided for the granting of stock option awards, RSUs, and other stock-based and cash-based awards. Following the effectiveness of the 2013 Stock Incentive Plan described below in connection with the closing of the Company’s initial public offering, the Company is no longer granting additional awards under the 2007 Plan.

In August 2013, the Company’s board of directors adopted and the Company’s stockholders approved the 2013 stock incentive plan (the “2013 Plan”), which became effective immediately prior to the closing of the Company’s initial public offering. In June 2015, the Company’s board of directors adopted a first amendment to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, RSUs, restricted stock awards and other stock-based awards. Upon the effectiveness of the 2013 Plan, the number of shares of the Company’s common stock that were reserved for issuance under the 2013 Plan was the sum of (1) such number of shares (up to approximately 3,359,641 shares) as is equal to the sum of 739,317 shares (the number of shares of the common stock then available for issuance under the 2007 Plan), and such number of shares of the Company’s common stock that are subject to outstanding awards under the 2007 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (2) an annual increase, to be added the first business day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until, and including, the fiscal year ending December 31, 2023, equal to the lowest of 2,542,372 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by its board of directors. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2013 Plan. However, incentive stock options may only be granted to employees of the Company.

In connection with the evergreen provisions of the 2013 Plan, the number of shares available for issuance under the 2013 Plan was increased by approximately 1,257,000 shares, effective as of January 1, 2014, by approximately 1,360,000 shares, effective as of January 1, 2015, and by approximately 1,408,000 shares, effective as of January 1, 2016. As of September 30, 2016, the Company had approximately 1,048,000 shares available for grant under the 2013 Plan.

In April 2016, the board of directors adopted the ESPP pursuant to which the Company may sell up to an aggregate of 1,000,000 shares of common stock. The ESPP was approved by the Company’s stockholders in June 2016. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period during the term of the ESPP. The first offering period began in September 2016.

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of September 30, 2016 is as follows:

	Common Stock Options	Weighted Average Exercise Price

Outstanding, December 31, 2015	3,009	$30.43
Granted	952	$60.81
Exercised	(350)	$16.89
Expired or forfeited	(188)	$48.59
Outstanding, September 30, 2016	3,423	$39.26

Options exercisable at September 30, 2016		1,399
Weighted average grant date fair value (per share) of options granted during the period		$38.49

As of September 30, 2016, there were approximately 3,198,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $39.42 per option; the weighted-average remaining contractual life of these options was 7.8 years; and the aggregate intrinsic value of these options was approximately $35.2 million.  A summary of the stock options outstanding and exercisable as of September 30, 2016 is as follows:

		As of September 30, 2016
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	257	5.6	$6.77	158	$4.74
$10.04-$20.00	274	6.7	$13.44	151	$13.48
$20.01-$30.00	154	7.1	$25.56	102	$25.51
$30.01-$40.00	1,093	6.9	$32.67	699	$33.05
$40.01-$55.00	1,115	8.8	$46.24	267	$45.65
$55.01-$73.22	530	9.3	$71.26	22	$70.28
	3,423	7.8	$39.26	1,399	$30.18

Aggregate Intrinsic Value	$38,226			$23,077

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and nine months ended September 30, 2016 and 2015, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Cash proceeds from options exercised	$1,591	$1,813	$5,398	$6,024
Aggregate intrinsic value of options exercised	$5,185	$10,092	$12,607	$39,033

In connection with stock option awards granted to employees, the Company recognized approximately $5.6 million and $3.4 million in share-based compensation expense during the three months ended September 30, 2016 and 2015, respectively, net of expected forfeitures. In connection with stock option awards granted to employees, the Company recognized approximately $17.3 million and $11.4 million in share-based compensation expense during the nine months ended September 30, 2016 and 2015, respectively, net of expected forfeitures. As of September 30, 2016, there were approximately $48.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 2.7 years.

In connection with stock option awards granted to consultants, the Company recognized approximately $0.6 million and $1.8 million in share-based compensation expense during the three months ended September 30, 2016 and 2015, respectively, net of expected forfeitures. In connection with stock option awards granted to consultants, the Company recognized approximately $1.5 million and $3.4 million in share-based compensation expense during the nine months ended September 30, 2016 and 2015, respectively, net of expected forfeitures. As of September 30, 2016, there were approximately $1.4 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.4 years.

The following table presents a summary of the Company’s outstanding RSU awards granted as of September 30, 2016:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding, December 31, 2015	288	$44.54
Awarded	574	$58.43
Vested	(103)	$44.07
Forfeited	(38)	$50.84
Outstanding, September 30, 2016	721	$55.32

As of September 30, 2016, there were approximately 513,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $54.45 and the aggregate intrinsic value of these RSUs was approximately $23.7 million.

In connection with RSUs granted to employees, the Company recognized approximately $2.0 million and $1.8 million in share-based compensation expense during the three months ended September 30, 2016 and 2015, respectively, net of expected forfeitures.  In connection with RSUs granted to employees, the Company recognized approximately $6.1 million and $3.7 million in share-based compensation expense during the nine months ended September 30, 2016 and 2015, respectively, net of expected forfeitures. As of September 30, 2016, there were approximately $31.7 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 2.5 years.

In connection with the ESPP made available to employees, the Company recognized a de minimis amount of share-based compensation expense during the three and nine months ended September 30, 2016. As of September 30, 2016, there were approximately $0.3 million of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.5 years.

10. Property and Equipment

Property and equipment as of September 30, 2016 and December 31, 2015 were as follows:

	Useful Life (Years)	September 30, 2016	December 31, 2015

Manufacturing and clinical equipment	7 - 10	$617	$617
Computer, software and other office equipment	5	1,621	944
Furniture and fixtures	7	774	738
Leasehold improvements	3 - 5	1,600	1,551
Construction-in-progress		—	515
		4,612	4,365
Accumulated depreciation		(1,438)	(899)
Property and equipment, net		$3,174	$3,466

For the three and nine months ended September 30, 2016, depreciation expense was $186 thousand and $539 thousand, respectively. For the three and nine months ended September 30, 2015, depreciation expense was $77 thousand and $535 thousand, respectively.

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

•
Under a license agreement with Archemix with respect to pharmaceutical products comprised of or derived from anti-C5 aptamers, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make future payments to Archemix of up to an aggregate of $57.5 million if the Company achieves specified development, clinical and regulatory milestones and up to an aggregate of $22.5 million if the Company achieves specified commercial milestones. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of the Company’s rights under this license agreement. No royalties are payable to Archemix under this license agreement.

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

•
Under the Company’s Fill/Finish Capacity Reservation Agreement with Althea (described in Note 12 below), the Company will be obligated to make future payments of up to $14.4 million, payable in installments upon expiration of the Company's termination option under the Fill/Finish Capacity Reservation Agreement and upon Althea’s achievement of certain validation and production milestones with respect to its new high-speed fill/finish line.

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

12. Subsequent Event

Fill/Finish Agreements with Ajinomoto Althea, Inc.

In October 2016, the Company and Ajinomoto Althea, Inc., or Althea, entered into a Clinical and Commercial Services Agreement (the “Fill/Finish Services Agreement”) and a Capacity Reservation Agreement (the “Fill/Finish Capacity Reservation Agreement”).

Under the Fill/Finish Services Agreement, Althea has agreed to provide clinical and commercial fill/finish services for Fovista and Zimura, as well as any future product candidates that the Company and Althea may mutually agree.

Under the Fill/Finish Capacity Reservation Agreement, Althea commits to make available to the Company certain minimum guaranteed capacity on a new high-speed fill/finish line to be purchased and installed by Althea in a new manufacturing facility in San Diego, California, in exchange for the Company making capacity reservation fee payments in an aggregate amount of up to $16.0 million. To date, the Company has made non-refundable payments of approximately $1.6 million with respect to its $16.0 million commitment to support certain engineering activities with respect to the high-speed fill/finish line.

The Company may terminate the Fill/Finish Capacity Reservation Agreement within 30 days following the date on which the Company first publicly announces the initial, top-line data from its two Phase 3 clinical trials of Fovista administered in combination with Lucentis.

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

We completed patient enrollment in one of the Fovista Phase 3 Lucentis Trials in May 2015 and in the other Fovista Phase 3 Lucentis Trial in November 2015. The Fovista Phase 3 Lucentis Trials are investigating Fovista in combination with Lucentis compared to Lucentis monotherapy and are identical with respect to the trial design in the first year. Therefore, the databases from both of the Fovista Phase 3 Lucentis Trials will be unmasked and analyzed together, which will allow for the pooled analysis of certain relevant endpoints in accordance with the statistical analysis plan. We expect initial, top-line data from both of the Fovista Phase 3 Lucentis Trials to be available during the fourth quarter of 2016.

We completed enrollment in the Fovista Phase 3 Eylea/Avastin Trial in June 2016 and expect initial, top-line data from this trial to be available during the second half of 2017. This trial is investigating Fovista in combination with either Eylea or Avastin compared to Eylea or Avastin monotherapy. Our Phase 2b trial utilized Lucentis as the only anti-VEGF drug because Eylea was not yet approved and Avastin’s non-inferiority status compared to Lucentis was not yet established at the time the Phase 2b clinical trial commenced. Therefore, in order to gain more experience with Fovista when administered in combination with Eylea or Avastin prior to starting a pivotal Phase 3 clinical trial, the Fovista Phase 3 Eylea/Avastin Trial started later (May 2014) than the Fovista Phase 3 Lucentis Trials (August 2013). This time period of approximately nine months allowed us to perform initial preclinical and clinical assessments and ensure compatibility of Eylea or Avastin when administered in combination with Fovista.

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

Overview of Funding History and Requirements

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. As of September 30, 2016, we had an accumulated deficit of $532.7 million. Our net loss was $127.1 million for the nine months ended September 30, 2016, and $105.7 million for the year ended December 31, 2015, and we expect to continue to incur significant operating losses in 2016 and potentially 2017. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement, $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $130.0 million.

We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program, as we further evaluate the potential benefit of Fovista when administered in combination with anti-VEGF drugs in wet AMD patients through the Fovista Expansion Studies, and potentially in other ophthalmic diseases and conditions with unmet medical need, and as we pursue the development of Zimura through our Zimura development programs. We expect our expenses to increase as we initiate additional trials and as patient enrollment increases in trials that have already commenced. We also expect our expenses to increase as we complete the manufacture of validation batches of API and drug product for Fovista and fund our obligations under our Fill/Finish Capacity Reservation Agreement with our fill/finish service provider. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our commercial infrastructure and build-up our Fovista API supply to support the anticipated launch of Fovista. Furthermore, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. We are party to agreements, specifically a divestiture agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp. and Nektar Therapeutics, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. We are also exploring the potential of an ophthalmic formulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which we have an option to obtain a license, and expect our expenses to increase as we continue the preclinical development of this compound, including in the event we elect to exercise our option or in the event we trigger certain milestone payment obligations. Furthermore, we are incurring and expect to continue to incur costs associated with hiring additional personnel and expanding our facilities. See “—Liquidity and Capital Resources—Funding Requirements” for a discussion of factors affecting our future capital requirements.

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

Financial Operations Overview

Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
License revenue	$—	$—	$22,937	$38,083
Research and development activity revenue	1,664	1,594	8,089	6,768
API transfer revenue	—	1,851	14,545	1,851
Joint operating committee revenue	4	3	16	21
Total collaboration revenue	$1,668	$3,448	$45,587	$46,723

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

To date, the large majority of our research and development activity has been related to Fovista and Zimura. We anticipate that our research and development expenses will increase substantially in connection with our ongoing activities, particularly as we continue the development of and seek marketing approval for Fovista, Zimura and, possibly, other product candidates.

We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we record expenses by functional department. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by functional area and by compound, as shown below.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fovista	$33,160	$27,351	$87,696	$65,098
Zimura	2,096	2,391	4,410	5,548
Personnel-related	6,612	4,083	19,829	10,995
Share-based compensation	5,664	5,116	16,732	12,535
Other	3,322	1,538	8,219	2,919
	$50,854	$40,479	$136,886	$97,095

We anticipate that we will continue to incur significant research and development expenses in connection with conducting our pivotal Phase 3 clinical program for Fovista and, if such trials are successful, seeking marketing approval for Fovista. We also expect that our research and development expenses will increase as we further evaluate the potential benefit of Fovista when administered in combination with anti-VEGF drugs in wet AMD patients through our Fovista Expansion Studies, and potentially, in other ophthalmic diseases and conditions with unmet medical need, and as a result of the pursuit of our Zimura development programs. We expect these research and development expenses to increase as we initiate additional trials and as patient enrollment increases in trials that have already commenced. In addition, we expect that we will incur significant expenses related to manufacturing validation activities associated with Fovista and process development and manufacturing scale-up and validation activities associated with Zimura.

Our expenses may exceed our expectations if we experience delays, including with respect to the availability of drug product for our clinical trials, if we experience any unforeseen issue in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing validation, process development, the scale-up of manufacturing activities or activities to enable and qualify second source suppliers or if we decide to increase licensing or preclinical research and development activities.

Our current Phase 3 clinical program for Fovista is expected to continue into 2018, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials and during the second half of 2017 for the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, we expect the clinical development of Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista or Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

See the “Liquidity and Capital Resources” section on page 37 of this Quarterly Report on Form 10-Q for more information regarding our current and future financial resources and our expectations regarding our research and development expenses and funding requirements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, revenue recognition, share-based compensation and income taxes described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition—Collaboration Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement.  We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
License revenue	$—	$—	$22,937	$38,083
Research and development activity revenue	1,664	1,594	8,089	6,768
API transfer revenue	—	1,851	14,545	1,851
Joint operating committee revenue	4	3	16	21
Total collaboration revenue	$1,668	$3,448	$45,587	$46,723

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

Revenues from clinical and development and regulatory milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, are recognized upon successful accomplishment of the milestones. With regard to the Novartis Agreement, we have concluded that the clinical and development milestones and certain reimbursement approval milestones are not substantive and that the marketing approval milestones are substantive. Milestone payments received that are not considered substantive are included in the allocable arrangement consideration and are recognized as revenue in proportion to the relative selling price allocation established at the inception of the arrangement. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

Share-Based Compensation

We account for all share-based compensation payments issued to employees, non-employee directors, and consultants by estimating the fair value of each equity award. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us on a straight-line basis. In accordance with authoritative guidance, we re-measure the fair value of consultant share-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered.

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

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Expected common stock price volatility	71%	71%	71%	72%
Risk-free interest rate	1.14%-1.32%	1.70%-2.04%	1.14%-1.92%	1.35%-2.04%
Expected term of options (years)	6.0	6.3	6.1	6.2
Expected dividend yield	—	—	—	—

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

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $8.2 million and $7.0 million for the three months ended September 30, 2016 and 2015, respectively. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $24.9 million and $18.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had $81.7 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.6 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.

For the three and nine months ended September 30, 2016 and 2015, we allocated share-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$5,664	$5,116	$16,732	$12,535
General and administrative	2,584	1,925	8,157	5,939
Total	$8,248	$7,041	$24,889	$18,474

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

In 2015, we incurred losses for tax purposes. As of December 31, 2015, we had recorded net deferred tax assets of $23.1 million. We expect to realize these net deferred tax assets in 2016 due to our ability to carry back our 2015 federal tax loss to 2014. As such, we reclassified these amounts to income tax receivable on our Balance Sheet as of September 30, 2016. We expect to carry-forward our 2015 state tax losses due to various state restrictions on the use of carryback claims. We are projecting tax losses for 2016. The deferred tax assets associated with these losses incurred to date in 2016 have a full valuation allowance recorded against them, however, due to our history of losses and the lack of other positive evidence to support future taxable income against which these losses could be applied. See Note 7 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2016 and 2015

	Three months ended September 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$1,668	$3,448	$(1,780)
Operating expenses:
Research and development	50,854	40,479	$10,375
General and administrative	12,024	10,412	1,612
Total operating expenses	62,878	50,891	11,987
Loss from operations	(61,210)	(47,443)	13,767
Interest income	409	320	89
Other income (loss)	(20)	19	(39)
Loss before income tax (benefit) provision	(60,821)	(47,104)	13,717
Income tax (benefit) provision	70	(7,531)	(7,601)
Net loss	$(60,891)	$(39,573)	$21,318

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2016 was $1.7 million. Using the relative selling price method, the revenue recognized during the third quarter of 2016 related to the research and development activities we performed under the Novartis Agreement, and a de minimis amount of revenue related to our joint operating committee participation obligations.

Collaboration revenue for the three months ended September 30, 2015 was approximately $3.4 million. Using the relative selling price method, we allocated $1.6 million related to the research and development activities we performed under the Novartis Agreement, $1.9 million related to the Fovista API we transferred to Novartis, and a de minimis amount of revenue associated with our joint operating committee participation obligation for the three months ending September 30, 2015.

Research and Development Expenses

Our research and development expenses were $50.9 million for the three months ended September 30, 2016, an increase of $10.4 million compared to $40.5 million for the three months ended September 30, 2015. The increase in research and development expenses for the three months ended September 30, 2016 was primarily due to a $5.8 million increase in costs associated with our Fovista program. This increase included an $8.9 million increase in Fovista manufacturing costs that were primarily related to API validation activities. This increase in Fovista program costs was offset by a $2.5 million decrease in our Fovista Phase 3 clinical program costs and a $0.8 million decrease in our Fovista Expansion Studies costs, which primarily related to the completion of enrollment in our Fovista Phase 3 program and certain of our Fovista Expansion Studies. Also contributing to the overall increase in research and development expenses was a $3.1 million increase in personnel expenses associated with additional research and development staffing, including a $0.5 million increase in share-based compensation, and a $1.6 million increase in professional services and consulting fees. The overall increase was offset by a net decrease in costs associated with our Zimura program, primarily related to lower manufacturing expenses.

General and Administrative Expenses

Our general and administrative expenses were $12.0 million for the three months ended September 30, 2016, an increase of $1.6 million compared to $10.4 million for the three months ended September 30, 2015. The increase primarily relates to an increase of $0.7 million in share-based compensation expenses, an increase of $0.4 million in professional and consulting fees, and an increase of $0.5 million in infrastructure related costs in connection with our expanded operations during the third quarter of 2016.

Interest Income

Interest income for the three months ended September 30, 2016 was $0.4 million compared to interest income of $0.3 million for the three months ended September 30, 2015. The $0.1 million increase in interest income earned during the three months ended September 30, 2016 was the result of a change in the mix of our investment portfolio, which previously included higher balances of investments in U.S. Treasury securities during the three months ended September 30, 2015.

Income Tax (Benefit) Provision

We recorded a provision for income taxes of $0.1 million for the three months ended September 30, 2016, and a benefit from income taxes of $7.5 million for the three months ended September 30, 2015 based on our estimated federal and state income tax liability for the year. The provision for income taxes recorded during the third quarter of 2016 relates to an adjustment in the income tax associated with unrealized gains on available for sale securities recorded in other comprehensive income (loss). The benefit in the prior year period related primarily to the release of the valuation allowance against certain deferred tax assets associated with our ability to carry back our 2015 federal income tax losses to recapture a portion of our 2014 federal tax payments.

Comparison of Nine Month Periods Ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$45,587	$46,723	$(1,136)
Operating expenses:
Research and development	136,886	97,095	39,791
General and administrative	37,209	31,955	5,254
Total operating expenses	174,095	129,050	45,045
Loss from operations	(128,508)	(82,327)	46,181
Interest income	1,301	584	717
Other income (loss)	(88)	46	(134)
Loss before income tax benefit	(127,295)	(81,697)	45,598
Income tax benefit	(158)	(11,629)	(11,471)
Net loss	$(127,137)	$(70,068)	$57,069

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2016 was $45.6 million. Using the relative selling price method, we recognized $22.9 million related to the license we delivered to Novartis under the Novartis Agreement, $8.1 million related to the research and development activities we performed under the Novartis Agreement, $14.5 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue related to our joint operating committee participation obligations.

Collaboration revenue for the nine months ended September 30, 2015 was $46.7 million. Using the relative selling price method, we recognized $38.1 million related to the license delivered to Novartis under the Novartis Agreement, $6.8 million related to research and development activities performed under the Novartis Agreement, $1.9 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue associated with our joint operating committee participation obligation during the same period.

Research and Development Expenses

Our research and development expenses were $136.9 million for the nine months ended September 30, 2016, an increase of $39.8 million compared to $97.1 million for the nine months ended September 30, 2015. The increase in research and development expenses for the nine months ended September 30, 2016 was primarily due to a $22.6 million increase in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies. The increased costs for our Fovista program included higher costs related to Fovista manufacturing activities, higher clinical trial costs relating to increased patient enrollment in the Fovista Phase 3 clinical trials and the Fovista Expansion Studies, and the initiation of additional Fovista Expansion Studies. Also contributing to the overall increase was an $8.8 million increase to personnel expenses associated with additional research and development staffing, a $4.2 million increase to share-based compensation costs, and a $4.9 million increase in professional services and consulting fees. The overall increase was offset by a $1.1 million decrease in costs associated with our Zimura program, primarily related to manufacturing expenses.

General and Administrative Expenses

Our general and administrative expenses were $37.2 million for the nine months ended September 30, 2016, an increase of $5.3 million compared to $32.0 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in personnel costs of $1.5 million, an increase in share-based compensation costs of $2.2 million, as well as a $2.1 million increase in other costs to support the expansion of our operations, including our public company infrastructure, and the early stages of a commercial organization. This overall increase was offset by lower costs associated with professional services and consulting fees of $0.8 million during the 2016 period.

Interest Income

Interest income for the nine months ended September 30, 2016 was $1.3 million compared to $0.6 million for the nine months ended September 30, 2015. The $0.7 million increase in interest income earned during the nine months ended September 30, 2016 was the result of a change in the mix of our investment portfolio, which previously included only investments in U.S. Treasury securities and now includes investments in certain investment-grade corporate debt securities.

Income Tax (Benefit) Provision

We recorded a benefit from income taxes of $0.2 million and $11.6 million, respectively, for the nine months ended September 30, 2016 and 2015 based on our estimated federal and state income tax liability for each year.  The benefit recorded during 2016 related to the partial release of our valuation allowance to reflect the income tax associated with unrealized gains on available for sale securities recorded in other comprehensive income (loss).  A corresponding income tax provision was also recorded in other comprehensive income (loss). The benefit in the prior year related primarily to the release of the valuation allowance against certain deferred tax assets associated with our ability to carry back our 2015 federal income tax losses to recapture a portion of our 2014 federal tax payments.

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

Cash Flows

As of September 30, 2016, we had cash, cash equivalents and marketable securities totaling $321.2 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities, money market funds and certain investment-grade corporate debt securities.

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(75,785)	$(39,495)
Investing Activities	14,130	248,552
Financing Activities	5,398	6,024
Net change in cash and cash equivalents	$(56,257)	$215,081

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $75.8 million and relates primarily to net cash used to fund our Fovista Phase 3 program, our Fovista Expansion Studies, Fovista manufacturing activities, manufacturing and clinical trial costs for our Zimura program and expenditures related to general and administrative expenses, as well as changes in the components of working capital.

Net cash used in operating activities for the nine months ended September 30, 2015 was $39.5 million and related primarily to our net loss adjusted for non-cash charges and changes in the components of working capital, as well as our increased efforts to advance our Fovista Phase 3 program, including increased spending on clinical trial costs and manufacturing activity for Fovista.

We expect cash used in operating activities to continue to increase substantially compared to prior periods and for the foreseeable future for the reasons described below under “—Funding Requirements”.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016 was $14.1 million and relates primarily to proceeds from the maturities of marketable securities totaling $62.5 million offset by purchases of marketable securities totaling $48.1 million. Net cash provided by investing activities for the nine months ended September 30, 2015 was $248.6 million, which related primarily to proceeds from the sale and maturity of marketable securities of $633.0 million offset by the purchase of marketable securities totaling $382.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2016 and $6.0 million for the nine months ended September 30, 2015 and related to proceeds from stock option exercises in each respective period.

Funding Requirements

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program, as we further evaluate the potential benefit of Fovista when administered in combination with anti-VEGF drugs in wet AMD patients through the Fovista Expansion Studies, and potentially in other ophthalmic diseases and conditions with unmet medical need, and as we pursue the development of Zimura through our Zimura development programs. We expect our expenses to increase as we initiate additional trials and as patient enrollment increases in trials that have already commenced. We also expect our expenses to increase as we complete the manufacture of validation batches of API and drug product for Fovista and fund our obligations under our Fill/Finish Capacity Reservation Agreement with Althea described below. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our commercial infrastructure and build-up our Fovista API supply to support the anticipated launch of Fovista. Furthermore, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. For Fovista, our ex-U.S. commercialization partner, Novartis, is responsible for these commercialization expenses outside the United States. We are party to agreements, specifically a divestiture agreement with OSI (Eyetech), Inc., which is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar Therapeutics, or Nektar, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. For example, in connection with our entry into the Novartis

Agreement, we made a milestone payment of $19.8 million to Nektar Therapeutics in June 2014. We are also exploring the potential of an ophthalmic formulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which we have an option to obtain a license, and expect our expenses to increase as we continue the preclinical development of this compound, including in the event we elect to exercise our option or in the event we trigger certain milestone payment obligations.

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

As of September 30, 2016, we had cash, cash equivalents, and marketable securities of $321.2 million. We also had $387.2 million in total liabilities, $336.8 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements as currently planned through the end of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies. For example, our expenses may exceed our expectations if we experience delays with respect to the availability of drug supply for our clinical trials, if we experience any unforeseen issue in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing validation, process development, the scale-up of manufacturing activities or activities to enable and qualify second source suppliers or if we decide to increase licensing or preclinical research and development activities or corporate staffing. If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Fovista or Zimura, or the development of any of other product candidates that we may develop, our expenses could increase. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations prior than expected.

Moreover, our current Phase 3 clinical program for Fovista is expected to continue into 2018, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials and during the second half of 2017 for the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, we expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

Fill/Finish Agreements with Ajinomoto Althea, Inc.

Clinical and Commercial Services Agreement

On October 31, 2016, we and Ajinomoto Althea, Inc., or Althea, entered into a Clinical and Commercial Services Agreement, which we refer to as the Fill/Finish Services Agreement.

Pursuant to the Fill/Finish Services Agreement, Althea has agreed to provide clinical and commercial fill/finish services for Fovista and Zimura, as well as any future product candidates that we and Althea may mutually agree. The Fill/Finish Services Agreement has an initial term that will expire on the earlier of (i) eight years following the achievement of certain production and validation milestones under the Fill/Finish Capacity Reservation Agreement described below and (ii) December 31, 2027, absent termination by either party in accordance with the terms of the Fill/Finish Services Agreement. The initial term of the Fill/Finish Services Agreement may be extended by mutual agreement of the parties. The amount payable by us to Althea under the Fill/Finish Services Agreement is based on the volume of finished drug product that we order, subject to reduction following the successful validation of certain high-speed fill/finish line equipment specified in the Fill/Finish Capacity Reservation Agreement, and further subject to periodic adjustments over the term of the Fill/Finish Services Agreement. In addition, in the event that we order a specified volume of product, Althea has agreed to supply biological or pharmaceutical drug products meeting certain parameters exclusively to us.

We may cancel any purchase order under the Fill/Finish Services Agreement at any time, subject to the payment of specified cancellation fees.  We may terminate the Fill/Finish Services Agreement, without cause, as of any date following the third anniversary of the effective date upon six months’ prior notice to Althea. Each party also has the right to terminate the Services Agreement for other customary reasons such as material breach and bankruptcy.

The Fill/Finish Services Agreement contains provisions relating to compliance by Althea with current Good Manufacturing Practices, cooperation by Althea in connection with marketing applications for our product candidates, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Capacity Reservation Agreement

On October 31, 2016, we and Althea also entered into a Capacity Reservation Agreement, which we refer to as the Fill/Finish Capacity Reservation Agreement. Under the Fill/Finish Capacity Reservation Agreement, Althea commits to make available to us certain minimum guaranteed capacity on a new high-speed fill/finish line to be purchased and installed by Althea in a new manufacturing facility in San Diego, California, in exchange for our making capacity reservation fee payments in an aggregate amount of up to $16.0 million. We have agreed to pay such fees in installments through an upfront payment, which will become payable if we do not terminate the Fill/Finish Capacity Reservation Agreement pursuant to the termination option described below, and based upon the achievement of validation and production milestones in respect of the new equipment and facility as specified in the Fill/Finish Capacity Reservation Agreement. To date, we have made non-refundable payments of approximately $1.6 million with respect to our $16.0 million commitment to support certain engineering activities with respect to the high-speed fill/finish line.

Pending completion of the new high-speed line, and thereafter in the event the high-speed line becomes unavailable, we are entitled to certain priority capacity on Althea’s existing fill/finish equipment. If the high-speed line and facility have not achieved specified validation criteria by the later of (i) December 31, 2019 or (ii) the date that is 35 months following the termination option exercise date described below, subject to limitations set forth in the Fill/Finish Capacity Reservation Agreement, Althea will either credit against unpaid fee amounts or provide a refund to us in an amount equal to $1 million per full calendar month that such validation is delayed, up to $8 million in the aggregate.

The Fill/Finish Capacity Reservation Agreement has an initial term that will expire eight years following the achievement of specified validation and production milestones, absent termination by either party in accordance with the terms of the Fill/Finish Capacity Reservation Agreement. The initial term of the Fill/Finish Capacity Reservation Agreement may be extended by mutual agreement of the parties.

We may terminate the Fill/Finish Capacity Reservation Agreement within 30 days following the date on which we first publicly announce the initial, top-line data from the Fovista Phase 3 Lucentis Trials, referred to as the data announcement date, and each of us and Althea may terminate the Fill/Finish Capacity Reservation Agreement in the event that the data announcement date does not occur within a specified period of time. We may also terminate the Fill/Finish Capacity Reservation Agreement if Althea does not deliver conforming product constituting at least a specified percentage of the binding purchase orders made under the Fill/Finish Services Agreement over certain periods of time. Each party also has the right to terminate the Fill/Finish Capacity Reservation Agreement for other customary reasons such as material breach and bankruptcy.

The Fill/Finish Capacity Reservation Agreement contains a covenant for Althea to use commercially reasonable efforts to diligently pursue the purchase and validation of the high-speed line and facility, as well as other customary provisions for an agreement of this kind.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2016:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases (1)	$9,772	$2,316	$5,125	$2,331	$—
Purchase Obligations (2)	65,150	33,919	31,231	—	—
Total (3)	$74,922	$36,235	$36,356	$2,331	$—

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

(3)                         This table does not include (a) any milestone payments which may become payable to third parties under license agreements or under our Fill/Finish Capacity Reservation Agreement as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (d) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above and (e) our royalty purchase liability of $125.0 million as of September 30, 2016, due to the fact that the royalty payment period, if any, is not known.

In addition to the amounts set forth in the table above, we may be required, under various agreements, to pay royalties and make milestone payments. In addition to the Novo Agreement, these agreements include the following:

•
Under our divestiture agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, or OSI Pharmaceuticals, a subsidiary of Astellas US, LLC, for rights to particular anti-PDGF aptamers, including Fovista, we are obligated to pay to OSI Pharmaceuticals future one-time payments of $12.0 million in the aggregate upon marketing approval in the United States and the European Union of a covered anti-PDGF product. We also are obligated to pay to OSI Pharmaceuticals a royalty at a low single-digit percentage of net sales of any covered anti-PDGF product we successfully commercialize.

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

•
Under our Fill/Finish Capacity Reservation Agreement with Althea, we will be obligated to make future payments of up to $14.4 million, payable in installments upon expiration of our termination option under the Fill/Finish Capacity Reservation Agreement and upon Althea's achievement of certain validation and production milestones with respect its new high-speed fill/finish line.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $321.2 million as of September 30, 2016, consisting of cash, investments in money market funds and certain investment-grade corporate debt securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2016, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Effective January 1, 2016, we implemented a new enterprise resource planning system (“ERP”) that materially affected our internal control over financial reporting. In connection with implementation of the ERP system, we are continuing to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.  Although our internal control over financial reporting has been materially affected by the implementation of the ERP system, we do not believe that the implementation of the ERP system will have an adverse effect on our internal control over financial reporting.

Except as described in the preceding paragraph, we determined that there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have experienced significant cash outflows in funding our operations. As of September 30, 2016, we had an accumulated deficit of $532.7 million. Our net loss was $127.1 million for the nine months ended September 30, 2016, and $105.7 million for the year ended December 31, 2015 and we expect to continue to incur significant operating losses in 2016 and potentially 2017. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, which we entered into in May 2013, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014 and funds we received under the Novartis Agreement, which we entered into in May 2014.

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

Our product candidates, Fovista and Zimura, are in clinical development. We expect our expenses to continue to increase, particularly as we continue the development of Fovista in our Phase 3 clinical program, as we further evaluate the potential benefit of Fovista when administered in combination with anti-VEGF drugs in wet AMD patients through the Fovista Expansion Studies, and potentially in other ophthalmic diseases and conditions with unmet medical need, and as we pursue the development of Zimura through our Zimura development programs. We expect our expenses to increase as we initiate additional trials and as patient enrollment increases in trials that have already commenced. We also expect our expenses to increase as we complete the manufacture of validation batches of API and drug product for Fovista and fund our obligations under our Fill/Finish Capacity Reservation Agreement with our fill/finish service provider. In addition, our expenses will increase prior to obtaining marketing approval for Fovista as we expand our commercial infrastructure and build-up our Fovista API supply to support the anticipated launch of Fovista. Furthermore, if we obtain marketing approval for Fovista, Zimura or any other product candidate that we may develop, we expect our commercialization expenses related to product sales, marketing, distribution and manufacturing to increase significantly. For Fovista, our ex-U.S. commercialization partner Novartis is responsible for these commercialization expenses outside the United States. We are party to agreements, specifically a divestiture agreement with OSI (Eyetech), Inc., which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar Therapeutics, or Nektar, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. For example, in connection with our entry into the Novartis Agreement, we made a milestone payment of $19.8 million to Nektar in June 2014. We are also exploring the potential of an ophthalmic formulation for tivozanib, a small molecule VEGF tyrosine kinase inhibitor for which we have an option to obtain a license, and expect our expenses to increase as we continue the preclinical development of this compound, including in the event we elect to exercise our option or in the event we trigger certain milestone payment obligations.

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

As of September 30, 2016, we had cash, cash equivalents, and marketable securities of $321.2 million. We also had $387.2 million in total liabilities, $336.8 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements as currently planned through the end of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our development and commercialization of our product candidates and whether we pursue the acquisition or in-licensing and subsequent development of additional product candidates or technologies. For example, our expenses may exceed our expectations if we experience delays, including with respect to the availability of drug supply for our clinical trials, if we experience any unforeseen issue in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing validation, process development, the scale-up of manufacturing activities or activities to enable and qualify second source suppliers or if we decide to increase licensing or preclinical research and development activities or corporate staffing. If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Fovista or Zimura, or the development of any of other product candidates that we may develop, our expenses could increase. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations prior than expected.

Moreover, our current Phase 3 clinical program for Fovista is expected to continue into 2018, and we expect to incur substantial expenditures to complete the Phase 3 clinical program after the receipt of initial, top-line data, which we expect to be available during the fourth quarter of 2016 for the two Fovista Phase 3 Lucentis Trials and during the second half of 2017 for the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, we expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Fovista or Zimura, complete manufacturing validation activities associated with Fovista, process development and manufacturing scale-up and validation activities associated with Zimura and potentially seek marketing approval for Fovista and Zimura, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

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

We expect to have initial, top-line data from our two Fovista Phase 3 Lucentis Trials in our Phase 3 clinical program for Fovista during the fourth quarter of 2016, and from the Fovista Phase 3 Eylea/Avastin Trial during the second half of 2017. The Fovista Phase 3 Eylea/Avastin Trial commenced nine months later than the two Fovista Phase 3 Lucentis Trials. We will not have data from our Fovista Phase 3 Eylea/Avastin Trial at the time data from the other two Fovista Phase 3 Lucentis Trials become available. We may nonetheless decide to proceed with submitting applications for marketing approval for Fovista administered only in combination with Lucentis, or we may choose to delay our application for marketing approval until data from all three Phase 3 clinical trials are available. We plan to initially submit a New Drug Application, or NDA, to the FDA for Fovista in combination with Lucentis based upon data from the two Fovista Phase 3 Lucentis Trials and subsequently submit an amendment to the NDA with data from the Fovista Phase 3 Eylea/Avastin Trial, subject to a favorable data outcome from these trials. Alternatively, we may choose to file a supplemental NDA for Fovista in combination with Eylea or Avastin following FDA review of the NDA for Fovista in combination with Lucentis. If we determine to delay seeking approval of Fovista in combination with Eylea or Avastin pending regulatory action on our applications for Fovista in combination with Lucentis, the FDA or other regulatory authorities could defer taking action on our applications while data remain outstanding from the Fovista Phase 3 Eylea/Avastin Trial. Furthermore, although we may wish to amend our applications for marketing approval once we have data available from the Fovista Phase 3 Eylea/Avastin Trial, the FDA may not accept such an amendment depending on the timing of such an amendment or other factors. Moreover, if we subsequently amend our applications for marketing approval when data from the Fovista Phase 3 Eylea/Avastin Trial become available, we may experience further delays in our application process. The manner and timing in which we and our ex-U.S. commercialization partner, Novartis, seek marketing approval for Fovista may differ in the United States and in the European Union.

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

Our Phase 2b clinical trial evaluated a combination of Fovista and Lucentis. In this trial, patients treated with a combination of 0.3 mg of Fovista and Lucentis did not achieve statistically significant superiority compared to Lucentis monotherapy based on the pre-specified primary endpoint of mean change in visual acuity from baseline at the 24 week time point. Although a combination of 1.5 mg of Fovista and Lucentis demonstrated statistically significant superiority in this trial compared to Lucentis monotherapy based on the pre-specified primary endpoint of mean change in visual acuity from baseline at the 24 week time point, we may nonetheless fail to achieve success in our two Fovista Phase 3 Lucentis Trials, which are evaluating a combination of 1.5 mg of Fovista and Lucentis, for a variety of potential reasons. The recent failure of a Phase 2 trial of a competitor evaluating the co-formulation of an approved anti-VEGF drug with an investigational anti-PDGF agent as compared to anti-VEGF monotherapy may call into question the hypothesis underlying the use of combination anti-VEGF and anti-PDGF therapy as a method for treating wet AMD, as well as the potential success of the entire class of PDGF inhibitors that are in development in this disease area, including Fovista. In addition:

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

Our experience manufacturing Fovista and Zimura is limited. We may experience delays in regulatory approval of Fovista or Zimura if we do not satisfy applicable regulatory requirements. Also, manufacturing issues may arise that could cause delays or increase costs.

We currently rely upon a single third-party manufacturer, Agilent Technologies, to supply us with the chemically synthesized aptamers comprising the API for both Fovista and Zimura and a different, single third-party manufacturer , Ajinomoto Althea, to provide fill/finish services for both Fovista and Zimura. In order to obtain and maintain regulatory approval for Fovista or Zimura, our third-party manufacturers will be required to consistently produce the API used in Fovista or Zimura in commercial quantities and of specified quality and to execute fill/finish services on a repeated basis and document their ability to do so. If the third-party manufacturers are unable to satisfy this requirement, our business will be materially and adversely affected. During the third quarter of 2016, we completed the manufacture of validation batches of Fovista API produced at commercial scale. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process.

These manufacturing processes and the facilities of our third-party manufacturers, including our third-party API manufacturer and our third-party fill/finish service provider, are subject to inspection and approval by the FDA, referred to as a pre-approval inspection, before we can commence the commercial sale of Fovista or Zimura, and thereafter on an ongoing basis. Our third-party API manufacturer has undergone only one pre-approval inspection by the FDA, and has not yet gone through a pre-approval inspection for Fovista or Zimura. Our third-party fill/finish service provider is subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating liuncenses. Additionally, on October 22, 2014, the FDA issued its final guidance on the circumstances that constitute delaying, denying, limiting or refusing a drug inspection pursuant to Section 707 of the Food and Drug Administration Safety and Innovation Act of 2012. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our API or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of API or our fill/finish services could be interrupted or limited, which could have a material adverse effect on our business.

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

In addition, in order to manufacture and supply Fovista or any of our other product candidates on a commercial scale, we will need to bolster our quality control and quality assurance capabilities, including by augmenting our manufacturing processes and adding personnel. As we or any manufacturer we engage scales up manufacturing of any approved product, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product, given the long lead times required to manufacture our products, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product at commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

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

There are a number of products in preclinical research and clinical development by third parties to treat wet AMD. We expect that product candidates currently in clinical or preclinical development that directly or indirectly inhibit PDGF, the molecule that Fovista inhibits, or that inhibit the function of other molecules and which could obviate the use of an anti-PDGF agent such as Fovista may represent significant competition if approved. These product candidates may provide better efficacy, a safety, profile and/or convenience and other benefits that are not provided by our product candidates or currently marketed therapies. Based on publicly available information, we have identified, among others, the following ophthalmic product candidates in clinical and preclinical development that, like Fovista, are based on PDGF inhibition:

•
Regeneron Pharmaceuticals and Bayer HealthCare have an anti-PDGF product candidate that is being co-formulated with Eylea for administration in a single intravitreal injection that entered clinical development in February 2014 and entered Phase 2 clinical trials in the second quarter of 2015. On September 30, 2016, Regeneron Pharmaceuticals announced that the co-formulated anti-PDGF/Eylea product candidate failed to meet the primary endpoint of a Phase 2 clinical trial at 12 weeks. Data from this trial is expected to be evaluated at 28 weeks and again at 52 weeks, when the trial is completed.

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

In addition, other companies are undertaking efforts to develop technologies to allow for a less frequent dosing schedule for anti-VEGF drugs that are currently in use. If such technologies are successfully developed and approved for use, we may need to conduct additional clinical trials of Fovista using a less frequent dosing schedule than the dosing schedule we are currently using in our ongoing Phase 3 clinical program. Any trials to evaluate a less frequent dosing schedule for Fovista may not be successful.

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

Several additional companies, including Ocata Therapeutics, which is now a subsidiary of Astellas Pharma US, CHA Biotech, Cell Cure Neurosciences and Catalyst Biosciences, have announced dry AMD programs.

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

We currently rely exclusively upon a single third-party manufacturer to provide supplies of both Fovista API and Zimura API and a different single third-party manufacturer to provide fill/finish services for Fovista and Zimura. Although we have agreements in place with Agilent for the supply of Fovista API and with Althea for clinical and commercial fill/finish services, we do not currently have any contractual commitments for the supply of Zimura API . We also do not currently have arrangements in place for redundant supply or a second source for API for Fovista or Zimura or for a redundant supply or a second source for fill/finish services. The prices for manufacturing activities that are not yet contractually committed may vary substantially over time and adversely affect our financial results. Furthermore, we and our contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of each of Fovista and Zimura.

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

If our third-party manufacturers for Fovista API, Zimura API or the PEG reagent we use for Fovista or Zimura fail to fulfill our purchase orders, or if any of these manufacturers should become unavailable to us for any reason, including as a result of capacity constraints, financial difficulties or insolvency, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We could also incur additional costs and delays in identifying or qualifying a replacement manufacturer for fill/finish services for Fovista or Zimura if our existing third-party fill/finish provider should become unavailable for any reason. We may be unable to establish agreements with such replacement manufacturers or fill/finish providers or to do so on acceptable terms.

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

•	reliance on the third party for regulatory compliance, quality assurance and quality control;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible breach of our supply obligations to Novartis;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

In addition to the patents described above, we also have filed patent applications in the United States covering a method of treating wet AMD in patients with Fovista in combination with Eylea and patent applications in Europe and Japan patent applications covering a combination of Fovista and Eylea for use in a method for treating wet AMD. We also have filed patent applications in the United States, Europe and Japan covering our formulation for Fovista. These patent applications are in the early stages of prosecution and may not result in patents being issued that protect the use of Fovista in combination with Eylea for treating wet AMD, that protect our formulation for Fovista or that effectively prevent others from commercializing competitive technologies and products. If a patent is granted following prosecution of any such application for the combination of Fovista and Eylea, the latest projected patent expiry, absent any patent term adjustment or extension or patent restoration, would be in 2030. If a patent is granted following prosecution of any such application for our formulation for Fovista, the latest projected patent expiry, absent any patent term adjustment or extension or patent restoration, would be in 2034.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market.  Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered.  By way of example, in March 2016, CMS proposed a rule to test, or demonstrate, a new model of reimbursement for Medicare Part B drugs that could potentially negatively impact the reimbursement available to physicians who administer drugs by intravitreal injection in their offices and clinics.  Each of Lucentis, Eylea and Avastin are administered by intravitreal injection for the treatment of wet AMD directly by physicians, typically in their offices or clinics.  Our product candidates, Fovista and Zimura, are also administered by intravitreal injection directly by physicians, and, if approved, may ultimately be reimbursed under Medicare Part B for patients receiving Medicare benefits.  Comments on the proposed rule were due in May 2016, following which several members of Congress requested changes to the proposed rule. CMS had initially indicated that the proposed rule would take effect before the end of 2016. Following the comment submission deadline, however, CMS has not released any confirmation of when the proposed rule will go into effect or whether it anticipates any changes to the proposed rule. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

We are currently experiencing significant and rapid growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing development, quality control and quality assurance. During the 12-month period ending September 30, 2016, we hired 52 of our 154 employees. We also expect to continue to hire additional employees and expand the scope of our operations in the area of clinical development, manufacturing, quality control, quality assurance and, as we approach potential marketing approval for any of our product candidates, in the area of sales, marketing, market access and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inherent challenges associated with managing such rapid growth, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of September 30, 2016, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, we expect that there may be increased trading volumes and volatility in our stock price as we approach as well as following the announcement of the initial, top-line data from the two Fovista Phase 3 Lucentis Trials as part of our Fovista Phase 3 clinical program, which we expect to be available during the fourth quarter of 2016. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•	the success of products or technologies that compete with our product candidates. including results of clinical trials of product candidates of our competitors;

•	results of clinical trials of Fovista, Zimura and any other product candidate that we may develop and the timing of the receipt of such results;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

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

For example, following the announcement by Regeneron on September 30, 2016 that its co-formulated anti-PDGF/Eylea product candidate failed to meet the primary endpoint of a Phase 2 clinical trial at 12 weeks, the closing price of our common stock declined from $54.12 on September 28, 2016 to $30.85 on November 3, 2016.

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

As of September 30, 2016, we have used approximately $155.3 million of the net proceeds from our initial public offering as follows:

•
approximately $120.0 million to fund certain costs of our Phase 3 clinical program for Fovista administered in combination with anti-VEGF drugs for the treatment of wet AMD, which costs consists of external research and development expenses and clinical development related employee expenses; and

•	approximately $35.3 million for working capital and other general corporate purposes.

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

OPHTHOTECH CORPORATION

Date: November 8, 2016	By:	/s/ Glenn P. Sblendorio
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

*   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheets at September 30, 2016 and December 31, 2015 (unaudited), (ii)  Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2016 and 2015, (iii)  Statements of Cash Flows (unaudited) for the nine month period ended September 30, 2016 and 2015 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.