Form 10-Q
period 2017-03-31
Ophthotech Corp.
filed 2017-05-03
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 28, 2017 there were 35,852,827 shares of Common Stock, $0.001 par value per share, outstanding.

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

•
the timing, costs, conduct and outcome of our clinical trial of Zimura® (avacincaptad pegol) as a monotherapy for the treatment of patients with geographic atrophy, or GA, a form of dry AMD and, our clinical trial of Zimura in combination with anti-VEGF drugs, for the treatment of wet AMD, including statements regarding the timing of the initiation of and completion of enrollment in such trials, and the costs to obtain and timing of receipt of initial results from, and the completion of, such trials;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
OPHTHOTECH CORPORATION
Unaudited Balance Sheets
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$92,554	$133,930
Available for sale securities	135,061	155,348
Due from Novartis Pharma AG	3,531	3,531
Prepaid expenses and other current assets	4,650	3,078
Total current assets	235,796	295,887
Property and equipment, net	2,473	3,281
Other assets	3	462
Total assets	$238,272	$299,630
Liabilities and Stockholders’ Deficit
Current liabilities
Accrued research and development expenses	$27,955	$47,240
Accounts payable and accrued expenses	8,657	12,032
Deferred revenue	6,646	6,646
Total current liabilities	43,258	65,918
Deferred revenue, long-term	201,669	203,330
Royalty purchase liability	125,000	125,000
Total liabilities	369,927	394,248
Stockholders’ deficit
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 35,820,389 and 35,733,276 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	36	36
Additional paid-in capital	510,612	504,517
Accumulated deficit	(642,081)	(598,959)
Accumulated other comprehensive loss	(222)	(212)
Total stockholders’ deficit	(131,655)	(94,618)
Total liabilities and stockholders’ deficit	$238,272	$299,630

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Collaboration revenue	$1,662	$15,721
Operating expenses:
Research and development	31,979	37,770
General and administrative	13,159	14,696
Total operating expenses	45,138	52,466
Loss from operations	(43,476)	(36,745)
Interest income	378	446
Other income (loss)	(21)	30
Loss before income tax provision	(43,119)	(36,269)
Income tax provision	3	32
Net loss	$(43,122)	$(36,301)
Net loss per common share:
Basic and diluted	$(1.20)	$(1.03)
Weighted average common shares outstanding:
Basic and diluted	35,804	35,256

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2017	2016

Net loss	$(43,122)	$(36,301)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	(10)	477
Other comprehensive income (loss)	(10)	477
Comprehensive loss	$(43,132)	$(35,824)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016

Operating Activities
Net loss	$(43,122)	$(36,301)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	808	178
Amortization of premium and discounts on investment securities	98	196
Deferred income taxes	—	23,113
Share-based compensation	6,064	8,332
Changes in operating assets and liabilities:
Due from Novartis Pharma AG	—	(5,673)
Income tax receivable	(52)	(23,076)
Prepaid expense and other current assets	(1,520)	(216)
Accrued interest receivable	74	—
Other assets	459	(11)
Accrued research and development expenses	(19,285)	2,907
Accounts payable and accrued expenses	(3,375)	(4,731)
Deferred revenue	(1,661)	(1,458)
Net cash used in operating activities	(61,512)	(36,740)
Investing Activities
Purchase of marketable securities	(12,014)	(12,005)
Maturities of marketable securities	32,119	10,000
Purchase of property and equipment	—	(62)
Net cash provided by (used in) investing activities	20,105	(2,067)
Financing Activities
Proceeds from stock option/employee stock purchase plan exercises	31	768
Net cash provided by financing activities	31	768
Net change in cash and cash equivalents	(41,376)	(38,039)
Cash and cash equivalents
Beginning of period	133,930	221,861
End of period	$92,554	$183,822
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gain (loss) on available for sale securities, net of tax	$(10)	$477

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2016, as filed with the SEC on February 28, 2017.

In the opinion of management, the unaudited financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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
As of March 31, 2017, the Company had cash, cash equivalents and available for sale securities of approximately $227.6 million. The Company believes that its existing cash, cash equivalents and available for sale securities as of March 31, 2017 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months.

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

Revenue Recognition

Collaboration Revenue

Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an upfront payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma AG, (the “Novartis Agreement”), which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

License revenue	$—	$—
Research and development activity revenue	1,658	1,275
API transfer revenue	—	14,443
Joint operating committee revenue	4	3
Total collaboration revenue	$1,662	$15,721

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

Property and Equipment

Property and equipment, which consists mainly of manufacturing and clinical equipment, furniture and fixtures, computers, software, and other office equipment, and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset.

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

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred U.S. federal net operating losses (“NOLs”) in each year from its inception in 2007 through 2013 and utilized these NOLs in 2014. Additionally, the Company incurred a U.S. federal net operating loss in 2015 that has been carried back to 2014. Accordingly, all tax years since 2007 are subject to potential tax examination.  In the second quarter of 2016, the Internal Revenue Service began an examination of the Company’s 2014 corporate income tax return. This audit was subsequently expanded to include the 2014 and 2015 tax years. To date, no findings or assessments have been received by the Company. Additionally, the Company received notification from the New York State Department of Taxation and Finance of its intention to perform an audit of the Company's New York State income tax returns for the tax years 2013, 2014 and 2015. Further, the New York City Department of Finance has notified the Company of its intention to audit the Company's New York City General Corporation Tax return for the 2014 tax year. These audits are scheduled to commence during the second quarter of 2017.

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

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as the option granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Three months ended March 31,
	2017	2016

Research and development	$4,150	$4,685
General and administrative	1,914	3,647
Total	$6,064	$8,332

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-9 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. The Company has not yet completed its final review of the impact of this guidance. The Company anticipates, however, applying the modified retrospective method and initially applying a cumulative effect of the standard as an adjustment to its opening retained earnings balance upon the adoption of ASU 2014-9, effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Publicly-traded business entities should apply the amendments in ASU 2016-2 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all publicly-traded business entities and all nonpublicly-traded business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. This new guidance will be applicable for the Company’s acquisitions on or after January 1, 2018.

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

	Three months ended March 31,
	2017	2016

Basic and diluted net loss per common share calculation:
Net loss	$(43,122)	$(36,301)
Weighted average common shares outstanding - basic and diluted	35,804	35,256
Net loss per share of common stock - basic and diluted	$(1.20)	$(1.03)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended March 31,
	2017	2016

Stock options outstanding	3,999	3,495
Restricted stock units	678	404
Total	4,677	3,899

4. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents included cash of $3.8 million and $25.8 million at March 31, 2017 and December 31, 2016, respectively. Cash and cash equivalents at March 31, 2017 and December 31, 2016 also included $88.7 million and $108.1 million, respectively, of investments in money market funds, U.S. Treasury securities and certain short-term investment-grade corporate debt securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $135.1 million and $155.3 million at March 31, 2017 and December 31, 2016, respectively. These available for sale securities consisted of U.S. Treasury securities and investment-grade corporate debt securities. At March 31, 2017, the Company held available for sale securities of $135.1 million with maturities of less than one year. The Company did not hold any securities with maturities of greater than one year at March 31, 2017. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary losses in fair value of its investments as of March 31, 2017. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities	$108,223	$—	$(51)	$108,172
Corporate debt securities	26,902	1	(14)	26,889
Total	$135,125	$1	$(65)	$135,061

	As of December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities	$120,288	$6	$(33)	$120,261
Corporate debt securities	35,114	—	(27)	35,087
Total	$155,402	$6	$(60)	$155,348

The Company’s available for sale securities are reported at fair value on the Company’s Balance Sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss). The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three months ended March 31,
	2017	2016

Beginning balance	$(212)	$(473)
Current period changes in fair value before reclassifications, net of tax	(10)	477
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—
Total other comprehensive income (loss)	(10)	477
Ending balance	$(222)	$4

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

In May 2014, the Company received an upfront payment of $200.0 million in connection with its entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31,
	2017	2016

License revenue	$—	$—
Research and development activity revenue	1,658	1,275
API transfer revenue	—	14,443
Joint operating committee revenue	4	3
Total collaboration revenue	$1,662	$15,721

As of March 31, 2017, the Company had recorded total deferred revenue of approximately $208.3 million, $200.0 million of which relates to the upfront payment, with the remaining $8.3 million primarily attributable to the Company’s on-going performance obligations under the R&D Activity Deliverable.

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

The royalty payment period covered by the Novo Agreement begins on commercial launch and ends, on a product-by-product and country-by-country basis, on the latest to occur of (i) the 12th anniversary of the commercial launch, (ii) the expiration of certain patent rights and (iii) the expiration of the regulatory exclusivity for each product in each country. The Company's obligations under the Novo agreement are secured by a lien on certain of the Company's intellectual property and other rights related to Fovista and other anti-PDGF products the Company may develop.

Under the terms of the Novo Agreement, the Company is not required to reimburse or otherwise compensate Novo A/S through any means other than the agreed royalty entitlement. In addition, the Company does not, under the terms of the Novo Agreement, have the right or obligation to prepay Novo A/S in connection with a change of control of the Company or otherwise.

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of March 31, 2017, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carry back losses to 2014, the only year in which the Company had taxable income. The Company is currently projecting tax losses in 2017. The Company does not expect to realize its net deferred tax assets recorded as of December 31, 2016 in 2017. The Company expects to carry forward its 2015 and 2016 state tax losses due to various state restrictions on the use of carryback claims. The state NOLs are expected to begin to expire in 2027. Due to the Company’s history of losses and lack of other positive evidence to support taxable income after the 2014 tax year, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized. As of December 31, 2016, the Company has federal NOL carryforwards of approximately $187.4 million. These losses are due to expire in 2036.

For the three months ended March 31, 2017 and 2016, the Company recorded a de minimis provision for income taxes.

Pursuant to ASC 740, Income Taxes, the Company routinely evaluates the likelihood of success if challenged on income tax positions claimed on its income tax returns.  During the three months ended March 31, 2017, the Company amended certain state income tax returns to claim a refund for taxes previously paid.  These claims may result in refunds to the Company of up to approximately $8.4 million. As the Company believes that the likelihood of its position in claiming the refunds does not rise to the level of more likely than not at this time, the Company has not recorded a current tax receivable for the refund claims as of March 31, 2017.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in money market funds*	$88,724	$—	$—
Investments in U.S. Treasury securities	$108,172	$—	$—
Investments in Corporate debt securities	$—	$26,889	$—

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

No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the three months ended March 31, 2017.

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

Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 5,454,000 additional shares to the 2013 Plan, including for 2017, an increase of approximately 1,429,000 shares, or 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2017. As of March 31, 2017, the Company had approximately 1,704,000 shares available for grant under the 2013 Plan.

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

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of March 31, 2017 is as follows:

	Common Stock Options	Weighted Average Exercise Price

Outstanding, December 31, 2016	3,359	$39.92
Granted	1,120	$4.49
Exercised	(15)	$1.64
Expired or forfeited	(465)	$43.20
Outstanding, March 31, 2017	3,999	$29.76

Options exercisable at March 31, 2017		1,848
Weighted average grant date fair value (per share) of options granted during the period		$3.14

As of March 31, 2017, there were approximately 3,497,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted average exercise price of these options was $29.28 per option; the weighted average remaining contractual life of these options was 7.9 years; and the aggregate intrinsic value of these options was approximately $0.1 million.  A summary of the stock options outstanding and exercisable as of March 31, 2017 is as follows:

		As of March 31, 2017
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	1,255	9.2	$4.89	163	$7.06
$10.04-$20.00	260	6.2	$13.45	191	$13.49
$20.01-$30.00	150	6.6	$25.51	125	$25.55
$30.01-$40.00	1,031	6.4	$32.67	828	$32.88
$40.01-$55.00	839	8.2	$46.29	371	$45.51
$55.01-$73.22	464	8.8	$71.20	170	$71.15
	3,999	7.9	$29.76	1,848	$34.15

Aggregate Intrinsic Value	$141			$141

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three months ended March 31, 2017 and 2016, respectively, were as follows:

	Three months ended March 31,
	2017	2016

Cash proceeds from options exercised	$31	$768
Aggregate intrinsic value of options exercised	$37	$2,216

In connection with stock option awards granted to employees, the Company recognized approximately $4.4 million and $6.1 million in share-based compensation expense during the three months ended March 31, 2017 and 2016, respectively, net of expected forfeitures. As of March 31, 2017, there were approximately $22.2 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 2.5 years.

In connection with stock option awards granted to consultants, the Company recognized approximately $0.1 million and $0.4 million in share-based compensation expense during the three months ended March 31, 2017 and 2016, respectively, net of expected forfeitures. As of March 31, 2017, there were approximately $0.4 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 2.2 years.

The following table presents a summary of the Company’s outstanding RSU awards granted as of March 31, 2017:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding, December 31, 2016	721	$55.33
Awarded	233	$4.54
Vested	(67)	$53.05
Forfeited	(209)	$53.36
Outstanding, March 31, 2017	678	$35.83

As of March 31, 2017, there were approximately 366,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted average fair value of these RSUs was $30.62 per share; and the aggregate intrinsic value of these RSUs was approximately $1.3 million.

In connection with RSUs granted to employees, the Company recognized approximately $1.3 million and $1.8 million in share-based compensation expense during the three months ended March 31, 2017 and 2016, respectively, net of expected forfeitures.  As of March 31, 2017, there were approximately $9.6 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 2.6 years.

In connection with RSUs granted to consultants, the Company recognized approximately $0.1 million in share-based compensation expense during the three months ended March 31, 2017, net of expected forfeitures.  There were no RSUs granted to consultants during the three months ended March 31, 2016. As of March 31, 2017, there were approximately $0.2 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to consultants, which are expected to be recognized over a remaining weighted average period of 2.5 years.

In connection with the ESPP made available to employees, the Company recognized a de minimis amount of share-based compensation expense during the three months ended March 31, 2017. As of March 31, 2017, there was a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.5 years. Additionally, there were 4,746 shares of common stock issued under the ESPP during the three months ended March 31, 2017. There were no shares of common stock issued under the ESPP plan during the three months ended March 31, 2016. As of March 31, 2017, 995,254 shares were available for future purchases under the ESPP.

10. Property and Equipment

Property and equipment as of March 31, 2017 and December 31, 2016 were as follows:

	Useful Life (Years)	March 31, 2017	December 31, 2016

Manufacturing and clinical equipment	7 - 10	$617	$617
Computer, software and other office equipment	5	1,711	1,711
Furniture and fixtures	1 - 7	774	774
Leasehold improvements	1 - 5	1,835	1,835
		4,937	4,937
Accumulated depreciation		(2,464)	(1,656)
Property and equipment, net		$2,473	$3,281

For the three months ended March 31, 2017 and 2016, depreciation expense was $808 thousand and $178 thousand, respectively.

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

•
Under a license, manufacturing and supply agreement with Nektar for specified pegylation reagents used to manufacture Fovista, the Company is obligated to make future payments to Nektar of up to an aggregate of $6.5 million if the Company achieves specified clinical and regulatory milestones, and an additional payment of $3.0 million if the Company achieves a specified commercial milestone with respect to Fovista. The Company is obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product the Company successfully commercializes, with the royalty percentage determined by the Company’s level of licensed product sales, the extent of patent coverage for the licensed product and whether the Company has granted a third-party commercialization rights to the licensed product. In June 2014, the Company paid Nektar $19.8 million in connection with its entry into the Novartis Agreement.

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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. The complaint purports to be brought on behalf of shareholders who purchased the Company's common stock between May 11, 2015 and December 12, 2016. The complaint generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the prospects of the Company's Phase 3 trials for Fovista in combination with anti-VEGF drugs for the treatment of wet AMD. The complaint seeks equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs.

On March 9, 2017, a second putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 11, 2015 and December 9, 2016. The allegations made in the complaint are similar to those made in the Micholle complaint. Putative lead plaintiffs in the Micholle action have moved to consolidate the Micholle and Wasson actions.

The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits. The Company is unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of this matter in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by the Company's directors’ and officers’ liability insurance would have a material adverse effect on its financial condition and business. In addition, the litigation could adversely impact the Company's reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to the Company's ability to grow its business, any of which could have a material adverse effect on the Company's business.

12. Restructuring Activities

In December 2016, the Company announced their intention to implement a reduction in personnel to focus on an updated business plan. In January 2017, the Board of Directors approved a plan to implement a reduction in personnel that is expected to involve approximately 80% of the Company’s workforce based on the number of employees at the time the plan was approved. As of March 31, 2017, the Company reduced its workforce by 74 employees in connection with the reduction in personnel and expects the reduction of the additional 45 affected employees to be substantially complete during the second and third quarters of 2017.  In connection with such reduction in personnel, the Company estimates that it will incur approximately $13.2 million of pre-tax charges through the third quarter of 2017, of which approximately $12.2 million is expected to result in future cash expenditures.  These pre-tax charges relate to (a) expected severance and other employee costs of approximately $11.1 million and (b) expected lease termination costs of approximately $2.1 million.  As of March 31, 2017, the Company's cash expenditures related to such reduction in personnel totaled $4.8 million.

In connection with the reduction in personnel, the Company recognized approximately $6.7 million of severance and other employee costs for the three months ended March 31, 2017, of which $4.8 million were recorded in "Research and development" expense and $1.9 million were recorded in "General and administrative" expense in the Company's Statements of Operations.

As of March 31, 2017, the Company's accrual balance for severance and benefit costs was $3.8 million which was recorded in "Accounts payable and accrued expenses" in the Company's Balance Sheet. The severance and other employee cost accruals as of March 31, 2017 are expected to be paid during the second and third quarters of 2017.

The following is a reconciliation of the severance-related accrual activity for the period:

Accrued Severance and Other Employee Costs
Beginning Balance	$—
Accrued restructuring expenses	8,565
Payments	(4,781)
Ending Balance	$3,784

On January 26, 2017, the Company issued a notice of termination under the Lease Agreement, dated as of September 30, 2007, between the Company and One Penn Plaza LLC, as previously supplemented and amended (as so supplemented and amended, the “Lease”) for office space at One Penn Plaza in New York, New York.  The termination of the Lease triggered an early termination payment by the Company of approximately $0.9 million and will be effective in January 2018, through which time the Company will be responsible for paying continuing rental fees, as well as taxes, operating expenses and utility and other charges related to the leased premises.

On January 26, 2017, the Company issued a notice of termination under the Sublease Agreement between the Company and Otsuka America Pharmaceutical, Inc. (the “Sublease”) for office space at One University Square, Princeton, New Jersey.  The termination of the Sublease triggered an early termination payment by the Company of approximately $1.2 million and will be effective in February 2018, through which time the Company will be responsible for paying continuing rental fees, as well as taxes, operating expenses and utility and other charges related to the subleased premises.

On January 26, 2017, the Company issued a notice of termination under its Office Lease Agreement between the Company and PSN Partners, L.P. (the “Office Lease”) for office space in Palmer Square in Princeton, New Jersey.  The termination of the Office Lease did not trigger any early termination payment and will be effective in October 2017, through which time the Company will be responsible for paying continuing rental fees.

During January 2017, the Company made the early termination payments as described above and recognized $2.1 million of additional facilities costs which were recorded in "General and administrative" expense in the Company's Statements of Operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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
There are two forms of AMD, dry AMD and wet AMD. Dry AMD can progress to wet AMD. Although dry AMD is the most common form of AMD, there are no therapies approved by the U.S. Food and Drug Administration or European Medicines Agency to treat this condition. We are currently developing our product candidate Zimura as a monotherapy for the treatment of GA, a form of dry AMD, as well as in combination with anti-VEGF drugs for the treatment of wet AMD.  Zimura is an inhibitor of complement factor C5, a protein that is associated with complement mediated inflammation and cell damage, which we believe may be involved in the development and progression of dry AMD and wet AMD. We have completed a multicenter, uncontrolled, open-label Phase 1/2a clinical trial of Zimura monotherapy for the treatment of GA, a multicenter, uncontrolled, open-label, ascending dose and parallel group Phase 1/2a clinical trial of Zimura administered in combination with Lucentis for the treatment of wet AMD and a very small, uncontrolled, open-label Phase 2a clinical trial investigating Zimura's potential role when administered in combination with anti-VEGF drugs for the treatment of polypoidal choroidal vasculopathy, or PCV, which is considered a subtype of wet AMD, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. Currently, we have the following ongoing clinical trials for Zimura:
•Zimura Phase 2a Wet AMD Study.  During the fourth quarter of 2015, we initiated an open‑label Phase 2a clinical trial to evaluate Zimura’s potential role when administered in combination with anti‑VEGF therapy for the treatment of wet AMD in patients who do not respond adequately to treatment with anti-VEGF monotherapy. We plan to enroll up to approximately 60 patients in this trial, and may include patients with PCV. Recruitment of patients in this study is ongoing.

•Zimura Phase 2/3 GA Study.  During the fourth quarter of 2015, we initiated a randomized, double‑masked, controlled Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with GA. Recruitment of patients in this study is ongoing.
We remain very early in the recruitment phase for both of our ongoing Zimura clinical trials.
In early 2017, we engaged a financial advisor and initiated a plan to review our strategic alternatives in order to maximize shareholder value following the failure of two of our three pivotal Fovista trials. Without limiting any option, the principal focus of this plan, based on our deep expertise and experience in ophthalmology, is to actively explore obtaining rights to additional products, product candidates and technologies to treat ophthalmic diseases, particularly those of the back of the eye. We are particularly interested in obtaining rights to product candidates for ocular indications with a high unmet medical need. We believe that, with our expertise and experience in ophthalmology, we are well positioned to explore and critically evaluate a variety of opportunities. We also believe that our focus on diseases of the eye and our experienced management team will make us an attractive collaborator or acquirer for companies seeking to out-license or sell rights to products, product candidates or technologies. As part of our updated business plan, we are also reviewing whether there is any scientific rationale for potentially developing our current product candidates, Fovista and Zimura, in one or more other ophthalmic indications where there is a high unmet need. As part of our strategic review, we may also consider other alternatives, including the acquisition of products, product candidates or technologies or other assets outside of ophthalmology, mergers or other transactions involving our company as a whole, collaboration transactions, or the license, sale or divestiture of some of our assets or technologies. We cannot be sure when or if this strategic review process will result in any type of transaction. As of March 31, 2017, we had $227.6 million in cash, cash equivalents, and marketable securities, of which approximately $45 million to $55 million is committed to the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementation of a previously announced reduction in personnel and related costs, cancellation fees related to manufacturing commitments, and obtaining initial, top-line data for the OPH1004 trial during the second half of 2017.
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

Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis also paid us$50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $130.0 million. Under the terms of the Novartis Agreement, Novartis is also obligated to pay us up to an aggregate of an additional $300.0 million upon achievement of specified regulatory milestones, including marketing approval and reimbursement approval in certain countries in the Novartis Territory. In addition, Novartis has agreed to pay us up to an aggregate of an additional $400.0 million if Novartis achieves specified sales milestones in the Novartis Territory. Novartis also is obligated to pay us royalties with respect to standalone Fovista products and combination Fovista products that Novartis successfully commercializes. We will receive royalties at a mid-thirties percentage of net sales of standalone Fovista products and a royalty of approximately equal value for sales of combination Fovista products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage or market exclusivity. Novartis’s obligation to pay such royalties will continue on a licensed product-by- licensed product and country-by-country basis until Novartis’s last actual commercial sale of such licensed product in such country. We will continue to be responsible for royalties we owe to third parties on sales of Fovista products.

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

Overview of Funding History and Requirements

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. As of March 31, 2017, we had an accumulated deficit of $642.1 million. Our net loss was $43.1 million for the three months ended March 31, 2017, and $193.4 million for the year ended December 31, 2016, and we expect to continue to incur significant operating losses for the foreseeable future. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement, $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $130.0 million.

We expect to continue to incur research and development expenses as we wind down the OPH1002 and OPH1003 trials and the Fovista Expansion Studies, continue the OPH1004 trial, for which we expect initial, top-line data to be available during the second half of 2017, and as we continue our Zimura development programs. However, due to the terminations of the OPH1002 and OPH1003 trials and the Fovista Expansion Studies, our overall research and development expenses are decreasing significantly compared to prior years until such time as we undertake additional development programs, including in relation to additional product candidates we may in-license or acquire as we pursue our updated business plan. We plan to reassess our existing Fovista and Zimura development programs throughout 2017 as the implementation of our updated business plan progresses and evolves, with the goal of aligning corporate resources in the context of a potentially broader product pipeline. We expect that our reassessment of our Fovista development program for the treatment of wet AMD will be primarily determined by the initial, top-line data from OPH1004 and that our reassessment of our Zimura development program may be particularly affected by the results of a competitor’s Phase 3 clinical trial of a complement inhibitor being studied for the treatment of GA. Data from both our OPH1004 trial and our competitor’s Phase 3 trial for the treatment of GA are expected during the second half of 2017.  As a result of this reassessment, we may modify, expand or terminate some or all of our development programs or clinical trials at any time. The outcome of these reassessments, as well as the progress of our plans to potentially acquire additional products, product candidates or technologies will determine whether and to what extent we will continue to incur research and development costs for each of our development programs going forward.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate significant product revenue unless, and until, we obtain marketing approval for, and commercialize, any of our product candidates, which may take several years. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will also depend on many other factors, including whether we are successful in our pursuit to acquire or in-

license and subsequently develop additional product candidates or technologies. We may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Financial Operations Overview

Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in thousands)
License revenue	$—	$—
Research and development activity revenue	1,658	1,275
API transfer revenue	—	14,443
Joint operating committee revenue	4	3
Total collaboration revenue	$1,662	$15,721

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

The following table summarizes our research and development expenses for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in thousands)
Fovista	$10,440	$24,611
Zimura	5,632	1,266
Personnel-related	10,952	5,198
Share-based compensation	4,150	4,685
Other	805	2,010
	$31,979	$37,770

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
See the “Liquidity and Capital Resources” section on page 36 of this Quarterly Report on Form 10-Q for more information regarding our current and future financial resources and our expectations regarding our research and development expenses and funding requirements.

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

Revenue Recognition—Collaboration Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to certain contingencies associated with the payment. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement.  We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in thousands)
License revenue	$—	$—
Research and development activity revenue	1,658	1,275
API transfer revenue	—	14,443
Joint operating committee revenue	4	3
Total collaboration revenue	$1,662	$15,721

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

We use the Black-Scholes option pricing model to value our stock option awards and the options to purchase shares under our ESPP. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk-free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Expected common stock price volatility	81%	71%
Risk-free interest rate	2.10%-2.38%	1.47%-1.90%
Expected term of options (years)	6.2	6.2
Expected dividend yield	—	—

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

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $6.1 million and $8.3 million for the three months ended March 31, 2017 and 2016, respectively, net of expected forfeitures. As of March 31, 2017, we had $32.4 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.5 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.

For the three months ended March 31, 2017 and 2016, we allocated share-based compensation as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Research and development	$4,150	$4,685
General and administrative	1,914	3,647
Total	$6,064	$8,332

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

In 2015, we incurred losses for tax purposes. As of December 31, 2015, we had recorded net deferred tax assets of $23.1 million. We realized these net deferred tax assets in 2016 due to our ability to carry back our 2015 federal tax loss to 2014. We expect to carry forward our 2015 and 2016 state tax losses due to various state restrictions on the use of carryback claims. We are projecting tax losses for 2017. The deferred tax assets associated with these losses incurred to date in 2017 have a full valuation allowance recorded against them, however, due to our history of losses and the lack of other positive evidence to support future taxable income against which these losses could be applied. See Note 7 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$1,662	$15,721	$(14,059)
Operating expenses:
Research and development	31,979	37,770	(5,791)
General and administrative	13,159	14,696	(1,537)
Total operating expenses	45,138	52,466	(7,328)
Loss from operations	(43,476)	(36,745)	6,731
Interest income	378	446	(68)
Other income (loss)	(21)	30	(51)
Loss before income tax provision	(43,119)	(36,269)	6,850
Income tax provision	3	32	(29)
Net loss	$(43,122)	$(36,301)	$6,821

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2017 was $1.7 million. Using the relative selling price method, we recognized $1.7 million related to the research and development activities we performed under the Novartis Agreement and a de minimis amount of revenue related to our joint operating committee participation obligations.

Collaboration revenue for the three months ended March 31, 2016 was $15.7 million. Using the relative selling price method, we recognized $1.3 million related to research and development activities performed under the Novartis Agreement, $14.4 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue associated with our joint operating committee participation obligation during the same period.

Research and Development Expenses

Our research and development expenses were $32.0 million for the three months ended March 31, 2017, a decrease of $5.8 million compared to $37.8 million for the three months ended March 31, 2016. Research and development expenses for the three months ended March 31, 2017 include approximately $4.8 million in costs related to our previously announced reduction in force. The decrease in research and development expenses for the three months ended March 31, 2017 was primarily due to a $14.2 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies, a $1.0 million decrease in professional services and consulting fees, and a $0.5 million decrease in share-based compensation costs. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities, lower clinical trial costs relating to the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies. This overall decrease was offset by a $4.4 million increase associated with our Zimura program, primarily related to manufacturing expenses, and a $5.8 million increase to personnel expenses associated with additional severance costs.

General and Administrative Expenses

Our general and administrative expenses were $13.2 million for the three months ended March 31, 2017, a decrease of $1.5 million compared to $14.7 million for the three months ended March 31, 2016. General and administrative expenses for the three months ended March 31, 2017 include approximately $3.9 million in costs related to our previously announced reduction in force and the termination of facilities leases. The decrease in general and administrative expenses was primarily due to a decrease in costs to support our operations and infrastructure offset by the additional severance and lease termination costs.

Interest Income

Interest income for the three months ended March 31, 2017 was $0.4 million compared to $0.4 million for the three months ended March 31, 2016. The interest income earned during the three months ended March 31, 2017 was the result of an increase of our investment portfolio yields offset by a decrease in our cash and cash equivalent balances available for investment.

Income Tax Provision

We recorded a provision for income taxes of $3 thousand and $32 thousand, respectively, for the three months ended March 31, 2017 and 2016.  The provision in each period related to prior year filings.

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

In May 2014, we received an upfront payment of $200.0 million upon execution of the Novartis Agreement in connection with the grant of a license for the rights to commercialize Fovista outside the United States. In each of November 2014 and April 2015 we received payments of $50.0 million upon the achievement of two patient enrollment-based milestones, and in August 2016, $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate total of $130.0 million. In connection with the receipt of the upfront payment from Novartis, we made a milestone payment in June 2014 of approximately $19.8 million to Nektar Therapeutics, or Nektar. We are entitled to certain additional future payments from Novartis based on the continued clinical development, and in the event of regulatory approval and/or commercial success, of Fovista. See “Licensing and Commercialization Agreement with Novartis Pharma AG” below for further information.

Cash Flows

As of March 31, 2017, we had cash, cash equivalents and marketable securities totaling $227.6 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities, money market funds and certain investment-grade corporate debt securities.

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(61,512)	$(36,740)
Investing Activities	20,105	(2,067)
Financing Activities	31	768
Net change in cash and cash equivalents	$(41,376)	$(38,039)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $61.5 million and relates primarily to net cash used for the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementation of a previously announced reduction in personnel and related costs, and cancellation fees related to manufacturing commitments, as well as continuation of our OPH1004 trial and general and administrative and corporate infrastructure expense.

Net cash used in operating activities for the three months ended March 31, 2016 was $36.7 million and related primarily to net cash used to fund our Fovista Phase 3 program, our Fovista expansion studies, Fovista manufacturing activities, as well as manufacturing and clinical trial costs for our Zimura program and expenditures related to general and administrative expenses.

See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was $20.1 million and relates primarily to proceeds from the maturities of marketable securities totaling $32.1 million offset by purchases of marketable securities totaling $12.0 million. Net cash used in investing activities for the three months ended March 31, 2016 was $2.1 million, which related primarily to proceeds from the maturities of marketable securities totaling $10.0 million offset by purchases of marketable securities totaling $12.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $31 thousand for the three months ended March 31, 2017 and $768 thousand for the three months ended March 31, 2016 and related to proceeds from stock option/employee stock purchase plan exercises in each respective period.

Funding Requirements

We currently have two product candidates, Fovista and Zimura, which are in clinical development. We expect to continue to incur significant research and development expenses as we wind-down the OPH1002 and OPH1003 trials and the Fovista Expansion Studies, continue the OPH1004 trial and pursue the development of Zimura for the treatment of GA and in combination with anti-VEGF drugs for the treatment of wet AMD, as we review whether there is any scientific rationale for potentially developing, or undertake development of, Fovista or Zimura in additional indications, and as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. For Fovista, our ex‑U.S. commercialization partner Novartis is responsible for these commercialization expenses outside the United States. We are party to agreements, specifically a divestiture agreement with OSI (Eyetech), Inc., or Eyetech, which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Fovista and Zimura. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional products, product candidates or technologies would include similar obligations.
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

As of March 31, 2017, we had cash, cash equivalents, and marketable securities of $227.6 million, of which approximately $45 million to $55 million is committed to the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementing a previously announced reduction in personnel and related costs, cancellation fees related to manufacturing commitments, and obtaining initial, top-line data for the OPH1004 trial during the second half of 2017. We estimate that our 2017 year-end cash balance will range between $140 million to $160 million, excluding any potential business development activities or any changes to our current clinical development programs. We also had $369.9 million in total liabilities as of March 31, 2017, $333.3 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement, which we are required to show as liabilities on our balance sheets under generally accepted accounting principles but which, in the case of Novo, do not correspond to any contractual repayment obligation, or in the case of Novartis, are highly unlikely to be triggered.

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

•	if OPH1004 is positive and we decide to pursue further development of Fovista, the costs and timing of restarting the manufacturing of commercial supply for Fovista;

•	the costs and timing of process development and manufacturing scale‑up and validation activities associated with Zimura;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property‑related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
Furthermore, following our receipt and announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD in December 2016, we implemented a restructuring plan that included a reduction in personnel. This reduction in personnel is expected to involve approximately 80% of our pre-announcement workforce and will include employees from nearly every department. We expect to realize estimated annualized cost savings from the reduction in personnel in the range of $25 million to $30 million starting in the third quarter of 2017. We may not be able to successfully implement the restructuring and we may not realize the planned or expected cost savings benefits, which could adversely affect our estimate of the period for which our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements as currently planned. As of March 31, 2017, we reduced our workforce by 74 employees in connection with the reduction in personnel, and we expect the reduction of the additional 45 affected employees to be substantially complete during the second and third quarters of 2017.  In connection with such reduction in personnel, we estimate that we will incur approximately $13.2 million of aggregate pre-tax charges during the first three quarters of 2017, of which approximately $12.2 million is expected to result in cash expenditures.  These pre-tax charges relate to (a) expected severance and other employee costs of approximately $11.1 million and (b) expected lease termination costs of approximately $2.1 million.  As of March 31, 2017, our cash expenditures related to such reduction in personnel totaled $4.8 million.
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

In December 2016, following receipt of initial, top-line data from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we canceled all of our outstanding purchase orders with Agilent for the manufacture of Fovista API for commercial drug product. In April 2017, we agreed to pay Agilent $12.7 million to satisfy our outstanding obligations for cancellation fees with respect to such canceled purchase orders, payment of which was made in April 2017.
Clinical and Commercial Services Agreement with Ajinomoto Althea, Inc.

In October 2016, we and Ajinomoto Althea, Inc., or Althea, entered into a Clinical and Commercial Services Agreement, which we refer to as the Fill/Finish Services Agreement. Pursuant to the Fill/Finish Services Agreement, Althea has agreed to provide clinical and commercial fill/finish services for Fovista and Zimura, as well as any future product candidates that we and Althea may mutually agree. The Fill/Finish Services Agreement has an initial term that will expire at the end of 2027, absent termination by either party in accordance with the terms of the Fill/Finish Services Agreement. The initial term of the Fill/Finish Services Agreement may be extended by mutual agreement of the parties. The amount payable by us to Althea under the Fill/Finish Services Agreement is based on the volume of finished drug product that we order, subject to periodic adjustments over the term of the Fill/Finish Services Agreement. In addition, in the event that we order a specified volume of product, Althea has agreed to supply biological or pharmaceutical drug products meeting certain parameters exclusively to us. We may cancel any purchase order under the Fill/Finish Services Agreement at any time, subject to the payment of specified cancellation fees. We may terminate the Fill/Finish Services Agreement, without cause, as of any date following the third anniversary of the effective date upon six months’ prior notice to Althea. Each party also has the right to terminate the Services Agreement for other customary reasons such as material breach and bankruptcy. The Fill/Finish Services Agreement contains provisions relating to compliance by Althea with current Good Manufacturing Practices, cooperation by Althea in connection with marketing applications for our product candidates, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.
In December 2016, following receipt of initial, top-line data from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we canceled all of our outstanding purchase orders with Althea for the fill and finish of Fovista commercial drug product. We incurred approximately $0.6 million in connection with such cancellations in relation to non-returnable materials procured by Althea in anticipation of fulfilling such purchase orders, payment of which is expected to be made during the second quarter of 2017.

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

The royalty payment period begins on the commercial launch of Fovista and ends, on a country-by-country basis, on the latest to occur of the twelfth anniversary of the commercial launch of Fovista, the expiration of certain patent rights covering Fovista, and the expiration of regulatory exclusivity for Fovista, in each applicable country. Royalty payments will be payable quarterly in arrears during the royalty period. Our obligations under the Novo Agreement may also apply to certain other anti-PDGF, products we may develop.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases (1)	$1,925	$1,925	$—	$—	$—
Purchase Obligations (2)	13,281	13,281	—	$—	—
Severance and Other Employee Benefits (3)	7,416	7,416	—	—	—
Total (4)	$22,622	$22,622	$—	$—	$—

(1)                           The table above includes our continuing rent obligations through February 2018.

(2)                           Purchase obligations represent our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our clinical and commercial supply agreements with Agilent. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(3)
Severance and Other Employee Benefits represents our commitments under the Board of Directors' approved plan to implement a reduction in personnel which is expected to involve approximately 80% of our workforce in the aggregate.

(4)                     This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (d) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above, (e) agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur and (f) our royalty purchase liability of $125.0 million as of March 31, 2017, due to the fact that the royalty payment period, if any, is not known.

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

•
Under a license, manufacturing and supply agreement with Nektar for specified pegylation reagents used to manufacture Fovista, we are obligated to make future payments to Nektar of up to an aggregate of $6.5 million if we achieve specified clinical and regulatory milestones, and an additional payment of $3.0 million if we achieve a specified commercial milestone with respect to Fovista. We are obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product we successfully commercialize, with the royalty percentage determined by our level of licensed product sales, the extent of patent coverage for the licensed product and whether we have granted a third-party commercialization rights to the licensed product. In June 2014, we paid Nektar $19.8 million in connection with our entry into the Novartis Agreement.

We also have letter agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur. For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2017 annual meeting of stockholders, as filed with the SEC on April 24, 2017.

In December 2016, we announced that we had determined to implement a reduction in personnel to focus on an updated business plan. In January 2017, our Board of Directors approved a plan to implement a reduction in personnel that is expected to involve approximately 80% of our workforce based on the number employees at the time the plan was approved and is expected to be substantially complete during the first and second quarters of 2017. We expect to realize estimated annualized cost savings from the reduction in personnel in the range of $25 million to $30 million starting in the third quarter of 2017. As of March 31, 2017, we reduced our workforce by 74 employees in connection with the reduction in personnel and expect the reduction of the additional 45 affected employees to be substantially complete during the second and third quarters of 2017.  In connection with such reduction in personnel, we estimate that we will make future cash expenditures totaling approximately $12.2 million, which relate to expected severance and other employee costs. As of March 31, 2017, our cash expenditures related to such reduction in personnel totaled $4.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $227.6 million as of March 31, 2017, consisting of cash, investments in money market funds and certain investment-grade corporate debt securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2017, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On January 11, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. The complaint purports to be brought on behalf of shareholders who purchased our common stock between May 11, 2015 and December 12, 2016. The complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF drugs for the treatment of wet AMD. The complaint seeks equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs.

On March 9, 2017, a second putative class action lawsuit was filed against us and the same group of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. The complaint purports to be brought on behalf of shareholders who purchased our common stock between May 11, 2015 and December 9, 2016. The allegations made in the complaint are similar to those made in the Micholle complaint. Putative lead plaintiffs in the Micholle action have moved to consolidate the Micholle and Wasson actions.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business.

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
We have invested a significant portion of our efforts and financial resources in the development of Fovista to be administered in combination with anti‑VEGF drugs for the treatment of wet AMD, as well as the potential commercial launch of Fovista. In December 2016, we announced initial, top-line data from two pivotal, Phase 3 clinical trials, which we refer to as OPH1002 and OPH1003, evaluating the safety and efficacy of 1.5mg of Fovista administered in combination with monthly 0.5mg Lucentis® (ranibizumab) anti-VEGF therapy compared to monthly 0.5mg Lucentis monotherapy for the treatment of wet AMD. The pre-specified primary endpoint of mean change in visual acuity at 12 months was not achieved for either OPH1002 or OPH1003. Moreover, we have not observed any clinically meaningful visual benefit when 1.5mg of Fovista was added to a monthly regimen of 0.5mg Lucentis therapy for any subgroup of patients that we have analyzed from the OPH1002 and OPH1003 trials, including subgroups based on baseline visual acuity, baseline lesion size or the baseline amount of the classic component of choroidal neovascularization, or CNV.  Following the December 2016 data announcement, we subsequently stopped treating patients in, and terminated, both the OPH1002 and OPH1003 trials.  OPH1004, our remaining Phase 3 clinical trial, which is evaluating the safety and efficacy of 1.5 mg of Fovista administered in combination with 2.0mg Eylea® (afilbercept) or 1.25mg Avastin® (bevacizumab) anti-VEGF therapy compared to 2.0mg Eylea or 1.25mg Avastin monotherapy for the treatment of wet AMD, remains ongoing, with initial, top-line data expected to be available during the second half of 2017.
Following the failure of our pivotal OPH1002 and OPH1003 Fovista trials, we initiated a plan to review our strategic alternatives in order to maximize shareholder value and implement an updated business plan. This updated business plan requires us to be successful in a number of challenging, uncertain and risky activities, including identifying promising new assets for development that are available for acquisition or in-license, negotiating and executing an acquisition or in-license agreement for one or more of those programs on favorable terms and designing and executing a clinical program for any newly acquired product candidates, or for our existing product candidates, potentially in different indications than we have previously investigated. We may not be successful at one or more of the activities required for us to execute this new updated business plan. As part of our strategic review, we may also consider other alternatives, including the acquisition of products, product candidates or technologies or other assets outside of ophthalmology, mergers or other transactions involving our company as a whole, collaboration transactions, or the license, sale or divestiture of some of our assets our technologies. We cannot be sure when or if this strategic review process will result in any type of transaction. Even if we pursue a transaction, such transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term.

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
While we believe that there is a low likelihood of a positive data outcome for OPH1004, a positive data outcome may pose significant financial, operation and regulatory challenges. Even if such data are favorable, the regulatory path for the potential approval of Fovista combination therapy for the treatment of wet AMD would be highly uncertain. The FDA and similar regulatory authorities outside the United States require two adequate and well controlled clinical trials demonstrating safety and effectiveness for marketing approval for an ophthalmic pharmaceutical product. Even with a positive data outcome from OPH1004, the FDA may not consider OPH1004 to be one of the two adequate and well controlled clinical trials required for marketing approval and, unless we are able to agree with the FDA and similar regulatory authorities outside the United States on an alternative regulatory pathway for approval, we may be required to conduct one or more additional clinical trials to demonstrate the safety and efficacy of Fovista in combination with one or more anti-VEGF drugs for the treatment of wet AMD. Conducting one or more large Phase 3 studies of Fovista combination therapy for the treatment of wet AMD would be expensive and time consuming and would require us to seek additional funding. Because we have already substantially reduced, and expect to continue to reduce, our personnel as part of an overall planned reduction in personnel involving approximately 80% of our workforce, a positive outcome would require us to either hire additional employees or engage a large number of consultants or other vendors in order to successfully execute one or more large Phase 3 studies. We would also need to make arrangements with our suppliers to restart activities for clinical and commercial manufacturing, supply, packaging and distribution of Fovista which could result in delays in commencing a Phase 3 study. Even if we do obtain favorable data from two adequate and well controlled clinical trials, the FDA or similar regulatory authorities outside the United States may not grant marketing approval for a product candidate if such regulatory authorities do not believe that the benefits offered by such product candidate are clinically meaningful or that such benefits outweigh the observed or potential risks, which they may conclude based on potentially inconsistent and conflicting data regarding the efficacy of Fovista combination therapy.

Even if we are able to obtain marketing approval for Fovista for use in combination with one or more anti‑VEGF drugs, because Avastin is not approved for use in treating wet AMD, either in the United States or outside of the United States, regulatory authorities may not permit the product label for Fovista to include the use of Fovista in combination with Avastin. For example, we have had interactions regarding our planned application for marketing approval with the European regulatory authorities, including EMA’s Committee for Medicinal Products for Human Use, or CHMP, which is the committee responsible for preparing opinions on questions concerning medicines for human use. The CHMP informed us that the final label for Fovista, if it receives marketing approval, may be required to specify the licensed anti‑VEGF drugs that were studied in combination with Fovista; Avastin is not licensed for intravitreal use in the European Union.
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
We were incorporated and commenced active operations in 2007. Our operations to date have been focused on organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista, Zimura and other product candidates. We have not yet demonstrated our ability to successfully complete a large‑scale, pivotal clinical trial with data sufficient to obtain marketing approval, apply for and obtain marketing approval, qualify a commercial manufacturer through a pre-approval inspection with respect to any of our products, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
We have incurred significant operating losses since our inception. We expect to continue to incur losses until such time, if ever, that we successfully commercialize our product candidates and may never achieve or maintain profitability.

Since inception, we have experienced significant cash outflows in funding our operations. As of March 31, 2017, we had an accumulated deficit of $642.1 million. Our net loss was $43.1 million for the three months ended March 31, 2017, and $193.4 million for the year ended December 31, 2016 and we expect to continue to incur significant operating losses for the foreseeable future. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, which we entered into in May 2013, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014, and funds we received under the Novartis Agreement, which we entered into in May 2014.

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
As of March 31, 2017, we had cash, cash equivalents, and marketable securities of $227.6 million, of which approximately $45 million to $55 million is committed to the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementing a previously announced reduction in personnel and related costs, cancellation fees related to manufacturing commitments, and obtaining initial, top-line data for the OPH1004 trial during the second half of 2017 . We estimate that our 2017 year-end cash balance will range between $140 million to $160 million, excluding any potential business development activities or any changes to our current clinical development programs. We also had $369.9 million in total liabilities as of March 31, 2017, of which $333.3 million related to the Novo Agreement and deferred revenue associated with the Novartis Agreement, which we are required to show as liabilities on our balance sheets under generally accepted accounting principles but which, in the case of Novo, do not correspond to any contractual repayment obligation, or in the case of Novartis, are highly unlikely to be triggered.

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

•	if OPH1004 is positive and we decide to pursue further development of Fovista, the costs and timing of restarting the manufacturing of commercial supply for Fovista;

•	the costs and timing of process development and manufacturing scale‑up and validation activities associated with Zimura;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property‑related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.

Furthermore, following our receipt and announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD in December 2016, we implemented a restructuring plan that included a reduction in personnel. This reduction in personnel is expected to involve approximately 80% of our pre-announcement workforce and will include employees from nearly every department. We expect to realize estimated annualized cost savings from the reduction in personnel in the range of $25 million to $30 million starting in the third quarter of 2017. As of March 31, 2017, we reduced our workforce by 74 employees in connection with the reduction in personnel, and we expect the reduction of the additional 45 affected employees to be substantially complete during the second and third quarters of 2017.  In connection with such reduction in personnel, we estimate that we will incur approximately $13.2 million of aggregate pre-tax charges during the first three quarters of 2017, of which approximately $12.2 million in the aggregate is expected to result in cash expenditures. As of March 31, 2017, the Company's cash expenditures related to such reduction in personnel totaled $4.8 million.
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

We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.
We and certain of our current and former executive officers have been named as defendants in two purported class action lawsuits initiated earlier this year that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF drugs for the treatment of wet AMD. The complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional similar lawsuits might be filed.
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
We currently rely upon a single third‑party manufacturer, Agilent Technologies, to supply us with the chemically synthesized aptamers comprising the API for both Fovista and Zimura and a different, single third‑party manufacturer, Ajinomoto Althea, to provide fill/finish services for both Fovista and Zimura. In order to obtain and maintain regulatory approval for Fovista or Zimura, our third‑party manufacturers will be required to consistently produce the API used in Fovista or Zimura in commercial quantities and of specified quality and to execute fill/finish services on a repeated basis and document their ability to do so. If the third‑party manufacturers are unable to satisfy this requirement, our business would be materially and adversely affected. During the third quarter of 2016, we completed the manufacture of validation batches of Fovista API produced at commercial scale. However, given the negative results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we are not currently manufacturing clinical or commercial supplies of Fovista. If OPH1004 is positive and we decide to pursue further development of Fovista, we would eventually need to restart the process for commercial supply, including obtaining scheduling commitments from both Agilent and Althea which could prove challenging if these manufacturers are at or near capacity. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process.
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
There are a number of products in preclinical research and clinical development by third parties to treat wet AMD. Based on publicly available information, we are aware that Regeneron Pharmaceuticals, Ohr Pharmaceutical, Santen, Tyrogenex, Allergan and GrayBug each have PDGF inhibitors in clinical or pre-clinical development for wet AMD. Several of these product candidates also inhibit VEGF or are administered directly with an anti-VEGF agent in a manner that could negatively impact demand for a separate intravitreal injection of an anti-PDGF agent such as Fovista. The most advanced of these product candidates is Regeneron’s, for which negative Phase 2 data was previously announced in December 2016 and additional data may be announced during 2017. In addition, Ohr Pharmaceutical recently announced plans to amend its ongoing clinical trial to enable efficacy analyses by the end of 2017 or early 2018.
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
There are a number of products in preclinical research and clinical development by third parties to treat dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include inflammation suppression, such as complement system inhibitors and corticosteroids, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular enhancers. Based on publicly available information, we are aware that Genentech, Novartis / MorphoSys, Apellis, Hemera Biosciences, Achillion, Ra Pharmaceuticals and Catalyst Biosciences each have complement inhibitors in development, the most advance of which is Genentech’s humanized Fab fragment targeting complement factor D, for which data from Phase 3 trials is expected during the second half of 2017. If Genentech's Phase 3 trials for its complement factor D product candidate are successful, it is likely that Genentech would obtain marketing approval for such product candidate several years in advance of when we could reasonably expect marketing approval for Zimura in GA, if at all. Moreover, based on publicly available information, we are aware that several other companies have announced development programs for the treatment of dry AMD targeting different mechanisms of action outside of the complement cascade.
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
We currently rely exclusively upon a single third-party manufacturer to provide supplies of both Fovista API and Zimura API and a different single third-party manufacturer to provide fill/finish services for Fovista and Zimura. Although we have agreements in place with Agilent for the supply of Fovista API and with Althea for clinical and commercial fill/finish services, we do not currently have any contractual commitments for the supply of Zimura API. Additionally, given the negative results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we are not currently manufacturing commercial supplies of Fovista. If OPH1004 is positive and we decide to pursue further development of Fovista, we would eventually need to restart the process for commercial supply, including obtaining scheduling commitments from both Agilent and Ajinomoto Althea which could prove challenging if these manufacturers are at or near capacity. We also do not currently have arrangements in place for redundant supply or a second source for API for Fovista or Zimura or for a redundant supply or a second source for fill/finish services. The prices for manufacturing activities that are not yet contractually committed may vary substantially over time and adversely affect our financial results. Furthermore, we and our contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of each of Fovista and Zimura.
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
In December 2016, following our receipt and announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we announced that we had determined to implement a reduction in personnel to focus on an updated business plan. This reduction in personnel is expected to involve approximately 80% of our pre-announcement workforce and will include personnel from nearly every department. As of March 31, 2017, we reduced our workforce by 74 employees in connection with the reduction in personnel, and we expect the reduction of the additional 45 affected employees to be substantially complete during the second and third quarters of 2017.  Although we are reducing our personnel substantially, we are continuing to function as a development company and need to continue all or nearly all of our prior business functions to support such development, including clinical operations, regulatory affairs, drug safety, data management, outsourced manufacturing and supply chain and quality assurance, as well as all of our general and administrative functions and public company infrastructure. Due to our limited financial resources and the inherent challenges associated with managing such a reduction in personnel, we may not be able to manage effectively the reduction in personnel and transition of operations to remaining employees. In addition, as part of implementing our reduction in personnel, we have issued notices of termination under our existing office leases, each of which now is scheduled to terminate in late 2017 or early 2018. It is possible that we may not be able to find suitable replacement office space for our remaining employees on acceptable terms, or at all, which could harm our operating results and/or materially disrupt our operations.

Notwithstanding the reduction in personnel, we remain highly dependent on David R. Guyer, M.D., our Chief Executive Officer, and Glenn P. Sblendorio, our President, as well as the other principal members of our management, scientific and clinical teams. In April 2017, we announced that, effective as of July 1, 2017, Dr. Guyer will transition to the newly created role of Executive Chairman and Mr. Sblendorio will become Chief Executive Officer and will continue in his role as President. We do not maintain “key person” insurance for any of our executives or other employees. Although we have entered into letter agreements with our executive officers, each of them and our non-executive employees may terminate their employment with us at any time. As a result, key employees that we expect to retain through specific dates to assist with transition activities may choose not to remain employees. In addition, we may experience difficulties in retaining key employees that we have identified for retention, given the change in prospects for our company as well as other challenges. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our updated business strategy. Furthermore, replacing any such executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to strategically attract or retain high quality personnel as we implement our new business plan, our ability to pursue our development strategy would be limited.
In connection with the reduction in personnel, we estimate that we will incur approximately $13.2 million of aggregate pre-tax charges during the first and second quarters of 2017, of which approximately $12.3 million in the aggregate is expected to result in future cash expenditures, representing a significant cost in relation to our remaining limited resources. In connection with the reduction in personnel, we recognized approximately $6.7 million of severance and other employee costs, with cash expenditures of $4.8 million, for the three months ended March 31, 2017. Moreover, the reduction in personnel may divert our management’s time and attention. Any inability to manage the reduction in personnel could delay the execution of our updated business plan or disrupt our operations.
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
For example, following our announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, the closing price of our common stock declined from $38.77 on December 9, 2016 to $5.29 on December 12, 2016. In addition, following the announcement by Regeneron on September 30, 2016 that its co-formulated anti-PDGF/Eylea product candidate failed to meet the primary endpoint of a Phase 2 clinical trial at 12 weeks, the closing price of our common stock declined from $54.12 on September 29, 2016 to $30.85 on November 3, 2016. Following

periods of volatility in the market price of a company’s stock, securities class‑action litigation has often been instituted against that company. We and certain of our current and former executive officers have been named as defendants in a purported class action lawsuit following our announcement of the initial, top-line results. See “Part II, Item 1-Legal Proceedings” and “-Risks Related to Our Updated Business Plan, Financial Position and Need for Additional Capital-We and certain of our current and former executive officers have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.” This proceeding and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.
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

OPHTHOTECH CORPORATION

Date: May 3, 2017	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Promotion Letter between the Registrant and Keith Westby, dated January 30, 2017

10.2	Letter Agreement between the Registrant and Keith Westby, dated February 2, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheets at March 31, 2017 and December 31, 2016 (unaudited), (ii)  Statements of Operations (unaudited) for the three month period ended March 31, 2017 and 2016, (iii)  Statements of Cash Flows (unaudited) for the three month period ended March 31, 2017 and 2016 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.