Form 10-Q
period 2017-06-30
Ophthotech Corp.
filed 2017-08-02
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017 there were 35,942,879 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the potential benefits of our updated business plan and strategy to initiate new development programs and potentially expand our product pipeline;

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

•
the timing, costs, conduct and outcome of our clinical trial of Zimura® (avacincaptad pegol) as a monotherapy for the treatment of geographic atrophy, or GA, a form of dry AMD, our planned clinical trial of Zimura in combination with an anti-VEGF drug for the treatment of wet AMD, our planned clinical trial of Zimura in combination with an anti-VEGF drug for the treatment of idiopathic polypoidal choroidal vasculopathy, our planned clinical trial of Zimura as a monotherapy for Stargardt disease, and our planned clinical trial of Zimura as a monotherapy for non-infectious intermediate and posterior uveitis, including statements regarding the timing of the initiation of and completion of enrollment in such trials, and the costs to obtain and timing of receipt of initial results from, and the completion of, such trials;

•
the timing, costs, conduct and outcome of our remaining Phase 3 clinical trial of Fovista® (pegpleranib) administered in combination with Eylea® (aflibercept) or Avastin® (bevacizumab) for the treatment of wet age-related macular degeneration, or AMD, and the National Eye Institute-led trial of Fovista administered in combination with an anti-VEGF drug for the treatment of the retinal capillary hemangiomas associated with the orphan disease Von-Hippel-Lindau Syndrome, including statements regarding the timing and the availability of, and the costs to obtain, initial, top-line results from, and the completion of, such trials;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
OPHTHOTECH CORPORATION
Unaudited Balance Sheets
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$140,917	$133,930
Available for sale securities	55,525	155,348
Due from Novartis Pharma AG	674	3,531
Prepaid expenses and other current assets	2,738	3,078
Total current assets	199,854	295,887
Property and equipment, net	1,888	3,281
Other assets	46	462
Total assets	$201,788	$299,630
Liabilities and Stockholders’ Deficit
Current liabilities
Accrued research and development expenses	$12,687	$47,240
Accounts payable and accrued expenses	6,268	12,032
Deferred revenue	6,646	6,646
Total current liabilities	25,601	65,918
Deferred revenue, long-term	200,007	203,330
Royalty purchase liability	125,000	125,000
Total liabilities	350,608	394,248
Stockholders’ deficit
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 35,932,179 and 35,733,276 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	36	36
Additional paid-in capital	515,615	504,517
Accumulated deficit	(664,285)	(598,959)
Accumulated other comprehensive loss	(186)	(212)
Total stockholders’ deficit	(148,820)	(94,618)
Total liabilities and stockholders’ deficit	$201,788	$299,630

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Collaboration revenue	$1,661	$28,198	$3,323	$43,919
Operating expenses:
Research and development	15,657	48,262	47,636	86,032
General and administrative	8,552	10,489	21,711	25,185
Total operating expenses	24,209	58,751	69,347	111,217
Loss from operations	(22,548)	(30,553)	(66,024)	(67,298)
Interest income	344	446	722	892
Other loss	(1)	(98)	(22)	(68)
Loss before income tax provision (benefit)	(22,205)	(30,205)	(65,324)	(66,474)
Income tax provision (benefit)	(1)	(260)	2	(228)
Net loss	$(22,204)	$(29,945)	$(65,326)	$(66,246)
Net loss per common share:
Basic and diluted	$(0.62)	$(0.85)	$(1.82)	$(1.88)
Weighted average common shares outstanding:
Basic and diluted	35,858	35,392	35,831	35,324

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(22,204)	$(29,945)	$(65,326)	$(66,246)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	36	(122)	26	355
Other comprehensive income (loss)	36	(122)	26	355
Comprehensive loss	$(22,168)	$(30,067)	$(65,300)	$(65,891)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016

Operating Activities
Net loss	$(65,326)	$(66,246)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,393	352
Amortization of premium and discounts on investment securities	137	331
Deferred income taxes	(8)	22,853
Share-based compensation	11,052	16,641
Changes in operating assets and liabilities:
Due from Novartis Pharma AG	2,857	(25,808)
Income tax receivable	(52)	(20,863)
Prepaid expense and other current assets	392	187
Accrued interest receivable	275	147
Other assets	416	(3)
Accrued research and development expenses	(34,553)	6,331
Accounts payable and accrued expenses	(5,764)	(4,249)
Deferred revenue	(3,323)	364
Net cash used in operating activities	(92,504)	(69,963)
Investing Activities
Purchase of marketable securities	(12,014)	(12,003)
Maturities of marketable securities	111,459	50,500
Purchase of property and equipment	—	(149)
Net cash provided by (used in) investing activities	99,445	38,348
Financing Activities
Proceeds from stock option/employee stock purchase plan exercises	46	3,808
Net cash provided by financing activities	46	3,808
Net change in cash and cash equivalents	6,987	(27,807)
Cash and cash equivalents
Beginning of period	133,930	221,861
End of period	$140,917	$194,054
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gain (loss) on available for sale securities, net of tax	$26	$355

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Notes to Unaudited Financial Statements
(tabular dollars and shares in thousands, except per share data)

1. Business

Description of Business and Organization

Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat ophthalmic diseases, with a focus on orphan and age-related retinal diseases. The Company currently has two product candidates, Zimura® (avacincaptad pegol), an anti-complement factor C5 aptamer, and Fovista® (pegpleranib), an anti-platelet derived growth factor, or PDGF, aptamer. Prior to 2017, the Company's primary focus was on developing Fovista and Zimura for various types of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina, known as the macula, that may result in blindness. In December 2016, the Company announced that two of its three pivotal, Phase 3 clinical trials for Fovista in combination with the anti-vascular endothelial growth factor, or anti-VEGF, drug Lucentis® (ranibizumab) for the treatment of wet AMD, failed to meet their primary endpoint.  The Company announced in early 2017 that it had engaged a financial advisor to assist it in reviewing the Company’s strategic alternatives, including identifying potential business development opportunities. Also beginning in early 2017, the Company undertook a reassessment of its development plans for Zimura and Fovista, which included an evaluation of the scientific rationale for potentially developing these product candidates in one or more other ophthalmic indications for which there is a high unmet need.

On July 26, 2017, the Company announced that it is pursuing a strategy to leverage its clinical experience and retina expertise to identify and develop therapies to treat multiple ophthalmic orphan diseases for which there are limited or no treatment options available. To this end, the Company plans to initiate a randomized, controlled clinical trial of Zimura as a monotherapy for the treatment of Stargardt disease, an inherited retinal orphan disease causing vision loss during childhood or adolescence, before the end of 2017. In parallel, the Company is continuing its on-going programs in age-related retinal diseases, including its ongoing Phase 2/3 clinical trial of Zimura as a monotherapy for the treatment of geographic atrophy, or GA, a form of dry AMD, and its wet AMD program for Zimura. The Company will continue to reassess the Zimura GA development program in light of the results of a competitor’s Phase 3 clinical trials of a complement inhibitor being studied for the treatment of GA, which are expected to be available during the second half of 2017. The Company is also continuing its business development efforts to identify and potentially obtain rights to additional products, product candidates and technologies that would complement its strategic goals as well as other compelling ophthalmology opportunities.

The Company's third, pivotal Phase 3 clinical trial of Fovista in combination with the anti-VEGF drugs Eylea® (aflibercept) or Avastin® (bevacizumab) for the treatment of wet AMD, referred to as OPH1004, also remains ongoing with initial, top-line data expected by the end of the third quarter of 2017. The Company's strategy for its Fovista wet AMD development program will be primarily determined based on these data and in the context of its other two failed Phase 3 clinical trials. The Company believes that the failure of its two prior Phase 3 trials and the failure of a competitor’s Phase 2 trial investigating the combination of a PDGF inhibitor and a VEGF inhibitor are indicative of a low likelihood of success for OPH1004.

As a result of the Company’s ongoing reassessment of its development programs and potential business development opportunities, the Company may modify, expand or terminate some or all of its development programs or clinical trials at any time.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2016, as filed with the SEC on February 28, 2017.

In the opinion of management, the unaudited financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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
As of June 30, 2017, the Company had cash, cash equivalents and available for sale securities of approximately $196.4 million. The Company believes that its existing cash, cash equivalents and available for sale securities as of June 30, 2017 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months.

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

Revenue Recognition

Collaboration Revenue

Prior to 2014, the Company had not generated any revenue. In May 2014, the Company received an upfront payment of $200.0 million in connection with its licensing and commercialization agreement with Novartis Pharma AG, (the “Novartis Agreement”), which has not been recorded as revenue due to the Company's right to terminate the agreement and associated obligation to repay the upfront payment under certain circumstances. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

License revenue	$—	$22,937	$—	$22,937
Research and development activity revenue	1,658	5,150	3,316	6,425
API transfer revenue	—	102	—	14,545
Joint operating committee revenue	3	9	7	12
Total collaboration revenue	$1,661	$28,198	$3,323	$43,919

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

Revenues from clinical and development and regulatory milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, are recognized upon successful accomplishment of the milestones. With regard to the Novartis Agreement, the Company has concluded that the clinical and development milestones and certain regulatory milestones are not substantive and that the marketing approval milestones are substantive. Milestone payments received that are not considered substantive are included in the allocable arrangement consideration and are recognized as revenue in proportion to the relative selling price allocation established at the inception of the arrangement. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

Concentration of Suppliers

The Company currently relies exclusively upon a single third-party manufacturer to provide supplies of the active pharmaceutical ingredient, or API, for both Zimura and Fovista. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of both Zimura and Fovista. In addition, the Company currently relies exclusively upon Nektar Therapeutics, or Nektar, to supply it with a proprietary polyethylene glycol, or PEG, reagent for Fovista under a manufacturing and supply agreement. PEG reagent is a chemical the Company uses to modify the chemically synthesized aptamer in Fovista. The PEG reagent made by Nektar is proprietary to Nektar.  The Company obtains a different proprietary PEG reagent used to modify the chemically synthesized aptamer in Zimura from a different supplier on a purchase order basis. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of each of Zimura and Fovista.  If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.

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

Research and Development

Research and development expenses primarily consist of costs associated with the manufacturing, development and clinical testing of Zimura and Fovista as well as costs associated with the preclinical development of other product candidates and formulations. Research and development expenses consist of:

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

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes, as set forth in ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred U.S. federal net operating losses (“NOLs”) in each year from its inception in 2007 through 2013 and utilized these NOLs in 2014. Additionally, the Company incurred a U.S. federal net operating loss in 2015 that has been carried back to 2014. Accordingly, all tax years since 2007 are subject to potential tax examination.  In the second quarter of 2016, the Internal Revenue Service began an examination of the Company’s 2014 corporate income tax return. This audit was subsequently expanded to include the 2014 and 2015 tax years. Field work on this audit was completed during the second quarter of 2017 resulting in a de minimis preliminary assessment of additional tax. The audit results are currently under review by the IRS Joint Committee. Additionally, the Company received notification from the New York State Department of Taxation and Finance of its intention to perform an audit of the Company's New York State income tax returns for the tax years 2013, 2014 and 2015. Further, the New York City Department of Finance has notified the Company of its intention to audit the Company's New York City General Corporation Tax return for the 2014 tax year. These audits commenced during the second quarter of 2017.

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

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as the option granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Research and development	$2,897	$6,383	$7,047	$11,068
General and administrative	2,091	1,926	4,005	5,573
Total	$4,988	$8,309	$11,052	$16,641

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Basic and diluted net loss per common share calculation:
Net loss	$(22,204)	$(29,945)	$(65,326)	$(66,246)
Weighted average common shares outstanding - basic and diluted	35,858	35,392	35,831	35,324
Net loss per share of common stock - basic and diluted	$(0.62)	$(0.85)	$(1.82)	$(1.88)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Stock options outstanding	3,805	3,584	3,805	3,584
Restricted stock units	535	661	535	661
Total	4,340	4,245	4,340	4,245

4. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents included cash of $4.3 million and $25.8 million at June 30, 2017 and December 31, 2016, respectively. Cash and cash equivalents at June 30, 2017 and December 31, 2016 also included $136.6 million and $108.1 million, respectively, of investments in money market funds, U.S. Treasury securities and certain short-term investment-grade corporate debt securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $55.5 million and $155.3 million at June 30, 2017 and December 31, 2016, respectively. These available for sale securities consisted of U.S. Treasury securities and investment-grade corporate debt securities. At June 30, 2017, the Company held available for sale securities of $55.5 million with maturities of less than one year. The Company did not hold any securities with maturities of greater than one year at June 30, 2017. The Company evaluates securities with unrealized losses, if any, to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary losses in fair value of its investments as of June 30, 2017. The Company classifies these securities as available for sale, however, the Company does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities	$48,147	$—	$(13)	$48,134
Corporate debt securities	7,392	—	(1)	7,391
Total	$55,539	$—	$(14)	$55,525

	As of December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities	$120,288	$6	$(33)	$120,261
Corporate debt securities	35,114	—	(27)	35,087
Total	$155,402	$6	$(60)	$155,348

The Company’s available for sale securities are reported at fair value on the Company’s Balance Sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss). The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Beginning balance	$(222)	$4	$(212)	$(473)
Current period changes in fair value before reclassifications, net of tax	36	(122)	26	355
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—
Total other comprehensive income (loss)	36	(122)	26	355
Ending balance	$(186)	$(118)	$(186)	$(118)

5. Licensing and Commercialization Agreement with Novartis Pharma AG

In May 2014, the Company entered into a licensing and commercialization agreement with Novartis Pharma AG (“Novartis”, and such agreement, the “Novartis Agreement”). Under the Novartis Agreement, the Company granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by the Company to manufacture, from bulk API supplied by the Company, standalone Fovista products and products combining Fovista with an anti-VEGF drug to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States (the “Novartis Territory”). The Company agreed to use commercially reasonable efforts to complete its ongoing pivotal Phase 3 clinical program for Fovista and Novartis agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF drug to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis also granted the Company options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. The Company and Novartis each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that the Company or Novartis may conduct, including for use by the other in regulatory filings in its territory. The Company has agreed to exclusively supply Novartis, and Novartis agreed to exclusively purchase from the Company, its clinical and commercial requirements for the bulk API for Fovista for use in licensed products in the Novartis Territory. The Company agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

The original Novartis Agreement does not specifically address the current status of the Fovista Phase 3 program, wherein the parties are dependent on the OPH1004 data outcome to assess and determine future plans for Fovista. In July 2017, the Company and Novartis entered into a letter agreement to streamline the process and timeline for evaluating data, once it becomes available, from the OPH1004 trial, and, depending on the results from the OPH1004 trial, determining a regulatory strategy in the European Union for Fovista. In the letter agreement, the parties agreed to suspend their affirmative obligations under the Novartis Agreement regarding development, manufacture and commercialization of Fovista products pending receipt of the OPH1004 data and the determination of a regulatory strategy in the European Union. See "Note 13-Subsequent Event" below for a further description of this letter agreement.

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

Novartis agreed to pay the Company’s manufacturing costs for clinical supplies and the Company’s manufacturing costs plus a specified percentage margin for commercial supplies of the bulk API for Fovista that the Company supplies to Novartis. If the Company or Novartis exercises each of their respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs. If the Company exercises its option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, the Company will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs. The Company and Novartis will also need to negotiate and agree on financial and other terms that would apply to such rights. If the Company exercises its option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, the Company will be obligated to either enter into a supply agreement with Novartis under which the Company will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to the Company, or obtain supplies of products in pre-filled syringes from a third-party manufacturer and pay Novartis a low single-digit percentage of the Company’s net sales of such products.

The Company retained control over the design and execution of its pivotal Phase 3 clinical program for Fovista and is responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF drug to which Novartis has rights in the Novartis Territory, for use in the Phase 3 trials already initiated and in other Phase 2 and Phase 3 clinical trials in the Novartis Territory initiated following the effective date of the Novartis Agreement. Novartis has control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, excluding regulatory filing fees in the European Union for the standalone Fovista product, for which the Company will be responsible.

The Novartis Agreement, unless earlier terminated by the Company or Novartis, will expire upon the expiration of Novartis’s obligation to pay the Company royalties on net sales of licensed products. The Company and Novartis each may terminate the Novartis Agreement if the other party materially breaches the agreement and does not cure such breach within a specified cure period, if the other party experiences any specified insolvency event, if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions. Novartis may terminate the Novartis Agreement at any time without cause, or within a specified period after a change in control of the Company, as defined in the Novartis Agreement, or for specified safety reasons, effective at the end of a specified period following Novartis’s written notice to the Company of Novartis’s election to terminate the agreement. The Company may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti-PDGF product in the Novartis Territory as more fully described below. Following any termination, all rights to Fovista that the Company granted to Novartis, including, without limitation, the right to commercialize standalone Fovista products in the Novartis Territory, will revert to the Company, Novartis will perform specified activities in connection with transitioning to the Company the rights and responsibilities for the continued development, manufacture and commercialization of the standalone Fovista product for countries in the Novartis Territory, and the parties will cooperate on an orderly wind down of development and commercialization activities for other licensed products in the Novartis Territory. As part of the July 2017 letter agreement, the Company permanently waived its right to terminate the Novartis Agreement in the event that the parties are prevented from materially progressing the development or commercialization of Fovista products for a specified period as a result of specified governmental actions. The Company would have been liable to pay Novartis a substantial termination fee in the event that it had exercised this right to terminate the agreement. See "Note 13-Subsequent Event" below for a further description of the letter agreement.

Novartis agreed to specified limitations on its ability to in-license, acquire or commercialize any anti-PDGF product that does not contain Fovista (an “Alternative Anti-PDGF Product”) in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to the Company in the United States under specified option conditions. If the Company exercises its option, the Company will be obligated to make certain payments to Novartis, including specified milestone and royalty payments. The amounts of such payments will vary based on the product’s stage of clinical development at the time the Company exercises its option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, the Company will, subject to specified limitations, have the option to terminate the Novartis Agreement, convert Novartis’s exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis. If the Company elects to terminate the Novartis Agreement, Novartis will, subject to specified limitations, be required to pay to the Company certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the Novartis Agreement.

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

The Novartis Agreement provides that, if the Company elects to terminate the Novartis Agreement because specified governmental actions prevent the parties from materially progressing the development or commercialization of licensed products as described above, the Company will be required to pay a substantial termination fee. The Company has concluded that this termination provision constitutes a contingent event that was unknown at the inception of the agreement. As such, the Company has recorded the $200.0 million upfront payment in deferred revenue, long-term until such time that the contingency related to this termination provision is resolved. In July 2017, the Company permanently waived this termination right. See “Note 13-Subsequent Event” below. The Company believes the enrollment-based milestones and certain regulatory milestones that may be achieved under the Novartis Agreement do not meet the recognition criteria within the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and therefore, payments received for the achievement of the enrollment milestones in excess of the termination fee will be included in the allocable arrangement consideration and allocated to the deliverables based upon BESP using the relative selling price method.

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

In May 2014, the Company received an upfront payment of $200.0 million in connection with its entry into the Novartis Agreement, which has not been recorded as revenue due to the Company's right to terminate the agreement and associated obligation to repay the upfront payment under certain circumstances. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. The Company uses the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. Below is a summary of the components of the Company’s collaboration revenue for the three and six months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

License revenue	$—	$22,937	$—	$22,937
Research and development activity revenue	1,658	5,150	3,316	6,425
API transfer revenue	—	102	—	14,545
Joint operating committee revenue	3	9	7	12
Total collaboration revenue	$1,661	$28,198	$3,323	$43,919

As of June 30, 2017, the Company had recorded total deferred revenue of approximately $206.7 million, $200.0 million of which relates to the upfront payment, with the remaining $6.7 million primarily attributable to the Company’s on-going performance obligations under the R&D Activity Deliverable.

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

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of June 30, 2017, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates.

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

For the three months and six months ended June 30, 2017, the Company recognized a de minimis amount of income tax provision (benefit) from income taxes. For the three and six months ended June 30, 2016, the Company recorded a benefit from income taxes of $0.3 million and $0.2 million, respectively. The provision and benefit from income taxes recorded in each period of 2017 and 2016 was based upon the Company’s estimated federal and state income tax liability for those respective years.

Pursuant to ASC 740, Income Taxes, the Company routinely evaluates the likelihood of success if challenged on income tax positions claimed on its income tax returns.  During the six months ended June 30, 2017, the Company amended certain state income tax returns to claim a refund for taxes previously paid.  These claims may result in refunds to the Company of up to approximately $8.4 million. As the Company believes that the likelihood of its position in claiming the refunds does not rise to the level of more likely than not at this time, the Company has not recorded a current tax receivable for the refund claims as of June 30, 2017.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in money market funds*	$136,634	$—	$—
Investments in U.S. Treasury securities	$48,134	$—	$—
Investments in Corporate debt securities	$—	$7,392	$—

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

No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the three and six months ended June 30, 2017.

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

Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 5,454,000 additional shares to the 2013 Plan, including for 2017, an increase of approximately 1,429,000 shares, or 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2017. As of June 30, 2017, the Company had approximately 1,927,000 shares available for grant under the 2013 Plan.

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

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of June 30, 2017 is as follows:

	Common Stock Options	Weighted Average Exercise Price

Outstanding, December 31, 2016	3,359	$39.92
Granted	1,231	$4.33
Exercised	(20)	$1.64
Expired or forfeited	(765)	$41.96
Outstanding, June 30, 2017	3,805	$28.18

Options exercisable at June 30, 2017		1,831
Weighted average grant date fair value (per share) of options granted during the period		$3.00

As of June 30, 2017, there were approximately 3,537,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted average exercise price of these options was $28.73 per option; the weighted average remaining contractual life of these options was 7.7 years; and the aggregate intrinsic value of these options was approximately $0.1 million.  A summary of the stock options outstanding and exercisable as of June 30, 2017 is as follows:

		As of June 30, 2017
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	1,346	9.0	$4.72	181	$7.25
$10.04-$20.00	255	6.0	$13.46	196	$13.51
$20.01-$30.00	127	6.4	$25.13	112	$25.12
$30.01-$40.00	910	6.1	$32.70	779	$32.84
$40.01-$55.00	754	8.0	$46.43	390	$45.83
$55.01-$73.22	413	8.5	$71.41	173	$70.78
	3,805	7.8	$28.18	1,831	$34.12

Aggregate Intrinsic Value	$83			$78

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and six months ended June 30, 2017 and 2016, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Cash proceeds from options exercised	$15	$3,039	$46	$3,808
Aggregate intrinsic value of options exercised	$6	$5,206	$43	$7,421

In connection with stock option awards granted to employees, the Company recognized approximately $3.6 million and $5.5 million in share-based compensation expense during the three months ended June 30, 2017 and 2016, respectively, net of expected forfeitures. In connection with stock option awards granted to employees, the Company recognized approximately $8.0 million and $11.6 million in share-based compensation expense during the six months ended June 30, 2017 and 2016, respectively, net of expected forfeitures. As of June 30, 2017, there were approximately $19.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 2.3 years.

In connection with stock option awards granted to consultants, the Company recognized approximately $0.1 million and $0.5 million in share-based compensation expense during the three months ended June 30, 2017 and 2016, respectively, net of expected forfeitures. In connection with stock option awards granted to consultants, the Company recognized approximately $0.2 million and $0.9 million in share-based compensation expense during the six months ended June 30, 2017 and 2016, respectively, net of expected forfeitures. As of June 30, 2017, there were approximately $0.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 2.1 years.

The following table presents a summary of the Company’s outstanding RSU awards granted as of June 30, 2017:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding, December 31, 2016	721	$55.33
Awarded	248	$4.42
Vested	(174)	$31.75
Forfeited	(260)	$50.32
Outstanding, June 30, 2017	535	$38.03

As of June 30, 2017, there were approximately 365,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted average fair value of these RSUs was $31.83 per share; and the aggregate intrinsic value of these RSUs was approximately $0.9 million.

In connection with RSUs granted to employees, the Company recognized approximately $1.3 million and $2.3 million in share-based compensation expense during the three months ended June 30, 2017 and 2016, respectively, net of expected forfeitures.  In connection with RSUs granted to employees, the Company recognized approximately $2.6 million and $4.1 million in share-based compensation expense during the six months ended June 30, 2017 and 2016, respectively, net of expected forfeitures. As of June 30, 2017, there were approximately $8.9 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 2.4 years.

In connection with RSUs granted to consultants, the Company recognized a de minimis amount of share-based compensation expense during the three months ended June 30, 2017, net of expected forfeitures.  In connection with RSUs granted to consultants, the Company recognized $0.1 million of share-based compensation expense during the six months ended June 30, 2017, net of expected forfeitures. There were no RSUs granted to consultants during the three and six months ended June 30, 2016. As of June 30, 2017, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to consultants, which are expected to be recognized over a remaining weighted average period of 2.2 years.

In connection with the ESPP made available to employees, the Company recognized a de minimis amount of share-based compensation expense during the three months ended June 30, 2017. In connection with the ESPP made available to employees, the Company recognized $0.1 million of share-based compensation expense during the six months ended June 30, 2017. The Company did not recognize any share-based compensation expense during the three and six months ended June 30, 2016. As of June 30, 2017, there was a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.3 years. Additionally, there were 4,746 shares of common stock issued under the ESPP during the six months ended June 30, 2017. There were no shares of common stock issued under the ESPP plan during the six months ended June 30, 2016. As of June 30, 2017, 995,254 shares were available for future purchases under the ESPP.

10. Property and Equipment

Property and equipment as of June 30, 2017 and December 31, 2016 were as follows:

	Useful Life (Years)	June 30, 2017	December 31, 2016

Manufacturing and clinical equipment	7 - 10	$412	$617
Computer, software and other office equipment	5	1,711	1,711
Furniture and fixtures	1 - 7	774	774
Leasehold improvements	1 - 5	1,835	1,835
		4,732	4,937
Accumulated depreciation		(2,844)	(1,656)
Property and equipment, net		$1,888	$3,281

For the three and six months ended June 30, 2017, depreciation expense was $0.6 million and $1.4 million, respectively. For the three and six months ended June 30, 2016, depreciation expense was $0.2 million and $0.4 million, respectively.

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

On May 30, 2017, a shareholder derivative action was filed against the members of the Company’s Board of Directors in the United States District Court for the Southern District of New York, captioned Etelmendorf v. Bolte, et al., No. 1:17-cv-04042. The complaint alleges that defendants breached their fiduciary duties to the Company by causing or permitting the Company to make allegedly false and/or misleading statements concerning the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF drugs for the treatment of wet AMD, and by approving certain executive compensation. The complaint also alleges that defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on behalf of the Company, as well as an order directing the Company to reform and comply with its governance obligations, attorneys’ fees, and other costs.

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

12. Restructuring Activities

In December 2016, the Company announced its intention to implement a reduction in personnel to focus on an updated business plan. In January 2017, the Board of Directors approved a plan to implement a reduction in personnel involving approximately 80% of the Company’s workforce based on the number of employees at the time the plan was approved. During the first six months of 2017, the Company's workforce has been reduced by 98 employees in connection with the reduction in personnel and through natural attrition, and the Company expects the reduction of the additional 20 affected employees will be substantially completed during the third quarter of 2017.  In connection with such reduction in personnel, the Company estimates that it will incur approximately $13.4 million of pre-tax charges through the third quarter of 2017, of which approximately $12.5 million in the aggregate is expected to result in cash expenditures.  These pre-tax charges relate to (a) expected severance, stock compensation and other employee costs of approximately $11.3 million and (b) expected lease termination costs of approximately $2.1 million.  As of June 30, 2017, the Company's cash expenditures related to such reduction in personnel totaled $8.0 million.

In connection with the reduction in personnel, the Company recognized approximately $1.8 million and $10.5 million of severance, stock compensation and other employee costs for the three and six months ended June 30, 2017, of which $1.1 million and $5.9 million were recorded in "Research and development" expense and $0.7 million and $4.6 million were recorded in "General and administrative" expense in the Company's Statements of Operations.

As of June 30, 2017, the Company's accrual balance for severance and benefit costs was $2.0 million which was recorded in "Accounts payable and accrued expenses" in the Company's Balance Sheet. The severance and other employee cost accruals as of June 30, 2017 are expected to be paid through to the first half of 2018.

The following is a reconciliation of the severance-related accrual activity for the six months ended June 30, 2017:

Accrued Severance and Other Employee Costs
Beginning Balance	$—
Accrued restructuring expenses	10,006
Payments	(8,039)
Ending Balance	$1,967

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

13. Subsequent Event

On July 3, 2017, the Company and Novartis entered into a letter agreement with respect to the Novartis Agreement. See “Note 5 - Licensing and Commercialization Agreement” for further information about the Novartis Agreement. Pursuant to the letter agreement, the Company and Novartis have agreed to a process and timeline for evaluating data, once it becomes available, from the Company’s Phase 3 OPH1004 trial, and, depending on the results from the OPH1004 trial, determining a regulatory strategy in the European Union and continuing efforts under the Novartis Agreement to develop and commercialize Fovista. Pursuant to the letter agreement, the Company and Novartis have agreed to suspend their affirmative obligations under the Novartis Agreement regarding development, manufacture and commercialization of Fovista products pending receipt of the OPH1004 data and the determination of a regulatory strategy in the European Union. The letter agreement also provides Novartis with a shorter notice period in the event Novartis determines to terminate the Novartis Agreement in certain circumstances and provides for a process for the parties to determine the scope and funding for additional clinical trials, if any, required for regulatory approval of Fovista. If the Company and Novartis do not otherwise agree as to the funding for any additional clinical trials, each party will be required to fund fifty percent (50%) of the cost and expense of such clinical trials. Under the letter agreement, the Company permanently waived its right to terminate the Novartis Agreement under Section 11.06 thereof in the event that the parties are prevented from materially progressing the development or commercialization of Fovista products for a specified period as a result of specified governmental actions. The Company would have been liable to pay Novartis a substantial termination fee in the event that it had exercised its rights under Section 11.06. In addition, the letter agreement provides Novartis with a fully paid-up, royalty-free license to use data from the Lucentis monotherapy arms of the Company’s Phase 2b OPH1001 trial and Phase 3 OPH1002 and OPH1003 trials in the Novartis Territory in connection with the development, manufacturing and commercialization of Novartis-controlled anti-VEGF products. The Lucentis study data license will continue until the fifth anniversary of the letter agreement or the date the Novartis Agreement expires or terminates, whichever is later.

The Company is currently estimating the deferred revenue to be recognized as a result of this letter agreement and expects to recognize a majority of the revenue during the third quarter of 2017.

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

Overview

Updated Business Plan

We are a biopharmaceutical company specializing in the development of novel therapeutics to treat ophthalmic diseases, with a focus on orphan and age-related retinal diseases. We currently have two product candidates, Zimura® (avacincaptad pegol), an anti-complement factor C5 aptamer, and Fovista® (pegpleranib), an anti-platelet derived growth factor, or PDGF, aptamer. Prior to 2017, the Company's primary focus was on developing Fovista and Zimura for various types of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina, known as the macula, that may result in blindness. In December 2016, we announced that two of our three pivotal, Phase 3 clinical trials for Fovista in combination with the anti-vascular endothelial growth factor, or anti-VEGF, drug Lucentis® (ranibizumab) for the treatment of wet AMD, failed to meet their primary endpoint.  We announced in early 2017 that we had engaged a financial advisor to assist us in reviewing our strategic alternatives, including identifying potential business development opportunities. Also beginning in early 2017, we undertook a reassessment of our development plans for Zimura and Fovista, which included an evaluation of the scientific rationale for potentially developing these product candidates in one or more other ophthalmic indications for which there is a high unmet need.

On July 26, 2017, we announced that we are pursuing a strategy to leverage our clinical experience and retina expertise to identify and develop therapies to treat multiple ophthalmic orphan diseases for which there are limited or no treatment options available. We believe that there are advantages of orphan drug development, including regulatory exclusivity, the potential for smaller clinical trials and the potential for an accelerated development timeline of the orphan retinal indications. In parallel, we are continuing our on-going programs in age-related retinal diseases. We believe that by leveraging our ophthalmic expertise and by focusing on orphan eye diseases together with our on-going programs in age-related retinal diseases, we will have multiple potential opportunities to bring ophthalmic therapeutics to market. We also are continuing our business development efforts to identify and potentially obtain rights to additional products, product candidates and technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities.

Zimura

As part of our strategic review process, we reassessed our development plans for our product candidate Zimura. We applied the same rigor in reassessing our development plans for Zimura as we used in performing diligence on third party opportunities considered as part of our strategic review process. Our Zimura reassessment included an extensive review of scientific literature regarding the role of complement in ophthalmic diseases. Upon the conclusion of this reassessment, we determined to accelerate our development of Zimura in additional ophthalmic indications. Our ongoing and planned clinical studies for Zimura are:

•
a planned randomized, controlled clinical trial evaluating the safety and efficacy of Zimura monotherapy for the treatment of Stargardt disease, an inherited retinal orphan disease causing vision loss during childhood or adolescence for which patients have no approved treatment. This trial is scheduled to start by the end of 2017 and we plan to work with the U.S. Food and Drug Administration, or FDA, to address the regulatory pathway for Zimura for the treatment of Stargardt disease;

•
a planned, open-label Phase 2a clinical trial of Zimura in combination with an anti-VEGF drug for the treatment of wet AMD in patients who have not previously been treated with anti-VEGF drugs, or treatment-naïve patients. This trial is scheduled to start by the end of 2017. We are ceasing to enroll additional patients in our ongoing open label Phase 2a clinical trial of Zimura in wet AMD patients who have been previously treated with anti-VEGF drugs, or treatment-experienced patients;

•
a planned open-label Phase 2a clinical trial of Zimura in combination with an anti-VEGF drug for the treatment of idiopathic polypoidal choroidal vasculopathy, or IPCV, an age-related retinal disease involving the choroidal vasculature characterized by the presence of polypoidal lesions, which leads to vision loss. This trial is scheduled to start by the end of 2017;

•	an ongoing randomized, double‑masked, controlled Phase 2/3 clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy, or GA, a form of dry AMD; and

•
a planned Phase 2a clinical trial of Zimura monotherapy in non-infections intermediate and posterior uveitis, a rare inflammatory disease of the back of the eye, which is scheduled to be initiated during 2018.

We plan to further reassess our development strategy for Zimura in treating GA in light of the results of a competitor’s Phase 3 clinical trials of a complement inhibitor being studied for the treatment of GA. These results are expected during the second half of 2017.

Fovista

In December 2016, we announced initial, top-line data from two pivotal clinical trials, which we refer to as OPH1002 and OPH1003, evaluating the safety and efficacy of 1.5mg of Fovista administered in combination with monthly 0.5mg Lucentis® (ranibizumab) anti-VEGF therapy compared to monthly 0.5mg Lucentis monotherapy for the treatment of wet AMD. The pre-specified primary endpoint of mean change in visual acuity at 12 months was not achieved for either OPH1002 or OPH1003. Moreover, we did not observe any clinically meaningful visual benefit when 1.5mg of Fovista was added to a monthly regimen of 0.5mg Lucentis therapy for any subgroup of patients that we have analyzed from the OPH1002 and OPH1003 trials, including subgroups based on baseline visual acuity, baseline lesion size or the baseline amount of the classic component of choroidal neovascularization, or CNV.  Following the December 2016 data announcement, we subsequently stopped treating patients in, and terminated, both the OPH1002 and OPH1003 trials. In light of the data from the OPH1002 and OPH1003 trials, we also stopped treating patients in our additional Phase 2 clinical trials that were evaluating the potential additional benefits of Fovista administered in combination with anti-VEGF drugs in wet AMD patients, which we previously referred to collectively as the Fovista Expansion Studies.

As part of our strategic review process, we also reassessed our Fovista program and explored the scientific rationale for Fovista as a potential treatment in orphan indications. During 2016, the National Eye Institute commenced a Phase 1/2 clinical trial studying the potential role of Fovista in combination with Lucentis for the treatment of retinal capillary hemangiomas associated with the orphan disease Von-Hippel-Lindau Syndrome. This trial remains ongoing with initial data expected to be available during 2018. We are also planning a pre-clinical program for Fovista in retinoblastoma, a rare cancer of the eye in children. Pre-clinical research has shown that the PDGF signaling pathway may play a role in retinoblastoma. Our strategy for our Fovista wet AMD development program will be primarily determined by the initial, top-line data from OPH1004 and in the context of our other two failed Phase 3 clinical trials. OPH1004, a Phase 3 clinical trial, is evaluating the safety and efficacy of 1.5 mg of Fovista administered in combination with 2.0mg Eylea® (aflibercept) or 1.25mg Avastin® (bevacizumab) anti-VEGF therapy compared to 2.0mg Eylea or 1.25mg Avastin monotherapy for the treatment of wet AMD. Data from our OPH1004 trial are expected by the end of the third quarter of 2017.  We believe that the failure of OPH1002 and OPH1003 to show any clinically meaningful visual benefit in adding 1.5mg of Fovista to a monthly regimen of 0.5mg of Lucentis, and the recent failure of a competitor’s Phase 2 trial investigating the combination of a PDGF inhibitor and a VEGF inhibitor, are indicative of a low likelihood of success for OPH1004. As a result of our ongoing reassessment of our development programs and potential business development opportunities, we may modify, expand or terminate some or all of our development programs or clinical trials at any time. We generally expect that we will not engage in internal early stage research and drug discovery and will thus avoid the related costs and risks of these activities.

Age-related retinal diseases
There are two forms of AMD, dry AMD and wet AMD. Dry AMD can progress to wet AMD. Although dry AMD is the most common form of AMD, there are no therapies approved by the FDA or European Medicines Agency, or EMA, to treat this condition. We are currently developing our product candidate Zimura as a monotherapy for the treatment of GA, a form of dry AMD, as well as in combination with an anti-VEGF drug for the treatment of wet AMD.  Zimura is an inhibitor of complement factor C5, a protein that is associated with complement mediated inflammation and cell damage, which we believe may be involved in the development and progression of dry AMD and wet AMD. We have completed a multicenter, uncontrolled, open-label Phase 1/2a clinical trial of Zimura monotherapy for the treatment of GA, a multicenter, uncontrolled, open-label, ascending dose and parallel group Phase 1/2a clinical trial of Zimura administered in combination with Lucentis for the treatment of wet AMD and a very small, uncontrolled, open-label Phase 2a clinical trial investigating Zimura's potential role when administered in combination with an anti-VEGF drug for the treatment of IPCV, in patients who do not respond adequately to treatment with anti-VEGF monotherapy or for whom anti-VEGF monotherapy fails. A recent peer-reviewed publication cited the role of anti-VEGF therapy in complement activation. We believe that supplementing anti-VEGF therapy with an anti-complement such as Zimura in wet AMD may have the potential to further enhance the efficacy of anti-VEGF monotherapy and decrease its potentially unwanted side effects.

Stargardt Disease
Stargardt disease is a rare, inherited genetic disease that causes progressive damage to the macula and retina and loss of central vision in children and adolescents. The autosomal recessive form of the disease is referred to as STGD1. Multiple sources, including the National Eye Institute and Genetics Home Reference, both of which are affiliated with the U.S. National Institutes of Health, estimate the prevalence of Stargardt disease to be between 1 in 8,000 and 1 in 10,000, implying an overall prevalence of 32,000 to 41,000 affected persons in the United States, with, we believe, at least as many affected persons in Europe. There are currently no therapies approved by the FDA or EMA to treat Stargardt disease. The FDA has recognized Stargardt as an orphan disease, with several treatments in development having received orphan product designation from the FDA.
Visual Cycle Waste Accumulation and MAC Accumulation - The Potential for Zimura
STGD1 is caused by mutations to the ABCA4 gene, which is responsible for making a protein that helps to clear byproducts resulting from the visual cycle from inside photoreceptors in the eye. With a defective copy of the ABCA4 protein, these waste byproducts accumulate in the retinal pigment epithelium, or RPE, which is a layer of cells within the retina on which photoreceptors are dependent. Waste byproducts that accumulate in the RPE are referred to as bisretinoids. We believe that the accumulation of bisretinoids in RPE cells leads to activation of the complement system. The final product of all three complement pathways is the membrane-attack complex, or MAC. In RPE cells, MAC is normally cleared by lysosomes, which are organelles within cells responsible for waste degradation and disposal. Bisretinoid accumulation leads to lysosomal dysfunction, potentially preventing the clearance of MAC. MAC accumulation also negatively impacts energy production mitochondria. We believe that bisretinoid and MAC accumulation in RPE cells leads to RPE cell deterioration, resulting in the loss of photoreceptor cells and decreases in vision over time.
In April 2017, Proceedings of the National Academy of Sciences, or PNAS, published a study reporting on the effects of complement modulation in the RPE of a mouse model of Stargardt disease. Injection of a recombinant adeno-associated virus containing the coding sequence for a protein that inhibits complement activation, Crry, into an albino ABCA4 mutant mouse model led to a two-fold reduction in the accumulation of bisretinoids and a 30% increase in the number of photoreceptor nuclei. The study findings indicate that the inhibition of complement activation may lead to healthier RPE cells, which in turn are better capable of processing bisretinoids in the albino ABCA4 mutant mice when compared to untreated mice. Research performed at Duke University and published in a paper appearing in 2013 in Investigative Ophthalmology & Visual Science demonstrated that cell damage resulting from the combination of complement activation and visual cycle waste accumulation was far more damaging than either component individually in RPE cells in vitro. When complement factor C5 was blocked, there was a significant improvement in RPE cell viability in vitro. Based on the data from these in vitro and in vivo experiments, we believe molecules involved in inhibition or regulation of complement activation and MAC accumulation become prime targets for therapeutic intervention in STGD1.
Zimura is an inhibitor of complement factor C5. Uninhibited, the cleavage of C5 results in the formation of downstream complement molecules, including MAC. We believe that MAC may be responsible for the harmful effects of complement activation and that therefore complement factor C5 is a promising target for inhibition. We believe that the pre-clinical studies described above provide a strong rationale to explore the potential effect of Zimura in STGD1 patients.
We plan to initiate a randomized, controlled clinical trial evaluating the safety and efficacy of Zimura monotherapy for the treatment of Stargardt disease by the end of 2017. We also plan to work with the FDA to address the regulatory pathway for our Stargardt program. In July 2017, we entered into an agreement with Foundation Fighting Blindness, or FFB, a highly-distinguished organization recognized for its scientific commitment to orphan inherited retinal degenerative diseases with an established network of scientists and a robust patient registry. FFB has recently completed the largest natural history in Stargardt disease to date which is referred to as ProgStar. We have engaged FFB to provide us with information from its publicly available ProgStar study which we plan to use in the design and implementation of our planned clinical trial of Zimura for Stargardt disease.
On-going business development activities
In early 2017, we engaged Leerink Partners, a financial advisor, and initiated a plan to review our strategic alternatives in order to maximize shareholder value following the failure of two of our three pivotal Fovista trials. Without limiting any option, the principal focus of this plan, based on our deep expertise and experience in ophthalmology, has been to actively explore obtaining rights to additional products, product candidates and technologies to treat ophthalmic diseases, particularly those of the back of the eye. We reviewed a large number of assets and technology platforms during the first half of 2017 and are actively continuing to review assets or technology platforms that would complement our strategic goals in addition to other compelling ophthalmology opportunities.

Leerink Partners continues to assist our management and our board of directors in evaluating our strategic alternatives. We, with Leerink’s assistance, have considered multiple opportunities over the last several months, including in-licensing, obtaining rights to products, product candidates or technologies, acquisitions, mergers and reverse mergers. We are committed to being opportunistic and will reconsider new compelling opportunities if and as they emerge.

As of June 30, 2017, we had $196.4 million in cash, cash equivalents, and marketable securities, of which approximately $20 million to $35 million is committed to the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementation of a previously announced reduction in personnel and related costs, cancellation fees related to manufacturing commitments, and obtaining initial, top-line data for the OPH1004 trial by the end of the third quarter of 2017.
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

The original Novartis Agreement does not specifically address the current status of the Fovista Phase 3 program, wherein the parties are dependent on the OPH1004 data outcome to assess and determine future plans for Fovista. In July 2017, we and Novartis entered into a letter agreement to streamline the process and timeline for evaluating data, once it becomes available, from the OPH1004 trial, and, depending on the results from the OPH1004 trial, determining a regulatory strategy in the European Union for Fovista. In the letter agreement, the parties agreed to suspend their affirmative obligations under the Novartis Agreement regarding development, manufacture and commercialization of Fovista products pending receipt of the OPH1004 data and the determination of a regulatory strategy in the European Union.

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

Overview of Funding History and Requirements

We were incorporated and commenced active operations in 2007. Our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista and Zimura. We acquired our rights to Fovista from (OSI) Eyetech, Inc., or Eyetech, in July 2007. The acquisition included an assignment of license rights and obligations under an agreement with Archemix Corp. We have licensed rights to our product candidate Zimura from Archemix Corp. Since inception, we have incurred significant operating losses. As of June 30, 2017, we had an accumulated deficit of $664.3 million. Our net loss was $65.3 million for the six months ended June 30, 2017, and $193.4 million for the year ended December 31, 2016, and we expect to continue to incur significant operating losses for the foreseeable future. We have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. We received net proceeds from our initial public offering of $175.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received net proceeds from the follow-on public offering of $55.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have received $125.0 million of funding under the Novo Agreement, which constitutes the full amount of funding under that agreement. We also received an upfront payment of $200.0 million from Novartis upon the execution of the Novartis Agreement, $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $130.0 million.

We expect to continue to incur research and development expenses as we continue our Zimura and Fovista development programs, including as we initiate new clinical trials and continue the continue the OPH1004 trial, for which we expect initial, top-line data to be available by the end of the third quarter of 2017, and as we wind down the OPH1002 and OPH1003 trials and the Fovista Expansion Studies. Due to the terminations of the OPH1002 and OPH1003 trials and the Fovista Expansion Studies, our overall research and development expenses have decreased significantly compared to prior years. However, as we commence new clinical trials for Zimura, pre-clinical or clinical development programs for Fovista, or any new development efforts in relation to additional product candidates we may in-license or acquire as we pursue our updated business plan, we expect that our overall research and development expenses will begin to increase from the current level of expenditure.

We plan to continue to reassess our existing Zimura and Fovista development programs throughout 2017. We expect that our reassessment of our Fovista development program for the treatment of wet AMD will be primarily determined by the initial, top-line data from OPH1004 and in the context of our other two failed Phase 3 clinical trials. We expect that our reassessment of our Zimura development program for GA may be particularly affected by the results of a competitor’s Phase 3 clinical trials of a complement inhibitor being studied for the treatment of GA. Data from our OPH1004 trial are expected by the end of the third quarter of 2017 and data from our competitor’s Phase 3 trials for the treatment of GA are expected during the second half of 2017.  As a result of our ongoing assessment of our development programs, we may modify, expand or terminate some or all of our development programs or clinical trials at any time. The outcome of these reassessments, as well as the progress of our plans to potentially acquire additional products, product candidates or technologies will determine whether and to what extent we will continue to incur research and development costs for each of our development programs going forward.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate significant product revenue unless, and until, we obtain marketing approval for, and commercialize, any of our product candidates, which, if we are successful, may take at least several years. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will also depend on many other factors, including whether we are successful in our pursuit to acquire or in-license and subsequently develop additional product candidates or technologies. We may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Financial Operations Overview

Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to our right to terminate the agreement and associated obligation to repay the upfront payment under certain circumstances. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
License revenue	$—	$22,937	$—	$22,937
Research and development activity revenue	1,658	5,150	3,316	6,425
API transfer revenue	—	102	—	14,545
Joint operating committee revenue	3	9	7	12
Total collaboration revenue	$1,661	$28,198	$3,323	$43,919

In the future, we may generate additional revenue from a combination of product sales and license fees, milestone payments, research and development activity-related payments, payments for manufactured material and royalties from our commercialization partners, such as Novartis for Fovista outside the United States. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of certain milestone and other payments, if any, that we may receive from Novartis and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of Zimura, Fovista or other product candidates we may develop in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with the development and clinical testing and manufacturing of Zimura and Fovista, as well as costs associated with the preclinical development of other product candidates and formulations. Our research and development expenses consist of:

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fovista	$6,382	$29,924	$16,822	$54,535
Zimura	2,644	1,048	8,276	2,314
Personnel-related	3,348	8,019	14,300	13,217
Share-based compensation	2,897	6,383	7,047	11,068
Other	386	2,888	1,191	4,898
	$15,657	$48,262	$47,636	$86,032

We expect to continue to incur research and development expenses as we continue our Zimura and Fovista development programs, including as we initiate new clinical trials and continue the OPH1004 trial, for which we expect initial, top-line data to be available by the end of the third quarter of 2017, and as we wind down the OPH1002 and OPH1003 trials and the Fovista Expansion Studies. However, due to the terminations of the OPH1002 and OPH1003 trials and the Fovista Expansion Studies, we expect our overall research and development expenses to decrease significantly compared to prior years until such time as we initiate our planned additional clinical trials for Zimura and, potentially, undertake additional development programs in relation to Fovista or additional product candidates we may in-license or acquire.
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

The future development of Zimura and Fovista is highly uncertain. If the results from the OPH1004 trial are favorable and we determine to pursue further development of Fovista for use in combination with anti-VEGF drugs for the treatment of wet AMD, we would likely need to conduct one or more further pivotal, clinical trials for Fovista to support potential marketing approval, which would be time-consuming and expensive. Furthermore, we expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Zimura or Fovista, complete process development and manufacturing scale‑up and validation activities associated with Zimura and potentially seek marketing approval for Zimura and Fovista, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

The successful development of our product candidates is subject to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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
See the “Liquidity and Capital Resources” section on page 41 of this Quarterly Report on Form 10-Q for more information regarding our current and future financial resources and our expectations regarding our research and development expenses and funding requirements.

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
We anticipate that our general and administrative expenses will decrease in future periods as a result of a reduction in personnel to focus on an updated business plan involving a total expected workforce of approximately 38 employees.   We substantially completed the reduction in personnel during the first and second quarters of 2017 as part of implementing our updated business plan.
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

Revenue Recognition—Collaboration Revenue

Prior to 2014, we had not generated any revenue. In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which has not been recorded as revenue due to our right to terminate the agreement and associated obligation to repay the upfront payment under certain circumstances. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement.  We use the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Below is a summary of the components of our collaboration revenue for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
License revenue	$—	$22,937	$—	$22,937
Research and development activity revenue	1,658	5,150	3,316	6,425
API transfer revenue	—	102	—	14,545
Joint operating committee revenue	3	9	7	12
Total collaboration revenue	$1,661	$28,198	$3,323	$43,919

In July 2017, we entered into a letter agreement with Novartis. In this letter agreement, we permanently waived our right to terminate the Novartis Agreement in the event that the parties are prevented from materially progressing the development or commercialization of Fovista products for a specified period as a result of specified governmental actions. We would have been liable to pay Novartis a substantial termination fee in the event that we had exercised this right to terminate the agreement. As a result of this waiver, during the third quarter of 2017, we expect to recognize a majority of the collaboration revenue we previously deferred upon receipt of the upfront payment.

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

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expected common stock price volatility	82%	71%	81%	71%
Risk-free interest rate	1.82%-1.95%	1.39% -1.53%	1.82%-2.38%	1.39%-1.92%
Expected term of options (years)	5.7	6.0	6.1	6.1
Expected dividend yield	—	—	—	—

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

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $5.0 million and $8.3 million for the three months ended June 30, 2017 and 2016, respectively, net of expected forfeitures. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $11.1 million and $16.6 million for the six months ended June 30, 2017 and 2016, respectively, net of expected forfeitures. As of June 30, 2017, we had $28.8 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.4 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to decrease as a result of our reduction in force.

For the three and six months ended June 30, 2017 and 2016, we allocated share-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$2,897	$6,383	$7,047	$11,068
General and administrative	2,091	1,926	4,005	5,573
Total	$4,988	$8,309	$11,052	$16,641

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

Results of Operations

Comparison of Three Month Periods Ended June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$1,661	$28,198	$(26,537)
Operating expenses:
Research and development	15,657	48,262	(32,605)
General and administrative	8,552	10,489	(1,937)
Total operating expenses	24,209	58,751	(34,542)
Loss from operations	(22,548)	(30,553)	(8,005)
Interest income	344	446	(102)
Other loss	(1)	(98)	(97)
Loss before income tax benefit	(22,205)	(30,205)	(8,000)
Income tax benefit	(1)	(260)	(259)
Net loss	$(22,204)	$(29,945)	$(7,741)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2017 was $1.7 million. Using the relative selling price method, we recognized $1.7 million related to the research and development activities we performed under the Novartis Agreement and a de minimis amount of revenue related to our joint operating committee participation obligations.

Collaboration revenue for the three months ended June 30, 2016 was $28.2 million. Using the relative selling price method, we recognized $22.9 million related to the license delivered to Novartis under the Novartis Agreement, $5.1 million related to research and development activities performed under the Novartis Agreement, $0.1 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue related to our joint operating committee participation obligation during the same period.

Research and Development Expenses

Our research and development expenses were $15.7 million for the three months ended June 30, 2017, a decrease of $32.6 million compared to $48.3 million for the three months ended June 30, 2016. Research and development expenses for the three months ended June 30, 2017 include approximately $1.1 million in costs related to our previously announced reduction in personnel. The decrease in research and development expenses for the three months ended June 30, 2017 was primarily due to a $23.5 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies, a $4.7 million decrease in personnel expenses, a $3.5 million decrease in share-based compensation costs and a $2.0 million decrease in professional services and consulting fees. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies. This overall decrease was offset by a $1.6 million increase associated with our Zimura program, primarily related to manufacturing expenses.

General and Administrative Expenses

Our general and administrative expenses were $8.6 million for the three months ended June 30, 2017, a decrease of $1.9 million compared to $10.5 million for the three months ended June 30, 2016. General and administrative expenses for the three months ended June 30, 2017 include approximately $0.7 million in costs related to our previously announced reduction in personnel and the termination of facilities leases. The decrease in general and administrative expenses was primarily due to a decrease in costs to support our operations and infrastructure offset by the additional severance costs.

Interest Income

Interest income for the three months ended June 30, 2017 was $0.3 million compared to $0.4 million for the three months ended June 30, 2016. The interest income earned during the three months ended June 30, 2017 was the result of an increase of our investment portfolio yields offset by a decrease in our cash and cash equivalent balances available for investment.

Income Tax Provision

For the three months ended June 30, 2017, we recorded a de minimis benefit for income taxes. The benefit for income taxes of $0.3 million for the three month ended June 30, 2016 related to the partial release of our valuation allowance to reflect the income tax associated with unrealized gains on available for sale marketable securities recorded in other comprehensive income. A corresponding income tax provision was also recorded in other comprehensive income.

Comparison of Six Month Periods Ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$3,323	$43,919	$(40,596)
Operating expenses:
Research and development	47,636	86,032	(38,396)
General and administrative	21,711	25,185	(3,474)
Total operating expenses	69,347	111,217	(41,870)
Loss from operations	(66,024)	(67,298)	(1,274)
Interest income	722	892	(170)
Other loss	(22)	(68)	(46)
Loss before income tax provision (benefit)	(65,324)	(66,474)	(1,150)
Income tax provision (benefit)	2	(228)	230
Net loss	$(65,326)	$(66,246)	$(920)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2017 was $3.3 million. Using the relative selling price method, we recognized $3.3 million related to the research and development activities we performed under the Novartis Agreement and a de minimis amount of revenue related to our joint operating committee participation obligations.

Collaboration revenue for the six months ended June 30, 2016 was $43.9 million. Using the relative selling price method, we recognized $22.9 million related to the license we delivered to Novartis under the Novartis Agreement, $6.4 million related to research and development activities performed under the Novartis Agreement, $14.5 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue related to our joint operating committee participation obligation during the same period.

Research and Development Expenses

Our research and development expenses were $47.6 million for the six months ended June 30, 2017, a decrease of $38.4 million compared to $86.0 million for the six months ended June 30, 2016. Research and development expenses for the six months ended June 30, 2017 include approximately $5.9 million in costs related to our previously announced reduction in personnel. The decrease in research and development expenses for the six months ended June 30, 2017 was primarily due to a $37.7 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies, a $3.1 million decrease in professional services and consulting fees, and a $4.0 million decrease in share-based compensation costs. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies. This overall decrease was offset by a $6.0 million increase associated with our Zimura program, primarily related to manufacturing expenses, and a $1.1 million increase to personnel expenses associated with additional severance costs.

General and Administrative Expenses

Our general and administrative expenses were $21.7 million for the six months ended June 30, 2017, a decrease of $3.5 million compared to $25.2 million for the six months ended June 30, 2016. General and administrative expenses for the six months ended June 30, 2017 include approximately $4.6 million in costs related to our previously announced reduction in force and the termination of facilities leases. The decrease in general and administrative expenses was primarily due to a decrease in costs to support our operations and infrastructure offset by the additional severance and lease termination costs.

Interest Income

Interest income for the six months ended June 30, 2017 was $0.7 million compared to $0.9 million for the six months ended June 30, 2016. The interest income earned during the six months ended June 30, 2017 was the result of an increase of our investment portfolio yields offset by a decrease in our cash and cash equivalent balances available for investment.

Income Tax Provision

We recorded a provision for income taxes of $2 thousand and a benefit from income taxes of $0.2 million, respectively, for the six months ended June 30, 2017 and 2016.  The benefit in the prior year related to the partial release of our valuation allowance to reflect the income tax associated with unrealized gains on available for sale marketable securities recorded in other comprehensive income. A corresponding income tax provision was also recorded in other comprehensive income.

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

Cash Flows

As of June 30, 2017, we had cash, cash equivalents and marketable securities totaling $196.4 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities, money market funds and certain investment-grade corporate debt securities.

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(92,504)	$(69,963)
Investing Activities	99,445	38,348
Financing Activities	46	3,808
Net change in cash and cash equivalents	$6,987	$(27,807)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $92.5 million and relates primarily to net cash used for the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementation of a previously announced reduction in personnel and related costs, and cancellation fees related to manufacturing commitments, as well as continuation of our OPH1004 trial and general and administrative and corporate infrastructure expense.

Net cash used in operating activities for the six months ended June 30, 2016 was $70.0 million and related primarily to net cash used to fund our Fovista Phase 3 program, our Fovista Expansion Studies, Fovista manufacturing activities, manufacturing and clinical trial costs for our Zimura program and expenditures related to general and administrative expenses, as well as changes in the components of working capital.

See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 was $99.4 million and relates primarily to proceeds from the maturities of marketable securities totaling $111.5 million offset by purchases of marketable securities totaling $12.0 million. Net cash used in investing activities for the six months ended June 30, 2016 was $38.3 million, which related primarily to proceeds from the maturities of marketable securities totaling $50.5 million offset by purchases of marketable securities totaling $12.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $46 thousand for the six months ended June 30, 2017 and $3.8 million for the six months ended June 30, 2016 and related to proceeds from stock option/employee stock purchase plan exercises in each respective period.

Funding Requirements

We currently have two product candidates, Zimura and Fovista, which are in clinical development. We expect to continue to incur significant research and development expenses as we wind-down the OPH1002 and OPH1003 trials and the Fovista Expansion Studies, continue the OPH1004 trial and pursue the development of Zimura as a monotherapy for the treatment of GA, in combination with an anti-VEGF drug for the treatment of wet AMD, in combination with an anti-VEGF drug for the treatment of IPCV and as a monotherapy in orphan indications, including Stargardt disease and non-infectious intermediate and posterior uveitis. We could incur additional research and development expenses if we conclude that there is a scientific rationale for potentially developing, or if we undertake the development of, Zimura or Fovista in additional indications, and as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. For Fovista, our ex‑U.S. commercialization partner Novartis is responsible for these commercialization expenses outside the United States. We are party to agreements, specifically a divestiture agreement with OSI (Eyetech), Inc., or Eyetech, which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Zimura and Fovista. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional products, product candidates or technologies would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•
continue the clinical development of Zimura as a monotherapy for the treatment of GA, in combination with an anti-VEGF drug for the treatment of wet AMD, in combination with an anti-VEGF drug for the treatment of IPCV, as a monotherapy in orphan indications, including Stargardt disease and non-infectious intermediate and posterior uveitis, or potentially in other indications if we believe there is a sufficient scientific rationale to pursue such development;

•	in‑license or acquire the rights to, and pursue the development of, other products, product candidates or technologies;

•	complete the activities necessary to receive initial, top-line data from OPH1004 and wind down OPH1002, OPH1003 and the Fovista Expansion Studies;

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

As of June 30, 2017, we had cash, cash equivalents, and marketable securities of $196.4 million, of which approximately $20 million to $35 million is committed to the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementing a previously announced reduction in personnel and related costs, cancellation fees related to manufacturing commitments, and obtaining initial, top-line data for the OPH1004 trial by the end of the third quarter of 2017. We estimate that our 2017 year-end cash balance will range between $145 million to $160 million, excluding any potential business development activities or any changes to our current or planned clinical development programs. We also had $350.6 million in total liabilities as of June 30, 2017, $331.7 million of which related to the Novo Agreement and deferred revenue associated with the Novartis Agreement, which we are required to show as liabilities on our balance sheets under generally accepted accounting principles but which, in the case of Novo, do not correspond to any contractual repayment obligation, or in the case of Novartis, are highly unlikely to be triggered.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience delays in enrollment or with the availability of drug supply for our clinical trials, if we experience any unforeseen issues in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing, process development, or if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.
The future development of Zimura and Fovista is highly uncertain. If the results from the OPH1004 trial are favorable and we determine to pursue further development of Fovista for use in combination with anti-VEGF drugs for the treatment of wet AMD, we will likely need to conduct one or more further pivotal, clinical trials for Fovista to support potential marketing approval, which will be time-consuming and expensive. Furthermore, we expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Zimura or Fovista, complete process development and manufacturing scale‑up and validation activities associated with Zimura and potentially seek marketing approval for Zimura and Fovista, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

Our future capital requirements, therefore, will depend on many factors, including:

•
the scope, costs and results of our Zimura clinical programs, including our Phase 2/3 GA clinical trial, our planned Phase 2a wet AMD clinical trial, our planned Phase 2a IPCV clinical trial, our planned randomized, controlled clinical trial in Stargardt disease and our planned Phase 2a clinical trial in non-infectious intermediate and posterior uveitis, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for Zimura in any indication (including a potential second pivotal trial for GA and for Stargardt disease);

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
Furthermore, following our receipt and announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD in December 2016, we implemented a restructuring plan that included a reduction in personnel. This reduction in personnel involves approximately 80% of our pre-announcement workforce and includes employees from nearly every department. We expect to realize estimated annualized cost savings from the reduction in personnel in the range of $20 million to $25 million starting in the third quarter of 2017. We may not be able to successfully implement the restructuring and we may not realize the planned or expected cost savings benefits, which could adversely affect our estimate of the period for which our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements as currently planned. During the first six months of 2017, our workforce has been reduced by 98 employees in connection with the reduction in personnel and natural attrition. We expect the reduction of the additional 20 affected employees to be substantially completed during the third quarter of 2017.  In connection with such reduction in personnel, we estimate that we will incur approximately $13.4 million of aggregate pre-tax charges through the third quarter of 2017, of which approximately $12.5 million in the aggregate is expected to result in cash expenditures.  These pre-tax charges relate to (a) expected severance, stock compensation and other employee costs of approximately $11.3 million and (b) expected lease termination costs of approximately $2.1 million.  As of June 30, 2017, our cash expenditures related to such reduction in personnel totaled $8.0 million.
We do not have any committed external source of funds other than the Novartis Agreement, and the remaining potential milestone payments under the Novartis Agreement are subject to our achievement of specified regulatory and commercial events related to Fovista, none of which are likely to be achieved given the data outcome of the OPH1002 and OPH1003 trials. Our future commercial revenues, if any, will be derived from sales of any of our product candidates that we are able to successfully develop, which, depending on the product, may not be available for at least several years, if at all. In addition, if approved, Zimura or Fovista or any product that we acquire or in‑license may not achieve commercial success. If that is the case, we will need to obtain substantial additional financing to achieve our business objectives. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Licensing and Commercialization Agreement with Novartis Pharma AG

In May 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement. Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk API supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF drug to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We agreed to use commercially reasonable efforts to complete our ongoing pivotal Phase 3 clinical program for Fovista and Novartis agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF drug to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis also granted us options, subject to specified limitations, and to the extent such rights are controlled by Novartis, to obtain exclusive rights from Novartis to develop and commercialize in the United States the co-formulated and pre-filled syringe products developed by Novartis. We and Novartis each granted the other options, subject to specified limitations, to obtain access to study data from certain clinical trials of licensed products that we or Novartis may conduct, including for use by the other in regulatory filings in its territory. We agreed to exclusively supply Novartis, and Novartis agreed to exclusively purchase from us, its clinical and commercial requirements for the bulk API for Fovista for use in-licensed products in the Novartis Territory. We agreed not to commercialize any product comprising Fovista or any other anti-PDGF product in the ophthalmic field in the Novartis Territory.

The original Novartis Agreement does not specifically address the current status of the Fovista Phase 3 program, wherein the parties are dependent on the OPH1004 data outcome to assess and determine future plans for Fovista. In July 2017, we and Novartis entered into a letter agreement to streamline the process and timeline for evaluating data, once it becomes available, from the OPH1004 trial, and, depending on the results from the OPH1004 trial, determining a regulatory strategy in the European Union for Fovista. In the letter agreement, the parties agreed to suspend their affirmative obligations under the Novartis Agreement regarding development, manufacture and commercialization of Fovista products pending receipt of the OPH1004 data and the determination of a regulatory strategy in the European Union. The letter agreement also provides Novartis with a shorter notice period in the event Novartis determines to terminate the Novartis Agreement in certain circumstances and provides for a process for the parties to determine the scope and funding for additional clinical trials, if any, required for regulatory approval of Fovista. If we and Novartis do not otherwise agree as to the funding for any additional clinical trials, each party will be required to fund fifty percent (50%) of the cost and expense of such clinical trials. In addition, the letter agreement provides Novartis with a fully paid-up, royalty-free license to use data from the Lucentis monotherapy arms of our Phase 2b OPH1001 trial and Phase 3 OPH1002 and OPH1003 trials in the Novartis Territory in connection with the development, manufacturing and commercialization of Novartis-controlled anti-VEGF products. The Lucentis study data license shall continue until the fifth anniversary of the letter agreement or the date the Novartis Agreement expires or terminates, whichever is later.

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
Novartis agreed to pay our manufacturing costs for clinical supplies and our manufacturing costs plus a specified percentage margin for commercial supplies of the bulk API for Fovista that we supply to Novartis. If we or Novartis exercise our or its respective rights to obtain access to study data from clinical trials conducted by the other party, the party exercising the option will be obligated to pay the other party’s associated past development costs and share with such other party any future associated development costs. If we exercise our option to obtain Novartis-controlled rights to develop, manufacture and commercialize any co-formulated Fovista product in the United States, we will be obligated to pay a specified percentage of Novartis’s associated past development costs and share with Novartis any future associated development costs. Novartis and we will also need to negotiate and agree on financial and other terms that would apply to such rights. If we exercise our option to obtain Novartis-controlled rights to develop and commercialize a pre-filled syringe product in the United States, we will be obligated to either enter into a supply agreement with Novartis under which we will pay Novartis its manufacturing cost plus a specified percentage margin for supplies of Fovista products in pre-filled syringes that Novartis supplies to us, or obtain supplies of products in pre-filled syringes from a third party manufacturer and pay Novartis a low single-digit percentage of our net sales of such products.

We retained control over the design and execution of our pivotal Phase 3 clinical program for Fovista and are responsible for funding the costs of that program, subject to Novartis’s responsibility to provide Lucentis, an anti-VEGF drug to which Novartis has rights in the Novartis Territory, for use in the Phase 3 clinical trials already initiated and in other Phase 2 and Phase 3 clinical trials in the Novartis Territory initiated following the effective date of the Novartis Agreement. Novartis will have control over, and will be responsible for the costs of, all other clinical trials that may be required to obtain marketing approvals in the Novartis Territory for licensed products under the agreement. Novartis is also responsible for costs associated with co-formulation development, pre-filled syringe development and other development costs in the Novartis Territory, but excluding regulatory filing fees in the European Union for the standalone Fovista product, for which we will be responsible.

The Novartis Agreement, unless earlier terminated by Novartis or us, will expire upon the expiration of Novartis’s obligation to pay us royalties on net sales of licensed products. Novartis and we each may terminate the Novartis Agreement if the other party materially breaches the agreement and does not cure such breach within a specified cure period, if the other party experiences any specified insolvency event, if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party, or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions. Novartis may terminate the Novartis Agreement at any time without cause, or within a specified period after a change in control of us, as defined in the Novartis Agreement, or for specified safety reasons, effective at the end of a specified period following Novartis’s written notice to us of Novartis’s election to terminate the agreement. We may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti- PDGF product in the Novartis Territory as more fully described below. Following any termination, all rights to Fovista that we granted to Novartis, including, without limitation, the right to commercialize standalone Fovista products in the Novartis Territory, will revert to us, Novartis will perform specified activities in connection with transitioning to us the rights and responsibilities for the continued development, manufacture and commercialization of the standalone Fovista product for countries in the Novartis Territory, and the parties will cooperate on an orderly wind down of development and commercialization activities for other licensed products in the Novartis Territory. As part of the July 2017 letter agreement, we permanently waived our right to terminate the Novartis Agreement in the event that the parties are prevented from materially progressing the development or commercialization of Fovista products for a specified period of time as a result of specified governmental actions.

Novartis agreed to specified limitations on its ability to in-license, acquire or commercialize any anti-PDGF product that does not contain Fovista, which we refer to as an Alternative Anti-PDGF Product, in the Novartis Territory and, to the extent Novartis develops, in-licenses or acquires such a product, to make such product available to us in the United States under specified option conditions. If we exercise our option, we will be obligated to make certain payments to Novartis, including specified milestone and royalty payments. The amounts of such payments will vary based on the product’s stage of clinical development at the time we exercise our option, whether the product is a standalone or combination product and whether Novartis exercises an option to co-promote such product in the United States. If Novartis determines to seek marketing approval of an Alternative Anti-PDGF Product in the Novartis Territory, we will, subject to specified limitations, have the option to terminate the Novartis Agreement, convert Novartis’s exclusive licenses into non-exclusive licenses, or elect to receive a royalty on sales of such product by Novartis. If we elect to terminate the Novartis Agreement, Novartis will, subject to specified limitations, be required to pay to us certain payments based on achievement, with respect to such product, of the milestones that would have otherwise applied to licensed products under the Novartis Agreement.
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

Manufacturing and Supply Agreements for API and Fill/Finish Services

Clinical API Supply Agreement with Agilent Technologies, Inc.

In May 2014, we entered into a Clinical Manufacturing and Supply Agreement with Agilent Technologies, Inc., or Agilent, pursuant to which Agilent has agreed to manufacture and supply to us, and we have agreed to purchase from Agilent, a specified percentage of our clinical requirements in specified jurisdictions of Fovista API. The clinical supply agreement has an initial five-year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the clinical supply agreement. The clinical supply agreement provides for pricing for Fovista API structured on a tiered basis with the price reduced as the volume ordered increases. We may terminate the clinical supply agreement or any statement of work thereunder upon 12 months' prior written notice to Agilent and Agilent may terminate the clinical supply agreement if we do not, over a specified period, purchase and take delivery from Agilent of a specified minimum quantity of API for Fovista. Each party also has the right to terminate the clinical supply agreement for other customary reasons such as material breach and bankruptcy. The clinical supply agreement contains provisions relating to compliance by Agilent with current Good Manufacturing Practices, cooperation by Agilent in connection with marketing applications for Fovista, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

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
Clinical and Commercial Services Agreement with Ajinomoto Althea, Inc.

In October 2016, we and Ajinomoto Althea, Inc., or Althea, entered into a Clinical and Commercial Services Agreement, which we refer to as the Fill/Finish Services Agreement. Pursuant to the Fill/Finish Services Agreement, Althea has agreed to provide clinical and commercial fill/finish services for Zimura and Fovista, as well as any future product candidates that we and Althea may mutually agree. The Fill/Finish Services Agreement has an initial term that will expire at the end of 2027, absent termination by either party in accordance with the terms of the Fill/Finish Services Agreement. The initial term of the Fill/Finish Services Agreement may be extended by mutual agreement of the parties. The amount payable by us to Althea under the Fill/Finish Services Agreement is based on the volume of finished drug product that we order, subject to periodic adjustments over the term of the Fill/Finish Services Agreement. In addition, in the event that we order a specified volume of product, Althea has agreed to supply biological or pharmaceutical drug products meeting certain parameters exclusively to us. We may cancel any purchase order under the Fill/Finish Services Agreement at any time, subject to the payment of specified cancellation fees. We may terminate the Fill/Finish Services Agreement, without cause, as of any date following the third anniversary of the effective date upon six months’ prior notice to Althea. Each party also has the right to terminate the Services Agreement for other customary reasons such as material breach and bankruptcy. The Fill/Finish Services Agreement contains provisions relating to compliance by Althea with current Good Manufacturing Practices, cooperation by Althea in connection with marketing applications for our product candidates, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

In December 2016, following receipt of initial, top-line data from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we canceled all of our outstanding purchase orders with Althea for the fill and finish of Fovista commercial drug product. We incurred approximately $0.6 million in connection with such cancellations in relation to non-returnable materials procured by Althea in anticipation of fulfilling such purchase orders, payment of which was made in the second quarter of 2017.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2017:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases (1)	$1,124	$1,124	$—	$—	$—
Severance and Other Employee Benefits (2)	4,441	4,441	—	—	—
Total (3)	$5,565	$5,565	$—	$—	$—

(1)                           The table above includes our continuing rent obligations through February 2018.

(2)
Severance and Other Employee Benefits represents our commitments under the Board of Directors' approved plan to implement a reduction in personnel that involves approximately 80% of our workforce based on the number of employees at the time the plan was approved.

(3)                     This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (d) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above, (e) agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur and (f) our royalty purchase liability of $125.0 million as of June 30, 2017, due to the fact that the royalty payment period, if any, is not known.

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

In December 2016, we announced that we had determined to implement a reduction in personnel to focus on an updated business plan. In January 2017, our Board of Directors approved a plan to implement a reduction in personnel that involves approximately 80% of our workforce based on the number of employees at the time the plan was approved. We expect to realize estimated annualized cost savings from the reduction in personnel in the range of $20 million to $25 million starting in the third quarter of 2017. During the first six months of 2017, our workforce has been reduced by 98 employees in connection with the reduction in personnel and natural attrition. We expect the reduction of the additional 20 affected employees will be substantially completed during the third quarter of 2017.  In connection with such reduction in personnel, we estimate that we will make cash expenditures totaling approximately $12.5 million in the aggregate, which relate to expected severance and other employee costs. As of June 30, 2017, our cash expenditures related to such reduction in personnel totaled $8.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $196.4 million as of June 30, 2017, consisting of cash, investments in money market funds and certain investment-grade corporate debt securities, and direct investment in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2017, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2017, a shareholder derivative action was filed against the members of our Board of Directors in the United States District Court for the Southern District of New York, captioned Etelmendorf v. Bolte, et al., No. 1:17-cv-04042. The complaint alleges that defendants breached their fiduciary duties to our company by causing or permitting the company to make allegedly false and/or misleading statements concerning the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF drugs for the treatment of wet AMD, and by approving certain executive compensation. The complaint also alleges that defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on our behalf, as well as an order directing us to reform and comply with its governance obligations, attorneys’ fees, and other costs.

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

Risks Related to Our Updated Business Plan, Financial Position and Need for Additional Capital
We are in the process of implementing a new, updated business plan that will continue to evolve as we await relevant clinical data and evaluate new opportunities. Our updated business plan may lead to the initiation of one or more development programs or the execution of one or more transactions that you do not agree with or that you do not perceive as favorable to your investment.
We have invested a significant portion of our efforts and financial resources in the development of Fovista to be administered in combination with anti‑VEGF drugs for the treatment of wet AMD, as well as the potential commercial launch of Fovista. In December 2016, we announced the failure of our two pivotal, Phase 3 clinical trials, which we refer to as OPH1002 and OPH1003, evaluating the safety and efficacy of 1.5mg of Fovista administered in combination with monthly 0.5mg Lucentis® (ranibizumab) anti-VEGF therapy compared to monthly 0.5mg Lucentis monotherapy for the treatment of wet AMD, to meet their pre-specified primary endpoints. OPH1004, our remaining Phase 3 clinical trial, which is evaluating the safety and efficacy of 1.5 mg of Fovista administered in combination with 2.0mg Eylea® (aflibercept) or 1.25mg Avastin®

(bevacizumab) anti-VEGF therapy compared to 2.0mg Eylea or 1.25mg Avastin monotherapy for the treatment of wet AMD, remains ongoing, with initial, top-line data expected to be available by the end of the third quarter of 2017.
We announced in early 2017 that we had engaged a financial advisor to assist us in reviewing our strategic alternatives, including identifying potential business development opportunities. Also beginning in early 2017, we undertook a reassessment of our development plans for Zimura and Fovista, which included an evaluation of the scientific rationale for potentially developing these product candidates in one or more other ophthalmic indications for which there is a high unmet need.

On July 26, 2017, we announced that we are pursuing a strategy to leverage our clinical experience and retina expertise to identify and develop therapies to treat multiple ophthalmic orphan diseases for which there are limited or no treatment options available. In parallel, we are continuing our on-going programs in age-related retinal diseases. We also are continuing our business development efforts to identify and potentially obtain rights to additional products, product candidates and technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities.
This updated business plan requires us to be successful in a number of challenging, uncertain and risky activities, including pursuing development of Zimura in indications for which we have no human clinical data, identifying promising new assets for development that are available for acquisition or in-license and that fit our strategic focus and, if so identified, negotiating and executing an acquisition or in-license agreement for one or more of those programs on favorable terms and designing and executing a clinical program for any newly acquired product candidates. We may not be successful at one or more of the activities required for us to execute this new updated business plan. We are also continuing to consider other alternatives, including the acquisition of products, product candidates or technologies or other assets outside of ophthalmology, mergers or other transactions involving our company as a whole, collaboration transactions, or the license, sale or divestiture of some of our assets or technologies. We cannot be sure when or if this review process will result in any type of transaction. Even if we pursue a transaction, such transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term.

Our growth prospects and the future value of our company are dependent on the progress of our ongoing and planned clinical development programs for our current product candidates, Zimura and Fovista, together with the amount of our remaining available cash. The development of each of Zimura and Fovista is highly uncertain. We have only very limited data from small, uncontrolled clinical trials regarding the safety and efficacy of Zimura as a monotherapy for the treatment of GA or in combination with anti-VEGF drugs for the treatment of wet AMD or IPCV, and we have no human clinical data regarding the safety and efficacy of Zimura as a treatment for Stargardt disease or non-infectious intermediate and posterior uveitis. Our prior Zimura trials were not powered to demonstrate the efficacy of Zimura therapy with any statistical significance. We remain at the very early phase of enrollment in our ongoing Zimura clinical trials, we will not be commencing our planned clinical trials for several months, and we cannot currently estimate when additional clinical data for Zimura from these or other trials will become available. In addition, we have very limited clinical data on the effects of Fovista when administered in combination with intravitreal injections of either Eylea or Avastin for the treatment of patients with wet AMD and are unable to predict whether the 12-month results from the OPH1004 trial will be favorable. We currently expect initial, top-line data from the OPH1004 trial to be available by the end of the third quarter of 2017. The failure of our pivotal OPH1002 and OPH1003 trials to show any clinically meaningful visual benefit in adding 1.5mg of Fovista to a monthly regimen of 0.5mg of Lucentis and the recent failure of a competitor’s Phase 2 trial investigating the combination of a PDGF inhibitor and a VEGF inhibitor may be indicative of a low likelihood of success for OPH1004.

We plan to continue to reassess our existing Zimura and Fovista development programs throughout 2017. We expect that our reassessment of our Fovista development program for the treatment of wet AMD will be primarily determined by the initial, top-line data from OPH1004 and in the context of our other two failed Phase 3 clinical trials. We expect that our reassessment of our Zimura development program for GA may be particularly affected by the results of a competitor’s Phase 3 clinical trials of a complement inhibitor being studied for the treatment of GA. Data from our OPH1004 trial are expected by the end of the third quarter of 2017 and data from our competitor’s Phase 3 trials for the treatment of GA are expected during the second half of 2017.  As a result of our ongoing assessment of our development programs, we may modify, expand or terminate some or all of our development programs or clinical trials at any time.

We expect that our remaining cash balances will continue to decline as we pursue these development programs, pursue our updated business plan and until such time, if any, as we receive additional funding, and the value of our stockholders’ investment may decline as a result.

Even if we receive positive data from OPH1004 during the third quarter of 2017, the prospects for Fovista combination therapy for the treatment of wet AMD may not be readily ascertainable and we would need to assess the financial, operational and regulatory implications of such an outcome. We may make further changes to our business plan once such data is available.
While we believe that there is a low likelihood of a positive data outcome for OPH1004, a positive data outcome may pose significant financial, operational and regulatory challenges. Even if such data are favorable, the regulatory path for the potential approval of Fovista combination therapy for the treatment of wet AMD would be highly uncertain. The FDA and similar regulatory authorities outside the United States require two adequate and well controlled clinical trials demonstrating safety and effectiveness for marketing approval for an ophthalmic pharmaceutical product. Even with a positive data outcome from OPH1004, the FDA may not consider OPH1004 to be one of the two adequate and well controlled clinical trials required for marketing approval and, unless we are able to agree with the FDA and similar regulatory authorities outside the United States on an alternative regulatory pathway for approval, we may be required to conduct one or more additional clinical trials to demonstrate the safety and efficacy of Fovista in combination with one or more anti-VEGF drugs for the treatment of wet AMD. Conducting one or more large Phase 3 clinical trials of Fovista combination therapy for the treatment of wet AMD would be expensive and time consuming and would require us to seek additional funding. Because we have already substantially reduced, and expect to continue to reduce, our personnel as part of an overall planned reduction in personnel involving approximately 80% of our workforce, a positive outcome would require us to either hire additional employees or engage a large number of consultants or other vendors in order to successfully execute one or more large Phase 3 clinical trials. We would also need to make arrangements with our suppliers to restart activities for clinical and commercial manufacturing, supply, packaging and distribution of Fovista which could result in delays in commencing a Phase 3 clinical trial. Even if we do obtain favorable data from two adequate and well controlled clinical trials, the FDA or similar regulatory authorities outside the United States may not grant marketing approval for a product candidate if such regulatory authorities do not believe that the benefits offered by such product candidate are clinically meaningful or that such benefits outweigh the observed or potential risks, which they may conclude based on potentially inconsistent and conflicting data regarding the efficacy of Fovista combination therapy.
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
Even with a positive result from OPH1004 or any other clinical trial we may conduct for Fovista in wet AMD and receipt of marketing approval, it likely would be difficult to estimate the size of the potential market for Fovista for the treatment of wet AMD and anticipate the level of market acceptance of Fovista in such market, as the failure of our pivotal, Phase 3 OPH1002 and OPH1003 trials of Fovista in combination with Lucentis and the failure of a competitor’s Phase 2 trial of an anti-PDGF inhibitor administered in combination with an anti-VEGF agent have called into question PDGF as a target for the treatment of wet AMD. Furthermore, even with a positive data outcome, the inconsistent results from our Phase 3 Fovista program may adversely affect our ability to establish a price for Fovista to enable us to sell Fovista profitably, even if we obtain marketing approval. Moreover, it is possible that Novartis, our ex-U.S. commercialization partner for Fovista, may terminate the Fovista Licensing and Commercialization Agreement with us following our receipt of initial, top-line data from OPH1004, even if the data from the trial are positive. In this event, we would need to change our commercialization plans for Fovista outside the United States. For these and other reasons, the return on any further investment in developing Fovista in wet AMD following a favorable data outcome from OPH1004 may be highly uncertain.
Undertaking and pursuing the further development of Fovista in wet AMD may require that we divert resources away from, and may distract our management and other personnel from continuing to execute on, our plan to realign corporate resources toward a more broadly-diversified product portfolio. In such event, we may therefore abandon some or all of the initiatives that we undertake in pursuit of our updated business plan.

Our strategy of obtaining rights to products, product candidates or technologies for the treatment of ophthalmic diseases through in‑licenses and acquisitions may not be successful. Our failure to successfully acquire or in-license and develop additional product candidates would likely impair our ability to grow.
An element of our strategy has been and continues to be to expand our product pipeline through potentially in‑licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities. Because we expect generally that we will not engage directly in early stage research and drug discovery, the future growth of our business beyond our current product portfolio will depend significantly on our ability to in‑license or acquire the rights to approved products, additional product candidates or technologies. We may be unable, however, to in‑license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. We may be unable to identify suitable products, product candidates or technologies within our area of focus. The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex. The in‑licensing and acquisition of pharmaceutical products is an area characterized by intense competition, and a number of companies (both more established and early stage biotechnology companies) are also pursuing strategies to in‑license or acquire products, product candidates or technologies that we may consider attractive. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities, while earlier stage companies may be more aggressive or have a higher risk tolerance. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in‑license or acquire the rights to the relevant product, product candidate or technology on terms that would allow us to make an appropriate return on our investment. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts or we may incorrectly judge the value or worth of an acquired or in-licensed product candidate or technology.
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
If we are unable to successfully obtain rights to suitable products, product candidates or technologies, our business, financial condition and prospects for growth could suffer. In addition, acquisitions and in-licensing arrangements for product candidates and technologies are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired or licensed product or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. In addition, even if we are able to successfully identify, negotiate and execute one or more transactions to acquire or in-license new products, product candidates or technologies, our expenses and short-term costs may increase materially and adversely affect our liquidity.
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
Our revised business plan may not be successful, or we may be unsuccessful in effectively executing our revised business plan, which, in either case, could result in the expenditure of our available cash and other sources of funding in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our available cash in a manner that does not produce adequate income, if any, or that loses value. For example, as we implement our revised business plan, we could allocate our available capital resources to pursue the development or acquisition of a particular product candidate or technology that proves to be ineffective, or we could fail to allocate sufficient resources to strategic opportunities or product candidates or technologies that may be more profitable or for which there is a greater likelihood of success. If we fail to effectively allocate our available capital resources, we may not be able to achieve our goals, and our financial condition and prospects for growth could suffer.
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

Since inception, we have experienced significant cash outflows in funding our operations. As of June 30, 2017, we had an accumulated deficit of $664.3 million. Our net loss was $65.3 million for the six months ended June 30, 2017, and $193.4 million for the year ended December 31, 2016, and we expect to continue to incur significant operating losses for the foreseeable future. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, which we entered into in May 2013, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014, and funds we received under the Novartis Agreement, which we entered into in May 2014.

We have devoted substantially all of our financial resources and efforts to the research and development of Fovista and Zimura and preparations for the potential commercial launch of Fovista, including manufacturing scale‑up activities. We expect to continue to incur significant expenses and operating losses over the next few years as we implement our updated business plan and continue to implement and reassess our development plans for our existing product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We currently have two product candidates, Zimura and Fovista, which are in clinical development. We expect to continue to incur significant research and development expenses as we wind-down the OPH1002 and OPH1003 trials and the Fovista Expansion Studies, continue the OPH1004 trial and pursue the development of Zimura as a monotherapy for the treatment of GA, in combination with an anti-VEGF drug for the treatment of wet AMD, in combination with an anti-VEGF drug for the treatment of IPCV and as a monotherapy in orphan indications, including Stargardt disease and non-infectious intermediate and posterior uveitis. We could incur additional research and development expenses if we conclude that there is a scientific rationale for potentially developing, or if we undertake development of, Zimura or Fovista in additional indications, and as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. For Fovista, our ex‑U.S. commercialization partner Novartis is responsible for these commercialization expenses outside the United States. We are party to agreements, specifically a divestiture agreement with OSI (Eyetech), Inc., or Eyetech, which agreement is now held by OSI Pharmaceuticals, LLC, a subsidiary of Astellas US, LLC, and license agreements with Archemix Corp., or Archemix, and Nektar Therapeutics, or Nektar, that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Zimura and Fovista. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional products, product candidates or technologies would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•
continue the clinical development of Zimura as a monotherapy for the treatment of GA, in combination with an anti-VEGF drug for the treatment of wet AMD, in combination with an anti-VEGF drug for the treatment of IPCV, as a monotherapy in orphan indications, including Stargardt disease and non-infectious intermediate and posterior uveitis, or potentially in other indications if we believe there is a sufficient scientific rationale to pursue such development;

•	in‑license or acquire the rights to, and pursue the development of, other products, product candidates or technologies;

•	complete the activities necessary to receive initial, top-line data from OPH1004 and wind down OPH1002, OPH1003 and the Fovista Expansion Studies;

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
We may require substantial, additional funding in order to complete the activities necessary to commercialize one or more of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
As of June 30, 2017, we had cash, cash equivalents, and marketable securities of $196.4 million, of which approximately $20 million to $35 million is committed to the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementing a previously announced reduction in personnel and related costs, cancellation fees related to manufacturing commitments, and obtaining initial, top-line data for the OPH1004 trial by the end of the third quarter of 2017. We estimate that our 2017 year-end cash balance will range between $145 million to $160 million, excluding any potential business development activities or any changes to our current clinical development programs. We also had $350.6 million in total liabilities as of June 30, 2017, of which $331.7 million related to the Novo Agreement and deferred revenue associated with the Novartis Agreement, which we are required to show as liabilities on our balance sheets under generally accepted accounting principles but which, in the case of Novo, do not correspond to any contractual repayment obligation, or in the case of Novartis, are highly unlikely to be triggered.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience delays in enrollment or with the availability of drug supply for our clinical trials, if we experience any unforeseen issues in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing, process development, or if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.
The future development of Zimura and Fovista is highly uncertain. If the results from the OPH1004 trial are favorable and we determine to pursue further development of Fovista for use in combination with anti-VEGF drugs for the treatment of wet AMD, we would likely need to conduct one or more further pivotal, clinical trials for Fovista to support potential marketing approval, which would be time-consuming and expensive. Furthermore, we expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development of either Zimura or Fovista, complete process development and manufacturing scale‑up and validation activities associated with Zimura and potentially seek marketing approval for Zimura and Fovista, or the nature, timing or costs of the efforts necessary to complete the development of any other product candidate we may develop.

Our future capital requirements, therefore, will depend on many factors, including:

•
the scope, costs and results of our Zimura clinical programs, including our Phase 2/3 GA clinical trial, our planned Phase 2a wet AMD clinical trial, our planned Phase 2a IPCV clinical trial, our planned randomized, controlled clinical trial in Stargardt disease and our planned Phase 2a clinical trial in non-infectious intermediate and posterior uveitis, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for Zimura in any indication (including a potential second pivotal trial for GA and for Stargardt disease);

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
Furthermore, following our receipt and announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD in December 2016, we implemented a restructuring plan that included a reduction in personnel. This reduction in personnel involves approximately 80% of our pre-announcement workforce and includes employees from nearly every department. We expect to realize estimated annualized cost savings from the reduction in personnel in the range of $20 million to $25 million starting in the third quarter of 2017. During the first six months of 2017, our workforce has been reduced by 98 employees in connection with the reduction in personnel and natural attrition. We expect the reduction of the additional 20 affected employees will be substantially completed during the third quarter of 2017.  In connection with such reduction in personnel, we estimate that we will incur approximately $13.4 million of aggregate pre-tax charges through the third quarter of 2017, of which approximately $12.5 million in the aggregate is expected to result in cash expenditures. As of June 30, 2017, our cash expenditures related to such reduction in personnel totaled $8.0 million.
We may not be able to successfully implement the restructuring and we may not realize the planned or expected cost savings benefits, which could adversely affect our estimate of the period for which our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements as currently planned.
We do not have any committed external source of funds other than the Novartis Agreement, and the remaining potential milestone payments under the Novartis Agreement are subject to our achievement of specified regulatory and commercial events related to Fovista, none of which are likely to be achieved given the data outcome of the OPH1002 and

OPH1003 trials. Our future commercial revenues, if any, will be derived from sales of any of our product candidates that we are able to successfully develop, which, depending on the product, may not be available for at least several years, if at all. In addition, if approved, Zimura or Fovista or any product that we acquire or in‑license may not achieve commercial success. If that is the case, we will need to obtain substantial additional financing to achieve our business objectives. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We and certain of our current and former executive officers have been named as defendants in two purported class action lawsuits initiated earlier this year that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF drugs for the treatment of wet AMD. We and our Board of Directors have also been named as defendants in a shareholder derivative lawsuit initiated during the quarter ended June 30, 2017 that generally alleges similar claims as in the purported class actions. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional similar lawsuits might be filed.

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

•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity, including under the Orphan Drug Act of 1983, or the Orphan Drug Act, and the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, if we choose to seek such protections for any of our product candidates;

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
We may experience numerous unforeseen events during drug development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In particular, clinical trials of our product candidates may produce inconclusive or negative results, such as the results we observed in our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD. We have very limited clinical and safety data with respect to the effects of Fovista administered in combination with intravitreal injections of either Eylea or Avastin. The recent failure of a Phase 2 trial of a competitor evaluating the co-formulation of an approved anti-VEGF drug with an investigational anti-PDGF agent as compared to anti-VEGF monotherapy may call into question the hypothesis underlying the use of combination anti-VEGF and anti-PDGF therapy as a method for treating wet AMD, as well as the potential success of the entire class of PDGF inhibitors that are in development in this disease area, including Fovista. In addition, we have limited data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of GA or administered in combination with anti‑VEGF drugs for the treatment of wet AMD or IPCV and no data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of Stargardt disease or non-infectious intermediate and posterior uveitis. The failure of a competitor's Phase 2 clinical trial evaluating an investigational anti-C5 antibody administered via intravitreal injections for the treatment of GA, as well as the failure of a different competitor's Phase 2 clinical trial evaluating an anti-C5 antibody administered systemically for the treatment of GA, may call into question the hypothesis underlying the use of a C5 inhibitor as a method for treating GA. In addition, the anti-C5 antibody administered via intravitreal injections that was studied for the treatment of GA did not show any benefit when studied in a cohort of anti-VEGF treatment-resistant wet AMD patients. Our clinical development programs may fail to produce positive safety or efficacy data that support the use of these product candidates in the indications we are pursuing.
Additional development risks include the following:

•
we may not be able to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical studies for any preclinical product candidates that we in-license or acquire;

•
regulators or institutional review boards may not agree with our study design, including our selection of endpoints, or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•
we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical research organizations or clinical trial sites;

•	our contract research organizations or clinical trial sites may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•
we, through our clinical trial sites, may not be able to locate and enroll a sufficient number of eligible patients to participate in our clinical trials as required by the FDA or similar regulatory authorities outside the United States, especially in our clinical trials for orphan or other rare diseases;

•
we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements, including GCPs, or a finding that the participants are being exposed to unacceptable health risks;

•
as there are no therapies approved for either GA or Stargardt disease in either the United States or the European Union, the regulatory pathway for product candidates in these indications is highly uncertain;

•	there may be changes in regulatory requirements and guidance or we may have changes in trial design that require amending or submitting new clinical protocols;

•	there may be changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	we may decide, or regulators may require us, to conduct additional clinical trials beyond those we currently contemplate or to abandon product development programs;

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

•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, such as the anti‑VEGF drugs we need to use in combination with Zimura and Fovista in our wet AMD trials, may become insufficient or inadequate or we may face delays in the manufacture and supply of such materials as a result our decision to transfer manufacturing between contract manufacturers or on account of interruptions in our supply chain, including in relation to the packaging and distribution or import / export of clinical materials.

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
Despite our current development plans and ongoing efforts, we may not complete any of our ongoing or planned clinical trials or other clinical trials for our product candidates. Moreover, the timing of the completion of, and the availability of results from, clinical trials is difficult to predict. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process. If we experience delays in testing or marketing approvals, our product development costs would increase. We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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
We have limited data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of GA or administered in combination with anti‑VEGF drugs for the treatment of wet AMD or IPCV and no data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of Stargardt disease or non-infectious intermediate and posterior uveitis. Our clinical trials for Zimura will involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections, similar to those described above for Fovista.
Our experience manufacturing our product candidates is limited. Manufacturing issues may arise that could cause delays in our development programs or increase costs. In addition, we may experience delays in regulatory approval of our product candidates if we do not satisfy applicable manufacturing regulatory requirements.
Our current product candidates, Zimura and Fovista, are each chemically-synthesized aptamers. In pursuing our business development activities, we could acquire or in-license a variety of types of product candidates, including small molecule drugs, protein drugs or biologics.  Small molecule drugs are organic compounds of low molecular weight that are generally associated with ready availability of starting materials and ease of synthesis. In contrast, manufacturing for proteins and biologics is more complex, especially in large quantities. For example, biologic products must be made consistently and in substantial compliance with a clearly defined manufacturing process, and often must be manufactured under aseptic conditions.
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
We currently rely upon a single third‑party manufacturer, Agilent Technologies, to supply us with the chemically synthesized aptamers comprising the API for both Zimura and Fovista and a different, single third‑party manufacturer, Ajinomoto Althea, to provide fill/finish services for both Zimura and Fovista. In order to obtain and maintain regulatory approval for Zimura or Fovista, our third‑party manufacturers will be required to consistently produce the API used in Zimura or Fovista in commercial quantities and of specified quality and to execute fill/finish services on a repeated basis and document their ability to do so. If the third‑party manufacturers are unable to satisfy this requirement, our business would be materially and adversely affected. During the third quarter of 2016, we completed the manufacture of validation batches of Fovista API produced at commercial scale. However, given the negative results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we are not currently manufacturing clinical or commercial supplies of Fovista. If OPH1004 is positive and we decide to pursue further development of Fovista, we would eventually need to restart the process for commercial supply, including obtaining scheduling commitments from both Agilent and Althea which could prove challenging if these manufacturers are at or near capacity. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process.
These manufacturing processes and the facilities of our third‑party manufacturers, including our third‑party API manufacturer and our third‑party fill/finish service provider, are subject to inspection and approval by the FDA, referred to as a pre-approval inspection, before we can commence the commercial sale of any approved product candidate, and thereafter on an ongoing basis. Our third‑party API manufacturer has undergone only one pre-approval inspection by the FDA, and has not yet gone through a pre-approval inspection for Zimura or Fovista. Our third‑party fill/finish service provider is subject to FDA inspection from time to time. Failure by our third‑party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in delays in the approval of our applications for marketing approval in the event a recommendation to withhold is issued, as well as regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Additionally, on October 22, 2014, the FDA issued its final guidance on the circumstances that constitute delaying, denying, limiting or refusing a drug inspection pursuant to Section 707 of the Food and Drug Administration Safety and Innovation Act of 2012. If any of our third‑party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our API or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of API or our fill/finish services could be interrupted or limited, which could have a material adverse effect on our business.
Some of the standards of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which establishes basic guidelines and standards for drug development in the United States, the European Union, Japan and other countries, do not apply to oligonucleotides, including aptamers. As a result, there are no established generally accepted manufacturing or quality standards for the production of Zimura or Fovista. Even though the FDA has reviewed the quality standards for Fovista used in our Phase 3 clinical program, the FDA has the ability to modify these standards at any time and foreign regulatory agencies may impose differing quality standards and quality control on the manufacture of Fovista. The lack of uniform manufacturing and quality standards among regulatory agencies may delay regulatory approval of Fovista, Zimura or any future product candidate.
In addition, in order to manufacture and supply any of our product candidates on a commercial scale in the future, we will need to bolster our quality control and quality assurance capabilities, including by augmenting our manufacturing processes and adding personnel. We also may encounter problems hiring and retaining the experienced specialist scientific and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. As we or any manufacturer we engage scales-up manufacturing of any approved product, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product, given the long lead times required to manufacture or obtain regulatory approvals for our products, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product at commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.
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

•
restrictions in the label on of any for our combination therapy product candidates, such as Zimura or Fovista, limiting their use in combination with particular standard of care drugs, such as a particular anti‑VEGF drug;

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
With respect to our programs for orphan diseases, our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.
We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of wet AMD, GA, Stargardt disease or other disease indications for which we may develop Zimura or Fovista. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. We also will face similar competition with respect to any other products or product candidates that we may seek to develop or commercialize in the future for the treatment of wet AMD, GA, Stargardt disease or any other indication we may pursue.
There are a number of products in preclinical research and clinical development by third parties to treat wet AMD. Based on publicly available information, we are aware that Ohr Pharmaceutical, Inc., Santen Inc., Tyrogenex, Inc., Allergan plc and GrayBug Vision, Inc. each have PDGF inhibitors in clinical or pre-clinical development for wet AMD. Several of these product candidates also inhibit VEGF or are administered directly with an anti-VEGF agent in a manner that could negatively impact demand for a separate intravitreal injection of an anti-PDGF agent such as Fovista. Ohr Pharmaceutical recently announced plans to amend its ongoing clinical trial to enable efficacy analyses by the end of 2017 or early 2018.
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
There are a number of products in preclinical research and clinical development by third parties to treat dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include inflammation suppression, such as complement system inhibitors and corticosteroids, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular enhancers. Based on publicly available information, we are aware that Genentech, Inc., a member of the Roche Group, Novartis AG and MorphoSys AG, Apellis Pharmaceuticals, Inc., Hemera Biosciences, Inc., Achillion Pharmaceuticals, Inc., Ra Pharmaceuticals, Inc. and Catalyst Biosciences, Inc. each have complement inhibitors in development, the most advanced of which is Genentech’s humanized Fab fragment targeting complement factor D, which is at a different part of the complement cascade than complement factor C5. Data from Genentech's Phase 3 trials is expected during the second half of 2017. If Genentech's Phase 3 trials for its complement factor D product candidate are successful, it is likely that Genentech would obtain marketing approval for such product candidate several years in advance of when we could reasonably expect marketing approval for Zimura in GA, if at all. Moreover, based on publicly available information, we are aware that several other companies have announced development programs for the treatment of dry AMD targeting different mechanisms of action outside of the complement cascade.
There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. Based on publicly available information, we are aware that Sanofi, Acucela Inc., Alkeus Pharmaceuticals, Inc. and Vision Medicines, Inc. each have development programs in Stargardt disease. Three of these programs, Acucela, Alkeus and Vision Medicines, are exploring the use of oral therapeutics, while Sanofi, with technology provided by Oxford BioMedica plc, is using a gene therapy approach. Acucela’s, Alkeus’s and Sanofi’s product candidates are each in Phase 2 development.
In the case of orphan diseases such as Stargardt disease, should we be successful in development, our commercialization efforts may rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act. There are limited circumstances under each of the Orphan Drug Act and the Hatch-Waxman Act that could result in our loss of data and marketing exclusivity, which could allow a competitor to enter the market. Failure to maintain either data or market exclusivity period would have a material adverse effect on our ability to commercialize our product candidates.

In addition, our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient to use or are less expensive than our product candidates. The commercial opportunity for Zimura or Fovista also could be reduced or eliminated if our competitors develop and commercialize products that reduce or eliminate the use of anti‑VEGF drugs for the treatment of patients with wet AMD. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the relevant market.
Furthermore, our ability to compete may be affected in many cases by insurers or other third‑party payors, particularly Medicare, seeking to encourage the use of less expensive or more convenient products. We expect that if Zimura or Fovista is approved for combination therapy for the treatment of wet AMD, the cost of combination treatment would be higher than the cost of treatment of wet AMD with Lucentis, Eylea or particularly Avastin monotherapy. Insurers and other third‑party payors may encourage the use of anti‑VEGF drugs as monotherapy and discourage the use of Fovista in combination with these drugs. This could limit sales of Fovista.
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

For example, the Novartis Agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, the agreement is subject to early termination by either us or Novartis if the other party challenges or assists a third party in challenging the validity or enforceability of certain patent rights controlled by the terminating party. Novartis may also terminate the agreement at any time without cause, or within a specified period after a change in control of us, as defined in the agreement, or for specified safety reasons, effective at the end of a specified period following Novartis’s written notice to us of Novartis’s election to terminate the agreement or if the parties are prevented in any manner that materially adversely affects the progression of the development or commercialization of licensed products for a specified period as a result of specified governmental actions. We may also terminate the agreement if Novartis determines to seek marketing approval of an alternative anti‑PDGF product outside the United States. If we do not maintain a productive collaborative relationship with Novartis or if Novartis is unable to meet its contractual obligations or if there is an early termination of the agreement as described above, we would be forced to either establish a commercial infrastructure outside of the United States so that we could undertake the commercialization efforts which had been theretofore undertaken by Novartis or we would need to seek an alternative partner. The establishment of a commercial infrastructure and assumption by us of commercialization activities outside of the United States would require substantial resources, financial and otherwise, and could result in us incurring greater expenses than the increase in revenues from our direct sales of Fovista. It could also cause a delay in market penetration while we expand our commercial operations. Seeking and obtaining an alternative commercial partner outside the United States could also adversely impact sales of Fovista and market penetration outside of the United States.
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
We have relied on third‑party clinical research organizations, or CROs, in conducting our clinical trials of Fovista and Zimura. We expect to continue to rely upon third parties, such as CROs, clinical data management organizations, medical institutions (including reading centers) and clinical investigators, in conducting our clinical trials for our product candidates. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.
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
We contract with third parties for the manufacture of both Zimura and Fovista for clinical trials and expect to continue to do so in connection with the potential commercialization of either product candidate and for clinical trials and commercialization of any other product candidates that we develop or may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of Zimura or Fovista and have limited personnel with manufacturing experience. We currently rely upon and expect to continue to rely upon third‑party contract manufacturers to manufacture preclinical and clinical supplies of product candidates we are developing or may develop and commercial supplies of products if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of the product candidates that we are developing or may develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Under the Novartis Agreement, we are responsible for supplying to Novartis Fovista API for clinical and commercial supply.
We currently rely exclusively upon a single third-party manufacturer to provide supplies of both Zimura API and Fovista API and a different single third-party manufacturer to provide fill/finish services for Zimura and Fovista. Although we have agreements in place with Agilent for the supply of Fovista API and with Althea for clinical and commercial fill/finish services, we do not currently have any contractual commitments for the supply of Zimura API. Additionally, given the negative results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we are not currently manufacturing commercial supplies of Fovista. If OPH1004 is positive and we decide to pursue further development of Fovista, we would eventually need to restart the process for commercial supply, including obtaining scheduling commitments from both Agilent and Althea which could prove challenging if these manufacturers are at or near capacity. We also do not currently have arrangements in place for redundant supply or a second source for API for Zimura or Fovista or for a redundant supply or a second source for fill/finish services. The prices for manufacturing activities that are not yet contractually committed may vary substantially over time and adversely affect our financial results. Furthermore, we and our contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of each of Zimura and Fovista.

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
The last to expire of the U.S. patent rights covering the composition of matter of Fovista expired in early 2017, which is well in advance of any marketing approval we may ultimately receive for Fovista. We own an issued U.S. patent covering methods of treating wet AMD with Fovista in combination with Avastin or Lucentis, which is expected to expire in 2024. The Hatch‑Waxman Act permits a patent restoration term of up to five years as partial compensation for patent term effectively lost during product development and the FDA regulatory review process occurring after the issuance of a patent. We may be able to obtain a patent term extension for this U.S. patent. The European patent rights covering the composition of matter of Fovista are expected to expire in 2018. Such expiration date is before the date by which we expect Fovista to be commercialized in Europe. We own a granted European patent covering a combination of Fovista and Lucentis or Avastin for use in a method for treating wet AMD. This European patent is expected to expire in 2024. Similar to the patent term restoration available in the United States, the regulatory framework in the European Union and certain other foreign jurisdictions provides the opportunity to extend the term of a patent that covers an approved drug in certain circumstances. Notwithstanding the availability of patent term extension or restoration provisions, we may not be granted patent term extensions because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term or scope of any such extension is less than we request, any period during which we have the right to exclusively market our product would be shorter than we would otherwise expect, and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.
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
Method‑of‑treatment patents are more difficult to enforce than composition‑of‑matter patents because of the risk of off‑label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off‑label prescriptions may infringe our method‑of‑treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off‑label sales of other products having the same API as Fovista, Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Fovista, Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition‑of‑matter patents relating to Fovista, Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same API as Fovista, Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any other of our patents covering Fovista’s or Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off‑label use of such competitors’ products containing the same API as Zimura or Fovista in combination with any anti‑VEGF drug, even if such use infringes any of our method‑of‑treatment patents.
The Hatch‑Waxman Act also permits the manufacture, use, offer for sale, sale or importation of a patented invention other than a new animal drug or veterinary biological product, if the manufacture, use, offer for sale, sale or importation is solely for uses that are reasonably related to development of information that could be submitted to the FDA. For this reason, our competitors might be able under certain circumstances to perform activities within the scope of the U.S. patents that we own or under which we are licensed without infringing such patents. This might enable our competitors to develop during the lifetime of these patents drugs that compete with Zimura or Fovista, if approved.
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
In general, the FDA and similar regulatory authorities outside the United States require two adequate and well controlled clinical trials demonstrating safety and effectiveness for marketing approval for an ophthalmic pharmaceutical product. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market Fovista, Zimura or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely upon third‑party CROs and, in the case of Fovista, Novartis, to assist us in this process. Securing marketing approval requires obtaining positive safety and efficacy data from required clinical trials, as well as the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. The FDA or other regulatory authorities may determine that Fovista, Zimura or any other product candidate that we may develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. The FDA or other regulatory authority may limit the approval of Zimura or Fovista to use with only specified anti‑VEGF drugs rather than with all anti‑VEGF drugs. Such limitation could limit sales of Zimura or Fovista.
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
Marketing approval of novel product candidates such as Zimura and Fovista manufactured using novel manufacturing processes can be more expensive and take longer than for other, more well‑known or extensively studied pharmaceutical or biopharmaceutical products, due to regulatory agencies’ lack of experience with them. We believe that the FDA has only granted marketing approval for one aptamer product to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post‑approval limitations or restrictions.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.
We currently do not have orphan drug designations or orphan drug exclusivity for any product. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.
If we request orphan drug designation for any of our product candidates in one or more indications, there can be no assurances that the FDA or the European Commission will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•
the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

A fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
In the United States, our lead product candidate, Fovista, received fast track designation for wet AMD and may be eligible for priority review status. If a drug is intended for the treatment of a serious or life‑threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. If a drug offers major advances in treatment, the drug sponsor may apply for FDA priority review status. The FDA has broad discretion whether or not to grant fast track designation or priority review status, so even if we believe a particular product candidate is eligible for such designation or status the FDA could decide not to grant it. Even though Fovista has received fast track designation for the treatment of wet AMD and may be eligible for priority review status, we may not experience a faster development process, review or approval compared to conventional FDA procedures.
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
The efforts of the Trump Administration to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.
The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities and affect our and any commercialization partner’s ability to generate revenue from, sell profitably or commercialize any product candidates for which we or they obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we or a commercialization partner may receive for any approved products.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non‑deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti‑Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

With the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA. To those ends, on May 4, 2017, the U.S. House of Representatives passed the American Health Care Act and the Senate is currently considering legislative proposals leading to new healthcare reform legislation. It remains to be seen, however, whether new legislation repealing and replacing the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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
In December 2016, following our receipt and announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we announced that we had determined to implement a reduction in personnel to focus on an updated business plan. This reduction in personnel involves approximately 80% of our pre-announcement workforce and includes personnel from nearly every department. During the first six months of 2017, our workforce has been reduced by 98 employees in connection with the reduction in personnel and natural attrition. We expect the reduction of the additional 20 affected employees will be substantially completed during the third quarter of 2017.  Although we are reducing our personnel substantially, we are continuing to function as a development company and need to continue all or nearly all of our prior business functions to support such development, including clinical operations, regulatory affairs, drug safety, data management, outsourced manufacturing and supply chain, analytical development and quality assurance, as well as all of our general and administrative functions and public company infrastructure. Due to our limited financial resources and the inherent challenges associated with managing such a reduction in personnel, we may not be able to manage effectively the reduction in personnel and transition of operations to remaining employees. In addition, as part of implementing our reduction in personnel, we have issued notices of termination under our existing office leases, each of which now is scheduled to terminate in late 2017 or early 2018. It is possible that we may not be able to find suitable replacement office space for our remaining employees on acceptable terms, or at all, which could harm our operating results and/or materially disrupt our operations.
Notwithstanding the reduction in personnel, we remain highly dependent on David R. Guyer, M.D., our Executive Chairman, and Glenn P. Sblendorio, our Chief Executive Officer and President, as well as the other principal members of our management, scientific and clinical teams. We do not maintain “key person” insurance for any of our executives or other employees. Although we have entered into letter agreements with our executive officers, each of them and our non-executive employees may terminate their employment with us at any time. As a result, key employees that we expect to retain through specific dates to assist with transition activities may choose not to remain employees. In addition, we may experience difficulties in retaining key employees that we have identified for retention, given the change in prospects for our company as well as other challenges. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our updated business strategy. Furthermore, replacing any such executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to strategically attract or retain high quality personnel as we implement our new business plan, our ability to pursue our development strategy would be limited.
In connection with the reduction in personnel, we expect that we will incur approximately $13.4 million of aggregate pre-tax charges through the third quarter of 2017, of which approximately $12.5 million in the aggregate is expected to result in cash expenditures. As of June 30, 2017, our cash expenditures related to such reduction in personnel totaled $8.0 million. The reduction in personnel may divert our management’s time and attention. Any inability to manage the reduction in personnel could delay the execution of our updated business plan or disrupt our operations.
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
For example, following our announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, the closing price of our common stock declined from $38.77 on December 9, 2016 to $5.29 on December 12, 2016. In addition, following the announcement by Regeneron on September 30, 2016 that its co-formulated anti-PDGF/Eylea product candidate failed to meet the primary endpoint of a Phase 2 clinical trial at 12 weeks, the closing price of our common stock declined from $54.12 on September 29, 2016 to $30.85 on November 3, 2016. Following periods of volatility in the market price of a company’s stock, securities class‑action litigation has often been instituted against that company. We and certain of our current and former executive officers have been named as defendants in purported class action lawsuits and a derivative lawsuit following our announcement of the initial, top-line results. See “Part II, Item 1-Legal Proceedings” and “-Risks Related to Our Updated Business Plan, Financial Position and Need for Additional Capital-We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” This proceeding and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.
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

OPHTHOTECH CORPORATION

Date: August 2, 2017	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Letter Agreement between the Registrant and David R. Guyer, dated April 24, 2017

10.2	Letter Agreement between the Registrant and Glenn P. Sblendorio, dated April 24, 2017

10.3	Letter Agreement between the Registrant and David F. Carroll, dated April 25, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheets at June 30, 2017 and December 31, 2016 (unaudited), (ii)  Statements of Operations (unaudited) for the three and six month periods ended June 30, 2017 and 2016, (iii)  Statements of Cash Flows (unaudited) for the six month period ended June 30, 2017 and 2016 and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.