Form 10-Q
period 2017-09-30
Ophthotech Corp.
filed 2017-11-08
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017 there were 36,038,683 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the potential benefits of our updated business plan and strategy to continue our Zimura® (avacincaptad pegol) age-related development programs, initiate new development programs and potentially expand our product pipeline;

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

•
the timing, costs, conduct and outcome of our clinical trial of Zimura as a monotherapy for the treatment of geographic atrophy, or GA, secondary to dry AMD, our clinical trial of Zimura in combination with an anti-VEGF drug for the treatment of wet AMD, our planned clinical trial of Zimura as a monotherapy for autosomal recessive Stargardt disease, which we refer to as STGD1, our planned clinical trial of Zimura in combination with an anti-VEGF drug for the treatment of idiopathic polypoidal choroidal vasculopathy, and our planned clinical trial of Zimura as a monotherapy for non-infectious intermediate and posterior uveitis, including statements regarding the timing of the initiation of and completion of enrollment in such trials, and the costs to obtain and timing of receipt of initial results from, and the completion of, such trials;

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-

looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
OPHTHOTECH CORPORATION
Unaudited Balance Sheets
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$180,217	$133,930
Available for sale securities	—	155,348
Due from Novartis Pharma AG	—	3,531
Prepaid expenses and other current assets	1,436	3,078
Total current assets	181,653	295,887
Property and equipment, net	1,302	3,281
Other assets	27	462
Total assets	$182,982	$299,630
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accrued research and development expenses	$6,212	$47,240
Accounts payable and accrued expenses	7,895	12,032
Deferred revenue	—	6,646
Total current liabilities	14,107	65,918
Deferred revenue, long-term	—	203,330
Royalty purchase liability	125,000	125,000
Total liabilities	139,107	394,248
Stockholders’ equity (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value, 200,000,000 shares authorized, 36,032,883 and 35,733,276 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	36	36
Additional paid-in capital	519,051	504,517
Accumulated deficit	(475,212)	(598,959)
Accumulated other comprehensive loss	—	(212)
Total stockholders’ equity (deficit)	43,875	(94,618)
Total liabilities and stockholders’ equity (deficit)	$182,982	$299,630

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Collaboration revenue	$206,654	$1,668	$209,977	$45,587
Operating expenses:
Research and development	10,707	50,854	58,343	136,886
General and administrative	7,059	12,024	28,770	37,209
Total operating expenses	17,766	62,878	87,113	174,095
Income (loss) from operations	188,888	(61,210)	122,864	(128,508)
Interest income	391	409	1,113	1,301
Other loss	(12)	(20)	(34)	(88)
Income (loss) before income tax provision (benefit)	189,267	(60,821)	123,943	(127,295)
Income tax provision (benefit)	194	70	196	(158)
Net income (loss)	$189,073	$(60,891)	$123,747	$(127,137)
Net income (loss) per common share:
Basic	$5.26	$(1.71)	$3.45	$(3.59)
Diluted	$5.25	$(1.71)	$3.44	$(3.59)
Weighted average common shares outstanding:
Basic	35,971	35,594	35,878	35,415
Diluted	36,047	35,594	35,984	35,415

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$189,073	$(60,891)	$123,747	$(127,137)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	186	(41)	212	314
Other comprehensive income (loss)	186	(41)	212	314
Comprehensive income (loss)	$189,259	$(60,932)	$123,959	$(126,823)

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Unaudited Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016

Operating Activities
Net income (loss)	$123,747	$(127,137)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,979	539
Amortization of premium and discounts on investment securities	140	454
Deferred income taxes	163	22,916
Share-based compensation	14,463	24,889
Changes in operating assets and liabilities:
Due from Novartis Pharma AG	3,531	4,383
Income tax receivable	(52)	(20,844)
Prepaid expense and other current assets	1,694	569
Accrued interest receivable	465	157
Other assets	435	19
Accrued research and development expenses	(41,028)	21,197
Accounts payable and accrued expenses	(4,137)	(1,629)
Deferred revenue	(209,976)	(1,298)
Net cash used in operating activities	(108,576)	(75,785)
Investing Activities
Purchase of marketable securities	(12,014)	(48,123)
Maturities of marketable securities	166,806	62,500
Purchase of property and equipment	—	(247)
Net cash provided by investing activities	154,792	14,130
Financing Activities
Proceeds from stock option/employee stock purchase plan exercises	71	5,398
Net cash provided by financing activities	71	5,398
Net change in cash and cash equivalents	46,287	(56,257)
Cash and cash equivalents
Beginning of period	133,930	221,861
End of period	$180,217	$165,604
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gain (loss) on available for sale securities, net of tax	$212	$314

The accompanying unaudited notes are an integral part of these financial statements.

OPHTHOTECH CORPORATION
Notes to Unaudited Financial Statements
(tabular dollars and shares in thousands, except per share data)

1. Business

Description of Business and Organization

Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a biopharmaceutical company specializing in the development of novel therapeutics to treat ophthalmic diseases, with a focus on age-related and orphan retinal diseases. The Company currently has two product candidates in development, Zimura® (avacincaptad pegol), an anti-complement factor C5 aptamer, and Fovista® (pegpleranib), an anti-platelet derived growth factor, or PDGF, aptamer. Prior to 2017, the Company's primary focus was on developing Fovista and Zimura for various types of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina, known as the macula, that may result in blindness. In December 2016, the Company announced that two of its three pivotal Phase 3 clinical trials for Fovista in combination with the anti-vascular endothelial growth factor, or anti-VEGF, drug Lucentis® (ranibizumab) for the treatment of wet AMD failed to meet their primary endpoint.  In August 2017, the Company announced that the third pivotal Phase 3 clinical trial for Fovista in combination with the anti-VEGF drugs Eylea® (aflibercept) or Avastin® (bevacizumab) for the treatment of wet AMD, referred to as the OPH1004 trial, failed to meet its primary endpoint. The Company is in the process of winding down the OPH1004 Fovista trial and has no future plans to develop Fovista in wet AMD and only very limited Fovista development activity outside of wet AMD. In early 2017, the Company announced that it had engaged a financial advisor to assist it in reviewing the Company’s strategic alternatives, including identifying potential business development opportunities. Also beginning in early 2017, the Company undertook a reassessment of its development plans for Zimura and Fovista, which included an evaluation of the scientific rationale for potentially developing these product candidates in one or more other ophthalmic indications for which there is a high unmet need. In July 2017, the Company announced that it is pursuing a strategy to leverage its clinical experience and retina expertise to identify and develop therapies to treat multiple ophthalmic orphan diseases for which there are limited or no treatment options available. To this end, the Company is preparing to initiate a randomized, controlled Phase 2b clinical trial of Zimura as a monotherapy for the treatment of autosomal recessive Stargardt disease ("STGD1"), an inherited retinal orphan disease causing vision loss during childhood or adolescence, before the end of 2017. In parallel, the Company is continuing its on-going Zimura programs in age-related retinal diseases. The Company is also continuing its business development efforts to identify and potentially obtain rights to additional products, product candidates and technologies that would complement its strategic goals as well as other compelling ophthalmology opportunities.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of Presentation

The accompanying unaudited financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2016, as filed with the SEC on February 28, 2017.

In the opinion of management, the unaudited financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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
As of September 30, 2017, the Company had cash and cash equivalents of approximately $180.2 million. The Company believes that its existing cash and cash equivalents as of September 30, 2017 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months.
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

Revenue Recognition

Collaboration Revenue

In May 2014, the Company received an upfront payment of $200.0 million in connection with its licensing and commercialization agreement (the “Novartis Agreement”) with Novartis Pharma AG ("Novartis"). Prior to the third quarter of 2017, this payment had not been recorded as revenue due to the existence of a contingency with respect to the Company's right to terminate the agreement in certain circumstances and the associated termination fee equivalent to the entire $200.0 million upfront payment, which the Company would have been required to pay if it had elected to exercise this termination option. The Company and Novartis entered into a letter agreement in July 2017 (the "Letter Agreement") that waived the Company's termination right, thereby resolving the contingency and allowing the Company to immediately recognize as revenue the portion of the upfront payment allocated using the relative selling price method to deliverables completed during prior periods. See "Note 5-Licensing and Commercialization Agreement with Novartis Pharma AG" below for a further description of the Letter Agreement. During the third quarter of 2017, the Company completed the remaining deliverables under the Novartis Agreement and the Letter Agreement and recognized as revenue the balance of all of the payments previously received from Novartis related to licensing, research and development, manufacturing and joint operating committee activities that had been previously deferred using the relative selling price method. In total, during the third quarter of 2017, the Company recognized $206.7 million in previously deferred collaboration revenue in connection with the Novartis Agreement. The recognition of this revenue during the period did not impact the Company's cash balance. On October 23, 2017, following the failure of the Phase 3 Fovista program and pursuant to the terms of the Letter Agreement, Novartis elected to terminate the Novartis Agreement with immediate effect.

Below is a summary of the components of the Company’s collaboration revenue for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

License revenue	$152,912	$—	$152,912	$22,937
Research and development activity revenue	52,864	1,664	56,180	8,089
API transfer revenue	754	—	754	14,545
Joint operating committee revenue	124	4	131	16
Total collaboration revenue	$206,654	$1,668	$209,977	$45,587

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

The Company’s available for sale securities are also invested in U.S. Treasury securities and investment-grade corporate debt securities. The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available for sale securities. As of September 30, 2017, the Company did not hold any available for sale securities.

Concentration of Suppliers

The Company currently relies exclusively upon a single third-party manufacturer to provide supplies of the active pharmaceutical ingredient, or API, for Zimura on a purchase order basis. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply it with the proprietary polyethylene glycol, or PEG, reagent used to manufacture Zimura on a purchase order basis. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura.  If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.

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

The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expected common stock price volatility	82%	71%	81%	71%
Risk-free interest rate	1.95%-2.06%	1.14% -1.32%	1.82%-2.38%	1.14%-1.92%
Expected term of options (years)	6.1	6.0	6.1	6.1
Expected dividend yield	—	—	—	—

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

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as the option granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Research and development	$1,840	$5,664	$8,887	$16,732
General and administrative	1,571	2,584	5,576	8,157
Total	$3,411	$8,248	$14,463	$24,889

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-9 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. Due to the recent development and termination of the Company's collaboration contracts with Novartis, the Company does not expect the standard to have a material impact upon adoption.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$189,073	$(60,891)	$123,747	$(127,137)
Weighted average common shares outstanding - basic	35,971	35,594	35,878	35,415
Plus: net effect of dilutive stock options and unvested restricted stock units	76	—	106	—
Weighted average common shares outstanding - dilutive	36,047	35,594	35,984	35,415
Net income (loss) per share of common stock - basic	$5.26	$(1.71)	$3.45	$(3.59)
Net income (loss) per share of common stock - diluted	$5.25	$(1.71)	$3.44	$(3.59)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Stock options outstanding	3,640	3,423	3,813	3,423
Restricted stock units	269	721	332	721
Total	3,909	4,144	4,145	4,144

4. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents included cash of $13.2 million and $25.8 million at September 30, 2017 and December 31, 2016, respectively. Cash and cash equivalents at September 30, 2017 and December 31, 2016 also included $167.1 million and $108.1 million, respectively, of investments in money market funds, U.S. Treasury securities and certain short-term investment-grade corporate debt securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at September 30, 2017. The Company held available for sale securities with a fair value totaling $155.3 million at December 31, 2016. These available for sale securities consisted of U.S. Treasury securities and investment-grade corporate debt securities. During the quarter ended September 30, 2017, the Company's investments matured and were reinvested in money market funds.

Available for sale securities, including carrying value and estimated fair values as of December 31, 2016, are summarized as follows:

	As of December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities	$120,288	$6	$(33)	$120,261
Corporate debt securities	35,114	—	(27)	35,087
Total	$155,402	$6	$(60)	$155,348

The Company’s available for sale securities are reported at fair value on the Company’s Balance Sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss). The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Beginning balance	$(186)	$(118)	$(212)	$(473)
Current period changes in fair value before reclassifications, net of tax	186	(41)	212	314
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—
Total other comprehensive income (loss)	186	(41)	212	314
Ending balance	$—	$(159)	$—	$(159)

5. Licensing and Commercialization Agreement with Novartis Pharma AG

In May 2014, the Company entered into the Novartis Agreement. Under the Novartis Agreement, the Company granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by the Company to manufacture, from bulk API supplied by the Company, standalone Fovista products and products combining Fovista with an anti-VEGF drug to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States (the “Novartis Territory”). The Company agreed to use commercially reasonable efforts to complete its ongoing pivotal Phase 3 clinical program for Fovista and Novartis agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF drug to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans.

In July 2017, the Company and Novartis entered into the Letter Agreement to streamline the process and timeline for evaluating data from the OPH1004 trial once it became available. On October 23, 2017, following the failure of the Phase 3 Fovista program and pursuant to the terms of the Letter Agreement, Novartis elected to terminate the Novartis Agreement with immediate effect. See "—Note 13—Subsequent Events" for a description of the termination notice.

In May 2014, Novartis paid the Company a $200.0 million upfront payment. In each of September 2014 and March 2015, the Company achieved a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million in enrollment-based milestones under the Novartis Agreement. The Company used the relative selling price method to allocate these payments to contract deliverables based on its performance obligations under the Novartis Agreement.

Activities under the Novartis Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)) to determine if they represented a multiple element revenue arrangement. The Novartis Agreement included the following deliverables: (1) an exclusive license to commercialize Fovista outside the United States (the “License Deliverable”); (2) the performance obligation to conduct research and development activities related to the Phase 3 Fovista clinical trials and certain Phase 2 trials for Fovista (the “R&D Activity Deliverable”); (3) the performance obligation to supply API to Novartis for development and manufacturing purposes (the “Manufacturing Deliverable”) and (4) the Company’s obligation to participate on the joint operating committee established under the terms of the Novartis Agreement and related subcommittees (the “Joint Operating Committee Deliverable”). The Company’s obligation to provide access to clinical and regulatory information as part of the License Deliverable included the obligation to provide access to all clinical data, regulatory filings, safety data and manufacturing data to Novartis which was necessary for the commercialization of Fovista in the Novartis Territory. The R&D Activity Deliverable included the right and responsibility for the Company to conduct the Phase 3 Fovista clinical program and other Phase 2 studies of Fovista which were necessary or desirable for regulatory approval or commercialization of Fovista. The Manufacturing Deliverable included the obligation for the Company to supply API to Novartis for clinical purposes, for which Novartis agreed to pay the Company’s manufacturing costs. The Joint Operating Committee Deliverable included the obligation to participate in the Joint Operating Committee and related subcommittees at least through the first anniversary of regulatory approval in the European Union. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Novartis. Accordingly, each unit was accounted for separately.

The Novartis Agreement included a termination right for the Company in the event that specified governmental actions prevented the parties from materially progressing the development or commercialization of licensed products. If the Company elected to exercise this termination option, it would have been required to pay a substantial termination fee equivalent to the entire upfront payment amount. The Company concluded that this termination provision constituted a contingent event that was unknown at the inception of the agreement. As such, the Company recorded the $200.0 million upfront payment in deferred revenue, long-term until such time that the contingency related to this termination provision was resolved. In July 2017, the contingency was resolved when the Company permanently waived this termination right as part of the Letter Agreement.

The Letter Agreement also provided Novartis with a shorter notice period in the event Novartis determined to terminate the Novartis Agreement in certain circumstances. In addition, the Letter Agreement provided Novartis with a fully paid-up, royalty free license to use data from the Lucentis monotherapy arms of the Company's Phase 2b OPH1001 trial and Phase 3 OPH1002 and OPH1003 trials in the Novartis Territory in connection with the development, manufacturing and commercialization of Novartis-controlled anti-VEGF products. The Lucentis study data license continues until the fifth anniversary of the Letter Agreement.

The Company evaluated the Letter Agreement under ASC 605-25 and determined that the Letter Agreement does not create any new deliverables. The Company is treating the Fovista license granted at the inception of the Novartis Agreement and the Lucentis study data license granted under the Letter Agreement as one collective technology license (the "Licenses") delivered at the inception of the Novartis Agreement. In addition, as the waiver of its right to terminate the Novartis Agreement as a result of specified governmental actions resolved the Company’s contingency with respect to such termination right and the associated termination fee, the Company allocated the entire previously deferred amount, $200.0 million, to the deliverables that were determined based on the relative selling price at contract inception. Upon entry into the Letter Agreement in July 2017, the Company immediately recognized as revenue $189.8 million of the upfront payment allocated to contract deliverables completed during prior periods. Upon termination of the OPH1004 trial in August 2017, the Company recognized the remaining $16.9 million of collaboration revenue, attributable to the R&D Deliverable, previously deferred under the Novartis Agreement. In total, during the third quarter of 2017, the Company recognized $206.7 million in previously deferred collaboration revenue in connection with the Novartis Agreement. The recognition of this revenue during the period did not impact the Company's cash balance.

Below is a summary of the components of the Company’s collaboration revenue for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

License revenue	$152,912	$—	$152,912	$22,937
Research and development activity revenue	52,864	1,664	56,180	8,089
API transfer revenue	754	—	754	14,545
Joint operating committee revenue	124	4	131	16
Total collaboration revenue	$206,654	$1,668	$209,977	$45,587

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

The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company’s Balance Sheet as of

September 30, 2017, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. As the Company makes royalty payments in accordance with the Novo Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates.

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

7. Income Taxes

For the three and nine months ended September 30, 2017, the Company recorded a provision for income taxes of $0.2 million primarily due to discrete income tax items associated with changes in the fair value of the Company's available for sale marketable securities which are reflected in other comprehensive income (loss). Although the Company had $189.3 million and $123.9 million of net income before income taxes for the three and nine months ended September 30, 2017 as a result of the recognition of deferred revenue under the Novartis Agreement, the Company expects a net loss for tax purposes for 2017 with minimal taxes due. For tax purposes, the Company treated payments received under the Novartis Agreement as revenue at the time the payments were received. The Company recorded a provision for income taxes of $0.1 million for the three months ended September 30, 2016, and a benefit from income taxes of $0.2 million for the nine months ended September 30, 2016 primarily due to discrete income tax items in each period associated with changes in the fair value of the Company's available for sale marketable securities which are reflected in other comprehensive income (loss).

In the second quarter of 2017, the IRS concluded an audit of the Company’s U.S. federal income tax returns for the years 2013, 2014 and 2015, resulting in an immaterial amount of additional tax due. Federal net operating losses for 2016 and general business credits generated between 2007 and 2016 remain subject to audit.

During the nine months ended September 30, 2017, the Company amended certain state and local income tax returns to claim a refund for taxes previously paid.  These claims may result in refunds to the Company of up to approximately $7.9 million. As the Company believes that the likelihood of its position in claiming the refunds does not rise to the level of more likely than not at this time, the Company has not recorded a current tax receivable for the refund claims as of September 30, 2017.

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss position for the three-year period ending December 31, 2017 in recording valuation allowances on its deferred tax assets as of September 30, 2017.

Pursuant to ASC 740, Income Taxes, the Company routinely evaluates the likelihood of success if challenged on income tax positions claimed on its income tax returns.  During the three months ended September 30, 2017, the Company reduced certain deferred tax assets by $5.9 million and reduced the corresponding valuation allowance by an equivalent amount.  During the three months ended September 30, 2016, the Company reduced certain deferred tax assets by $3.8 million and reduced the corresponding valuation allowance by an equivalent amount.  These items have not been recognized in the financial statements and if disallowed by the tax authorities, would not result in an adjustment to the Company’s effective tax rate, its balance sheet or its cash flow statements for the current year.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments in money market funds*	$167,052	$—	$—

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

No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the three and nine months ended September 30, 2017.

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

Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 5,454,000 additional shares to the 2013 Plan, including for 2017, an increase of approximately 1,429,000 shares, or 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2017. As of September 30, 2017, the Company had approximately 2,124,000 shares available for grant under the 2013 Plan.

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

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of September 30, 2017 is as follows:

	Common Stock Options	Weighted Average Exercise Price

Outstanding, December 31, 2016	3,359	$39.92
Granted	1,294	$4.25
Exercised	(20)	$1.64
Expired or forfeited	(995)	$38.79
Outstanding, September 30, 2017	3,638	$27.74

Options exercisable at September 30, 2017		1,839
Weighted average grant date fair value (per share) of options granted during the period		$2.95

As of September 30, 2017, there were approximately 3,354,000 options outstanding, net of estimated forfeitures that had vested or are expected to vest. The weighted average exercise price of these options was $28.48 per option; the weighted average remaining contractual life of these options was 7.5 years; and the aggregate intrinsic value of these options was approximately $0.1 million.
A summary of the stock options outstanding and exercisable as of September 30, 2017 is as follows:

		As of September 30, 2017
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12-$10.03	1,364	8.8	$4.63	194	$6.93
$10.04-$20.00	204	5.7	$13.52	147	$13.63
$20.01-$30.00	127	6.1	$25.13	122	$25.14
$30.01-$40.00	836	5.8	$32.81	759	$32.89
$40.01-$55.00	727	7.8	$46.47	431	$46.11
$55.01-$73.22	380	8.3	$72.18	186	$71.13
	3,638	7.6	$27.74	1,839	$35.07

Aggregate Intrinsic Value	$114			$95

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and nine months ended September 30, 2017 and 2016, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Cash proceeds from options exercised	$—	$1,591	$33	$5,398
Aggregate intrinsic value of options exercised	$—	$5,185	$43	$12,607

In connection with stock option awards granted to employees, the Company recognized approximately $2.3 million and $5.6 million in share-based compensation expense during the three months ended September 30, 2017 and 2016, respectively, net of expected forfeitures. In connection with stock option awards granted to employees, the Company recognized approximately $10.3 million and $17.3 million in share-based compensation expense during the nine months ended September 30, 2017 and 2016, respectively, net of expected forfeitures. As of September 30, 2017, there were approximately $15.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 2.2 years.

In connection with stock option awards granted to consultants, the Company recognized approximately $0.1 million and $0.6 million in share-based compensation expense during the three months ended September 30, 2017 and 2016, respectively, net of expected forfeitures. In connection with stock option awards granted to consultants, the Company recognized approximately $0.3 million and $1.5 million in share-based compensation expense during the nine months ended September 30, 2017 and 2016, respectively, net of expected forfeitures. As of September 30, 2017, there were approximately $0.2 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.9 years.

The following table presents a summary of the Company’s outstanding RSU awards granted as of September 30, 2017:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding, December 31, 2016	721	$55.33
Awarded	248	$4.42
Vested	(263)	$24.24
Forfeited	(288)	$50.17
Outstanding, September 30, 2017	418	$42.85

As of September 30, 2017, there were approximately 262,000 RSUs outstanding, net of estimated forfeitures that are expected to vest. The weighted average fair value of these RSUs was $36.82 per share and the aggregate fair value of these RSUs was approximately $0.7 million.

In connection with RSUs granted to employees, the Company recognized approximately $0.9 million and $2.0 million in share-based compensation expense during the three months ended September 30, 2017 and 2016, respectively, net of expected forfeitures.  In connection with RSUs granted to employees, the Company recognized approximately $3.4 million and $6.1 million in share-based compensation expense during the nine months ended September 30, 2017 and 2016, respectively, net of expected forfeitures. As of September 30, 2017, there were approximately $6.8 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 2.2 years.

In connection with RSUs granted to consultants, the Company recognized approximately $0.1 million in share-based compensation expense during the three months ended September 30, 2017, net of expected forfeitures.  In connection with RSUs granted to consultants, the Company recognized $0.3 million of share-based compensation expense during the nine months ended September 30, 2017, net of expected forfeitures. There were no RSUs granted to consultants during the three and nine months ended September 30, 2016. As of September 30, 2017, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.9 years.

In connection with the ESPP made available to employees, the Company recognized a de minimis amount of share-based compensation expense during the three months ended September 30, 2017 and 2016, respectively, net of expected forfeitures. In connection with the ESPP made available to employees, the Company recognized $0.1 million and a de minimis amount of share-based compensation expense during the nine months ended September 30, 2017 and 2016, respectively, net of expected forfeitures. As of September 30, 2017, there was a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.5 years. There were 11,612 and 16,358 shares of common stock issued under the ESPP during the three and nine months ended September 30, 2017. Cash proceeds from ESPP purchases were $25 thousand and $38 thousand during the three and nine months ended September 30, 2017. There were no shares of common stock issued under the ESPP plan during the three and nine months ended September 30, 2016, as the first offering period under the ESPP commenced in September 2016. As of September 30, 2017, 983,642 shares were available for future purchases under the ESPP.

10. Property and Equipment

Property and equipment as of September 30, 2017 and December 31, 2016 were as follows:

	Useful Life (Years)	September 30, 2017	December 31, 2016

Manufacturing and clinical equipment	7 - 10	$412	$617
Computer, software and other office equipment	5	1,711	1,711
Furniture and fixtures	1 - 7	774	774
Leasehold improvements	1 - 5	1,835	1,835
		4,732	4,937
Accumulated depreciation		(3,430)	(1,656)
Property and equipment, net		$1,302	$3,281

For the three and nine months ended September 30, 2017, depreciation expense was $0.6 million and $2.0 million, respectively. For the three and nine months ended September 30, 2016, depreciation expense was $0.2 million and $0.5 million, respectively.

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

•
Under a license, manufacturing and supply agreement with Nektar for specified pegylation reagents used to manufacture Fovista, the Company was obligated to make future payments to Nektar of up to an aggregate of $6.5 million if the Company achieved specified clinical and regulatory milestones, and an additional payment of $3.0 million if the Company achieved a specified commercial milestone with respect to Fovista. The Company was obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product the Company successfully commercializes, with the royalty percentage determined by the Company’s level of licensed product sales, the extent of patent coverage for the licensed product and whether the Company has granted a third-party commercialization rights to the licensed product. In June 2014, the Company paid Nektar

$19.8 million in connection with its entry into the Novartis Agreement. On October 27, 2017, Nektar and the Company agreed to terminate the license, manufacturing and supply agreement effective immediately. Neither party incurred any additional costs in connection with the termination of the license, manufacturing and supply agreement.

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

On May 30, 2017, a shareholder derivative action was filed against the members of the Company’s Board of Directors in the United States District Court for the Southern District of New York, captioned Etelmendorf v. Bolte, et al., No. 1:17-cv-04042. The complaint alleges that defendants breached their fiduciary duties to the Company by causing or permitting the Company to make allegedly false and/or misleading statements concerning the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF drugs for the treatment of wet AMD, and by approving certain executive compensation. The complaint also alleges that defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on behalf of the Company, as well as an order directing the Company to reform and comply with its governance obligations, attorneys’ fees, and other costs. On October 17, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice for this action.

12. Restructuring Activities

In December 2016, the Company announced its intention to implement a reduction in personnel to focus on an updated business plan. In January 2017, the Board of Directors approved a plan to implement a reduction in personnel involving approximately 80% of the Company’s workforce based on the number of employees at the time the plan was approved. During the first nine months of 2017, the Company's workforce has been reduced by 112 employees in connection with the reduction in personnel and through natural attrition. The Company expects to complete the reduction in personnel during the fourth quarter of 2017. In connection with such reduction in personnel, the Company estimates that it will incur approximately $13.3 million of pre-tax charges through the third quarter of 2017, of which approximately $12.4 million in the aggregate is expected to result in cash expenditures.  These pre-tax charges relate to (a) expected severance, stock compensation and other employee costs of approximately $11.2 million and (b) expected lease termination costs of approximately $2.1 million.  As of September 30, 2017, the Company's cash expenditures related to such reduction in personnel totaled $8.7 million.

In connection with the reduction in personnel, the Company recognized approximately $1.4 million and $11.9 million of severance, stock compensation and other employee costs for the three and nine months ended September 30, 2017, of which $0.9 million and $6.8 million were recorded in "Research and development" expense and $0.5 million and $5.1 million were recorded in "General and administrative" expense in the Company's Statements of Operations.

As of September 30, 2017, the Company's accrual balance for severance and benefit costs was $2.3 million which was recorded in "Accounts payable and accrued expenses" in the Company's Balance Sheet. The severance and other employee cost accruals as of September 30, 2017 are expected to be paid through to the first half of 2018.

The following is a reconciliation of the severance-related accrual activity for the nine months ended September 30, 2017:

Accrued Severance and Other Employee Costs
Beginning Balance	$—
Accrued restructuring expenses	11,076
Payments	(8,727)
Ending Balance	$2,349

In January 2017, the Company issued a notice of termination under the Lease Agreement, dated as of September 30, 2007, between the Company and One Penn Plaza LLC, as previously supplemented and amended (as so supplemented and amended, the “Lease”) for office space at One Penn Plaza in New York, New York.  The termination of the Lease triggered an early termination payment by the Company of approximately $0.9 million and will be effective in January 2018, through which time the Company will be responsible for paying continuing rental fees, as well as taxes, operating expenses and utility and other charges related to the leased premises. On November 1, 2017, the Company and One Penn Plaza LLC executed a further amendment to the Lease. See "—Note 13—Subsequent Events" for a description of the further lease amendment. Payments under the further lease amendment will not constitute restructuring charges.

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

On January 26, 2017, the Company issued a notice of termination under its Office Lease Agreement between the Company and PSN Partners, L.P. (the “Office Lease”) for office space in Palmer Square in Princeton, New Jersey.  The termination of the Office Lease did not trigger any early termination payment and is effective October 2017.

During January 2017, the Company made the early termination payments as described above and recognized $2.1 million of additional facilities costs which were recorded in "General and administrative" expense in the Company's Statements of Operations.

13. Subsequent Events

On October 24, 2017, Novartis delivered to the Company a notice of termination of the Novartis Agreement dated October 23, 2017. The termination notice was effective immediately.

On October 27, 2017, Nektar and the Company agreed to terminate the License, Manufacturing and Supply Agreement with respect to PEG reagent used to manufacture Fovista. The termination was effective immediately.

On November 1, 2017, the Company entered into a fifth amendment of lease (the “Fifth Lease Amendment”) with One Penn Plaza LLC, as landlord, amending, effective as of October 1, 2017, the Lease Agreement, dated as of September 30, 2007, between the Company and One Penn Plaza LLC, as previously supplemented and amended (as so supplemented and amended, the “Lease”).  The Fifth Lease Amendment provides for a different, smaller premises to be made available to the Company under the Lease at One Penn Plaza, New York, NY, resulting in total office space available under the Lease of approximately 13,500 square feet.  The Company intends to use the office space for corporate and clinical operations. The new office space will be available to the Company following the completion of construction being performed by the landlord, which is expected to be completed prior to the end of January 2018.  Notwithstanding the Company's prior termination notice under the Lease, the Lease is now scheduled to expire at the end of 2018. The incremental rental fees, which includes utilities costs, over the extended term of the Lease from January through December 2018 are expected to be approximately $650 thousand.  The Company is also liable for taxes, and other charges related to the leased premises.  The Company previously provided the landlord with a letter of credit in an amount of approximately $138 thousand to secure the Company’s obligations under the Lease.

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

Overview

Updated Business Plan

We are a biopharmaceutical company specializing in the development of novel therapeutics to treat ophthalmic diseases, with a focus on age-related and orphan retinal diseases. We currently have two product candidates in development, Zimura® (avacincaptad pegol), an anti-complement factor C5 aptamer, and Fovista® (pegpleranib), an anti-platelet derived growth factor, or PDGF, aptamer. Prior to 2017, our primary focus was on developing Fovista and Zimura for various types of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina, known as the macula, that may result in blindness. In December 2016, we announced that two of our three pivotal Phase 3 clinical trials for Fovista in combination with the anti-vascular endothelial growth factor, or anti-VEGF, drug Lucentis® (ranibizumab) for the treatment of wet AMD, which we refer to as the OPH1002 and OPH1003 trials, failed to meet their primary endpoint.  In August 2017, we announced that the third pivotal Phase 3 clinical trial for Fovista in combination with the anti-VEGF drugs Eylea® (aflibercept) or Avastin® (bevacizumab) for the treatment of wet AMD, which we refer to as the OPH1004 trial, failed to meet its primary endpoint. We are in the process of winding down the OPH1004 Fovista trial and have no future plans to develop Fovista in wet AMD and only very limited Fovista development activity outside of wet AMD. In early 2017 we announced that we had engaged a financial advisor to assist us in reviewing our strategic alternatives, including identifying potential business development opportunities. Also beginning in early 2017, we undertook a reassessment of our development plans for Zimura and Fovista, which included an evaluation of the scientific rationale for potentially developing these product candidates in one or more other ophthalmic indications for which there is a high unmet need. In July 2017, we announced that we are pursuing a strategy to leverage our clinical experience and retina expertise to identify and develop therapies to treat multiple ophthalmic orphan diseases for which there are limited or no treatment options available. We believe that there are advantages of orphan drug development, including regulatory exclusivity, the potential for smaller clinical trials and the potential for an accelerated development timeline for orphan retinal indications. In parallel, we are continuing our on-going Zimura programs in age-related retinal diseases. We believe that by leveraging our ophthalmic expertise and by focusing on orphan eye diseases together with our on-going Zimura programs in age-related retinal diseases, we will have multiple potential opportunities to bring ophthalmic therapeutics to market. We also are continuing our business development efforts to identify and potentially obtain rights to additional products, product candidates and technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities.

Zimura

As part of our strategic review process during 2017, we reassessed our development plans for our product candidate Zimura. We applied the same rigor in reassessing our development plans for Zimura as we used in performing diligence on third party opportunities considered as part of our strategic review process. Our Zimura reassessment included an extensive review of scientific literature regarding the role of complement in ophthalmic diseases. Upon the conclusion of this reassessment, we determined to accelerate our development of Zimura in additional ophthalmic indications and to make certain modifications to our existing programs in age-related retinal diseases. Our ongoing and planned clinical studies for Zimura, all of which are designed to obtain data to guide potential future development efforts, are as follows:

•
OPH2003 (GA): an ongoing randomized, double‑masked, sham controlled, multi-center Phase 2b clinical trial to evaluate the safety and efficacy of Zimura monotherapy in patients with geographic atrophy, or GA, secondary to dry AMD. Geographic atrophy, the end stage of dry AMD, is a disease signified by retinal cell death and degeneration of retinal tissue. Following the recent announcements of competitors' conflicting top-line results from two clinical trials assessing the role of two different types of complement inhibitors for the treatment of GA, we modified our ongoing Phase 2/3 clinical trial of Zimura monotherapy in GA. One competitor, developing an inhibitor directed towards the alternative complement pathway, is in Phase 3 trials, the first of which did not meet its primary efficacy endpoint and the second of which is expected to have initial top-line data available before the end of 2017. The other competitor, developing an inhibitor blocking all three complement pathways, has provided data from an ongoing Phase 2b trial that met its primary efficacy endpoint. Zimura inhibits complement factor C5, which is further downstream following convergence of all three complement pathways. We had originally planned to enroll 300 patients in an initial stage of the OPH2003 trial, with an interim analysis scheduled at 18 months, and to potentially enroll up to an additional 600 patients thereafter. We have modified the trial to accelerate the timeline to obtain top-line data by reducing the number of patients we plan to enroll to approximately 200 patients and by shortening the time point for evaluating the primary efficacy endpoint to 12 months, with a treatment duration of 18 months. We have also expanded the number of sites in the United States and outside the United States to expedite enrollment. The primary efficacy endpoint is an anatomic endpoint, the mean change in rate of GA at 12 months, as measured by fundus autofluorescence. The modified trial design incorporates patients that were already enrolled in the trial prior to the modifications and includes Zimura dosing regimens not previously studied. We submitted the amended clinical trial protocol to the U.S. Food and Drug Administration, or FDA, early in the fourth quarter of 2017. Based on our anticipated enrollment rate, we expect initial top-line data from this trial to be available during the second half of 2019;

•
OPH2007 (wet AMD): an ongoing dose-ranging, open-label, multi-center Phase 2a clinical trial of Zimura in combination with Lucentis for the treatment of wet AMD in patients who have not previously been treated with anti-VEGF drugs, referred to as treatment-naïve patients. We initiated this trial during the third quarter of 2017. We plan to enroll approximately 60 patients in this trial and to evaluate patient data at the 6-month time point. As this is a Phase 2a trial, we plan to evaluate all available safety measures including vision outcomes. The design for the trial includes Zimura dosing regimens not previously studied. Based on our anticipated enrollment rate, we expect initial top-line data from this trial to be available by the end of 2018. Prior to commencing this trial, we ceased enrolling patients in OPH2004, a prior open-label Phase 2a clinical trial of Zimura in wet AMD patients who had been previously treated with anti-VEGF drugs, referred to as treatment-experienced patients;

•
OPH2005 (autosomal recessive Stargardt disease (STGD1)): a planned randomized, double-masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura monotherapy for the treatment of autosomal recessive Stargardt disease, referred to as STGD1. STGD1 is an inherited orphan retinal disease causing vision loss during childhood or adolescence for which currently no FDA or EMA approved treatment are available and it remains a major unmet medical need. We plan to enroll approximately 120 patients in this trial and to evaluate the primary efficacy endpoint at 18-months. The primary efficacy endpoint is an anatomic endpoint, mean rate of change in the area of ellipsoid zone defect, as measured by spectral domain optical coherence tomography, or SD-OCT. Scientific literature correlates ellipsoid zone defect with visual dysfunction. The design of the trial, which is scheduled to initiate before the end of 2017, includes Zimura dosing regimens that have not been studied prior to the modified OPH2003 and OPH2007 trials. We previously engaged the Foundation Fighting Blindness to provide us with data from the Foundation's publicly available ProgStar study, the largest natural history study on STGD1 disease to date. We have used this natural history data as a resource to assist in the design of the OPH2005 trial. Based on our anticipated enrollment rate, we expect initial top-line data from this trial to be available during 2020;

•
OPH2006 (IPCV): a planned open-label Phase 2a clinical trial of Zimura in combination with Eylea for the treatment of idiopathic polypoidal choroidal vasculopathy, or IPCV, an age-related retinal disease involving the choroidal vasculature characterized by the presence of polypoidal lesions, which leads to vision loss. We expect to enroll approximately 20 patients and plan to evaluate patient data at the 9-month time point. As this is a Phase 2a trial, we plan to evaluate all available safety measures including vision outcomes. This trial is scheduled to initiate by the end of 2017. Based on our anticipated enrollment rate, we expect initial, top-line data to be available from this trial during the second half of 2019; and

•
a planned open-label Phase 2a clinical trial of Zimura monotherapy for the treatment of non-infections intermediate and posterior uveitis, a rare inflammatory disease of the back of the eye, is scheduled to be initiated during 2018.

Given that we have limited data regarding the effect of Zimura in GA, we determined the size of the OPH2003 trial based on our best estimates of the size of trial required to demonstrate a potential clinical benefit for Zimura.  This estimate is based on our assumptions regarding the potential performance of Zimura in this indication based in part on available third-party clinical data.  In addition, given that we have no clinical data regarding the effect of Zimura in STGD1, we determined the size of the OPH2005 trial based on the number of patients with STGD1 that we believe could potentially be enrolled within a reasonable period of time. Based on the actual enrollment rate during the trial, this number may be increased or decreased.  As STGD1 is an orphan indication, to our knowledge there is no natural history data currently available regarding the variability of the planned primary efficacy endpoint in the STGD1 patient population we plan to enroll in this trial.  Based on the information above, these trials could be underpowered to demonstrate a potential clinical benefit for Zimura in these indications.

On-going business development activities
In early 2017, we engaged Leerink Partners, a financial advisor, and initiated a plan to review our strategic alternatives in order to maximize shareholder value following the failure of two of our three pivotal Fovista trials. Without limiting any option, the principal focus of this plan, based on our deep expertise and experience in ophthalmology, has been to actively explore obtaining rights to additional products, product candidates and technologies to treat ophthalmic diseases, particularly those of the back of the eye. We reviewed a large number of assets and technology platforms during the first three quarters of 2017 and are actively continuing to review assets or technology platforms that would complement our strategic goals in addition to other compelling ophthalmology opportunities.

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

Other updates

Fovista

In December 2016, we announced initial, top-line data from two pivotal clinical trials, OPH1002 and OPH1003, which evaluated the safety and efficacy of 1.5mg of Fovista administered in combination with monthly 0.5mg Lucentis® (ranibizumab) anti-VEGF therapy compared to monthly 0.5mg Lucentis monotherapy for the treatment of wet AMD. In August 2017, we announced initial, top-line data from the third pivotal Fovista Phase 3 trial, OPH1004, which evaluated the safety and efficacy of 1.5 mg of Fovista administered in combination with 2.0mg Eylea® (aflibercept) or 1.25mg Avastin® (bevacizumab) anti-VEGF therapy compared to 2.0mg Eylea or 1.25mg Avastin monotherapy for the treatment of wet AMD. The pre-specified primary endpoint of mean change in visual acuity at 12 months was not achieved in any of the OPH1002, OPH1003 or OPH1004 trials. Following the December 2016 data announcement, we subsequently stopped treating patients in, and terminated, both the OPH1002 and OPH1003 trials as well as our additional Phase 2 clinical trials that were evaluating the potential additional benefits of Fovista administered in combination with anti-VEGF drugs in wet AMD patients, which we have referred to collectively as the Fovista Expansion Studies. Following the August 2017 data announcement, we subsequently stopped treating patients in, and terminated, the OPH1004 trial. We are in the process of winding down the OPH1004 Fovista trial and have no future plans to develop Fovista in wet AMD.

As part of our strategic review process during 2017, we also reassessed our Fovista program and explored the scientific rationale for Fovista as a potential treatment in orphan indications. During 2016, the National Eye Institute commenced a Phase 1/2 clinical trial studying the potential role of Fovista in combination with Lucentis for the treatment of retinal capillary hemangiomas associated with the orphan disease Von-Hippel-Lindau Syndrome. This trial remains ongoing with initial data expected to be available during 2018. We are also planning to supply Fovista for a pre-clinical program evaluating Fovista in retinoblastoma, a rare cancer of the eye in children. Pre-clinical research has shown that the PDGF signaling pathway may play a role in retinoblastoma. Our commitments for these two programs primarily involve providing Fovista drug product and drug substance, which has already been manufactured, for use in these studies.

Novartis Agreement

In May 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, or Novartis, which we refer to as the Novartis Agreement. Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk active pharmaceutical ingredient, or API, supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF drug to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We agreed to use commercially reasonable efforts to complete our pivotal Phase 3 clinical program for Fovista and Novartis agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF drug to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement, as well as $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $330.0 million. In July 2017, we and Novartis entered into a letter agreement to streamline the process and timeline for evaluating data from the OPH1004 trial once it became available. On October 23, 2017, following the failure of the Phase 3 Fovista program and pursuant to the terms of the July 2017 letter agreement, Novartis elected to terminate the Novartis Agreement with immediate effect.

Financial matters
As of September 30, 2017, we had $180.2 million in cash and cash equivalents of which approximately $5.0 million to $7.0 million is committed to the wind-down of the OPH1004 trial and completing a previously announced reduction in personnel and related costs.
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
Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate significant product revenue unless, and until, we obtain marketing approval for, and commercialize, any of our product candidates, which, if we are successful, will likely take at least several years. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will also depend on many other factors, including whether we are successful in our pursuit to acquire or in-license and subsequently develop additional product candidates or technologies. We may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Financial Operations Overview

Revenue

In May 2014, we entered into the Novartis Agreement. We used the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. Upon entry into the Novartis Agreement, we received an upfront payment of $200.0 million, which was not previously recorded as revenue due to our right to terminate the agreement in the event that the parties were prevented from materially progressing the development or commercialization of Fovista products for a specified period as a result of specified governmental actions and the associated termination fee equivalent to the entire $200.0 million upfront payment, which we would have been required to pay if we elected to exercise this termination option. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million, under the Novartis Agreement. In July 2017, we entered into a letter agreement with Novartis, which resulted in the recognition of the remaining deferred revenue under the Novartis Agreement during the third quarter of 2017, as described below under "Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition—Collaboration Revenue". The recognition of this revenue during the period did not impact our cash balance. Below is a summary of the components of our collaboration revenue for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
License revenue	$152,912	$—	$152,912	$22,937
Research and development activity revenue	52,864	1,664	56,180	8,089
API transfer revenue	754	—	754	14,545
Joint operating committee revenue	124	4	131	16
Total collaboration revenue	$206,654	$1,668	$209,977	$45,587

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fovista	$4,337	$33,160	$21,159	$87,696
Zimura	1,278	2,096	9,554	4,410
Personnel-related	2,761	6,612	17,061	19,829
Share-based compensation	1,840	5,664	8,887	16,732
Other	491	3,322	1,682	8,219
	$10,707	$50,854	$58,343	$136,886

We expect to continue to incur research and development expenses as we continue our Zimura development programs, including as we initiate new clinical trials, and as we wind down the OPH1004 trial. Due to the terminations of the Fovista Phase 3 program and the Fovista Expansion Studies, our overall research and development expenses have decreased significantly compared to prior years. We expect very limited research and development expenses related to Fovista in the future. However, as we continue our Zimura development programs in age-related retinal diseases and commence new Zimura clinical trials in orphan retinal indications or as we commence any new development efforts in relation to additional product candidates we may in-license or acquire as we pursue our updated business plan, we expect that our overall research and development expenses will begin to increase from the current level of expenditure.

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

The future development of our product candidates is highly uncertain. We expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete clinical development, to complete process development and manufacturing scale‑up and validation activities or to potentially seek marketing approval with respect to our product candidates.

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
We anticipate that our general and administrative expenses will decrease in future periods as a result of a reduction in personnel to focus on an updated business plan involving a total expected workforce of approximately 36 employees.   We substantially completed the reduction in personnel during the first and second quarters of 2017 as part of implementing our updated business plan.
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

Revenue Recognition—Collaboration Revenue

In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which was not recorded as revenue due to the existence of a contingency with respect to our right to terminate the agreement in certain circumstances and the associated termination fee equivalent to the entire $200.0 million upfront payment, which we would have been required to pay if we elected to exercise this termination option. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million in milestones, under the Novartis Agreement.  We used the relative selling price method to allocate these payments to contract deliverables based on our performance obligations under the Novartis Agreement.

The July 2017 letter agreement with Novartis resolved the contingency with respect to our termination right, allowing us to immediately recognize as revenue the portion of the upfront payment allocated using the relative selling price method to deliverables completed during prior periods. During the third quarter of 2017, we completed the remaining deliverables under the Novartis Agreement and the July 2017 letter agreement and recognized as revenue the balance of all of the payments previously received from Novartis related to licensing, research and development, manufacturing and joint operating committee activities that had been previously deferred using the relative selling price method. In total, during the third quarter of 2017, we recognized $206.7 million in previously deferred collaboration revenue in connection with the Novartis Agreement. The recognition of this revenue during the period did not impact our cash balance. On October 23, 2017, following the failure of the Fovista Phase 3 program and pursuant to the terms of the July 2017 letter agreement, Novartis elected to terminate the Novartis Agreement with immediate effect.

Below is a summary of the components of our collaboration revenue for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
License revenue	$152,912	$—	$152,912	$22,937
Research and development activity revenue	52,864	1,664	56,180	8,089
API transfer revenue	754	—	754	14,545
Joint operating committee revenue	124	4	131	16
Total collaboration revenue	$206,654	$1,668	$209,977	$45,587

Royalty Purchase Liability

The proceeds from the financing we received under our royalty financing agreement with Novo A/S, or the Novo Agreement, have been recorded as a liability on our Balance Sheet in accordance with ASC 730, Research and Development. Although there is no explicit repayment obligation contained in the Novo Agreement, because there was a significant related party relationship between us and Novo A/S at the time the Novo Agreement was entered into, we are treating our obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S, and thus have recorded the proceeds as a liability on our Balance Sheet. In the event that we make royalty payments to Novo A/S, we will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, we will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expected common stock price volatility	82%	71%	81%	71%
Risk-free interest rate	1.95%-2.06%	1.14% -1.32%	1.82%-2.38%	1.14%-1.92%
Expected term of options (years)	6.1	6.0	6.1	6.1
Expected dividend yield	—	—	—	—

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

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $3.4 million and $8.2 million for the three months ended September 30, 2017 and 2016, respectively, net of expected forfeitures. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $14.4 million and $24.9 million for the nine months ended September 30, 2017 and 2016, respectively, net of expected forfeitures. As of September 30, 2017, we had $22.1 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.2 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to decrease as a result of our reduction in force.

For the three and nine months ended September 30, 2017 and 2016, we allocated share-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$1,840	$5,664	$8,887	$16,732
General and administrative	1,571	2,584	5,576	8,157
Total	$3,411	$8,248	$14,463	$24,889

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

In 2015, we incurred losses for tax purposes. As of December 31, 2015, we had recorded net deferred tax assets of $23.1 million. We realized these net deferred tax assets in 2016 due to our ability to carry back our 2015 federal tax loss to 2014. We expect to carry forward a portion of our 2015 and 2016 state tax losses due to various state restrictions on the use of carryback claims. We are projecting tax losses for 2017. The deferred tax assets associated with these losses incurred to date in 2017 have a full valuation allowance recorded against them, however, due to our history of losses and the lack of other positive evidence to support a likelihood of future taxable income against which these losses could be applied. See Note 7 to our financial statements in Part I-Item 1 of this Quarterly Report on form 10-Q for further information regarding our expectations with respect to our income tax provision.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$206,654	$1,668	$204,986
Operating expenses:
Research and development	10,707	50,854	(40,147)
General and administrative	7,059	12,024	(4,965)
Total operating expenses	17,766	62,878	(45,112)
Income (loss) from operations	188,888	(61,210)	(250,098)
Interest income	391	409	(18)
Other loss	(12)	(20)	(8)
Income (loss) before income tax provision	189,267	(60,821)	(250,088)
Income tax provision	194	70	124
Net income (loss)	$189,073	$(60,891)	$(249,964)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2017 was $206.7 million, an increase of $205.0 million as compared to the three months ended September 30, 2016. Collaboration revenue for the three months ended September 30, 2017 increased as we completed all deliverables required under the Novartis Agreement during the period.  The July 2017 letter agreement with Novartis resolved the contingency with respect to our right to terminate the agreement in the event that the parties were prevented from materially progressing the development or commercialization of Fovista products for a specified period as a result of specified governmental actions and the associated termination fee equivalent to the entire $200.0 million upfront payment, which we would have been required to pay if we elected to exercise this termination option. We had previously deferred the entire $200.0 million upfront payment based on this contingency. As a result of our entry into the July 2017 letter agreement and resolution of the contingency, we immediately recognized the revenue attributable to deliverables completed during prior periods.  Further, as our remaining deliverables under the Novartis Agreement and the July 2017 letter agreement were completed during the third quarter of 2017, we recognized all of the remaining collaboration revenue previously deferred under the Novartis Agreement.  Using the relative selling price method, we recognized $152.9 million related to the license we delivered to Novartis under the Novartis Agreement, $52.9 million related to the research and development activities that we performed under the Novartis Agreement, $0.8 million related to Fovista API we previously transferred to Novartis, and $0.1 million related to our joint operating committee participation obligations.

Collaboration revenue for the three months ended September 30, 2016 was $1.7 million. Using the relative selling price method, the revenue we recognized during the third quarter of 2016 primarily related to the research and development activities performed under the Novartis Agreement during the same period.

Research and Development Expenses

Our research and development expenses were $10.7 million for the three months ended September 30, 2017, a decrease of $40.1 million compared to $50.9 million for the three months ended September 30, 2016. Research and development expenses for the three months ended September 30, 2017 include approximately $0.9 million in costs related to our previously announced reduction in personnel. The decrease in research and development expenses for the three months ended September 30, 2017 was primarily due to a $28.8 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies, a $3.9 million decrease in personnel expenses, a $3.8 million decrease in share-based compensation costs, a $2.0 million decrease in professional services and consulting fees and a $0.8 million decrease associated with our Zimura program, primarily related to the timing of manufacturing activities and expenses. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies.

General and Administrative Expenses

Our general and administrative expenses were $7.1 million for the three months ended September 30, 2017, a decrease of $5.0 million compared to $12.0 million for the three months ended September 30, 2016. General and administrative expenses for the three months ended September 30, 2017 include approximately $0.5 million in costs related to our previously announced reduction in personnel and the termination of facilities leases. The decrease in general and administrative expenses was primarily due to a decrease in costs to support our operations and infrastructure offset by the additional severance costs.

Interest Income

Interest income for the three months ended September 30, 2017 was $0.4 million compared to $0.4 million for the three months ended September 30, 2016. The interest income earned during the three months ended September 30, 2017 was the result of an increase of our investment portfolio yields offset by a decrease in our cash and cash equivalent balances available for investment.

Income Tax Provision

We recorded a provision for income taxes of $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, which primarily related to discrete income tax items in each period associated with changes in the fair value of our available for sale marketable securities which are reflected in other comprehensive income (loss). Although we had $189.3 million of net income before income taxes for the third quarter of 2017 as a result of the recognition of deferred revenue under the Novartis Agreement, we expect a net loss for tax purposes for 2017 with minimal taxes due. For tax purposes, we treated payments received under the Novartis Agreement as revenue at the time the payments were received.

Comparison of Nine Month Periods Ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Statement of Operations Data:
Collaboration revenue	$209,977	$45,587	$164,390
Operating expenses:
Research and development	58,343	136,886	(78,543)
General and administrative	28,770	37,209	(8,439)
Total operating expenses	87,113	174,095	(86,982)
Income (loss) from operations	122,864	(128,508)	(251,372)
Interest income	1,113	1,301	(188)
Other loss	(34)	(88)	(54)
Income (loss) before income tax provision (benefit)	123,943	(127,295)	(251,238)
Income tax provision (benefit)	196	(158)	(354)
Net income (loss)	$123,747	$(127,137)	$(250,884)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2017 was $210.0 million, an increase of $164.4 million as compared to the nine months ended September 30, 2016. Collaboration revenue for the nine months ended September 30, 2017 increased as we completed all deliverables required under the Novartis Agreement during the period.  The July 2017 letter agreement with Novartis resolved the contingency with respect to our right to terminate the agreement in the event that the parties were prevented from materially progressing the development or commercialization of Fovista products for a specified period as a result of specified governmental actions and the associated termination fee equivalent to the entire $200.0 million upfront payment, which we would have been required to pay if we elected to exercise this termination option.  We had previously deferred the entire $200.0 million upfront payment based on this contingency. As a result of our entry into the letter agreement and resolution of the contingency, we immediately recognized the revenue attributable to deliverables completed during prior periods.  Further, as our remaining deliverables under the Novartis Agreement and the letter agreement were completed during the third quarter of 2017, we recognized all of the remaining collaboration revenue previously deferred under the Novartis Agreement.  Using the relative selling price method, we recognized $152.9 million related to the license we delivered to Novartis under the Novartis Agreement, $56.2 million related to the research and development activities we performed under the Novartis Agreement, $0.8 million related to Fovista API we previously transferred to Novartis, and $0.1 million related to our joint operating committee participation obligations.

Collaboration revenue for the nine months ended September 30, 2016 was $45.6 million. Using the relative selling price method, we recognized $22.9 million related to the license we delivered to Novartis under the Novartis Agreement, $8.1 million related to research and development activities performed under the Novartis Agreement, $14.5 million related to Fovista API we transferred to Novartis, and a de minimis amount of revenue related to our joint operating committee participation obligation during the same period.

Research and Development Expenses

Our research and development expenses were $58.3 million for the nine months ended September 30, 2017, a decrease of $78.5 million compared to $136.9 million for the nine months ended September 30, 2016. Research and development expenses for the nine months ended September 30, 2017 include approximately $6.8 million in costs related to our previously announced reduction in personnel. The decrease in research and development expenses for the nine months ended September 30, 2017 was primarily due to a $66.5 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies, a $5.1 million decrease in professional services and consulting fees, and a $7.8 million decrease in share-based compensation costs. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies. This overall decrease was offset by a $5.1 million increase associated with our Zimura program, primarily related to manufacturing expenses, and a $2.8 million decrease to personnel expenses associated with additional severance costs.

General and Administrative Expenses

Our general and administrative expenses were $28.8 million for the nine months ended September 30, 2017, a decrease of $8.4 million compared to $37.2 million for the nine months ended September 30, 2016. General and administrative expenses for the nine months ended September 30, 2017 include approximately $5.1 million in costs related to our previously announced reduction in force and the termination of facilities leases. The decrease in general and administrative expenses was primarily due to a decrease in costs to support our operations and infrastructure offset by the additional severance and lease termination costs.

Interest Income

Interest income for the nine months ended September 30, 2017 was $1.1 million compared to $1.3 million for the nine months ended September 30, 2016. The interest income earned during the nine months ended September 30, 2017 was the result of an increase of our investment portfolio yields offset by a decrease in our cash and cash equivalent balances available for investment.

Income Tax Provision (Benefit)

We recorded a provision for income taxes of $0.2 million and a benefit from income taxes of $0.2 million, respectively, for the nine months ended September 30, 2017 and 2016, which primarily related to discrete income tax items in each period associated with changes in the fair value of our available for sale marketable securities which are reflected in other comprehensive income (loss). Although we had $123.9 million of net income before income taxes for the nine months ended September 30, 2017 as a result of the recognition of deferred revenue under the Novartis Agreement, we expect a net loss for tax purposes for 2017 with minimal taxes due. For tax purposes, we treated payments received under the Novartis Agreement as revenue at the time the payments were received.

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

Cash Flows

As of September 30, 2017, we had cash, and cash equivalents totaling $180.2 million and no debt. We primarily invest our cash, cash equivalents and marketable securities in U.S. Treasury securities, money market funds and certain investment-grade corporate debt securities.

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(108,576)	$(75,785)
Investing Activities	154,792	14,130
Financing Activities	71	5,398
Net change in cash and cash equivalents	$46,287	$(56,257)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $108.6 million and relates primarily to net cash used for the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementation of a previously announced reduction in personnel and related costs, and cancellation fees related to manufacturing commitments, as well as continuation of our OPH1004 trial through initial, top-line data in August 2017 and general and administrative and corporate infrastructure expense.

Net cash used in operating activities for the nine months ended September 30, 2016 was $75.8 million and related primarily to net cash used to fund our Fovista Phase 3 program, our Fovista Expansion Studies, Fovista manufacturing activities, manufacturing and clinical trial costs for our Zimura program and expenditures related to general and administrative expenses, as well as changes in the components of working capital.

See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017 was $154.8 million and relates primarily to proceeds from the maturities of marketable securities totaling $166.8 million offset by purchases of marketable securities totaling $12.0 million. Net cash provided by investing activities for the nine months ended September 30, 2016 was $14.1 million, which related primarily to proceeds from the maturities of marketable securities totaling $62.5 million offset by purchases of marketable securities totaling $48.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2017 and $5.4 million for the nine months ended September 30, 2016 and related to the proceeds from stock option plan exercises and purchases made under our employee stock purchase plan in each respective period.

Funding Requirements

We currently have two product candidates, Zimura and Fovista, which are in clinical development. Following the failure of our Phase 3 Fovista program, we currently have no future plans to develop Fovista in wet AMD and very limited development activity for Fovista outside of wet AMD. We, however, expect to continue to incur significant research and development expenses as we pursue the development of Zimura as currently planned and wind down the Fovista OPH1004 trial. We expect very limited research and development expenses related to Fovista in the future. We could, however, incur additional research and development expenses if we conclude that there is a scientific rationale for potentially developing, or if we undertake the development of, Zimura or Fovista in additional indications, and as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Zimura and Fovista. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional products, product candidates or technologies would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•	continue the clinical development of Zimura as currently planned or potentially in other indications if we believe there is a sufficient scientific rationale to pursue such development;

•	in‑license or acquire the rights to, and pursue the development of, other products, product candidates or technologies;

•	wind down the OPH1004 trial;

•	complete our previously announced reduction in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel if we are successful in progressing the clinical development of any of our product candidates;

•	seek marketing approval for any product candidates that successfully complete clinical trials;

•
expand our outsourced manufacturing activities, expand our commercial operations and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any of our product candidates; and

•	expand our general and administrative functions to support future growth of the company.
As of September 30, 2017, we had cash and cash equivalents of $180.2 million, of which approximately $5.0 million to $7.0 million is committed to the wind-down of the OPH1004 trial and completing a previously announced reduction in personnel and related costs. We estimate that our 2017 year-end cash balance will range between $155.0 million to $165.0 million, excluding any potential business development activities or any changes to our current or planned clinical development programs. We also had $139.1 million in total liabilities as of September 30, 2017, of which $125.0 million related to the Novo Agreement, which we are required to show as a liability on our balance sheets under generally accepted accounting principles but which do not correspond to any contractual repayment obligation.
 We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience delays in enrollment or with the availability of drug supply for our clinical trials, if we experience any unforeseen issues in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing, process development, or if we are required by the FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.
The future development of our product candidates is highly uncertain. We expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete the clinical development, complete process development and manufacturing scale‑up and validation activities or potentially seek marketing approval with respect to our product candidates.

Our future capital requirements, therefore, will depend on many factors, including:

•
the scope, costs and results of our Zimura clinical programs, including our Phase 2b clinical trial in GA, our Phase 2a clinical trial in wet AMD, our planned Phase 2b clinical trial in STGD1, our planned Phase 2a clinical trial in ICPV, and our planned Phase 2a clinical trial in non-infectious intermediate and posterior uveitis, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for Zimura in any indication;

•	the extent to which we in‑license or acquire rights to, and undertake development of products, product candidates or technologies;

•	the amount of any upfront, milestone payments and other financial obligations associated with the in-license or acquisition of other product candidates;

•	the scope, progress, results and costs of preclinical development and/or clinical trials for any other product candidates that we may develop;

•	the costs and timing of process development and manufacturing scale‑up and validation activities associated with Zimura or any other product candidates that we may develop;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property‑related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
Furthermore, following our receipt and announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD in December 2016, we implemented a restructuring plan that included a reduction in personnel. This reduction in personnel involves approximately 80% of our pre-announcement workforce and includes employees from nearly every department. We expect to realize estimated annualized cost savings from the reduction in personnel in the range of $25.0 million to $30.0 million starting in the third quarter of 2017. We may not realize the planned or expected cost savings benefits from this restructuring, which could adversely affect our estimate of the period for which our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements as currently planned. During the first nine months of 2017, our workforce has been reduced by 112 employees in connection with the reduction in personnel and natural attrition. We expect to complete the reduction in personnel during the fourth quarter of 2017. In connection with such reduction in personnel, we estimate that we will incur approximately $13.3 million of aggregate pre-tax charges through the end of 2017, of which approximately $12.4 million in the aggregate is expected to result in cash expenditures.  These pre-tax charges relate to (a) expected severance, stock compensation and other employee costs of approximately $11.2 million and (b) lease termination costs of approximately $2.1 million.  As of September 30, 2017, our cash expenditures related to such reduction in personnel totaled $8.7 million.
We do not have any committed external source of funds. Our future commercial revenues, if any, will be derived from sales of any of our product candidates that we are able to successfully develop, which, depending on the product, may not be available for at least several years, if at all. In addition, if approved, our product candidates may not achieve commercial success. If that is the case, we will need to obtain substantial additional financing to achieve our business objectives. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

In July 2017, we and Novartis entered into a letter agreement to streamline the process and timeline for evaluating data from the OPH1004 trial once it became available. The letter agreement provides Novartis with a fully paid-up, royalty-free license to use data from the Lucentis monotherapy arms of our Phase 2b OPH1001 trial and Phase 3 OPH1002 and OPH1003 trials in the Novartis Territory in connection with the development, manufacturing and commercialization of Novartis-controlled anti-VEGF products. The Lucentis study data license shall continue until the fifth anniversary of the letter agreement or the date the Novartis Agreement expires or terminates, whichever is later. On October 23, 2017, following the failure of the Phase 3 Fovista program and pursuant to the terms of the Letter Agreement, Novartis elected to terminate the Novartis Agreement with immediate effect.

Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement. Novartis also paid us $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $130.0 million.
Fovista Commercial API Supply Agreement with Agilent Technologies, Inc.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2017:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases (1)	$814	$814	$—	$—	$—
Severance and Other Employee Benefits (2)	3,679	3,679	—	—	—
Total (3)	$4,493	$4,493	$—	$—	$—

(1)
The table above includes our continuing rent obligations through February 2018. On November 1, 2017, we and One Penn Plaza LLC entered into an amendment to the lease for office space at One Penn Plaza in New York, New York extending the term of our lease, which was scheduled to expire in January 2018, through the end of December 2018. The incremental rental fees over the extended term of the lease are expected to be approximately $650 thousand. This additional rent is not reflected in the table above, as this commitment was entered into following September 30, 2017.

(2)
Severance and Other Employee Benefits represents our commitments under the Board of Directors' approved plan to implement a reduction in personnel that involves approximately 80% of our workforce based on the number of employees at the time the plan was approved.

(3)
This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (d) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above, (e) agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur and (f) our royalty purchase liability of $125.0 million as of September 30, 2017, due to the fact that the royalty payment period, if any, is not known.

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

•
Under our divestiture agreement with OSI (Eyetech), Inc., or Eyetech, which agreement is now held by OSI Pharmaceuticals, LLC, or OSI Pharmaceuticals, a subsidiary of Astellas US, LLC, for rights to particular anti-PDGF aptamers, including Fovista, we are obligated to pay to OSI Pharmaceuticals future one-time payments of $12.0 million in the aggregate upon marketing approval in the United States and the European Union of a covered anti-PDGF product. We also are obligated to pay to OSI Pharmaceuticals a royalty at a low single-digit percentage of net sales of any covered anti-PDGF product we successfully commercialize.

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

•
Under a license, manufacturing and supply agreement with Nektar Therapeutics, or Nektar, for specified pegylation reagents used to manufacture Fovista, we were obligated to make future payments to Nektar of up to an aggregate of $6.5 million if we achieved specified clinical and regulatory milestones, and an additional payment of $3.0 million if we achieved a specified commercial milestone with respect to Fovista. We were obligated to pay Nektar tiered royalties at low to mid-single-digit percentages of net sales of any licensed product we successfully commercialize, with the royalty percentage determined by our level of licensed product sales, the extent of patent coverage for the licensed product and whether we have granted a third-party commercialization rights to the licensed product. In June 2014, we paid Nektar $19.8 million in connection with our entry into the Novartis Agreement. On October 27, 2017, we agreed with Nektar to terminate the license, manufacturing and supply agreement effective immediately.

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

In December 2016, we announced that we had determined to implement a reduction in personnel to focus on an updated business plan. In January 2017, our Board of Directors approved a plan to implement a reduction in personnel that involves approximately 80% of our workforce based on the number of employees at the time the plan was approved. We expect to realize estimated annualized cost savings from the reduction in personnel in the range of $25.0 million to $30.0 million starting in the third quarter of 2017. During the first nine months of 2017, our workforce has been reduced by 112 employees in connection with the reduction in personnel and natural attrition. We expect to complete the reduction in personnel during the fourth quarter of 2017. In connection with such reduction in personnel, we estimate that we will make cash expenditures totaling approximately $12.4 million in the aggregate, which relate to expected severance and other employee costs. As of September 30, 2017, our cash expenditures related to such reduction in personnel totaled $8.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $180.2 million as of September 30, 2017, consisting of cash and investments in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2017, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2017, a shareholder derivative action was filed against the members of our Board of Directors in the United States District Court for the Southern District of New York, captioned Etelmendorf v. Bolte, et al., No. 1:17-cv-04042. The complaint alleges that defendants breached their fiduciary duties to our company by causing or permitting the company to make allegedly false and/or misleading statements concerning the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF drugs for the treatment of wet AMD, and by approving certain executive compensation. The complaint also alleges that defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on our behalf, as well as an order directing us to reform and comply with its governance obligations, attorneys’ fees, and other costs. On October 17, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice for this action.

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
For the last several years we invested a significant portion of our efforts and financial resources in the development of Fovista, administered in combination with anti‑VEGF drugs, for the treatment of wet AMD, as well as the potential commercial launch of Fovista. In December 2016, we announced the failure of our two pivotal Phase 3 clinical trials, which we refer to as OPH1002 and OPH1003, which evaluated the safety and efficacy of 1.5mg of Fovista administered in combination with monthly 0.5mg Lucentis® (ranibizumab) anti-VEGF therapy compared to monthly 0.5mg Lucentis monotherapy for the treatment of wet AMD, to meet their pre-specified primary endpoints. In August 2017, we announced the failure of our third pivotal Fovista Phase 3 clinical trial, OPH1004, which evaluated the safety and efficacy of 1.5 mg of Fovista administered in combination with 2.0mg Eylea® (aflibercept) or 1.25mg Avastin® (bevacizumab) anti-VEGF therapy compared to 2.0mg Eylea or 1.25mg Avastin monotherapy for the treatment of wet AMD, to meet its pre-specified primary endpoints. As a result of these failures, we currently have no future plans to develop Fovista in wet AMD and very limited development activity outside of wet AMD.
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

In July 2017, we announced that we are pursuing a strategy to leverage our clinical experience and retina expertise to identify and develop therapies to treat multiple ophthalmic orphan diseases for which there are limited or no treatment options available. In parallel, we are continuing our on-going programs in age-related retinal diseases. We also are continuing our business development efforts to identify and potentially obtain rights to additional products, product candidates and technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities.
This updated business plan requires us to be successful in a number of challenging, uncertain and risky activities, including pursuing development of Zimura in indications for which we have no human clinical data, identifying promising new assets for development that are available for acquisition or in-license and that fit our strategic focus and, if so identified, negotiating and executing an acquisition or in-license agreement for one or more of those programs on favorable terms and designing and executing a clinical program for any newly acquired product candidates. We may not be successful at one or more of the activities required for us to execute this new updated business plan. We are also continuing to consider other alternatives, including the acquisition of products, product candidates or technologies or other assets outside of ophthalmology, mergers or other transactions involving our company as a whole or other collaboration transactions. We cannot be sure when or if this review process will result in any type of transaction. Even if we pursue a transaction, such transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term.

Our growth prospects and the future value of our company are dependent on the progress of our ongoing and planned clinical development programs for Zimura, together with the amount of our remaining available cash. The development of Zimura is highly uncertain. We have only very limited data from small, uncontrolled clinical trials regarding the safety and efficacy of Zimura as a monotherapy for the treatment of GA or in combination with anti-VEGF drugs for the treatment of wet AMD or IPCV, and we have no human clinical data regarding the safety and efficacy of Zimura as a treatment for autosomal recessive Stargardt disease, referred to as STGD1, or non-infectious intermediate and posterior uveitis. Our prior Zimura trials were not powered to demonstrate the efficacy of Zimura therapy with any statistical significance. We determined the size of the OPH2003 trial in GA based on our best estimates of the size of trial required to demonstrate a potential clinical benefit for Zimura. This estimate is based on our assumptions regarding the potential performance of Zimura in this indication based in part on available third-party clinical data.  In addition, we determined the size of the OPH2005 trial in STDG1 based on the number of patients with STGD1 that we believe could potentially be enrolled within a reasonable period of time. Based on the actual enrollment rate during the trial, this number may be increased or decreased.  As STGD1 is an orphan indication, to our knowledge there is no natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we plan to enroll in this trial.  Based on the information above, these trials could be underpowered to demonstrate a potential clinical benefit for Zimura in these indications.

We may continue to reassess and make changes to our existing development programs. Our future plans for our Zimura development program may be affected by the results of competitors’ clinical trials of complement inhibitors. We may modify, expand or terminate some or all of our development programs or clinical trials at any time as a result of new competitive information or as the result of changes to our product pipeline as a result of business development activity.

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
We were incorporated and commenced active operations in 2007. Our operations to date have been focused on organizing and staffing our company, acquiring rights to product candidates, business planning, raising capital and developing Fovista, Zimura and other product candidates. We have not yet demonstrated our ability to successfully complete a large‑scale, pivotal clinical trial with safety and efficacy data sufficient to obtain marketing approval, apply for and obtain marketing approval, qualify a commercial manufacturer through a pre-approval inspection with respect to any of our products, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. The failure of our pivotal Phase 3 program for Fovista for the treatment of wet AMD has required us to reevaluate our future development plans for our product candidates, as well as our business plan more broadly, and has significantly decreased the likelihood that we will have a commercial product in the near term. We may never be successful in developing or commercializing any of our product candidates. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We have a history of significant operating losses. We expect to continue to incur losses until such time, if ever, that we successfully commercialize our product candidates and may never achieve or maintain profitability.

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, which we entered into in May 2013, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014, and funds we received under the Novartis Agreement, which we entered into in May 2014. As of September 30, 2017, we had an accumulated deficit of $475.2 million. Although we had net income of $123.7 million for the nine months ended September 30, 2017, all of the revenue associated with such net income was on account of the recognition during the period of revenue under the relative selling price method that related to the consideration that we had received in prior periods under the Novartis Agreement, which we had previously deferred. Although it is possible that we may have net income for the full year ending December 31, 2017 on account of the deferred revenue recognized this year exceeding our overall expenses, we expect to incur an operating loss for the fourth quarter of 2017 and to continue to incur significant operating losses for the foreseeable future.

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
We currently have two product candidates, Zimura and Fovista, which are in clinical development. Following the failure of our Phase 3 Fovista program, we currently have no future plans to develop Fovista in wet AMD and very limited development activity for Fovista outside of wet AMD. We, however, expect to continue to incur significant research and development expenses as we pursue the development of Zimura as currently planned and wind down the Fovista OPH1004 trial. We expect very limited research and development expenses related to Fovista in the future. We could, however, incur additional research and development expenses if we conclude that there is a scientific rationale for potentially developing, or if we undertake the development of, Zimura or Fovista in additional indications, and as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements that impose significant milestone payment obligations on us in connection with our achievement of specific clinical, regulatory and commercial milestones with respect to Zimura and Fovista. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional products, product candidates or technologies would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•	continue the clinical development of Zimura as currently planned or potentially in other indications if we believe there is a sufficient scientific rationale to pursue such development;

•	in‑license or acquire the rights to, and pursue the development of, other products, product candidates or technologies;

•	wind down the OPH1004 trial;

•	complete our previously announced reduction in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel if we are successful in progressing the clinical development of any of our product candidates;

•	seek marketing approval for any product candidates that successfully complete clinical trials;

•
expand our outsourced manufacturing activities, expand our commercial operations and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any of our product candidates; and

•	expand our general and administrative functions to support future growth of the company.
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
As of September 30, 2017, we had cash and cash equivalents of $180.2 million, of which approximately $5 million to $7 million is committed to the wind-down of the OPH1004 trial, completing a previously announced reduction in personnel and related costs. We estimate that our 2017 year-end cash balance will range between $155 million to $165 million, excluding any potential business development activities or any changes to our current or planned clinical development programs. We also had $139.1 million in total liabilities as of September 30, 2017, of which $125.0 million related to the Novo Agreement, which we are required to show as liabilities on our balance sheets under generally accepted accounting principles but which do not correspond to any contractual repayment obligation.

We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience delays in enrollment or with the availability of drug supply for our clinical trials, if we experience any unforeseen issues in our ongoing clinical trials or if we further expand the scope of our clinical trials and programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing, process development, or if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.
The future development of our product candidates is highly uncertain. We expect the clinical development for Zimura will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete clinical development, to complete process development and manufacturing scale‑up and validation activities or to potentially seek marketing approval with respect to our product candidates.

Our future capital requirements, therefore, will depend on many factors, including:

•
the scope, costs and results of our Zimura clinical programs, including our Phase 2b clinical trial in GA, our Phase 2a clinical trial in wet AMD, our planned Phase 2b clinical trial in STGD1, our planned Phase 2a clinical trial in ICPV and our planned Phase 2a clinical trial in non-infectious intermediate and posterior uveitis, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for Zimura in any indication;

•	the extent to which we in‑license or acquire rights to, and undertake development of products, product candidates or technologies;

•	the amount of any upfront, milestone payments and other financial obligations associated with the in-license or acquisition of other product candidates;

•	the scope, progress, results and costs of preclinical development and/or clinical trials for any other product candidates that we may develop;

•	the costs and timing of process development and manufacturing scale‑up and validation activities associated with Zimura or any other product candidates that we may develop;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property‑related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
Furthermore, following our receipt and announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD in December 2016, we implemented a restructuring plan that included a reduction in personnel. This reduction in personnel involves approximately 80% of our pre-announcement workforce and includes employees from nearly every department. We expect to realize estimated annualized cost savings from the reduction in personnel in the range of $25 million to $30 million starting in the third quarter of 2017. During the first nine months of 2017, our workforce has been reduced by 112 employees in connection with the reduction in personnel and natural attrition. We expect to complete the reduction in personnel during the fourth quarter of 2017. In connection with such reduction in personnel, we estimate that we will incur approximately $13.3 million of aggregate pre-tax charges through the third quarter of 2017, of which approximately $12.4 million in the aggregate is expected to result in cash expenditures. As of September 30, 2017, our cash expenditures related to such reduction in personnel totaled $8.7 million. We may not realize the planned or expected cost savings benefits from this restructuring, which could adversely affect our estimate of the period for which our cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements as currently planned.
We do not have any committed external source of funds. Our future commercial revenues, if any, will be derived from sales of any of our product candidates that we are able to successfully develop, which, depending on the product, may not be available for at least several years, if at all. In addition, if approved, our product candidates may not achieve commercial success. If that is the case, we will need to obtain substantial additional financing to achieve our business objectives. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We may experience numerous unforeseen events during drug development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In particular, clinical trials of our product candidates may produce inconclusive or negative results, such as the results we observed in our pivotal Phase 3 Fovista program for the treatment of wet AMD. We have limited data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of GA or administered in combination with anti‑VEGF drugs for the treatment of wet AMD or IPCV and no data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of STGD1 or non-infectious intermediate and posterior uveitis. Given that we have limited data regarding the effect of Zimura in GA, we determined the size of the OPH2003 trial based on our best estimates of the size of trial required to demonstrate a potential clinical benefit for Zimura.  This estimate is based on our assumptions regarding the potential performance of Zimura in this indication based in part on available third-party clinical data.  In addition, given that we have no clinical data regarding the effect of Zimura in STGD1, we determined the size of the OPH2005 trial based on the number of patients with STGD1 that we believe could potentially be enrolled within a reasonable period of time. Based on the actual enrollment rate during the trial, this number may be increased or decreased.  As STGD1 is an orphan indication, to our knowledge there is no natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we plan to enroll in this trial.  Based on the information above, these trials could be underpowered to demonstrate a potential clinical benefit for Zimura in these indications. In addition, some of our current and planned Zimura clinical trials, including our Phase 2b trial in GA, our Phase 2a trial in wet AMD and our planned Phase 2b trial in STGD1, are evaluating or will evaluate Zimura dosing regimens that we have not studied before, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "If serious adverse or unacceptable side effects are identified during the development of our product candidate, we may need to abandon or limit our development of such product candidate." Moreover, the failure of prior clinical trials evaluating complement inhibition in GA, including a competitor's Phase 3 clinical trial evaluating an investigational anti-complement factor D antibody administered via intravitreal injections, a second competitor's Phase 2 clinical trial evaluating an investigational anti-C5 antibody administered via intravitreal injections and a third competitor's Phase 2 clinical trial evaluating an anti-C5 antibody administered systemically, may call into question the hypothesis underlying the use of a complement inhibitor as a method for treating GA. In addition, the anti-C5 antibody administered via intravitreal injections that was studied for the treatment of GA did not show any benefit when studied in a cohort of anti-VEGF treatment-experienced wet AMD patients. Our clinical development programs may fail to produce positive safety or efficacy data that support the use of these product candidates in the indications we are pursuing.
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

•
as there are no therapies approved for either GA or Stargardt disease in either the United States or the European Union, the regulatory pathway for product candidates in these indications, including the selection of the primary efficacy endpoint for a pivotal clinical trial, is highly uncertain;

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

•
the number of patients required for clinical trials of our product candidates to demonstrate statistically significant results may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate. These risks may be heightened for clinical trials in orphan diseases, for which the natural history of the disease is less understood, making it more difficult to predict the drug effect required to adequately demonstrate efficacy, and because there are fewer affected patients available to participate in clinical trials;

•	the cost of clinical trials of our product candidates may be greater than we anticipate; and

•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, such as the anti‑VEGF drugs we need to use in combination with Zimura in our wet AMD and IPCV trials, may become insufficient or inadequate or we may face delays in the manufacture and supply of our product candidates as a result our decision to transfer manufacturing between contract manufacturers or on account of interruptions in our supply chain, including in relation to the packaging and distribution or import / export of clinical materials.

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

If serious adverse or unacceptable side effects are identified during the development of our product candidate, we may need to abandon or limit our development of such product candidate.
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
We have limited data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of GA or administered in combination with anti‑VEGF drugs for the treatment of wet AMD or IPCV and no data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of STGD1 or non-infectious intermediate and posterior uveitis. Our clinical trials for Zimura involve dosing regimens that we have not studied before, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. In addition, our clinical trials for Zimura will involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or emboli, or hospitalizations in patients who receive Zimura monotherapy or Zimura in combination with anti-VEGF therapy.
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

We do not have any internal manufacturing capabilities and are dependent on outside contract manufacturers to manufacture any of the product candidates that we would acquire or in-license as part of pursuing our updated business plan. Manufacturing for these product candidates could be complicated or present novel technical challenges. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
Some of the standards of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which establishes basic guidelines and standards for drug development in the United States, the European Union, Japan and other countries, do not apply to oligonucleotides, including aptamers. As a result, there are no established generally accepted manufacturing or quality standards for the production of Zimura or Fovista. Even though the FDA has reviewed the quality standards for Fovista used in our Phase 3 clinical program, the FDA has the ability to modify these standards at any time and foreign regulatory agencies may impose differing quality standards and quality control on the manufacture of Fovista. The lack of uniform manufacturing and quality standards among regulatory agencies may delay regulatory approval of Zimura or Fovista or any future product candidate.
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
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third‑party payors and others in the medical community. For example, current treatments for wet AMD, including Lucentis, Eylea and low cost, off‑label use of Avastin, are well established in the medical community, and doctors may continue to rely upon these treatments without Zimura. If any of our product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Zimura or any other product candidate that we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments, including the existing standard of care;

•	any restrictions in the label on the use of our products in combination with other medications;

•	any restrictions in the label on the use of our products by a subgroup of patients;

•
restrictions in the label on of any for our combination therapy product candidates, such as Zimura , limiting their use in combination with particular standard of care drugs, such as a particular anti‑VEGF drug;

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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of wet AMD, GA, Stargardt disease or other disease indications for which we may develop Zimura. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. We also will face similar competition with respect to any other products or product candidates that we may seek to develop or commercialize in the future for the treatment of wet AMD, GA, Stargardt disease or any other indication we may pursue.
Competitive considerations for Dry AMD and GA:

•
There are a number of products in preclinical research and clinical development by third parties to treat dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include inflammation suppression, such as complement system inhibitors and corticosteroids, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular enhancers. Based on publicly available information, we are aware that Genentech, Inc., a member of the Roche Group, Novartis AG and MorphoSys AG, Apellis Pharmaceuticals, Inc., Hemera Biosciences, Inc., Achillion Pharmaceuticals, Inc., Ra Pharmaceuticals, Inc. and Catalyst Biosciences, Inc. each have complement inhibitors in development, the most advanced of which is Genentech’s humanized Fab fragment targeting complement factor D, which is at a different part of the complement cascade than complement factor C5. Genentech announced negative data from the first of two Phase 3 trials during the third quarter and is expected release initial top-line data from the remaining Phase 3 trial by the end of 2017. In addition, Apellis announced positive Phase 2b results for its pegylated, synthetic peptide targeting complement factor C3 for the treatment of GA and has announced plans to initiate a Phase 3 program during 2018. If Genentech's remaining Phase 3 trial for its complement factor D product candidate is successful or if Apellis's Phase 3 program for its complement factor C3 product candidate is successful, it is likely that one of these competitors may obtain marketing approval for such product candidate in advance of when we could reasonably expect marketing approval for Zimura in GA, if at all. Moreover, based on publicly available information, we are aware that several other companies have announced development programs for the treatment of dry AMD targeting different mechanisms of action outside of the complement cascade.

Competitive considerations for Stargardt disease:

•
There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. Based on publicly available information, we are aware that Sanofi, Acucela Inc., Alkeus Pharmaceuticals, Inc., Vision Medicines, Inc. and Lin BioScience, Inc. each have development programs in Stargardt disease. Four of these programs, Acucela, Alkeus, Vision Medicines and Lin BioScience, are exploring the use of oral therapeutics, while Sanofi, with technology provided by Oxford BioMedica plc, is using a gene therapy approach. Acucela’s, Alkeus’s and Sanofi’s product candidates are each in Phase 2 development.

•
In the case of orphan diseases such as Stargardt disease, should we be successful in development, our commercialization efforts may rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act. The Orphan Drug Act only provides exclusivity periods for the specific drug granted orphan designation for a specific indication. In addition, there are limited circumstances under each of the Orphan Drug Act and the Hatch-Waxman Act that could result in our loss of data and marketing exclusivity, which could allow a competitor to enter the market. Failure to maintain either data or market exclusivity period would have a material adverse effect on our ability to commercialize our product candidates.

Competitive considerations for wet AMD:

•
There are a number of products in preclinical research and clinical development by third parties to treat wet AMD. Based on publicly available information, we are aware that multiple mechanisms of action are in clinical or pre-clinical development for wet AMD, including Angiopoietin-2 inhibitors, tyrosine kinase inhibitors, integrin inhibitors, novel VEGF inhibitors and complement inhibitors, as well as a few remaining PDGF inhibitors. Within the complement cascade, we are aware that Apellis is planning a Phase 2 clinical trial with their C3 inhibitor in combination with anti-VEGF therapy. Moreover, based on publicly available information, we are aware that several companies and research organizations are pursuing treatments targeting other molecular targets, potential gene therapy treatments and stem cell transplant treatments for the treatment of wet AMD. In addition, other companies are undertaking efforts to develop technologies to allow for topical dosing of anti-VEGF agents through eye-drops or to allow for a less frequent dosing schedule than the dosing schedule currently in use for standard of care anti-VEGF drugs.

•
In addition, our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient to use or are less expensive than our product candidates. The commercial opportunity for Zimura in wet AMD in particular also could be reduced or eliminated if our competitors develop and commercialize products that reduce or eliminate the use of anti‑VEGF drugs for the treatment of patients with wet AMD. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the relevant market.

•
Furthermore, our ability to compete may be affected in many cases by insurers or other third‑party payors, particularly Medicare, seeking to encourage the use of less expensive or more convenient products. We expect that if Zimura is approved for combination therapy for the treatment of wet AMD, the cost of combination treatment would be higher than the cost of treatment of wet AMD with Lucentis, Eylea or particularly Avastin monotherapy. Insurers and other third‑party payors may encourage the use of anti‑VEGF drugs as monotherapy and discourage the use of Zimura in combination with these drugs. This could limit sales of Zimura for this indication.

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
Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third‑party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third‑party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Trump Administration. For example, the new Administration has expressed an interest in authorizing and/or directing the Center for Medicare & Medicaid Service or other agencies of the U.S. government to negotiate prices for drugs covered by Medicare directly with pharmaceutical companies. If this were to occur, especially for wet AMD drugs where a large portion of the patient population is over the age of 65 and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. Moreover, increasingly, third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.
Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician and because, in the case of Zimura for the treatment of wet AMD, our drug would be administered in combination with other drugs that may carry high prices. In addition, physicians, patients and third‑party payors may be sensitive to the addition of the cost of Zimura to the cost of treatment with anti‑VEGF drugs for the treatment of wet AMD. We or any commercialization partner may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies, including in the case of Zimura for the treatment of wet AMD, relative to monotherapy with anti‑VEGF drugs. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
We face an inherent risk of product liability exposure related to the testing of any product candidate that we develop in human clinical trials, and we and any commercialization partner will face an even greater risk if we commercially sell any products that we develop or in‑license. Because our Zimura wet AMD and ICPV trials involve or will involve the administration of Zimura in combination with an anti‑VEGF drug, we also face an inherent risk of product liability exposure related to the testing of such anti‑VEGF drug. If we become subject to or otherwise cannot successfully defend ourselves against claims that our product candidates, anti‑VEGF drugs administered in combination with our product candidates or our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin commercializing an approved product. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In addition, if a commercialization or collaboration partner were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such commercialization or collaboration partners could be more likely to terminate such relationship with us and therefore substantially limit the commercial potential of our products.
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
We may utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize our product candidates, either in the United States, or in markets outside the United States. We also may seek third‑party collaborators for development and commercialization of other product candidates we may develop. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any additional arrangements with third parties in the future, we would likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates could pose numerous risks to us, including the following:

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

If a collaborator of ours were to be involved in a business combination or other transaction, the foregoing risks would be heightened, and the business combination or transaction may divert attention or resources or create competing priorities. The collaborator may delay or terminate our product development or commercialization program. If one of our collaborators terminates its agreement with us, we could find it more difficult to attract new collaborators and the perception of our company in the business and financial communities could be adversely affected.
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.
We rely upon third parties in conducting our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We have in the past and expect in the future to rely upon third parties, such as CROs, clinical data management organizations, medical institutions (including reading centers) and clinical investigators, in conducting our clinical trials for our product candidates. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.

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
We contract with third parties for the manufacture of our product candidates for clinical trials and expect to continue to do so in connection with the potential commercialization of either product candidate and for clinical trials and commercialization of any other product candidates that we develop or may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
We currently rely exclusively upon a single third-party manufacturer to provide supplies of both Zimura API and Fovista API and a different single third-party manufacturer to provide fill/finish services for Zimura and Fovista. Although we have agreements in place with Agilent for the supply of Fovista API and with Althea for clinical and commercial fill/finish services, we do not currently have any contractual commitments for the supply of Zimura API. We also do not currently have arrangements in place for redundant supply or a second source for API for Zimura or Fovista or for a redundant supply or a second source for fill/finish services. We purchase the proprietary polyethylene glycol, or PEG, reagent used to modify the chemically synthesized aptamer in Zimura on a purchase order basis from a single third-party supplier. We do not currently have any contractual commitments for supply of the PEG reagent we use for Zimura. The prices for manufacturing activities that are not yet contractually committed may vary substantially over time and adversely affect our financial results. Furthermore, we and our contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of each of Zimura and Fovista.
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
We are party to various agreements that we depend on for rights to Zimura and Fovista. These agreements impose, and we expect to enter into additional licensing arrangements or other agreements with third parties that would impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our license agreements with Archemix we would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right.
We also have diligence and development obligations under our license agreements with Archemix and our divestiture agreement with OSI Pharmaceuticals. Generally, these diligence obligations require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize our products in the United States, the European Union and, in some cases, certain other specified countries. If we fail to comply with our obligations under current or future acquisition, license and funding agreements, or otherwise breach an acquisition, license or funding agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non‑exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to Zimura, Fovista and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing Zimura, Fovista or other product candidates we may develop, which could have a material adverse effect on our operating results and overall financial condition.
In addition to the above risks, certain of our intellectual property rights are sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. For example, the licenses from Archemix include sublicenses to us of rights to specified technology, which we refer to as the SELEX technology, licensed by University License Equity Holdings, Inc. to Gilead Sciences, Inc., or Gilead, and sublicensed by Gilead to Archemix, as well as other technology owned by Gilead and licensed to Archemix. Should our licensors or any of their upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize Zimura, Fovista and other product candidates may be materially harmed. While the applicable agreements may contain contractual provisions that would in many instances protect our rights as a sublicensee in these circumstances, these provisions may not be enforceable and may not protect our rights in all instances. Further, we do not have the right to control the prosecution, maintenance and enforcement of all of our licensed and sublicensed intellectual property, and even when we do have such rights, we may require the cooperation of our licensors and their upstream licensors, which may not be forthcoming. Our business could be materially adversely affected if we are unable to prosecute, maintain and enforce our licensed and sublicensed intellectual property effectively.
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
If we are unable to obtain and maintain or do not maintain patent protection for our technology and products during the period of their commercialization, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.
The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. Such expiration dates may be prior to the date by which we would be able to commercialize Zimura in the United States if we seek and obtain marketing approval. As a result, if we obtain marketing approval for Zimura, we may not be able to exclude competitors from commercializing products similar or identical to ours if such competitors do not use or promote our claimed methods of treatment or do use or promote our methods of treatment after our patents expire. Depending on potential delays in the regulatory review process for Zimura, we may be able to obtain patent term restoration for one of these patents in the United States under the Hatch-Waxman Act, which permits a patent restoration term of up to five years as partial compensation for patent term effectively lost during product development and the FDA regulatory review process occurring after the issuance of a patent, but we can provide no assurances that such a restoration term will be obtained.
The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. Similar to the patent term restoration available in the United States, the regulatory framework in the European Union and certain other foreign jurisdictions provides the opportunity to extend the term of a patent that covers an approved drug in certain circumstances. Notwithstanding the availability of patent term extension or restoration provisions, we may not be granted patent term extensions because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term or scope of any such extension is less than we request, any period during which we have the right to exclusively market our product would be shorter than we would otherwise expect, and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.
Method‑of‑treatment patents are more difficult to enforce than composition‑of‑matter patents because of the risk of off‑label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off‑label prescriptions may infringe our method‑of‑treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off‑label sales of other products having the same API as Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition‑of‑matter patents relating to Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same API as Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any other of our patents covering Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off‑label use of such competitors’ products containing the same API as Zimura, even if such use infringes any of our method‑of‑treatment patents.

The Hatch‑Waxman Act also permits the manufacture, use, offer for sale, sale or importation of a patented invention other than a new animal drug or veterinary biological product, if the manufacture, use, offer for sale, sale or importation is solely for uses that are reasonably related to development of information that could be submitted to the FDA. For this reason, our competitors might be able under certain circumstances to perform activities within the scope of the U.S. patents that we own or under which we are licensed without infringing such patents. This might enable our competitors to develop during the lifetime of these patents drugs that compete with our product candidates, if they are ultimately approved.
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
Our commercial success depends upon our ability and the ability of our collaboration and commercialization partners to develop, manufacture, market and sell our product candidates and products and use our proprietary technologies without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We or our collaboration and commercialization partners may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, re‑examination, post‑grant review, inter partes review, opposition, cancellation or similar proceedings before the USPTO or its foreign counterparts. The risks of being involved in such litigation and proceedings may also increase as our or their product candidates near commercialization. Third parties may assert infringement claims against us or our collaboration or commercialization partners based on existing or future intellectual property rights. We or they may not be aware of all such intellectual property rights potentially relating to our product candidates and their manufacture and uses. Thus, we do not know with certainty that our product candidates, or our intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.
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
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, because we acquired rights to Zimura from Archemix, we must rely upon Archemix's and its successors' practices, and those of its predecessors, with regard to the assignment of intellectual property therein. Our and their assignment agreements may not be self‑executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
In addition to seeking patents for some of our technology and products, we also rely upon trade secrets, including unpatented know‑how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non‑disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have executed such agreements with each party that may have or have had access to our trade secrets. Moreover, because we acquired certain rights to Zimura from Archemix, we must rely upon Archemix's and its successors' practices, and those of its predecessors, with regard to the protection of Zimura‑related trade secrets before we acquired it. Any party with whom we or they have executed a non‑disclosure and confidentiality agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our proprietary information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems.
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
In general, the FDA and similar regulatory authorities outside the United States require two adequate and well controlled clinical trials demonstrating safety and effectiveness for marketing approval for an ophthalmic pharmaceutical product. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market Zimura, Fovista or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely upon third‑party CROs to assist us in this process. Securing marketing approval requires obtaining positive safety and efficacy data from required clinical trials, as well as the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. The FDA or other regulatory authorities may determine that a product candidate that we may develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. In the case of Zimura for the treatment of wet AMD, the FDA or other regulatory authority may limit the approval of Zimura to use with only specified anti‑VEGF drugs that are approved for the treatment of wet AMD rather than with all anti‑VEGF drugs. Such limitation could limit sales of Zimura for the treatment of wet AMD.
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
In order to market and sell our product candidates in the European Union and many other jurisdictions, we or our third‑party commercialization partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional preclinical or clinical testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third‑party commercialization partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We and our third-party commercialization partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.
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
If a drug is intended for the treatment of a serious or life‑threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. If a drug offers major advances in treatment, the drug sponsor may apply for FDA priority review status. The FDA has broad discretion whether or not to grant fast track designation or priority review status, so even if we believe a particular product candidate is eligible for such designation or status the FDA could decide not to grant it. Even though a product has received fast track designation and may be eligible for priority review status, a sponsor may not ultimately experience a faster development process, review or approval compared to conventional FDA procedures.
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
Healthcare providers, physicians and third‑party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us and our commercialization partners to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we and our commercialization partners market, sell and distribute any products for which we or they obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year

2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.
In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities and affect our and any commercialization partner’s ability to generate revenue from, sell profitably or commercialize any product candidates for which we or they obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we or a commercialization partner may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non‑deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti‑Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians; and

•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which among other things led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures have been passed by the U.S. Senate.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.
A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next congressional session. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
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
Finally, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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
In December 2016, following our receipt and announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, we announced that we had determined to implement a reduction in personnel to focus on an updated business plan. This reduction in personnel involves approximately 80% of our pre-announcement workforce and includes personnel from nearly every department. During the first nine months of 2017, our workforce has been reduced by 112 employees in connection with the reduction in personnel and natural attrition. We expect to complete the reduction in personnel during the fourth quarter of 2017. Although we are reducing our personnel substantially, we are continuing to function as a development company and need to continue all or nearly all of our prior business functions to support such development, including clinical operations, regulatory affairs, drug safety, data management, outsourced manufacturing and supply chain, analytical development and quality assurance, as well as all of our general and administrative functions and public company infrastructure. Due to our limited financial resources and the inherent challenges associated with managing such a reduction in personnel, we may not be able to manage effectively the reduction in personnel and transition of operations to remaining employees.
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

In connection with the reduction in personnel, we expect that we will incur approximately $13.3 million of aggregate pre-tax charges through the third quarter of 2017, of which approximately $12.4 million in the aggregate is expected to result in cash expenditures. As of September 30, 2017, our cash expenditures related to such reduction in personnel totaled $8.7 million. The reduction in personnel may divert our management’s time and attention. Any inability to manage the reduction in personnel could delay the execution of our updated business plan or disrupt our operations.

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
In the ordinary course of our business, we and our third‑party contractors maintain sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial participants and business partners. In particular, we rely on contract research organizations and other third parties to store and manage information from our clinical trials. The secure maintenance of this sensitive information is critical to our business and reputation. Despite the implementation of security measures, our internal computer systems and those of our third‑party contractors are vulnerable to damage from cyber‑attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, we believe that companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber‑attacks and other attempts to gain unauthorized access to systems and information. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state‑sponsored attack. Cyber threats may be generic, or they may be custom‑crafted against our information systems or those of our third‑party contractors. For information stored with our third‑party contractors, we rely upon, and the integrity and confidentiality of such information is dependent upon, the risk mitigation efforts such third‑party contractors have in place. In the recent past, cyber‑attacks have become more prevalent and much harder to detect and defend against. Our and our third‑party contractors’ respective network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. System failures, data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. System failures or accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. A data security breach could also lead to public exposure of personal information of our clinical trial patients and others. Cyber‑attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.
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
For example, following our announcement of initial, top-line results from our pivotal OPH1002 and OPH1003 Fovista trials for the treatment of wet AMD, the closing price of our common stock declined from $38.77 on December 9, 2016 to $5.29 on December 12, 2016 and further declined to $2.82 on September 29, 2017. Following periods of volatility in the market price of a company’s stock, securities class‑action litigation has often been instituted against that company. We and certain of our current and former executive officers have been named as defendants in purported class action lawsuits following our announcement of the initial, top-line results. See “Part II, Item 1-Legal Proceedings” and “-Risks Related to Our Updated Business Plan, Financial Position and Need for Additional Capital-We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.
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

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the SEC on September 9, 2013)

3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the SEC on September 9, 2013)

10.1*	Letter Agreement between the Registrant and Novartis Pharma AG, dated July 3, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment has been requested as to certain portions, which have been omitted and separately filed with the Securities and Exchange Commission.
**   Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Balance Sheets at September 30, 2017 and December 31, 2016 (unaudited), (ii)  Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2017 and 2016, (iii)  Statements of Cash Flows (unaudited) for the nine month period ended September 30, 2017 and 2016 and (iv) Notes to Financial Statements (unaudited).

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

OPHTHOTECH CORPORATION

Date: November 8, 2017	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)