Form 10-Q
period 2018-03-31
Ophthotech Corp.
filed 2018-05-09
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of May 8, 2018 there were 36,188,161 shares of Common Stock, $0.001 par value per share, outstanding.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the "Risk Factors" section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our other periodic reports, completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ophthotech Corporation
Unaudited Balance Sheets
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$154,911	$166,972
Prepaid expenses and other current assets	2,836	3,146
Income tax receivable	—	1,387
Total current assets	157,747	171,505
Property and equipment, net	468	518
Deferred tax assets	3,296	3,529
Other assets	40	24
Total assets	$161,551	$175,576
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$5,196	$4,984
Accounts payable and accrued expenses	3,278	7,551
Total current liabilities	8,474	12,535
Royalty purchase liability	125,000	125,000
Total liabilities	133,474	137,535
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 36,163,811 and 36,110,298 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	36	36
Additional paid-in capital	525,868	522,759
Accumulated deficit	(497,827)	(484,754)
Total stockholders' equity	28,077	38,041
Total liabilities and stockholders' equity	$161,551	$175,576

The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
Unaudited Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Collaboration revenue	$—	$1,662
Operating expenses:
Research and development	7,686	31,979
General and administrative	5,645	13,159
Total operating expenses	13,331	45,138
Loss from operations	(13,331)	(43,476)
Interest income	473	378
Other expense	(16)	(21)
Loss before income tax provision	(12,874)	(43,119)
Income tax provision	199	3
Net loss	$(13,073)	$(43,122)
Net loss per common share:
Basic and diluted	$(0.36)	$(1.20)
Weighted average common shares outstanding:
Basic and diluted	36,153	35,804

The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
Unaudited Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(13,073)	$(43,122)
Other comprehensive loss:
Unrealized loss on available for sale securities, net of tax	—	(10)
Other comprehensive loss	—	(10)
Comprehensive loss	$(13,073)	$(43,132)

The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
Unaudited Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(13,073)	$(43,122)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	50	808
Amortization of premium and discounts on investment securities	—	98
Deferred income taxes	233	—
Share-based compensation	3,082	6,064
Changes in operating assets and liabilities:
Income tax receivable	1,387	(52)
Prepaid expense and other current assets	310	(1,520)
Accrued interest receivable	—	74
Other assets	(16)	459
Accrued research and development expenses	212	(19,285)
Accounts payable and accrued expenses	(4,273)	(3,375)
Deferred revenue	—	(1,661)
Net cash used in operating activities	(12,088)	(61,512)
Investing Activities
Purchase of marketable securities	—	(12,014)
Maturities of marketable securities	—	32,119
Net cash provided by investing activities	—	20,105
Financing Activities
Proceeds from employee stock plan purchases and stock option exercises	27	31
Net cash provided by financing activities	27	31
Net change in cash and cash equivalents	(12,061)	(41,376)
Cash and cash equivalents
Beginning of period	166,972	133,930
End of period	$154,911	$92,554
Supplemental disclosure of cash paid
Income taxes paid (received), net	$(1,425)	$—
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized loss on available for sale securities, net of tax	$—	$(10)

   The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Business
Description of Business and Organization
Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a science-driven biopharmaceutical company specializing in the development of novel therapies to treat ophthalmic diseases, with a focus on age-related and orphan retinal diseases. The Company's multi-track strategy is to leverage its clinical experience and retina expertise to develop therapies for large market, age-related retinal diseases, where unmet medical needs remain for these patients, and for orphan eye diseases with a focus on underserved patients, and to utilize a disciplined business development approach to obtain additional products, product candidates and technologies in these disease areas. The Company is developing Zimura® (avacincaptad pegol), its complement C5 inhibitor, for dry and wet forms of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina, known as the macula, that may result in loss of central vision, and autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited retinal disease that also may result in loss of central and peripheral vision. The Company is actively engaged in extensive business development efforts to identify, evaluate and potentially obtain rights to and develop additional therapeutic and gene therapy product candidates that would complement its strategic goals and leverage its competitive advantages. The Company believes that its strategy will provide multiple potential opportunities to bring ophthalmic therapies to market.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 5, 2018.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.
Segment and geographic information
        Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.
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
As of March 31, 2018, the Company had cash and cash equivalents of approximately $154.9 million.

Available for Sale Securities
The Company considers securities with original maturities of greater than 90 days when purchased to be available for sale securities. Available for sale securities with original maturities of greater than one year are recorded as non-current assets. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. The Company did not hold any available for sale securities at March 31, 2018 or December 31, 2017.
Revenue Recognition
Collaboration Revenue
Prior to 2018, the Company's revenue resulted from payments received under its May 2014 licensing and commercialization agreement (the “Novartis Agreement”) with Novartis Pharma AG ("Novartis"), as modified by the July 2017 letter agreement entered into by the Company and Novartis in relation to the Novartis Agreement (the "Letter Agreement"). See "Note 5—Licensing and Commercialization Agreement with Novartis Pharma AG" below for a description of these agreements. The Company used the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. The Company completed the deliverables under the Novartis Agreement and the Letter Agreement during the third quarter of 2017. On October 23, 2017, following the failure of the Phase 3 Fovista program and pursuant to the terms of the Letter Agreement, Novartis elected to terminate the Novartis Agreement with immediate effect.
As the Company has no products approved for sale, the Company will not receive any revenue from any product candidates that it develops until it obtains regulatory approval and commercializes such products, or until the Company potentially enters into agreements with third parties for the development and commercialization of product candidates. If the Company's development efforts for any of its product candidates result in regulatory approval or the Company enters into collaboration agreements with third parties, the Company may generate revenue from product sales or from such third parties.
In the future, the Company will evaluate revenue contracts and arrangements, if any, following the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Revenue from Contracts with Customers (Topic 606).
Concentration of Credit Risk
The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank accounts, the balances of which generally exceed federally insured limits. The Company maintains its cash equivalents in investments in money market funds and, at times, in U.S. Treasury securities and investment-grade corporate debt securities with original maturities of 90 days or less.
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
Research and Development
Research and development expenses primarily consist of costs associated with the manufacturing, development and clinical testing of Zimura and, historically, Fovista, as well as costs associated with the preclinical development of other product candidates and formulations. Research and development expenses consist of:

•
external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations ("CROs") and other vendors and contract manufacturing organizations ("CMOs") for the production of drug substance and drug product; and

•	employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to collaborative partners. The Company expects that research and development expenses in the future will also include the costs of the Company's collaborative gene therapy research programs, including the costs of its research collaboration with the University of Massachusetts Medical School ("UMMS"), entered into in February 2018.
All research and development expenses are charged to operations as incurred in accordance with ASC 730, Research and Development. The Company accounts for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.
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
Share-Based Compensation
The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors, including employee stock options, restricted stock units (“RSUs”) and options granted to employees to purchase shares under the 2016 Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of estimated forfeitures. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period.

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
For stock options and RSUs granted as consideration for services rendered by consultants, the Company recognizes expense in accordance with the requirements of ASC 505-50, Equity Based Payments to Non-Employees. Consultant stock option grants are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, will be re-measured using the fair value of the Company's common stock and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of options granted to consultants is subject to change in the future, the amount of the future expense will include fair value re-measurements until the stock options are fully vested.
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Expected common stock price volatility	81%	81%
Risk-free interest rate	2.39%-2.65%	2.10%-2.38%
Expected term of options (years)	5.9	6.2
Expected dividend yield	—	—
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
Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$1,440	$4,150
General and administrative	1,642	1,914
Total	$3,082	$6,064
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On January 1, 2018, the Company adopted this guidance using the modified retrospective approach. Due to the termination of the Novartis Agreement and the Company's current lack of other revenue sources, the Company's financial statements were not impacted by adoption of this standard. The future impact of ASC 606 will be dependent on the nature of the Company’s future revenue contracts and arrangements, if any.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of certain specific cash flow issues in the Statement of Cash Flows. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. During the three months ended March 31, 2018, the Company adopted this guidance. The adoption did not have a material impact on the Company's financial statements.

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
Recent Accounting Pronouncements
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

3. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period. For the periods where there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same. The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Basic and diluted net income (loss) per common share calculation:
Net loss	$(13,073)	$(43,122)
Weighted average common shares outstanding - basic and dilutive	36,153	35,804
Net loss per common share - basic and diluted	$(0.36)	$(1.20)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock options outstanding	5,021	3,999
Restricted stock units	228	678
Total	5,249	4,677

4. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents of approximately 154.9 million and 167.0 million, respectively. Cash and cash equivalents included cash of $5.0 million at March 31, 2018 and $9.5 million at December 31, 2017. Cash and cash equivalents at March 31, 2018 and December 31, 2017 also included $149.9 million and $157.4 million, respectively, of investments in money market funds.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at March 31, 2018 or at December 31, 2017, respectively. During the year ended December 31, 2017, the Company's investments matured and were reinvested in money market funds.
The Company believes that its existing cash and cash equivalents as of March 31, 2018 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months.

5. Prior Licensing and Commercialization Agreement with Novartis Pharma AG
Prior to 2018, the Company's revenue resulted from payments received under the Novartis Agreement, as modified by the July 2017 letter agreement entered into by the Company and Novartis. These two agreements are described below. The Company used the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. The Company completed the deliverables under the Novartis Agreement and the Letter Agreement during the third quarter of 2017.
Below is a summary of the components of the Company's collaboration revenue for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
License revenue	$—	$—
Research and development activity revenue	—	1,658
API transfer revenue	—	—
Joint operating committee revenue	—	4
Total collaboration revenue	$—	$1,662

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

Activities under the Novartis Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)), the relevant codification applicable at the time, to determine if they represented a multiple element revenue arrangement. The Novartis Agreement included the following deliverables: (1) an exclusive license to commercialize Fovista outside the United States (the “License Deliverable”); (2) the performance obligation to conduct research and development activities related to the Phase 3 Fovista clinical trials and certain Phase 2 trials for Fovista (the “R&D Activity Deliverable”); (3) the performance obligation to supply API to Novartis for development and manufacturing purposes (the “Manufacturing Deliverable”) and (4) the Company’s obligation to participate on the joint operating committee established under the terms of the Novartis Agreement and related subcommittees (the “Joint Operating Committee Deliverable”). The Company’s obligation to provide access to clinical and regulatory information as part of the License Deliverable included the obligation to provide access to all clinical data, regulatory filings, safety data and manufacturing data to Novartis which was necessary for the commercialization of Fovista in the Novartis Territory. The R&D Activity Deliverable included the right and responsibility for the Company to conduct the Phase 3 Fovista clinical program and other Phase 2 studies of Fovista which were necessary or desirable for regulatory approval or commercialization of Fovista. The Manufacturing Deliverable included the obligation for the Company to supply API to Novartis for clinical purposes, for which Novartis agreed to pay the Company’s manufacturing costs. The Joint Operating Committee Deliverable included the obligation to participate in the Joint Operating Committee and related subcommittees at least through the first anniversary of regulatory approval in the European Union. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Novartis. Accordingly, each unit was accounted for separately.

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

The Company evaluated the Letter Agreement under ASC 605-25, the relevant codification applicable at the time, and determined that the Letter Agreement does not create any new deliverables. The Company is treating the Fovista license granted at the inception of the Novartis Agreement and the Lucentis study data license granted under the Letter Agreement as one collective technology license (the "Licenses") delivered at the inception of the Novartis Agreement. In addition, as the waiver of its right to terminate the Novartis Agreement as a result of specified governmental actions resolved the Company’s contingency with respect to such termination right and the associated termination fee, the Company allocated the entire previously deferred amount, $200.0 million, to the deliverables that were determined based on the relative selling price at contract inception. Upon entry into the Letter Agreement in July 2017, the Company immediately recognized as revenue $189.8 million of the upfront payment allocated to contract deliverables completed during prior periods. Upon termination of the OPH1004 trial in August 2017, the Company recognized the remaining $16.9 million of collaboration revenue, attributable to the R&D Deliverable, previously deferred under the Novartis Agreement. In total, during the third quarter of 2017, the

Company recognized $206.7 million in previously deferred collaboration revenue in connection with the Novartis Agreement. The recognition of this revenue during the third quarter of 2017 did not impact the Company's cash balance.

The Company's collaboration revenue for the three months ended March 31, 2017 related to the research and development activities performed by the Company during the period under the Novartis Agreement. All activities under the Novartis agreement were completed during the third quarter of 2017 prior to the adoption of ASC 606.

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
The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company's Balance Sheet as of March 31, 2018, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. If the Company were to make royalty payments under the Novo Agreement, it would reduce the liability balance at such time. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates.
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
7. Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“TCJA”) was enacted reducing the corporate tax rate from 35% to 21% effective for tax years beginning on or after January 1, 2018. ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of TCJA's provisions, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment of the TCJA.

Under the TCJA, the Corporate Alternative Minimum Tax ("AMT") was repealed. The Company's previously recorded Alternative Minimum Tax (“AMT”) credits of approximately $3.5 million are now refundable over a four year period beginning in 2018, and the previously recorded valuation allowance for these AMT credits was reversed during the fourth quarter of 2017. During the three months ended March 31, 2018, the Company reduced its estimate of refundable AMT credits to approximately

$3.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. As a result of the TCJA’s reduction in the corporate tax rate from 35% to 21% the value of the Company’s deferred tax assets, and related valuation allowance, were reduced by a provisional amount of approximately $54.6 million during the year ended December 31, 2017. The Company does not have any offshore earnings from which to record the mandatory transition tax enacted under the TCJA. Given the significant complexity of the TCJA, anticipated guidance from the US Treasury and the Internal Revenue Service about implementing the TCJA, and the potential for additional guidance from the SEC or the FASB related to the TCJA, the deferred taxes provisional amounts may be adjusted during the measurement period. These provisional amounts were based on the Company’s present interpretations of the TCJA and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including potential new interpretative guidance) and further analyses are completed.

For the three months ended March 31, 2018, the Company recorded a $0.2 million provision for income taxes to reflect a reduction in the amount of deferred tax assets expected to be realized in the future. For the three months ended March 31, 2017, the Company recorded a de minimis provision for income taxes.

The Company will continue to evaluate its ability to realize its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any additional changes to the valuation allowance recorded on deferred tax assets in the future would impact the Company’s income taxes.

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

•
Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability. The Company's Level 2 assets may consist of investments in investment-grade corporate debt securities. The Company does not currently hold any assets that are measured using Level 2 inputs.

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability. The Company does not hold any assets that are measured using Level 3 inputs.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$149,928	$—	$—
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$162,457	$—	$—

*	Investments in money market funds with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2018.
The Company's available for sale securities are reported at fair value on the Company's Balance Sheets. The Company held no available for sale securities for the three month period ended March 31, 2018. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive loss associated with the unrealized loss on available for sale securities for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$—	$(212)
Current period changes in fair value before reclassifications, net of tax	—	(10)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—
Total other comprehensive income (loss)	—	(10)
Ending balance	$—	$(222)

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
Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 6,898,000 additional shares to the 2013 Plan, including for 2018, an increase of approximately 1,444,000 shares, or 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2018. As of March 31, 2018, the Company had approximately 2,212,000 shares available for grant under the 2013 Plan.

In April 2016, the board of directors adopted the ESPP pursuant to which the Company may sell up to an aggregate of 1,000,000 shares of common stock. The ESPP was approved by the Company’s stockholders in June 2016. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period during the term of the ESPP. The first offering period began in September 2016.

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of March 31, 2018 is as follows (in thousands except weighted average exercise price):

	Three Months Ended March 31,
	2018
	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2017	5,284	$19.58
Granted	64	$2.79
Forfeited	(327)	$33.76
Outstanding, March 31, 2018	5,021	$18.44

Options exercisable at March 31, 2018	2,225
Weighted average grant date fair value (per share) of options granted during the period	$1.95

As of March 31, 2018, there were outstanding, net of estimated forfeitures, options to purchase approximately 4,713,000 shares, which options had vested or are expected to vest. The weighted-average exercise price of these options was $19.10 per share; the weighted-average remaining contractual life of these options was 7.9 years; and the aggregate intrinsic value of these options was approximately $0.1 million. A summary of the stock options outstanding and exercisable as of March 31, 2018 is as follows (in thousands except exercise prices and weighted average exercise price):

		March 31, 2018
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Shares Underlying Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares for which Options are Exercisable	Weighted Average Exercise Price
$0.12-$10.03	3,028	9.1	$3.66	495	$5.43
$10.04-$20.00	147	5.3	$13.63	147	$13.63
$20.01-$30.00	127	5.6	$25.13	127	$25.13
$30.01-$40.00	827	5.3	$32.81	827	$32.81
$40.01-$55.00	598	7.3	$46.35	424	$46.35
$55.01-$73.22	294	7.8	$72.50	205	$72.18
	5,021	8.0	$18.44	2,225	$31.22

Aggregate Intrinsic Value	$75			$69
Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three months ended March 31, 2018 and 2017, respectively, were as follows:

	Three Months Ended March 31,
	2018	2017
Cash proceeds from options exercised	$—	$31
Aggregate intrinsic value of options exercised	$—	$37
In connection with stock option awards granted to employees, the Company recognized approximately $2.1 million and $4.4 million in share-based compensation expense during the three months ended March 31, 2018 and 2017, respectively, net of expected forfeitures. As of March 31, 2018, there were approximately $12.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 2.4 years.
In connection with stock option awards granted to consultants, the Company recognized approximately $0.1 million and $0.1 million in share-based compensation expense during the three months ended March 31, 2018 and 2017, respectively, net of expected forfeitures. As of March 31, 2018, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.6 years.
The following table presents a summary of the Company's outstanding RSU awards granted as of March 31, 2018 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	327	$51.08
Vested	(41)	$47.77
Forfeited	(58)	$47.17
Outstanding, March 31, 2018	228	$52.46

As of March 31, 2018, there were approximately 134,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $49.37 per share; and the aggregate intrinsic value of these RSUs was approximately $0.4 million.

In connection with RSUs granted to employees, the Company recognized approximately $0.9 million and $1.3 million in share-based compensation expense during the three months ended March 31, 2018 and 2017, respectively, net of expected forfeitures. As of March 31, 2018, there was approximately $4.6 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 1.8 years. The total fair value of the RSUs that vested during the three months ended March 31, 2018 was $1.7 million.

In connection with RSUs granted to consultants, the Company recognized a de minimis amount of share-based compensation expense and $0.1 million in share-based compensation expense during the three months ended March 31, 2018 and 2017, respectively, net of expected forfeitures. As of March 31, 2018, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.5 years.

In connection with the ESPP made available to employees, the Company recognized a de minimis amount of share-based compensation expense during the three months ended March 31, 2018 and 2017, respectively, net of expected forfeitures. As of March 31, 2018, there was a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.5 years. There were 12,229 shares of common stock issued under the ESPP during the three months ended March 31, 2018. Cash proceeds from ESPP purchases were $27 thousand during the three months ended March 31, 2018. There were 4,746 shares of common stock issued under the ESPP plan during the three months ended March 31, 2017. As of March 31, 2018, there were 971,413 shares available for future purchases under the ESPP.

10. Property and Equipment
Property and equipment as of March 31, 2018 and December 31, 2017 were as follows:

	Useful Life (Years)	March 31, 2018	December 31, 2017
Manufacturing and clinical equipment	7 - 10	$412	$412
Computer, software and other office equipment	5	933	933
		1,345	1,345
Accumulated depreciation		(877)	(827)
Property and equipment, net		$468	$518
For the three months ended March 31, 2018 and 2017, depreciation expense was $50 thousand and $808 thousand, respectively.
11. Commitments and Contingencies
The Company is party to an agreement with Archemix Corp., or Archemix, under which the Company in-licensed rights in certain patents, patent applications and other intellectual property related to Zimura and pursuant to which the Company may be required to pay sublicense fees and make milestone payments. Under the license agreement, for each anti‑C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make payments to Archemix of up to an aggregate of $57.5 million if the Company achieves specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $24.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the license agreement, the Company is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if the Company achieves specified commercial milestones based on net product sales of all anti‑C5 products licensed under the agreement. The Company is also obligated to pay Archemix a double‑digit percentage of specified non‑royalty payments the Company may receive from any sublicensee of its rights under the C5 agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 agreement.

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

On March 9, 2017, a second putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 11, 2015 and December 9, 2016. The allegations made in the complaint are similar to those made in the Micholle complaint. Putative lead plaintiffs in the Micholle action have moved to consolidate the Micholle and Wasson actions. These cases were consolidated on March 13, 2018. The deadline for lead plaintiff to file an amended complaint is June 4, 2018. The Company intends to file a motion to dismiss the consolidated case on or before July 19, 2018.

On February 7, 2018, a shareholder derivative action was filed against the members of the Company’s Board of Directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that defendants breached their fiduciary duties to the Company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on behalf of the Company, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, attorneys’ fees, and other costs. The Company intends to file a motion to dismiss this case on or before May 14, 2018.

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

In January 2017, the Company issued a notice of termination under the Lease Agreement, dated as of September 30, 2007, between the Company and One Penn Plaza LLC, as previously supplemented and amended (as so supplemented and amended, the “Lease”) for office space at One Penn Plaza in New York, New York.  The termination of the Lease triggered an early termination payment by the Company of approximately $0.9 million. On November 1, 2017, the Company and One Penn Plaza LLC executed a further amendment to the Lease extending the term of the Lease to the end of 2018. Payments under the further lease amendment will not constitute restructuring charges.

On January 26, 2017, the Company issued a notice of termination under the Sublease Agreement between the Company and Otsuka America Pharmaceutical, Inc. (the “Sublease”) for office space at One University Square, Princeton, New Jersey.   The termination of the Sublease triggered an early termination payment by the Company of approximately $1.2 million and became effective February 2018, through which time the Company was responsible for paying continuing rental fees, as well as taxes, operating expenses and utility and other charges related to the subleased premises.

On January 26, 2017, the Company issued a notice of termination under its Office Lease Agreement between the Company and PSN Partners, L.P. (the "Office Lease") for office space in Palmer Square in Princeton, New Jersey. The termination of the Office Lease did not trigger any early termination payment.

In connection with the Company's restructuring activities, the Company recognized severance, stock compensation, other employee costs and lease termination costs, all of which have been reported in the Company’s Statements of Operations, as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$—	$4,835
General and administrative	—	3,941
Total	$—	$8,776

As of March 31, 2018, the Company's accrual balance for severance and benefit costs was $0.6 million which was recorded in "Accounts payable and accrued expenses" in the Company's Balance Sheet. The severance and other employee cost accruals as of March 31, 2018 are expected to be paid through to December of 2018.

The following is a reconciliation of the severance-related accrual activity for the three months ended March 31, 2018:

Accrued Severance and Other Employee Costs
Beginning Balance	$2,529
Accrued restructuring expenses	—
Payments	(1,898)
Ending Balance	$631

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the "Risk Factors" section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are developing Zimura® (avacincaptad pegol), our complement C5 inhibitor, for dry and wet forms of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina, known as the macula, that may result in loss of central vision, and autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited retinal disease that also may result in loss of central and peripheral vision. In connection with our Stargardt clinical trial, which we recently initiated, we have expanded our network of thought leaders and clinical trial sites for orphan ophthalmic indications to include leading research university hospitals around the world, where patients with orphan retinal diseases are often referred.
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

•
OPH2007 (wet AMD): an ongoing, randomized, dose-ranging, open-label, multi-center Phase 2a clinical trial of Zimura in combination with the anti-vascular endothelial growth factor, or anti-VEGF, agent Lucentis® (ranibizumab) for the treatment of wet AMD in patients who have not previously been treated with anti-VEGF agents, referred to as treatment-naïve patients. Wet AMD is characterized by the presence and growth of abnormal new blood vessels under and through the retina. In May 2018, we announced completion of enrollment for this trial with a total of 64 patients enrolled.

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

•
OPH2005 (autosomal recessive Stargardt disease (STGD1)): an ongoing, randomized, double-masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura monotherapy for the treatment of autosomal recessive Stargardt disease, referred to as STGD1. We are at an early stage of patient recruitment for this trial.

•
Non-infectious intermediate and posterior uveitis: a planned open-label Phase 2a clinical trial of Zimura monotherapy for the treatment of non-infectious intermediate and posterior uveitis, a rare inflammatory disease of the back of the eye.

The following table summarizes the current status of these ongoing and planned Zimura development programs:

Indication	Pre-Clinical	Phase 1	Phase 2	Phase 3	Status
Age-Related Retinal Diseases	OPH2003: GA secondary to Dry AMD (monotherapy)					• Phase 2b ongoing • Initial top-line data expected 2H 2019
	OPH2007: Wet AMD (in combo with anti-VEGF)					• Phase 2a ongoing • Initial top-line data expected in late 2018
	OPH2006: IPCV (in combo with anti-VEGF)					• Phase 2a ongoing • Initial top-line data expected 2H 2019
Orphan Eye Diseases	OPH2005: STGD1 (monotherapy)					• Phase 2b ongoing* • Initial top-line data expected in 2020
	Non-infectious Intermediate & Posterior Uveitis (monotherapy)	Planned				• Phase 2a planned* • Expected to initiate in late 2018

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
For our first gene therapy research collaboration, we have entered into a series of sponsored research agreements with the University of Massachusetts Medical School, or UMMS, and its Horae Gene Therapy Center to utilize novel gene delivery methods and UMMS's "minigene" therapy approach to target retinal diseases. AAV vectors are generally limited as a delivery vehicle by the size of their genetic cargo, which is restricted to approximately 4,700 base pairs of genetic code. The use of "minigenes" as a novel therapeutic strategy seeks to deliver a shortened but still functional form of a larger gene packaged into a standard-size AAV delivery vector. The "minigene" strategy may offer an innovative solution for diseases that would otherwise be difficult to address through conventional AAV gene replacement therapy where the size of the gene of interest exceeds the transgene packaging capacity of conventional AAV vectors. Furthermore, one of the differentiating advantages of the "minigene" approach is that it could potentially provide a treatment that is independent of a patient's specific mutation. The scope of the UMMS collaboration addresses Leber Congenital Amaurosis type 10, or LCA10, which is the most common type of LCA and is caused by mutations in the CEP290 gene, and STGD1, which is caused by mutations in the ABCA4 gene. LCA10 and STGD1 are both orphan inherited degenerative retinal diseases that lead to vision loss without any FDA or EMA approved treatment. As a condition of each sponsored research agreement, UMMS has granted us an option to obtain an exclusive license to any patents or patent applications that result from the sponsored research. Our aggregate financial commitment for the sponsored research agreements is in the low, single-digit millions of dollars.
Fovista Wind-down

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

Therefore, we do not currently expect any further development activity for Fovista going forward, as we have no intentions to resume development of Fovista in wet AMD and our supply commitments for the two external studies are complete.
Prior Novartis Agreement

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

Financial matters
As of March 31, 2018, we had cash and cash equivalents of $154.9 million. We estimate our year end 2018 cash and cash equivalents to range between $112.0 million and $117.0 million based on our current 2018 business plan and planned capital expenditures.  This estimate includes continuation of our development programs for Zimura and the continuation of our collaborative gene therapy research programs as currently planned.
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

Financial Operations Overview
Revenue
Prior to 2018, our revenue resulted from payments received under the Novartis Agreement as modified by the July 2017 letter agreement we entered into with Novartis in relation to the Novartis Agreement, both of which are described below under "—Liquidity and Capital Resources—Prior Licensing and Commercialization Agreement with Novartis Pharma AG." We used the relative selling price method to allocate arrangement consideration to our performance obligations under the Novartis Agreement. We completed the deliverables under the Novartis Agreement during the third quarter of 2017.
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
Research and Development Expenses
Research and development expenses primarily consist of costs associated with the development and clinical testing and manufacturing of Zimura and, historically, Fovista, as well as costs associated with the preclinical development of other product candidates and formulations. Our research and development expenses consist of:

•
external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations, or CROs, and other vendors and contract manufacturing organizations, or CMOs, for the production of API and drug product; and

•	employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.

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
The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in thousands)
Fovista	$29	$10,440
Zimura	3,975	5,632
Personnel-related	1,881	10,952
Share-based compensation	1,440	4,150
Other	361	805
	$7,686	$31,979
We expect to continue to incur significant research and development expenses as we pursue the development of Zimura as currently planned. We also expect very limited research and development expenses related to Fovista in the future, as we have terminated our Fovista development programs and have no plans for the future development of Fovista. As we pursue our ongoing and planned Zimura development programs and our collaborative gene therapy research programs, or as we commence any new development efforts in relation to additional product candidates we may in-license or acquire as we pursue our business plan, we expect that our overall research and development expenses will begin to increase from the current level of expenditure.

Our expenses may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as delays in enrollment or issues with the availability of drug supply or, if we further expand the scope of our clinical trials or collaborative research programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers or if we decide to increase preclinical and clinical research and development activities, including by entering into new collaborative research programs, in-licensing or acquiring, and pursuing the development of, additional product candidates, building internal research capabilities or pursuing internal research efforts.

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

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, legal, finance, human resources, investor relations and business development functions. Other general and administrative expenses include facility costs and professional fees for legal, patent, pre-launch commercialization activities, if any, travel expenses, consulting and accounting services.
We anticipate that our general and administrative expenses will decrease in future periods as compared to 2017 levels as a result of a reduction in personnel to focus on our revised business plan, which we expect will involve a total expected workforce of approximately 40 employees.  We substantially completed the reduction in personnel during 2017 as part of implementing our revised business plan. The expected decreases in our general and administrative expenses as compared to 2017 levels may be partially offset by expenses related to business development activities.
Interest Income
We currently have invested our cash and cash equivalents in money market funds, which generate a nominal amount of interest income.
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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to academic research collaborators, CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

We base our expenses related to academic research collaborators, CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

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

Below is a summary of the components of our collaboration revenue for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in thousands)
License revenue	$—	$—
Research and development activity revenue	—	1,658
API transfer revenue	—	—
Joint operating committee revenue	—	4
Total collaboration revenue	$—	$1,662

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

2018 and 2017:

	Three months ended March 31,
	2018	2017
Expected common stock price volatility	81%	81%
Risk-free interest rate	2.39%-2.65%	2.10%-2.38%
Expected term of options (years)	5.9	6.2
Expected dividend yield	—	—
We estimate the fair value of restricted stock units, or RSUs, granted to employees using the closing market price of our common stock on the date of grant.
We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised.
Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $3.1 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had $17.4 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.2 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.
For the three months ended March 31, 2018 and 2017, we allocated share-based compensation as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Research and development	$1,440	$4,150
General and administrative	1,642	1,914
Total	$3,082	$6,064
Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the TCJA, was enacted reducing the corporate tax rate from 35% to 21% effective for tax years beginning on or after January 1, 2018. As a result of the passage of the TCJA, the value of our deferred tax assets and related valuation allowance was reduced by a provisional amount of approximately $54.6 million. Additionally, under the TCJA, the Corporate Alternative Minimum Tax, or AMT, was repealed. Accordingly, our previously recorded AMT credits of approximately $3.5 million are now refundable over a four-year period beginning in 2018 and the previously recorded valuation allowance for these AMT credits was reversed as a result of the TCJA during the fourth quarter of 2017. During the three months ended March 31, 2018, we reduced our estimate of refundable AMT credits to $3.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended.

The deferred tax assets associated with our losses incurred to date in 2018 have a full valuation allowance recorded against them due to our history of losses and the lack of other positive evidence to support future taxable income against which these losses could be applied. See Note 7 to our financial statements in Part I-Item 1 of this Quarterly Report on Form 10-Q for further information regarding our expectations with respect to our income tax provision.

Results of Operations
Comparison of Three Month Periods Ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Collaboration revenue	$—	$1,662	$(1,662)
Operating expenses:
Research and development	7,686	31,979	(24,293)
General and administrative	5,645	13,159	(7,514)
Total operating expenses	13,331	45,138	(31,807)
Loss from operations	(13,331)	(43,476)	(30,145)
Interest income	473	378	95
Other expense	(16)	(21)	(5)
Loss before income tax provision	(12,874)	(43,119)	(30,245)
Income tax provision	199	3	196
Net loss	$(13,073)	$(43,122)	$(30,049)
Collaboration Revenue
We recognized no collaboration revenue for the three months ended March 31, 2018, a decrease of $1.7 million compared to $1.7 million for the three months ended March 31, 2017. Collaboration revenue for the three months ended March 31, 2018 decreased as we completed all deliverables required under the Novartis Agreement during the year ended December 31, 2017.
Collaboration revenue for the three months ended March 31, 2017 was $1.7 million, which was allocated to research and development activities performed under the Novartis Agreement.
Research and Development Expenses
Our research and development expenses were $7.7 million for the three months ended March 31, 2018, a decrease of $24.3 million compared to $32.0 million for the three months ended March 31, 2017. The decrease in research and development expenses for the three months ended March 31, 2018 was primarily due to an $11.8 million decrease in personnel costs which included a $2.7 million decrease in stock compensation costs and a $4.8 million decrease in costs related to our previously announced reduction in force. Additionally, there was a $10.4 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical program and our Fovista Expansion Studies, a $1.7 million decrease associated with our Zimura program, and a $0.2 million decrease in professional services and consulting fees. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the wind-down of Fovista Phase 3 clinical trials and the Fovista Expansion Studies. The decreased costs for our Zimura program included lower costs related to the Zimura manufacturing activities offset by the increased costs related to clinical trial activities as a result of start-up costs and increased enrollment.
General and Administrative Expenses
Our general and administrative expenses were $5.6 million for the three months ended March 31, 2018, a decrease of $7.5 million, compared to $13.2 million for the three months ended March 31, 2017. The decrease in general and administrative expenses for the three months ended March 31, 2018 was primarily due to a decrease in costs to support our operations and infrastructure as a result of our reduction in force and the termination of facilities leases completed during 2017. General and administrative expenses for the three months ended March 31, 2017 included approximately $3.9 million in costs related to our previously announced reduction in force and the termination of facilities leases.
Interest Income
Interest income for the three months ended March 31, 2018 was $0.5 million compared to interest income of $0.4 million for the three months ended March 31, 2017.

Income Tax Provision
We recorded an income tax provision of $199 thousand and $3 thousand for the three months ended March 31, 2018 and 2017, respectively. The income tax provision recorded for the three months ended March 31, 2018 primarily related to a reduction in the amount of deferred tax assets that we expect will be realized in the future.
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
Cash Flows
As of March 31, 2018, we had cash and cash equivalents totaling $154.9 million and no debt. We currently have invested our cash and cash equivalents in money market funds.
The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(12,088)	$(61,512)
Investing Activities	—	20,105
Financing Activities	27	31
Net change in cash and cash equivalents	$(12,061)	$(41,376)
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2018 was $12.1 million and relates primarily to net cash used to fund our Zimura research and development activities and our general and administrative operations.
Net cash used in operating activities for the three months ended March 31, 2017 was $61.5 million and related primarily to net cash used for the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementation of a previously announced reduction in personnel and related costs, and cancellation fees related to manufacturing commitments, as well as continuation of our OPH1004 trial and general and administrative and corporate infrastructure expense.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
We had no net cash provided by investing activities for the three months ended March 31, 2018. Net cash provided by investing activities for the three months ended March 31, 2017 was $20.1 million and relates primarily to proceeds from the maturity of marketable securities totaling $32.1 million offset by purchases of marketable securities totaling $12.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities of $27 thousand for the three months ended March 31, 2018 and $31 thousand for the three months ended March 31, 2017 related to the proceeds from stock option plan exercises and purchases made under our employee stock purchase plan.
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
As of March 31, 2018, we had cash and cash equivalents of $154.9 million. We estimate our year end 2018 cash and cash equivalents to range between $112.0 million and $117.0 million based on our current 2018 business plan and planned capital expenditures.  This estimate includes continuation of our development programs for Zimura and the continuation of our collaborative gene therapy research programs as currently planned. We also had $133.5 million in total liabilities as of March 31, 2018, of which $125.0 million related to the Novo Agreement, which we are required to show as a liability on our balance sheets under generally accepted accounting principles but which does not correspond to any contractual repayment obligation.

We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from additional sponsored research or the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the scope of any additional collaborative research programs, the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as delays in enrollment or with the availability of drug supply or if we further expand the scope or size of our clinical trials or collaborative research programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing or process development, or if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.

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
Prior Licensing and Commercialization Agreement with Novartis Pharma AG
In May 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement. Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk API supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF agent to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory.
In July 2017, we and Novartis entered into a letter agreement to streamline the process and timeline for evaluating data from the OPH1004 trial once it became available. The letter agreement provides Novartis with a fully paid-up, royalty-free license to use data from the Lucentis monotherapy arms of our Phase 2b OPH1001 trial and Phase 3 OPH1002 and OPH1003 trials in the Novartis Territory in connection with the development, manufacturing and commercialization of Novartis-controlled anti-VEGF products. The Lucentis study data license shall continue until the fifth anniversary of the letter agreement. On October 23, 2017, following the failure of the Phase 3 Fovista program and pursuant to the terms of the Letter Agreement, Novartis elected to terminate the Novartis Agreement with immediate effect.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$2,450	$1,648	$802	$—	$—
Operating Leases (2)	581	537	44	—	—
Severance and Other Employee Benefits (3)	631	631	—	—	—
Total (4)	$3,662	$2,816	$846	$—	$—

(1)
The table above includes our contracted obligations under our sponsored research agreements. We have engaged academic research collaborators to conduct research that has potential to create or enhance technologies to assist our development and commercialization of new products or processes.

(2)
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

(4)
This table does not include (a) any royalty payments, sublicense fees or milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above and (d) our royalty purchase liability of $125.0 million as of March 31, 2018, due to the fact that royalty payment obligations are not expected given our lack of plans for the future development of Fovista or any other anti-PDGF product that would fall under our royalty obligation.

In addition to the amounts set forth in the table above, we may be required, under various agreements, to pay royalties and sublicense fees and make milestone payments. These agreements include the following:

•
Under a license agreement with Archemix, for each anti-C5 aptamer product that we may develop under the agreement, including Zimura, we are obligated to make additional payments to Archemix of up to an aggregate of $57.5 million if we achieve specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $24.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 agreement, we are also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if we achieve specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under the C5 agreement. We are not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 agreement.

We also have letter agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur. For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2018 annual meeting of stockholders, as filed with the SEC on April 17, 2018.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $154.9 million as of March 31, 2018, consisting of cash and investments in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2018, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings
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

On March 9, 2017, a second putative class action lawsuit was filed against us and the same group of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. The complaint purports to be brought on behalf of shareholders who purchased our common stock between May 11, 2015 and December 9, 2016. The allegations made in the complaint are similar to those made in the Micholle complaint. Putative lead plaintiffs in the Micholle action moved to consolidate the Micholle and Wasson actions. These cases were consolidated on March 13, 2018. The deadline for lead plaintiff to file an amended complaint is June 4, 2018. We intend to file a motion to dismiss on or before July 19, 2018.

On February 7, 2018, a shareholder derivative action was filed against the members of our Board of Directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that defendants breached their fiduciary duties to our company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on our behalf, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws, attorneys’ fees, and other costs. We intend to file a motion to dismiss on or before May 14, 2018.

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

We have only very limited data from small, uncontrolled clinical trials regarding the safety and efficacy of Zimura as a monotherapy for the treatment of GA or in combination with anti-VEGF agents for the treatment of wet AMD or IPCV, and we have no human clinical data regarding the safety and efficacy of Zimura as a treatment for autosomal recessive Stargardt disease, referred to as STGD1, or non-infectious intermediate and posterior uveitis. Our prior Zimura trials were not powered to demonstrate the efficacy of Zimura therapy with statistical significance. We determined the size of the OPH2003 trial in GA based on our best estimates of the size of trial required to demonstrate a potential clinical benefit for Zimura. This estimate incorporates our assumptions regarding the potential performance of Zimura in this indication based in part on available third-party clinical data and our statistical analysis of this data. In addition, we determined the size of the OPH2005 trial in STGD1 based on the number of patients with STGD1 that we believe could potentially be enrolled within a reasonable period of time. This number may be increased or decreased in light of the actual enrollment rate during the trial.  As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we plan to enroll in this trial.  Given the information above, these trials could be underpowered to demonstrate a potential clinical benefit for Zimura in these indications.

With respect to business development efforts and pipeline expansion activities, our research collaboration with the University of Massachusetts Medical School, or UMMS, is for very early stage technology which may never translate into clinical development programs. We may be unable to secure additional collaborations, partnerships or in-licensing or acquisition opportunities.

We may continue to reassess and make changes to our existing development programs and pipeline expansion strategy. Our future plans for our Zimura development program may be affected by the results of competitors’ clinical trials of complement inhibitors or other product candidates that may compete with ours. Our plans for our business development efforts and pipeline expansion activities may be affected by the results of competitors' ongoing research and development efforts. We may modify, expand or terminate some or all of our development programs, clinical trials or collaborative research programs at any time as a result of new competitive information or as the result of changes to our product pipeline or business development strategy.

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
We are a clinical-stage company. The relatively early stage of our business may make it difficult for our stockholders to assess our viability as a potential commercial-stage company in the future.
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

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, which we entered into in May 2013, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014, and funds we received under the Fovista Licensing and Commercialization Agreement with Novartis Pharma, AG, which we refer to as the Novartis Agreement, which we entered into in May 2014 and which was terminated by Novartis in October 2017. As of March 31, 2018, we had an accumulated deficit of $497.8 million. Our net loss was $13.1 million for the three months ended March 31, 2018 and we expect to continue to incur significant operating losses for the foreseeable future.

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
Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. Our ability to generate revenues from product sales is dependent on our obtaining marketing approval for and commercializing our product candidates or any product candidates we may in-license or acquire. We may be unsuccessful in our efforts to develop and commercialize product candidates or in our efforts to in-license or acquire additional product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. See “—Risks Related to Product Development and Commercialization” for a further discussion of the risks we face in successfully developing and commercializing our product candidates and achieving profitability.
We may require substantial, additional funding in order to complete the activities necessary to commercialize one or more of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
As of March 31, 2018, we had cash and cash equivalents of $154.9 million. We estimate our year end 2018 cash and cash equivalents to range between $112.0 million and $117.0 million based on our current 2018 business plan and planned capital expenditures.  This estimate includes continuation of our development programs for Zimura and the continuation of our collaborative gene therapy research programs as currently planned. We also had $133.5 million in total liabilities as of March 31, 2018, of which $125.0 million related to the Novo Agreement, which we are required to show as a liability on our balance sheets under generally accepted accounting principles but which does not correspond to any contractual repayment obligation.

We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from additional sponsored research or the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the scope of any additional collaborative research programs, the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as delays in enrollment or with the availability of drug supply, or if we further expand the scope or size of our clinical trials or collaborative research programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing or process development, or if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.
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
We and certain of our current and former executive officers have been named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The members of our Board of Directors have also been named as defendants in a shareholder derivative action initiated on February 7, 2018, which generally alleges that defendants breached their fiduciary duties to our company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to the boards of companies of comparable market capitalization and size. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. The defendants deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our Board of Directors’ attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional similar lawsuits might be filed.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, United States President Donald J. Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
Given that we have limited data regarding the effect of Zimura in GA, we determined the size of the OPH2003 trial in GA based on our best estimates of the size of trial required to demonstrate a potential clinical benefit for Zimura. This estimate incorporates our assumptions regarding the potential performance of Zimura in this indication based in part on available third-party clinical data and our statistical analysis of this data. In addition, we determined the size of the OPH2005 trial in STGD1 based on the number of patients with STGD1 that we believe could potentially be enrolled within a reasonable period of time. This number may be increased or decreased in light of the actual enrollment rate during the trial.  As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we plan to enroll in this trial.  Given the information above, these trials could be underpowered to demonstrate a potential clinical benefit for Zimura in these indications.
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
Our experience manufacturing Zimura is limited. In addition, we have no experience manufacturing gene therapy product candidates. Manufacturing issues, including technical or quality issues or issues securing capacity, may arise that could cause delays in our development programs or increase costs. Furthermore, we may experience delays in regulatory approval of our product candidates if we do not satisfy applicable manufacturing regulatory requirements.
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
We currently rely upon a single third-party manufacturer, Agilent Technologies, to supply us with the chemically synthesized API for Zimura and a different, single third-party manufacturer, Ajinomoto Althea, to provide fill/finish services for Zimura. In order to obtain and maintain regulatory approval for Zimura, our third-party manufacturers will be required to consistently produce the API used in Zimura in commercial quantities and of specified quality and to execute fill/finish services on a repeated basis and document their ability to do so. If the third-party manufacturers are unable to satisfy this requirement, our business would be materially and adversely affected. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process.
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
Gene therapy drug products are complex and difficult to manufacture. A number of factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our control.
We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. There may also be long lead times to purchase manufacturing materials, including for GMP compliant material needed for clinical trials. It is often the case that early stage research is conducted with materials that are not manufactured using GMP techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. Therefore, to the extent that we in-license or acquire a new gene therapy product candidate, we may need to devote significant time and financial resources to establishing manufacturing processes that are sufficient for clinical supplies. In addition, because early stage, pilot manufacturing is often done on a small scale, we may face challenges scaling up any early stage manufacturing to the scale necessary to support supply for clinical trials. If we are not able to establish gene therapy manufacturing or related processes, our development plans may be delayed or stalled and our business may be materially harmed.
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

For each of our Zimura trials where patients will receive multiple intravitreal injections on the same day, either Zimura in combination with an anti-VEGF agent or multiple Zimura injections, we have provided for a delay in the second intravitreal injection to minimize the risk of an unacceptable increase in intraocular pressure as a result of the volume of the multiple injections. If Zimura receives marketing approval for a particular indication and the approved label requires a waiting period, the potential market opportunity for Zimura may be limited to the extent that physicians and patients find such a waiting period unacceptable.
In addition, the potential market opportunity for any product candidate is difficult to estimate precisely. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our expectations of the safety and effectiveness of the relevant product candidate, our industry knowledge, industry publications, market response to products approved and marketed for wet AMD or orphan retinal diseases, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions and any of these assumptions could prove to be inaccurate, and the actual market for such product candidates could be smaller than our estimates of our potential market opportunity.
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
Competitive considerations for Dry AMD and GA:

•
There are a number of products in preclinical research and clinical development by third parties to treat dry AMD, including several that are in development for GA secondary to dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include inflammation suppression, such as complement system inhibitors and corticosteroids, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. Based on publicly available information, we are aware that Apellis Pharmaceuticals, Inc., Novartis AG and MorphoSys AG, Hemera Biosciences, Inc., Achillion Pharmaceuticals, Inc. and Catalyst Biosciences, Inc. each have complement inhibitors in development, the most advanced of which we believe is Apellis's pegylated, synthetic peptide targeting complement factor C3. Apellis announced positive Phase 2 results for its product candidate and has announced plans to initiate a Phase 3 program during 2018. If Apellis's Phase 3 program for its complement factor C3 product candidate is successful, it is likely that Apellis may obtain marketing approval for its product candidate in advance of when we could reasonably expect marketing approval for Zimura in GA, if at all. Moreover, based on publicly available information, we are aware that several other companies have announced development programs for the treatment of dry AMD targeting different mechanisms of action outside of the complement system.

Competitive considerations for wet AMD:

•
There are a number of products in preclinical research and clinical development by third parties to treat wet AMD. Based on publicly available information, we are aware that multiple mechanisms of action are in clinical or pre-clinical development for wet AMD, including angiopoietin-2 inhibitors, tyrosine kinase inhibitors, integrin inhibitors, novel VEGF inhibitors and complement inhibitors, as well as a few remaining PDGF inhibitors. Within the complement system, we are aware that Apellis is planning a Phase 1b/2 clinical trial with their C3 inhibitor in combination with anti-VEGF therapy. Moreover, based on publicly available information, we are aware that several companies and research organizations are pursuing treatments targeting other molecular targets, potential gene therapy treatments and stem cell transplant treatments for the treatment of wet AMD. In addition, other companies are undertaking efforts to develop technologies to allow for topical dosing of therapeutic agents such as anti-VEGF agents or integrin inhibitors through eye-drops or to allow for a less frequent intravitreal dosing schedule than currently used for standard of care anti-VEGF agents.

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

Competitive considerations for Stargardt disease:

•
There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. Based on publicly available information, we are aware that Sanofi, Acucela Inc., Alkeus Pharmaceuticals, Inc., Vision Medicines, Inc., Lin BioScience, Inc., Nightstar Therapeutics plc and ProQR Therapeutics N.V. each have development programs in Stargardt disease. In addition, several academic organizations have early programs in Stargardt disease. Four of these programs, Acucela, Alkeus, Vision Medicines and Lin BioScience, are exploring the use of oral therapeutics, while Sanofi, with technology provided by Oxford BioMedica plc, and Nightstar are each using a gene therapy approach and ProQR is using an RNA interference approach. Acucela’s, Alkeus’s and Sanofi’s product candidates are each in Phase 2 development.

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
Even if we are able to commercialize any of the product candidates that we may develop, the product may become subject to unfavorable pricing regulations, pricing dynamics, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Health care reform, including increasing scrutiny of drug prices, is an issue of intense political focus, particularly in the United States. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals or in ways that could alter the mechanism by which pharmaceutical prices are negotiated or otherwise determined. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control or negotiation even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or any commercialization partner’s commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval and are widely accepted and prescribed or used by physicians.
In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. The pricing for products intended to treat orphan diseases in particular may be perceived as too high to be justified. The perceived high cost for pharmaceutical products to treat orphan diseases may attract increased political and public scrutiny. Moreover, if we obtain marketing approval for a product candidate, such as Zimura, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA secondary to dry AMD, or in a monotherapy indication, such as GA secondary to dry AMD and a combination therapy indication such as wet AMD, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.
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
We have in the past and expect in the future to rely upon third parties, such as CROs, clinical data management organizations, biostatisticians, academic research collaborators, medical institutions (including reading centers) and clinical investigators, in conducting our pre-clinical testing and clinical trials for our product candidates. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.
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
We contract with third parties for the manufacture of our Zimura for clinical trials and expect to continue to do so in connection with its potential commercialization and for materials for development activities and commercialization of any other product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of Zimura and have limited personnel with manufacturing experience. We currently rely upon and expect to continue to rely upon third-party contract manufacturers to manufacture preclinical and clinical supplies of product candidates we are developing or may develop and commercial supplies of products if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of the product candidates that we are developing or may develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure or differing priorities on the part of our existing or future manufacturers could delay clinical development or marketing approval.
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
If any of our third-party manufacturers fail to fulfill our purchase orders, or if any of these manufacturers should become unavailable to us for any reason, including as a result of capacity constraints, differing priorities, financial difficulties or insolvency, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We could also incur additional costs and delays in identifying or qualifying a replacement manufacturer for fill/finish services if our existing third-party fill/finish provider should become unavailable for any reason. We may be unable to establish agreements with such replacement manufacturers or fill/finish providers or to do so on acceptable terms.
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
We depend on licenses and sublicenses for development and commercialization rights to Zimura. We may enter into similar arrangements with respect to future product candidates. Termination of these rights or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.
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
Our commercial success depends upon our ability and the ability of any future collaboration and commercialization partners to develop, manufacture, market and sell our product candidates and products and use our proprietary technologies without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. New patent applications in the field of biotechnology and pharmaceuticals, and gene therapies in particular, are being filed at a rapid pace.
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
In the ordinary course of our business, we and our third-party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial participants, business partners and employees. In particular, we rely on contract research organizations and other third parties to store and manage information from our clinical trials. The secure maintenance of this sensitive information is critical to our business and reputation.

Despite the implementation of security measures, our internal computer systems and those of our third-party contractors are vulnerable to compromise, damage, loss or exfiltration from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks, phishing scams and other attempts to gain unauthorized access to systems and information, including through social engineering. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our third-party contractors.

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

A data security breach could also lead to public or unauthorized exposure of personal information of our clinical trial patients, our employees or others. Cyber-attacks and the measures we implement to prevent, detect, and respond to them could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, expose us to contractual damages and/or regulatory liability, require us to make certain breach notifications, divert the attention of our management and key information technology resources, harm our reputation and deter patients, clinical investigators or other business partners from participating in our clinical trials or otherwise working with us. Any loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

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
For example, following our announcement of initial, top-line results from the first two of our pivotal Fovista trials for the treatment of wet AMD, the closing price of our common stock declined from $38.77 on December 9, 2016 to $5.29 on December 12, 2016 and declined further thereafter. The closing price of our common stock was $2.62 on May 8, 2018. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. We and certain of our current and former executive officers have been named as defendants in purported class action lawsuits following our announcement of the initial, top-line results. See “Part II, Item 1—Legal Proceedings” and “—Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.
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

Item 5.    Other Information
None.
PART IV
Item 6.    Exhibits and Financial Statement Schedules
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.
(2) Financial Statement Schedules
No financial statement schedules have been filed as part of this Quarterly Report on Form 10-Q because they are not applicable, not required or because the information is otherwise included in our financial statements or notes thereto.

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

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2018 (unaudited) and December 31, 2017, (ii) Statements of Operations (unaudited) for the three month periods ended March 31, 2018 and 2017, (iii) Statements of Cash Flows (unaudited) for three month periods ended March 31, 2018 and 2017 and (iv) Notes to Financial Statements (unaudited).

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

OPHTHOTECH CORPORATION

Date: May 9, 2018	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)