Form 10-Q
period 2018-06-30
Ophthotech Corp.
filed 2018-08-01
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of July 31, 2018 there were 36,198,436 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the potential benefits of our business plan and strategy to develop Zimura® (avacincaptad pegol) in age-related retinal diseases and autosomal recessive Stargardt disease, to develop our gene therapy product candidate for rhodopsin-mediated autosomal dominant retinitis pigmentosa and to potentially further expand our product pipeline, including through collaborative gene therapy research programs;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ophthotech Corporation
Unaudited Balance Sheets
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$145,991	$166,972
Prepaid expenses and other current assets	1,919	3,146
Income tax receivable	—	1,387
Total current assets	147,910	171,505
Property and equipment, net	424	518
Deferred tax assets	3,296	3,529
Other assets	31	24
Total assets	$151,661	$175,576
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$5,137	$4,984
Accounts payable and accrued expenses	3,994	7,551
Total current liabilities	9,131	12,535
Royalty purchase liability	125,000	125,000
Total liabilities	134,131	137,535
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 36,188,161 and 36,110,298 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	36	36
Additional paid-in capital	528,530	522,759
Accumulated deficit	(511,036)	(484,754)
Total stockholders' equity	17,530	38,041
Total liabilities and stockholders' equity	$151,661	$175,576

The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
Unaudited Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$—	$1,661	$—	$3,323
Operating expenses:
Research and development	8,516	15,657	16,202	47,636
General and administrative	6,332	8,552	11,977	21,711
Total operating expenses	14,848	24,209	28,179	69,347
Loss from operations	(14,848)	(22,548)	(28,179)	(66,024)
Interest income	602	344	1,075	722
Other expense	—	(1)	(16)	(22)
Loss before income tax provision (benefit)	(14,246)	(22,205)	(27,120)	(65,324)
Income tax provision (benefit)	(1,037)	(1)	(838)	2
Net loss	$(13,209)	$(22,204)	$(26,282)	$(65,326)
Net loss per common share:
Basic and diluted	$(0.37)	$(0.62)	$(0.73)	$(1.82)
Weighted average common shares outstanding:
Basic and diluted	36,188	35,858	36,171	35,831

The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
Unaudited Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(13,209)	(22,204)	$(26,282)	$(65,326)
Other comprehensive loss:
Unrealized gain on available for sale securities, net of tax	—	36	—	26
Other comprehensive income	—	36	—	26
Comprehensive loss	$(13,209)	$(22,168)	$(26,282)	$(65,300)

The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
Unaudited Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	(26,282)	$(65,326)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	94	1,393
Amortization of premium and discounts on investment securities	—	137
Deferred income taxes	233	(8)
Share-based compensation	5,744	11,052
Changes in operating assets and liabilities:
Due from Novartis Pharma AG	—	2,857
Income tax receivable	1,387	(52)
Prepaid expense and other current assets	1,227	392
Accrued interest receivable	—	275
Other assets	(7)	416
Accrued research and development expenses	153	(34,553)
Accounts payable and accrued expenses	(3,557)	(5,764)
Deferred revenue	—	(3,323)
Net cash used in operating activities	(21,008)	(92,504)
Investing Activities
Purchase of marketable securities	—	(12,014)
Maturities of marketable securities	—	111,459
Net cash provided by investing activities	—	99,445
Financing Activities
Proceeds from employee stock plan purchases and stock option exercises	27	46
Net cash provided by financing activities	27	46
Net change in cash and cash equivalents	(20,981)	6,987
Cash and cash equivalents
Beginning of period	166,972	133,930
End of period	$145,991	$140,917
Supplemental disclosure of cash paid
Income tax refunds received	$2,467	$—
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized loss on available for sale securities, net of tax	$—	$26

   The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Business
Description of Business and Organization
Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a science-driven biopharmaceutical company specializing in the development of novel therapies to treat ophthalmic diseases, with a focus on age-related and orphan retinal diseases. The Company's multi-track strategy is to leverage its clinical experience and retina expertise to develop therapies for large market, age-related retinal diseases, where unmet medical needs remain for these patients, and for orphan eye diseases with a focus on underserved patients, and to utilize a disciplined business development approach to obtain additional products, product candidates and technologies in these disease areas. The Company is developing Zimura® (avacincaptad pegol), its complement C5 inhibitor, for dry and wet forms of age-related macular degeneration ("AMD"), which is a disorder of the central portion of the retina, known as the macula, that may result in loss of central vision, and autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited retinal disease that also may result in loss of central and peripheral vision. In June 2018, the Company in-licensed the rights to a preclinical gene therapy product candidate for the treatment of rhodopsin-mediated autosomal dominant retinitis pigmentosa ("RHO-adRP"). The Company is actively engaged in extensive business development efforts to identify, evaluate and potentially obtain rights to and develop additional therapeutic and gene therapy product candidates that would complement its strategic goals and leverage its competitive advantages. The Company believes that its strategy will provide multiple potential opportunities to bring ophthalmic therapies to market.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on March 5, 2018.
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
As of June 30, 2018, the Company had cash and cash equivalents of approximately $146.0 million.

Available for Sale Securities
The Company considers securities with original maturities of greater than 90 days when purchased to be available for sale securities. Available for sale securities with original maturities of greater than one year are recorded as non-current assets. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. The Company did not hold any available for sale securities at June 30, 2018 or December 31, 2017.
Revenue Recognition
Collaboration Revenue
Prior to 2018, the Company's revenue resulted from payments received under its May 2014 licensing and commercialization agreement (the “Novartis Agreement”) with Novartis Pharma AG ("Novartis"), as modified by the July 2017 letter agreement entered into by the Company and Novartis in relation to the Novartis Agreement (the "Letter Agreement"). See "Note 5—Licensing and Commercialization Agreements" below for a description of these agreements. The Company used the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. The Company completed the deliverables under the Novartis Agreement and the Letter Agreement during the third quarter of 2017. On October 23, 2017, following the failure of the Phase 3 Fovista program and pursuant to the terms of the Letter Agreement, Novartis elected to terminate the Novartis Agreement with immediate effect.
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
Concentration of Suppliers
The Company currently relies exclusively upon a single third-party manufacturer to provide supplies of the active pharmaceutical ingredient, or API, for Zimura on a purchase order basis. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply it with the proprietary polyethylene glycol ("PEG") reagent used to manufacture Zimura on a purchase order basis. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura.  The Company is in the process of establishing manufacturing capabilities with a third-party contract manufacturer for its RHO-adRP gene therapy product candidate and does not currently have any contractual commitments for the supply of such product candidate. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.

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
Property and Equipment
Property and equipment, which consists mainly of manufacturing and clinical equipment, furniture and fixtures, computers, software, other office equipment, and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset.
Research and Development
Research and development expenses primarily consist of costs associated with the manufacturing, development and clinical testing of Zimura and, historically, Fovista, as well as costs associated with the preclinical development of other product candidates, formulations and technologies, including costs associated with the preclinical development of the Company's RHO-adRP gene therapy product candidate, including related sponsored research with the University of Pennsylvania, and costs associated with the Company's ongoing gene therapy research collaboration with the University of Massachusetts Medical School ("UMMS"). Research and development expenses consist of:

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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected common stock price volatility	85%	82%	83%	81%
Risk-free interest rate	2.83%-2.83%	1.82%-1.95%	2.39%-2.83%	1.82%-2.38%
Expected term of options (years)	5.3	5.7	5.6	6.1
Expected dividend yield	—	—	—	—
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

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,106	$2,897	$2,546	$7,047
General and administrative	1,556	2,091	3,198	4,005
Total	$2,662	$4,988	$5,744	$11,052

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
In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of certain specific cash flow issues in the Statement of Cash Flows. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. During the three months ended March 31, 2018, the Company adopted this guidance. The adoption did not have a material impact on the Company's financial statements.

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

In June 2018 the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(13,209)	$(22,204)	$(26,282)	$(65,326)
Weighted average common shares outstanding - basic and dilutive	36,188	35,858	36,171	35,831
Net loss per common share - basic and diluted	$(0.37)	$(0.62)	$(0.73)	$(1.82)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options outstanding	4,818	3,805	4,818	3,805
Restricted stock units	199	535	199	535
Total	5,017	4,340	5,017	4,340

4. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of approximately $146.0 million and $167.0 million, respectively. Cash and cash equivalents included cash of $10.5 million at June 30, 2018 and $9.5 million at December 31, 2017. Cash and cash equivalents at June 30, 2018 included $135.5 million of investments in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less. Cash and cash equivalents at December 31, 2017, included $157.4 million of investments in money market funds.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at June 30, 2018 or at December 31, 2017, respectively. During the year ended December 31, 2017, the Company's investments matured and were reinvested in money market funds.
The Company believes that its existing cash and cash equivalents as of June 30, 2018 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months.

5. Licensing and Commercialization Agreements
Gene Therapy Agreements with the University of Florida and the University of Pennsylvania
On June 6, 2018, the Company entered into an exclusive global license agreement (the "RHO-adRP License Agreement") with the University of Florida Research Foundation ("UFRF") and the University of Pennsylvania ("Penn," and together with UFRF, the "Licensors"). Under the agreement, the Company was granted a worldwide, exclusive license under specified patent rights and a worldwide, non-exclusive license under specified know-how, including specified preclinical data, to manufacture, develop and commercialize certain adeno-associated virus, or AAV, gene therapy products for the treatment of rhodopsin-mediated diseases. Included in the RHO-adRP License Agreement are patent rights covering a novel AAV gene therapy product candidate intended to treat rhodopsin-mediated autosomal dominant retinitis pigmentosa (the "RHO-adRP Licensed Product").
During June 2018, the Company paid a $0.5 million upfront license issuance fee in connection with entry into the agreement, which was recorded as a research and development expense, as well as accrued patent prosecution expenses of approximately $30 thousand, which was recorded as general and administrative expense. Under the agreement, the Company agreed to pay an annual license maintenance fee in the low double-digit thousands of dollars, which will be payable on an annual basis until the first commercial sale of a licensed product. In addition, the Company has agreed to reimburse UFRF for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.
The Company has further agreed to pay UFRF, on behalf of both Licensors, up to an aggregate of $23.5 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to a licensed product and up to an aggregate of an additional $70.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product.
The Company is also obligated to pay UFRF, on behalf of both Licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. Beginning on the earlier of (i) the calendar year following the first commercial sale of a licensed product and (ii) the first business day of 2031, the Company is also obligated to pay certain minimum royalties, not to exceed an amount in the low hundreds of thousands of dollars on an annual basis, which minimum royalties are creditable against the Company's royalty obligation with respect to net sales of licensed products due in the year the minimum royalty is paid. In addition, if the Company or its affiliate sublicenses any of the licensed patent rights to a third party, the Company will be obligated to pay UFRF, on behalf of both Licensors, a low double-digit percentage of the consideration received in exchange for such sublicense. If the Company receives a rare pediatric disease priority review voucher from the U.S. Food and Drug Administration in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate or sells such priority review voucher, the Company will be obligated to make certain payments to UFRF, on behalf of both Licensors.
Unless earlier terminated by the Company, the RHO-adRP License Agreement will expire upon the expiration of the Company’s obligation to pay royalties to UFRF on net sales of licensed products. The Company may terminate the agreement at any time for any reason upon prior written notice. Penn or UFRF may terminate the RHO-adRP License Agreement in the event of certain breaches by the Company or in the event of certain insolvency events regarding the Company.
In addition to the exclusive license agreement, the Company and Penn also agreed to a Master-Sponsored Research Agreement (the "MSA"), facilitated by the Penn Center for Innovation. Under the MSA, the Company and Penn plan to conduct preclinical studies for the RHO-adRP Licensed Product, as well as a natural history study for RHO-adRP patients.
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

Below is a summary of the components of the Company's collaboration revenue for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
License revenue	$—	$—	$—	$—
Research and development activity revenue	—	1,658	—	3,316
API transfer revenue	—	—	—	—
Joint operating committee revenue	—	3	—	7
Total collaboration revenue	$—	$1,661	$—	$3,323

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

The Company's collaboration revenue for the three and six months ended June 30, 2017 related to the research and development activities performed by the Company during the period under the Novartis Agreement. All activities under the Novartis agreement were completed during the third quarter of 2017 prior to the adoption of ASC 606.

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
The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represents the full funding available under the Novo Agreement, and has been recorded as a liability on the Company's Balance Sheet as of June 30, 2018, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the

Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. If the Company were to make royalty payments under the Novo Agreement, it would reduce the liability balance at such time. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates.
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

Under the TCJA, the Corporate Alternative Minimum Tax ("AMT") was repealed. The Company's previously recorded AMT credits of approximately $3.5 million are now refundable over a four-year period beginning in 2018, and the previously recorded valuation allowance for these AMT credits was reversed during the fourth quarter of 2017. During the six months ended June 30, 2018, the Company reduced its estimate of refundable AMT credits to approximately $3.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. As a result of the TCJA’s reduction in the corporate tax rate from 35% to 21% the value of the Company’s deferred tax assets, and related valuation allowance, were reduced by a provisional amount of approximately $54.6 million during the year ended December 31, 2017. The Company does not have any offshore earnings from which to record the mandatory transition tax enacted under the TCJA. Given the significant complexity of the TCJA, anticipated guidance from the US Treasury and the Internal Revenue Service about implementing the TCJA, and the potential for additional guidance from the SEC or the FASB related to the TCJA, the deferred taxes provisional amounts may be adjusted during the measurement period. These provisional amounts were based on the Company’s present interpretations of the TCJA and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including potential new interpretative guidance) and further analyses are completed.

For the three and six months ended June 30, 2018, the Company recorded a $1.0 million and $0.8 million benefit for income taxes, respectively. The benefit for income taxes recorded during the three months ended June 30, 2018 was to reflect the settlement of a local tax audit. The income tax benefit for the six months ended June 30, 2018 includes the provision for income taxes recorded by the Company for the three months ended March 31, 2018 to reflect the impact of sequestration on the Company's estimate of refundable AMT credits. For the three and six months ended June 30, 2017, the Company recorded a de minimis income tax benefit and provision for income taxes, respectively.

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

The Company reviews investments on a periodic basis for other than temporary impairments. This review is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in the period that may have a significant adverse effect on the fair value of the investment. The Company uses the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company classifies its investment-grade corporate debt securities within the fair value hierarchy as Level 2 assets, as it primarily utilizes quoted market prices or rates for similar instruments to value these securities.
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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$111,489	$—	$—
Investments in investment-grade corporate debt securities*	$—	$24,004	$—
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$162,457	$—	$—

*	Investments in money market funds and investment-grade corporate debt securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2018.
The Company's available for sale securities are reported at fair value on the Company's Balance Sheets. The Company held no available for sale securities at June 30, 2018 or at December 31, 2017. Unrealized gains (losses) are reported within accumulated other comprehensive loss in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive loss associated with the unrealized loss on available for sale securities for the three and six m onths ended June 30, 2018 and June 30, 2017 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$—	$(222)	$—	$(212)
Current period changes in fair value before reclassifications, net of tax	—	36	—	26
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—
Total other comprehensive income (loss)	—	36	—	26
Ending balance	$—	$(186)	$—	$(186)

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
Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 6,898,000 additional shares to the 2013 Plan, including for 2018, an increase of approximately 1,444,000 shares, or 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2018. As of June 30, 2018, the Company had approximately 2,419,000 shares available for grant under the 2013 Plan.

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

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of June 30, 2018 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2017	5,284	$19.58
Granted	129	$2.78
Forfeited	(595)	$37.35
Outstanding, June 30, 2018	4,818	$16.94

Options exercisable at June 30, 2018	2,099
Weighted average grant date fair value (per share) of options granted during the period	$1.94

As of June 30, 2018, there were outstanding, net of estimated forfeitures, options to purchase approximately 4,519,000 shares, which options had vested or are expected to vest. The weighted-average exercise price of these options was $17.56 per share; the weighted-average remaining contractual life of these options was 7.8 years; and the aggregate intrinsic value of these options was approximately $0.1 million. A summary of the stock options outstanding and exercisable as of June 30, 2018 is as follows (in thousands except exercise prices and weighted average exercise price):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Shares Underlying Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares for which Options are Exercisable	Weighted Average Exercise Price
$0.12-$10.03	3,078	8.9	$3.64	577	$5.19
$10.04-$20.00	133	5.0	$13.68	133	$13.68
$20.01-$30.00	114	5.4	$24.69	114	$24.69
$30.01-$40.00	731	5.0	$33.00	731	$33.00
$40.01-$55.00	522	7.1	$46.49	378	$46.29
$55.01-$73.22	240	7.6	$72.33	166	$71.94
	4,818	7.9	$16.94	2,099	$29.15

Aggregate Intrinsic Value	$73			$71
Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three months ended June 30, 2018 and 2017, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash proceeds from options exercised	$—	$15	$—	$46
Aggregate intrinsic value of options exercised	$—	$6	$—	$43
In connection with stock option awards granted to employees, the Company recognized approximately $1.8 million and $3.6 million in share-based compensation expense during the three months ended June 30, 2018 and 2017, respectively, net of expected forfeitures. In connection with stock option awards granted to employees, the Company recognized approximately $3.9 million and $8.0 million in share-based compensation expense during the six months ended June 30, 2018 and 2017, respectively, net of expected forfeitures. As of June 30, 2018, there were approximately $11.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 2.2 years.
In connection with stock option awards granted to consultants, the Company recognized a de minimis amount of share-based compensation expense and approximately $0.1 million in share-based compensation expense during the three months ended June 30, 2018 and 2017, respectively, net of expected forfeitures. In connection with stock option awards granted to consultants, the Company recognized approximately $0.1 million and $0.2 million in share-based compensation expense during the six months ended June 30, 2018 and 2017, respectively, net of expected forfeitures. As of June 30, 2018, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.6 years.
The following table presents a summary of the Company's outstanding RSU awards granted as of June 30, 2018 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	327	$51.08
Vested	(65)	$46.80
Forfeited	(63)	$46.42
Outstanding, June 30, 2018	199	$53.71

As of June 30, 2018, there were approximately 110,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $50.80 per share; and the aggregate intrinsic value of these RSUs was approximately $0.3 million.

In connection with RSUs granted to employees, the Company recognized approximately $0.8 million and $1.3 million in share-based compensation expense during the three months ended June 30, 2018 and 2017, respectively, net of expected forfeitures. In connection with RSUs granted to employees, the Company recognized approximately $1.7 million and $2.6 million in share-based compensation expense during the six months ended June 30, 2018 and 2017, respectively, net of expected forfeitures. As of June 30, 2018, there was approximately $3.9 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 1.6 years. The total grant date fair value of the RSUs that vested during the three months ended June 30, 2018 was $1.1 million.

In connection with RSUs granted to consultants, the Company recognized a de minimis amount of share-based compensation expense during the three months ended June 30, 2018 and 2017, respectively, net of expected forfeitures. In connection with RSUs granted to consultants, the Company recognized a de minimis amount of share-based compensation expense and approximately $0.1 million in share-based compensation expense during the six months ended June 30, 2018 and 2017, respectively, net of expected forfeitures. As of June 30, 2018, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.3 years.

In connection with the ESPP made available to employees, the Company recognized a de minimis amount of share-based compensation expense during the three months ended June 30, 2018 and 2017, respectively, net of expected forfeitures. As of June 30, 2018, there was a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.2 years. There were 12,229 shares of common stock issued under the ESPP during the six months ended June 30, 2018. Cash proceeds from ESPP purchases were $27 thousand during the six months ended June 30, 2018. There were 4,746 shares of common stock issued under the ESPP plan during the six months ended June 30, 2017. There were no shares issued or cash proceeds from ESPP purchases during the three months ended June 30, 2018 and 2017. As of June 30, 2018, there were 971,413 shares available for future purchases under the ESPP.

10. Property and Equipment
Property and equipment as of June 30, 2018 and December 31, 2017 were as follows:

	Useful Life (Years)	June 30, 2018	December 31, 2017
Manufacturing and clinical equipment	7 - 10	$412	$412
Computer, software and other office equipment	5	933	933
		1,345	1,345
Accumulated depreciation		(921)	(827)
Property and equipment, net		$424	$518

For the three and six months ended June 30, 2018, depreciation expense was $44 thousand and $94 thousand, respectively. For the three and six ended June 30, 2017, depreciation expense was $0.6 million and $1.4 million, respectively.
11. Commitments and Contingencies
Archemix Corp.

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

University of Florida and the University of Pennsylvania

Under the RHO-adRP License Agreement with the Company is obligated to make payments to UFRF, on behalf of both Licensors, of up to an aggregate of $23.5 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to a licensed product and up to an aggregate of an additional $70.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product. The Company is also obligated to pay UFRF, on behalf of both Licensors, a low single-digit percentage of net sales of licensed products. The Company is also obligated to pay UFRF, on behalf of both Licensors, a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of the licensed patent rights to a third party. Further, if the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate, the Company will be obligated to pay UFRF, on behalf of both Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UFRF, on behalf of both Licensors, a low double-digit percentage of any consideration received from such third party in connection with such sale.

Employment Contracts

The Company also has letter agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by the Company without cause, occur.

Contract Service Providers

In addition, in the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of the Company’s research and development and manufacturing activities. Expenditures to CROs, CMOs and academic research institutions represent significant costs in clinical development. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time.

Legal Proceedings

On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company filed a motion to dismiss the CAC on July 27, 2018.

On February 7, 2018, a shareholder derivative action was filed against the members of the Company’s Board of Directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that defendants breached their fiduciary duties to the Company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages, on behalf of the Company, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. The Company filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, plaintiff filed an amended complaint. The Company filed a renewed motion to dismiss this case on June 25, 2018. On July 25, 2018, the parties filed a stipulation adjourning the deadline for plaintiff to file an opposition to the Company's motion to dismiss while the parties engage in settlement negotiations, and requiring the parties to provide the court with a status report on or before October 5, 2018.

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

In January 2017, the Company issued a notice of termination under the Lease Agreement, dated as of September 30, 2007, between the Company and One Penn Plaza LLC, as previously supplemented and amended (as so supplemented and amended, the “Lease”) for office space at One Penn Plaza in New York, New York.  The termination of the Lease triggered an early termination payment by the Company of approximately $0.9 million. On November 1, 2017, the Company and One Penn Plaza LLC executed a further amendment to the Lease extending the term of the Lease to the end of 2018, and on June 29, 2018, the Company and One Penn Plaza LLC executed a further amendment to the Lease extending the term of the Lease to June 2020. Payments under the further lease amendments do not constitute restructuring charges.

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

In connection with the Company's restructuring activities, the Company recognized severance, stock compensation, other employee costs and lease termination costs, all of which have been reported in the Company’s Statements of Operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$—	$1,048	$—	$5,883
General and administrative	—	708	—	4,649
Total	$—	$1,756	$—	$10,532

As of June 30, 2018, the Company's accrual balance for severance and benefit costs was $0.4 million which was recorded in "Accounts payable and accrued expenses" in the Company's Balance Sheet. The severance and other employee cost accruals as of June 30, 2018 are expected to be paid through to December of 2018.

The following is a reconciliation of the severance-related accrual activity for the six months ended June 30, 2018:

Accrued Severance and Other Employee Costs
Beginning Balance	$2,529
Accrued restructuring expenses	—
Payments	(2,082)
Ending Balance	$447

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
Overview
We are a science-driven biopharmaceutical company specializing in the development of novel therapies to treat ophthalmic diseases, with a focus on age-related and orphan retinal diseases. Our multi-track strategy is to leverage our clinical experience and retina expertise to develop therapies for large market, age-related retinal diseases, where unmet medical needs remain for these patients, and for orphan eye diseases with a focus on underserved patients, and to utilize a disciplined business development approach to obtain additional products, product candidates and technologies in these disease areas. We believe that there are advantages to pursuing drug development for orphan indications, including the potential for regulatory exclusivity, the potential for clinical trials with smaller sample sizes and the potential for accelerated development timelines. Our team has significant ophthalmic drug development experience and deep relationships with global ophthalmology thought leaders. We have an extensive network of ophthalmic clinical trial sites, having worked with over 250 sites worldwide. We believe that the combination of these factors, together with our experience in designing and executing investigational new drug, or IND, -enabling studies and clinical trials for eye diseases, and specifically back of the eye diseases, provide us a competitive advantage.
We are developing Zimura® (avacincaptad pegol), our complement C5 inhibitor, for dry and wet forms of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina, known as the macula, that may result in loss of central vision, and autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited retinal disease that also may result in loss of central and peripheral vision. In connection with our Stargardt clinical trial, which we recently initiated, we have expanded our network of thought leaders and clinical trial sites for orphan ophthalmic indications to include leading research university hospitals around the world, where patients with orphan retinal diseases are often referred. We are also developing our preclinical adeno-associated virus, or AAV, gene therapy product candidate for rhodopsin-mediated autosomal dominant retinitis pigmentosa, or RHO-adRP, which is an orphan monogenic disease that is characterized by progressive and severe loss of vision leading to blindness. Additionally, we have an ongoing gene therapy research collaboration with the University of Massachusetts Medical School to develop new AAV gene therapy product candidates and technologies for ophthalmic gene therapy applications.
We are actively engaged in extensive business development efforts to identify, evaluate and potentially obtain rights to and develop additional therapeutic and gene therapy product candidates that would complement our strategic goals and leverage our competitive advantages. We believe that our strategy will provide multiple potential opportunities to bring ophthalmic therapies to market.
Zimura
Based on our Zimura development experience to date, as well as scientific literature in the field, we believe there is a strong rationale to pursue the development of our C5 complement inhibitor, Zimura, in multiple ophthalmic diseases. Zimura is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or an amino acid sequence that bind molecular targets with high selectivity and specificity.  We have multiple clinical development programs for Zimura ongoing. Our ongoing clinical trials for Zimura, all of which are designed to obtain data to guide potential future development efforts, include the following:

•
OPH2003 (geographic atrophy (GA) secondary to dry AMD): an ongoing, randomized, double–masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura monotherapy in patients with geographic atrophy, or GA, secondary to dry AMD. GA, the end stage of dry AMD, is a disease characterized by retinal cell death and degeneration of retinal tissue. We expect to complete patient recruitment for this clinical trial during the third quarter of 2018.

•
OPH2007 (wet AMD): an ongoing, randomized, dose-ranging, open-label, multi-center Phase 2a clinical trial of Zimura in combination with the anti-vascular endothelial growth factor, or anti-VEGF, agent Lucentis® (ranibizumab) for the treatment of wet AMD in patients who have not previously been treated with anti-VEGF agents, referred to as treatment-naïve patients. Wet AMD is characterized by the presence and growth of abnormal new blood vessels under and through the retina. We completed patient recruitment for this trial in April 2018 with a total enrollment of 64 patients.

•
OPH2005 (autosomal recessive Stargardt disease (STGD1)): an ongoing, randomized, double-masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura monotherapy for the treatment of autosomal recessive Stargardt disease, referred to as STGD1.

•
OPH2006 (IPCV): an ongoing, randomized, dose-ranging, open-label Phase 2a clinical trial of Zimura in combination with the anti-VEGF agent Eylea® (aflibercept) for the treatment of idiopathic polypoidal choroidal vasculopathy, or IPCV, in patients who have not responded to Eylea monotherapy. IPCV is an age-related retinal disease involving the choroidal vasculature characterized by the presence of polypoidal lesions, which leads to vision loss. We are at a very early stage of site initiation and patient recruitment for this trial and may re-evaluate our plans for this trial following receipt of top-line data from our OPH2007 trial of Zimura in combination with Lucentis in wet AMD in late 2018.

Gene Therapy Programs
In February 2018, we announced that an element of our strategy will include initiating collaborative gene therapy programs focused on discovering and developing novel gene therapy technologies to treat retinal diseases. We intend to investigate promising gene therapy product candidates through collaborations with companies and academic and research institutions in the United States and internationally.
RHO-adRP Gene Therapy Product Candidate
In June 2018, we entered into an exclusive global license agreement with the University of Florida Research Foundation, Incorporated, or UFRF, and the Trustees of the University of Pennsylvania, or Penn, for rights to develop and commercialize a novel adeno-associated virus, or AAV, gene therapy product candidate for the treatment of RHO-adRP. The construct for the RHO-adRP product candidate combines a transgene expressing a highly-efficient, novel short hairpin RNA, or shRNA, designed to target and "knock down" endogenous rhodopsin in a mutation-independent manner, with a transgene expressing a replacement human rhodopsin protein made resistant to RNA interference, in a single AAV 2/5 vector. This construct was tested in a naturally-occurring canine model of RHO-adRP by investigators at Penn. We believe results from these experiments further confirm the potential therapeutic benefit of a similar "knock down" and replacement approach that was tested in mice by investigators at the University of Florida, the results of which were previously published in Human Gene Therapy in 2012.

In addition to the exclusive license agreement, we also entered into a master sponsored research agreement with Penn, facilitated by the Penn Center for Innovation, in June 2018 pursuant to which we, together with Penn, plan to conduct additional preclinical studies of the RHO-adRP product candidate, as well as a natural history study for RHO-adRP patients.

In parallel with the sponsored research, we are commencing IND-enabling activities for the RHO-adRP product candidate, including manufacturing for preclinical toxicology studies. Based on current timelines and subject to regulatory review, we expect to initiate a Phase 1/2 clinical trial during 2020.

We estimate that there are approximately 11,000 individuals in the United States and the five major European markets with RHO-adRP. There is currently no U.S. Food and Drug Administration, or FDA, or European Medicines Agency, or EMA, approved therapy to treat this orphan inherited retinal disease.

UMMS Research Collaboration
In February 2018, we entered into a series of sponsored research agreements with the University of Massachusetts Medical School, or UMMS, and its Horae Gene Therapy Center to utilize novel gene delivery methods and UMMS's "minigene" therapy approach to target retinal diseases. AAV vectors are generally limited as a delivery vehicle by the size of their genetic cargo, which is restricted to approximately 4,700 base pairs of genetic code. The use of "minigenes" as a novel therapeutic strategy seeks to deliver a shortened but still functional form of a larger gene packaged into a standard-size AAV delivery vector. The "minigene" strategy may offer an innovative solution for diseases that would otherwise be difficult to address through conventional AAV gene replacement therapy where the size of the gene of interest exceeds the transgene packaging capacity of conventional AAV vectors. Furthermore, one of the differentiating advantages of the "minigene" approach is that it could potentially provide a treatment that is independent of a patient's specific mutation. The scope of the UMMS collaboration addresses Leber Congenital Amaurosis type 10, or LCA10, which is the most common type of LCA and is caused by mutations in the CEP290 gene, and STGD1, which is caused by mutations in the ABCA4 gene. LCA10 and STGD1 are both orphan inherited degenerative retinal diseases that lead to vision loss without any FDA or EMA approved treatment. As a condition of each sponsored research agreement, UMMS has granted us an option to obtain an exclusive license to any patents or patent applications that result from the sponsored research.
The following table summarizes the current status of our ongoing research and development programs:

Indication	Research/ Pre-clinical	Phase 1	Phase 2	Phase 3	Status
Zimura	OPH2003: GA secondary to Dry AMD (monotherapy)					• Phase 2b ongoing • Initial top-line data expected 2H 2019
Zimura	OPH2007: Wet AMD (in combo with anti-VEGF)					• Phase 2a ongoing • Initial top-line data expected late 2018
Zimura	OPH2005: STGD1 (monotherapy)					• Phase 2b ongoing* • Initial top-line data expected 2020
Zimura	OPH2006: IPCV (in combo with anti-VEGF)					• Phase 2a ongoing
Gene Therapy	RHO-adRP AAV product candidate					• UPenn sponsored research ongoing • IND-enabling studies planned for 2019 • Phase 1/2 expected to initiate in 2020
Gene Therapy	Novel Gene Delivery Methods					• UMMS sponsored research ongoing
Gene Therapy	LCA10 "minigene" (CEP290 mutation)					• UMMS sponsored research ongoing
Gene Therapy	STGD1 "minigene" (ABCA4 mutation)					• UMMS sponsored research ongoing

* First Zimura trial for this indication

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
Fovista Wind-down
In December 2016 and August 2017, we received initial top-line data from our three pivotal clinical trials, referred to as OPH1002, OPH1003 and OPH1004, evaluating the anti-platelet derived growth factor, or anti-PDGF, aptamer Fovista® (pegpleranib) administered in combination with anti-VEGF agents for the treatment of wet AMD, indicating that these trials failed to achieve their pre-specified primary endpoints. We have terminated these trials, as well as several other smaller Fovista trials in wet AMD, which we have referred to as the Fovista Expansion Studies. The National Eye Institute and an academic preclinical program are evaluating various uses of Fovista for the treatment of retinal capillary hemangiomas associated with the orphan disease Von-Hippel-Lindau Syndrome, and for the treatment of retinoblastoma, a rare cancer of the eye in children, respectively. We have completed our commitments to these two programs, which primarily involved providing Fovista drug product and drug substance that we had on hand for use in the studies.

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

Financial matters
As of June 30, 2018, we had cash and cash equivalents of $146.0 million. We estimate our year end 2018 cash and cash equivalents to range between $112.0 million and $117.0 million based on our current 2018 business plan and planned capital expenditures.  This estimate includes continuation of our development programs for Zimura and our RHO-adRP gene therapy product candidate and the continuation of our collaborative gene therapy research programs as currently planned.
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
Research and Development Expenses
Research and development expenses primarily consist of costs associated with the development and clinical testing and manufacturing of Zimura and, historically, Fovista, as well as costs associated with the preclinical development of other product candidates, formulations and technologies, including costs associated with the preclinical development of our RHO-adRP gene therapy product candidate, including a related sponsored research with Penn, and costs associated with the our ongoing gene therapy research collaboration with UMMS. Our research and development expenses consist of:

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Zimura	$3,761	$2,644	$7,736	$8,276
RHO-adRP	914	—	914	—
Other gene therapy research	490	—	490	—
Fovista	35	6,382	64	16,822
Personnel-related	1,395	3,348	3,276	14,300
Share-based compensation	1,106	2,897	2,546	7,047
Other	815	386	1,176	1,191
	$8,516	$15,657	$16,202	$47,636
We expect to continue to incur significant research and development expenses as we pursue the development of Zimura and our RHO-adRP gene therapy product candidate as currently planned. We also expect to incur research and development expenses in connection with our gene therapy research programs in collaboration with UMMS. Further, we expect very limited research and development expenses related to Fovista in the future, as we have terminated our Fovista development programs and have no plans for the future development of Fovista. As we pursue our ongoing and planned Zimura and RHO-adRP development programs and our collaborative gene therapy research programs, or as we commence any new development efforts in relation to additional product candidates we may in-license or acquire as we pursue our business plan, we expect that our overall research and development expenses will begin to increase from the current level of expenditure.

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

The future development of our product candidates is highly uncertain. We expect the clinical development for our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete clinical development, to complete process development and manufacturing scale-up and validation activities or to potentially seek marketing approval with respect to our product candidates.

The successful development of our product candidates is subject to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities, including manufacturing activities;

•	the potential benefits of our product candidates over other therapies;

•	clinical trial results;

•	the terms and timing of regulatory approvals;

•	our ability to market, commercialize and achieve market acceptance for any of our product candidates; and

•	our ability to successfully file, prosecute, defend and enforce patent claims and other intellectual property rights, together with associated expenses.

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
We anticipate that our general and administrative expenses will decrease in future periods as compared to 2017 levels as a result of a reduction in personnel to focus on our revised business plan, which we expect will involve a total expected workforce of approximately 32 employees.  We substantially completed the reduction in personnel during 2017 as part of implementing our revised business plan. The expected decreases in our general and administrative expenses as compared to 2017 levels may be partially offset by expenses related to business development activities.
Interest Income
We currently have invested our cash and cash equivalents in money market funds and investment-grade corporate debt securities, which generate a nominal amount of interest income.
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
Below is a summary of the components of our collaboration revenue for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
License revenue	$—	$—	$—	$—
Research and development activity revenue	—	1,658	—	3,316
API transfer revenue	—	—	—	—
Joint operating committee revenue	—	3	—	7
Total collaboration revenue	$—	$1,661	$—	$3,323

Royalty Purchase Liability

The proceeds from the financing we received under our Fovista royalty financing agreement with Novo A/S, or the Novo Agreement, have been recorded as a liability on our Balance Sheet in accordance with ASC 730, Research and Development. We are not required to reimburse or otherwise compensate Novo A/S through any means other than the agreed royalty entitlement. Although there is no explicit repayment obligation contained in the Novo Agreement, because there was a significant related party relationship between us and Novo A/S at the time the Novo Agreement was entered into, we are treating our obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S, and thus have recorded the proceeds as a liability on our Balance Sheet. In the event that we make royalty payments to Novo A/S, we will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, we will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

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

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected common stock price volatility	85%	82%	83%	81%
Risk-free interest rate	2.83%-2.83%	1.82%-1.95%	2.39%-2.83%	1.82%-2.38%
Expected term of options (years)	5.3	5.7	5.6	6.1
Expected dividend yield	—	—	—	—
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
Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $2.6 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $5.7 million and $11.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had $15.1 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.0 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.
For the three and six months ended June 30, 2018 and 2017, we allocated share-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,106	$2,897	$2,546	$7,047
General and administrative	1,556	2,091	3,198	4,005
Total	$2,662	$4,988	$5,744	$11,052
Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the TCJA, was enacted reducing the corporate tax rate from 35% to 21% effective for tax years beginning on or after January 1, 2018. As a result of the passage of the TCJA, the value of our deferred tax assets and related valuation allowance was reduced by a provisional amount of approximately $54.6 million. Additionally, under the TCJA, the Corporate Alternative Minimum Tax, or AMT, was repealed. Accordingly, our previously recorded AMT credits of approximately $3.5 million are now refundable over a four-year period beginning in 2018 and the previously recorded valuation allowance for these AMT credits was reversed as a result of the TCJA during the fourth quarter of 2017. During the six months ended June 30, 2018, we reduced our estimate of refundable AMT credits to $3.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended.

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

Results of Operations
Comparison of Three Month Periods Ended June 30, 2018 and 2017

	Three months ended June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Collaboration revenue	$—	$1,661	$(1,661)
Operating expenses:
Research and development	8,516	15,657	(7,141)
General and administrative	6,332	8,552	(2,220)
Total operating expenses	14,848	24,209	(9,361)
Loss from operations	(14,848)	(22,548)	(7,700)
Interest income	602	344	258
Other expense	—	(1)	(1)
Loss before income tax benefit	(14,246)	(22,205)	(7,959)
Income tax benefit	(1,037)	(1)	1,036
Net loss	$(13,209)	$(22,204)	$(8,995)
Collaboration Revenue
We did not recognize any collaboration revenue for the three months ended June 30, 2018, a decrease of $1.7 million compared to $1.7 million for the three months ended June 30, 2017. Collaboration revenue for the three months ended June 30, 2018 decreased as we completed all deliverables required under the Novartis Agreement during the year ended December 31, 2017.

Collaboration revenue for the three months ended June 30, 2017 was $1.7 million, which was allocated to research and development activities performed under the Novartis Agreement.
Research and Development Expenses
Our research and development expenses were $8.5 million for the three months ended June 30, 2018, a decrease of $7.1 million compared to $15.7 million for the three months ended June 30, 2017. The decrease in research and development expenses for the three months ended June 30, 2018 was primarily due to a $6.3 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical trials and our Fovista Expansion Studies and a $3.7 million decrease in personnel costs. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the termination of our Fovista Phase 3 clinical trials and the Fovista Expansion Studies. The decrease in personnel costs included a $1.8 million decrease in stock compensation costs and a $1.0 million decrease in other personnel costs as a result of our reduction in force completed during 2017. The decrease in research and development expenses was partially offset by a $1.1 million increase in costs associated with our Zimura program and a $1.4 million increase in costs resulting from the initiation of our gene therapy programs. The increased costs for our Zimura program related to clinical trial activities as a result of the start-up of our OPH2005 and OPH2007 trials and the advancement of our OPH2003 trial, offset by lower costs related to the timing of Zimura manufacturing activities.
General and Administrative Expenses
Our general and administrative expenses were $6.3 million for the three months ended June 30, 2018, a decrease of $2.2 million, compared to $8.6 million for the three months ended June 30, 2017. The decrease in general and administrative expenses for the three months ended June 30, 2018 was primarily due to a decrease in costs to support our operations and infrastructure as a result of our reduction in personnel and the termination of facilities leases completed during 2017. General and administrative expenses for the three months ended June 30, 2017 included approximately $0.7 million in costs related to our previously announced reduction in personnel and the termination of facilities leases.
Interest Income
Interest income for the three months ended June 30, 2018 was $0.6 million compared to interest income of $0.3 million for the three months ended June 30, 2017. The increase in interest income was the result of a change in the mix of our investment portfolio, which previously only included investments in money market funds and now includes investment in certain investment-grade corporate debt securities with original maturities of 90 days or less partially offset by a decrease in cash balances available for investment.
Income Tax Provision
We recorded an income tax benefit of $1.0 million for the three months ended June 30, 2018. The income tax benefit recorded for the three months ended June 30, 2018 was primarily to reflect a settlement of a local tax audit. For the three months ended June 30, 2017, we recorded a de minimis benefit for income taxes.

Comparison of Six Month Periods Ended June 30, 2018 and 2017

	Six months ended June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Collaboration revenue	$—	$3,323	$(3,323)
Operating expenses:
Research and development	16,202	47,636	(31,434)
General and administrative	11,977	21,711	(9,734)
Total operating expenses	28,179	69,347	(41,168)
Loss from operations	(28,179)	(66,024)	(37,845)
Interest income	1,075	722	353
Other expense	(16)	(22)	(6)
Loss before income tax provision (benefit)	(27,120)	(65,324)	(38,204)
Income tax provision (benefit)	(838)	2	(840)
Net loss	$(26,282)	$(65,326)	$(39,044)
Collaboration Revenue
We recognized no collaboration revenue for the six months ended June 30, 2018, a decrease of $3.3 million compared to $3.3 million for the six months ended June 30, 2017. Collaboration revenue for the six months ended June 30, 2018 decreased as we completed all deliverables required under the Novartis Agreement during the year ended December 31, 2017.
Collaboration revenue for the six months ended June 30, 2017 was $3.3 million, which was allocated to research and development activities performed under the Novartis Agreement.
Research and Development Expenses
Our research and development expenses were $16.2 million for the six months ended June 30, 2018, a decrease of $31.4 million compared to $47.6 million for the six months ended June 30, 2017. The decrease in research and development expenses for the six months ended June 30, 2018 was primarily due to a $16.8 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical trials and our Fovista Expansion Studies, and a $15.5 million decrease in personnel costs. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the wind-down of Fovista Phase 3 clinical trials and the Fovista Expansion Studies. The decrease in our personnel costs included a $4.5 million decrease in stock compensation costs and a $5.9 million decrease in costs as a result of our reduction in force completed during 2017. Additionally, there was a $0.5 million decrease associated with our Zimura program. The decreased costs for our Zimura program included lower costs related to the timing of Zimura manufacturing activities offset by the increased costs related to clinical trial activities as a result of the start-up of our OPH2005 and OPH2007 trials and the advancement of our OPH2003 trial. The decrease in research and development expenses for the six months ended June 30, 2018 was partially offset by a $1.4 million increase in costs resulting from the initiation of our gene therapy programs.
General and Administrative Expenses
Our general and administrative expenses were $12.0 million for the six months ended June 30, 2018, a decrease of $9.7 million, compared to $21.7 million for the six months ended June 30, 2017. The decrease in general and administrative expenses for the six months ended June 30, 2018 was primarily due to a decrease in costs to support our operations and infrastructure as a result of our reduction in personnel and the termination of facilities leases completed during 2017. General and administrative expenses for the six months ended June 30, 2017 included approximately $4.6 million in costs related to our previously announced reduction in personnel and the termination of facilities leases.
Interest Income
Interest income for the six months ended June 30, 2018 was $1.1 million compared to interest income of $0.7 million for the six months ended June 30, 2017. The increase in interest income was the result of a change in the mix of our investment portfolio, which previously only included investments in money market funds and now includes investment in certain investment-grade corporate debt securities with original maturities of 90 days or less offset by a decrease in cash balances available for investment.
Income Tax Provision
We recorded an income tax benefit of $0.8 million and a de minimis income tax provision for the six months ended June 30, 2018 and 2017, respectively. The income tax benefit recorded for the six months ended June 30, 2018 was primarily to reflect a settlement of a local tax audit offset by a reduction in the amount of deferred tax assets that we expect will be realized in the future.
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
Cash Flows
As of June 30, 2018, we had cash and cash equivalents totaling $146.0 million and no debt. We currently have invested our cash and cash equivalents in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(21,008)	$(92,504)
Investing Activities	—	99,445
Financing Activities	27	46
Net change in cash and cash equivalents	$(20,981)	$6,987
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2018 was $21.0 million and relates primarily to net cash used to fund our Zimura research and development activities and our general and administrative operations.
Net cash used in operating activities for the six months ended June 30, 2017 was $92.5 million and related primarily to net cash used for the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementation of a previously announced reduction in personnel and related costs, and cancellation fees related to manufacturing commitments, as well as continuation of our OPH1004 trial and general and administrative and corporate infrastructure expense.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
We had no net cash provided by investing activities for the six months ended June 30, 2018. Net cash provided by investing activities for the six months ended June 30, 2017 was $99.4 million and relates primarily to proceeds from the maturity of marketable securities totaling $111.5 million offset by purchases of marketable securities totaling $12.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $27 thousand for the six months ended June 30, 2018 and $46 thousand for the six months ended June 30, 2017 and related to the proceeds from stock option plan exercises and purchases made under our employee stock purchase plan.

Funding Requirements
Our product candidate Zimura is in clinical development and our RHO-adRP gene therapy product candidate is in preclinical development. We expect to continue to incur significant research and development expenses as we pursue the development of Zimura and our RHO-adRP gene therapy product candidate as currently planned. We could also incur additional research and development expenses if we conclude that there is a scientific rationale for potentially developing, or if we undertake the development of Zimura in additional indications, beyond those already in development, and as we evaluate and potentially in-license or acquire, and undertake development of additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix, with respect to Zimura, and UFRF and Penn with respect to our RHO-adRP gene therapy product candidate, that impose significant milestone payment obligations on us in connection with our achievement of specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to our RHO-adRP gene therapy product candidate. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional products, product candidates or technologies would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•	continue the clinical development of Zimura as currently planned or potentially in other indications if we believe there is a sufficient scientific rationale to pursue such development;

•	continue the preclinical and clinical development of our RHO-adRP gene therapy product candidate;

•	in-license or acquire the rights to, and pursue the development of, other products, product candidates or technologies;

•	pursue our collaborative gene therapy research programs;

•	maintain, expand and protect our intellectual property portfolio;

•
hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel, especially as we increase our internal gene therapy capabilities or if we are successful in acquiring or in-licensing rights to additional products, product candidates or technologies or progressing the clinical development of any of our product candidates;

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
As of June 30, 2018, we had cash and cash equivalents of $146.0 million. We estimate our year end 2018 cash and cash equivalents to range between $112.0 million and $117.0 million based on our current 2018 business plan and planned capital expenditures.  This estimate includes continuation of our development programs for Zimura and our RHO-adRP gene therapy product candidate and the continuation of our collaborative gene therapy research programs as currently planned. We also had $134.1 million in total liabilities as of June 30, 2018, of which $125.0 million related to the Novo Agreement, which we are required to show as a liability on our balance sheets under generally accepted accounting principles but which does not correspond to any contractual repayment obligation.

We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from additional sponsored research or the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the scope of any additional collaborative research programs, the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as delays in enrollment or with the availability of drug supply or if we further expand the scope or size of our clinical trials, preclinical development programs or collaborative research programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing or process development, or if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.
The future development of our product candidates is highly uncertain. We expect the clinical development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete clinical development, to complete process development and manufacturing scale-up and validation activities or to potentially seek marketing approval with respect to our product candidates.

Our future capital requirements, therefore, will depend on many factors, including:

•
the scope, costs and results of our ongoing Zimura clinical programs, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for Zimura in any indication;

•
the scope, costs and results of our efforts to develop our RHO-adRP gene therapy product candidate, including activities to establish manufacturing capabilities and preclinical testing to enable us to file an IND;

•
the extent to which we in-license or acquire rights to, and undertake research or development of products, product candidates or technologies, including any product candidate or other technologies we may evaluate as part of our collaborative gene therapy research programs;

•	the amount of any upfront, milestone payments and other financial obligations associated with the in-license or acquisition of other product candidates;

•	the scope, progress, results and costs of preclinical development and/or clinical trials for any other product candidates that we may develop;

•	the costs and timing of process development, manufacturing scale-up and validation activities and ongoing stability studies associated with our product candidates;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
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

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our collaborative research programs, the development of our product candidates or our future commercialization efforts.
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
Gene Therapy Agreements with the University of Florida and the University of Pennsylvania
RHO-adRP License Agreement
In June 2018, we entered into an exclusive global license agreement with UFRF and Penn, which we refer to as the RHO-adRP License Agreement. Under the RHO-adRP License Agreement, we were granted a worldwide, exclusive license under specified patent rights and a worldwide, non-exclusive license under specified know-how, including specified preclinical data, to manufacture, develop and commercialize certain AAV gene therapy products for the treatment of rhodopsin-mediated diseases. Included in the RHO-adRP License Agreement are patent rights covering a novel AAV gene therapy product candidate intended to treat RHO-adRP.
We have agreed to use commercially reasonable efforts to pursue an agreed-upon development plan with the intent to develop a licensed product for sale within at least the United States and two major European countries and, subject to obtaining marketing approval, to commercialize a licensed product in at least the United States and two major European countries. In addition, we have agreed to meet specified development and commercial milestones with respect to a licensed product by specified dates, as the same may be extended under the terms of the RHO-adRP License Agreement.
We may grant sublicenses of the licensed patent rights and know-how without the consent of the UFRF and Penn to certain affiliates and to biopharmaceutical companies that have a minimum market capitalization at the time such sublicense is granted and may otherwise grant sublicenses to the licensed patent rights and know-how with the consent of UFRF and Penn, not to be unreasonably withheld.
During June 2018, we paid a $0.5 million upfront license issuance fee in connection with entry into the agreement, which was recorded as a research and development expense, as well as accrued patent prosecution expenses of approximately $30 thousand, which was recorded as general and administrative expense. Under the agreement, we agreed to pay an annual license maintenance fee in the low double-digit thousands of dollars, which will be payable on an annual basis until the first commercial sale of a licensed product. In addition, we agreed to reimburse UFRF for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.
We further agreed to pay UFRF, on behalf of both licensors, up to an aggregate of $23.5 million if we achieve specified clinical, marketing approval and reimbursement approval milestones with respect to a licensed product and up to an aggregate of an additional $70.0 million if we achieve specified commercial sales milestones with respect to a licensed product.
We are also obligated to pay UFRF, on behalf of both licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any other royalty payments actually paid by us with respect to such licensed product in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to manufacture, develop and commercialize the licensed product in such country. Our obligation to pay such royalties will continue on a licensed product-by-licensed product and country-by-country basis until the latest of: (a) the expiration of the last-to-expire licensed patent rights covering a licensed product in the country of sale, (b) the expiration of regulatory exclusivity covering a licensed product in the country of sale and (c) ten (10) years from the first commercial sale of the applicable licensed product in the country of sale. Beginning on the earlier of (i) the calendar year following the first commercial sale of a licensed product and (ii) the first business day of 2031, we are also obligated to pay certain minimum royalties, not to exceed an amount in the low hundreds of thousands of dollars on an annual basis, which minimum royalties are creditable against our royalty obligation with respect to net sales of licensed products due in the year the minimum royalty is paid.
If we or an affiliate sublicenses any of the licensed patent rights to a third party, we will be obligated to pay UFRF, on behalf of both licensors, a low double-digit percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the sublicensed product at the time we or the applicable affiliate enters into the sublicense.
If we receive a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and we subsequently use such priority review voucher in connection with a different product candidate, we will be obligated to pay UFRF, on behalf of both licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product. In addition, if we sell such a priority review voucher to a third party, we will be obligated to pay UFRF, on behalf of both licensors, a low double-digit percentage of any consideration received from such third party in connection with such sale.
Unless earlier terminated by us, the RHO-adRP License Agreement will expire upon the expiration of our obligation to pay royalties to UFRF on net sales of licensed products. We may terminate the agreement at any time for any reason upon prior written notice. Penn or UFRF may terminate the agreement if we materially breach the agreement and do not cure such breach within a specified cure period, if we experience a specified insolvency event, if we cease to carry on the entirety of our business related to the licensed patent rights, if we cease for more than four consecutive quarters to make any payment of earned royalties on net sales of licensed products following the commencement of commercialization thereof, unless such cessation is based on safety concerns that we are actively attempting to address, or if we or an affiliate challenge or assist a third party in challenging the validity, scope, patentability, and/or enforceability of the licensed patent rights.
Following any termination of the agreement prior to expiration of the term of the agreement, all rights to the licensed patent rights and know-how granted to us will revert to Penn and UFRF.
Master Sponsored Research Agreement
In June 2018, we also entered into a Master Sponsored Research Agreement, or the Master SRA, with Penn. Under the Master SRA, Penn has agreed to perform, on a project basis, certain sponsored research and to provide the results of such research to us. The scope of each project and certain associated terms, including financial terms, will be specified in a statement of work for each project.
Under the Master SRA, Penn has granted us an exclusive first option to obtain, for no additional consideration and pursuant to the terms of the RHO-adRP License Agreement, an exclusive license to any patents or patent applications resulting from the sponsored research that is fully-funded by us and that relate to the patent rights licensed under the RHO-adRP License Agreement. In addition, under the Master SRA, Penn has granted us an exclusive first option to negotiate to acquire an exclusive license, on commercially reasonable terms, to any patents or patent applications resulting from the sponsored research that do not relate to the patent rights licensed under the RHO-adRP License Agreement.
The initial term of the Master SRA is three years from June 6, 2018, provided that in the event of a termination of the Master SRA, any statements of work in effect at the time of such termination shall continue in effect, subject to the terms of the Master SRA, until expiration or termination of the applicable statement of work. Either party may terminate the Master SRA or a statement of work if the other party breaches any of the terms or conditions of the Master SRA or statement of work, as applicable, and does not cure such breach within a specified cure period. In addition, either party may terminate an applicable statement of work if the services of the applicable principal investigator are no longer available to Penn and an acceptable substitute is not appointed within an agreed-upon period. The Master SRA contains indemnification and dispute resolution provisions that are customary for agreements of its kind.
In connection with entry into the Master SRA, we and Penn have entered into a series of statements of work pursuant to which Penn will conduct additional preclinical studies for our RHO-adRP gene therapy product candidate, as well as a natural history study for RHO-adRP patients. The total amount of funding for the sponsored research covered by these statements of work that we expect to commit to is in the low single-digit millions of dollars.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$3,247	$2,229	$1,018	$—	$—
Operating Leases (2)	1,894	870	1,024	—	—
Severance and Other Employee Benefits (3)	447	447	—	—	—
Total (4)	$5,588	$3,546	$2,042	$—	$—

(1)
The table above includes our contracted obligations under our sponsored research agreements. We have engaged academic research collaborators to conduct research that has potential to create or enhance technologies to assist our development and commercialization of new products or processes.

(2)
The table above includes our continuing rent obligations through June 2020. In June 2018, we and One Penn Plaza LLC entered into an amendment to the lease for office space at One Penn Plaza in New York, New York extending the term of our lease, which was scheduled to expire in December 2018, through the end of June 2020.

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

(4)
This table does not include (a) any royalty payments, sublicense fees or milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above and (d) our royalty purchase liability of $125.0 million as of June 30, 2018, due to the fact that royalty payment obligations are not expected given our lack of plans for the future development of Fovista or any other anti-PDGF product that would fall under our royalty obligation.

In addition to the amounts set forth in the table above, we may be required, under various agreements, to pay royalties and sublicense fees and make milestone payments. These agreements include the following:

•
Under a license agreement with Archemix, for each anti-C5 aptamer product that we may develop under the agreement, including Zimura, we are obligated to make payments to Archemix of up to an aggregate of $57.5 million if we achieve specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $24.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 agreement, we are also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if we achieve specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under the C5 agreement. We are not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 agreement.

•
Under the RHO-adRP License Agreement with UFRF and Penn we are obligated to make payments to UFRF, on behalf of both licensors, of up to an aggregate of $23.5 million if we achieve specified clinical, marketing approval and reimbursement approval milestones with respect to a licensed product and up to an aggregate of an additional $70.0 million if the we achieve specified commercial sales milestones with respect to a licensed product. We are obligated to pay UFRF, on behalf of both licensors, royalties at a low single-digit percentage of net sales of licensed products. We are also obligated to pay UFRF, on behalf of both licensors, a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of the licensed patent rights to a third party. Further, if we receive a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and we subsequently use such priority review voucher in connection with a different product candidate, we will be obligated to pay UFRF, on behalf of both licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product. In addition, if we sell such a priority review voucher to a third party, we will be obligated to pay UFRF, on behalf of both licensors, a low double-digit percentage of any consideration received from such third party in connection with such sale.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $146.0 million as of June 30, 2018, consisting of cash and investments in money market funds and certain investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2018, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against us and the same group of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, lead plaintiff filed a consolidated amended complaint, the CAC. The CAC purports to be brought on behalf of shareholders who purchased our common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. We filed a motion to dismiss the CAC on July 27, 2018.

On February 7, 2018, a shareholder derivative action was filed against the members of our Board of Directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that defendants breached their fiduciary duties to our company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws. We filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, plaintiff filed an amended complaint. We filed a renewed motion to dismiss this case on June 25, 2018. On July 25, 2018, the parties filed a stipulation adjourning the deadline for plaintiff to file an opposition to our motion to dismiss while the parties engage in settlement negotiations, and requiring the parties to provide the court with a status report on or before October 5, 2018.

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
In February 2018, we announced that an element of our strategy will include initiating gene therapy collaborations focused on discovering and developing novel gene therapy technologies to treat retinal diseases. In February 2018, we entered into our first gene therapy research collaboration in the form of a series of sponsored research agreements with the University of Massachusetts Medical School, or UMMS, and its Horae Gene Therapy Center to utilize their novel gene delivery technologies and "minigene" therapy approach to target retinal diseases. In June 2018, we announced that we had in-licensed the rights to an adeno-associated virus, or AAV, gene therapy product candidate for rhodopsin-mediated autosomal dominant retinitis pigmentosa, or RHO-adRP, from the University of Florida Research Foundation, Incorporated, or UFRF, and the Trustees of the University of Pennsylvania, or Penn. We may in the future enter into additional arrangements to investigate promising gene therapy product candidates through collaborations with companies and academic and research institutions in the United States and internationally. In addition, we continue to be actively engaged in extensive business development efforts to identify, evaluate and potentially obtain rights to and develop additional therapeutic and gene therapy product candidates that would complement our strategic goals and leverage our competitive advantages.
This business plan requires us to be successful in a number of challenging, uncertain and risky activities, including continuing to pursue the development of Zimura in indications for which we have limited or no human clinical data, pursuing preclinical and potentially clinical development of our first gene therapy product candidate for RHO-adRP, identifying further promising new assets for development that are available for acquisition or in-license and that fit our strategic focus and, if so identified, negotiating and executing an acquisition or in-license agreement for one or more of those programs on favorable terms, converting our ongoing early stage gene therapy research efforts into clinical development opportunities, building internal or outsourced gene therapy capabilities and designing and executing a preclinical and/or clinical development program for any newly acquired product candidates. We may not be successful at one or more of the activities required for us to execute this business plan. We are also continuing to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions. We cannot be sure when or if this process will result in any type of transaction. Even if we pursue a transaction, such transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term.

Our growth prospects and the future value of our company are dependent on the progress of our ongoing clinical development programs for Zimura and our preclinical and clinical development efforts for our RHO-adRP gene therapy product candidate, as well as on the outcome of our ongoing business development efforts and pipeline expansion activities, together with the amount of our remaining available cash. The development of our product candidates and the outcome of our ongoing business development efforts and pipeline expansion activities are highly uncertain.

We have only very limited data from small, uncontrolled clinical trials regarding the safety and efficacy of Zimura as a monotherapy for the treatment of GA or in combination with anti-VEGF agents for the treatment of wet AMD or IPCV, and we have no human clinical data regarding the safety and efficacy of Zimura as a treatment for autosomal recessive Stargardt disease, referred to as STGD1. Our prior Zimura trials were not powered to demonstrate the efficacy of Zimura therapy with statistical significance. We determined the size of the OPH2003 trial in GA based on our best estimates of the size of trial required to demonstrate a potential clinical benefit for Zimura. This estimate incorporates our assumptions regarding the potential performance of Zimura in this indication based in part on available third-party clinical data and our statistical analysis of this data. In addition, we determined the size of the OPH2005 trial in STGD1 based on the number of patients with STGD1 that we believe could potentially be enrolled within a reasonable period of time. This number may be increased or decreased in light of the actual enrollment rate during the trial.  As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we plan to enroll in this trial.  Given the information above, these trials could be underpowered to demonstrate a potential clinical benefit for Zimura in these indications.

Our gene therapy product candidate for RHO-adRP is in preclinical development with additional sponsored research ongoing. Our research collaboration with UMMS for novel gene delivery technologies and a minigene gene therapy for LCA10 and Stargardt disease is for very early stage technologies. The research efforts for these programs may not yield favorable results, and these opportunities may never translate into clinical development programs.

We may continue to reassess and make changes to our existing development programs and pipeline expansion strategy. Our future plans for our product candidates may be affected by the results of competitors’ clinical trials of product candidates that may compete with ours. Our plans for our business development efforts and pipeline expansion activities may be affected by the results of competitors' ongoing research and development efforts. We may modify, expand or terminate some or all of our development programs, clinical trials or collaborative research programs at any time as a result of new competitive information or as the result of changes to our product pipeline or business development strategy.

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
Our most advanced product candidate is in clinical development, and our other product candidate is in the early phases of preclinical development. The relatively early stage of our business may make it difficult for our stockholders to assess our viability as a potential commercial-stage company in the future.
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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may never be successful in developing or commercializing any of our product candidates. There is a high rate of program failure in early stage pharmaceutical research and development. Even if we have promising preclinical or clinical candidates, their development could fail at any time. Our failure could be due to lack of experience, delays in our research programs or applying the wrong criteria or experimental systems and procedures, or unanticipated scientific, safety or efficacy issues with our product candidates, with the possible result that none of our product candidates result the development of marketable products. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We have a history of significant operating losses. We expect to continue to incur losses until such time, if ever, that we successfully commercialize our product candidates and may never achieve or maintain profitability.

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, which we entered into in May 2013, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014, and funds we received under the Fovista Licensing and Commercialization Agreement with Novartis Pharma, AG, which we refer to as the Novartis Agreement, which we entered into in May 2014 and which was terminated by Novartis in October 2017. As of June 30, 2018, we had an accumulated deficit of $511.0 million. Our net loss was $26.3 million for the six months ended June 30, 2018 and we expect to continue to incur significant operating losses for the foreseeable future.

We have devoted substantially all of our financial resources and efforts to the research and development of Fovista and Zimura and preparations for the potential commercial launch of Fovista, including manufacturing scale-up activities. Although we are no longer pursuing the development of Fovista, we expect to continue to incur significant expenses and operating losses over the next few years as we continue the development of our product candidates and potentially add to our product portfolio through in-licensing or acquisition of additional product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year.
Our product candidate Zimura is in clinical development and our RHO-adRP gene therapy product candidate is in preclinical development. We expect to continue to incur significant research and development expenses as we pursue the development of Zimura and our RHO-adRP gene therapy product candidate as currently planned. We could also incur additional research and development expenses if we conclude that there is a scientific rationale for potentially developing, or if we undertake the development of Zimura in additional indications, beyond those already in development, and as we evaluate and potentially in-license or acquire, and undertake development of additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix, with respect to Zimura, and UFRF and Penn with respect to our RHO-adRP gene therapy product candidate, that impose significant milestone payment obligations on us in connection with our achievement of specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to our RHO-adRP gene therapy product candidate. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional products, product candidates or technologies would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•	continue the clinical development of Zimura as currently planned or potentially in other indications if we believe there is a sufficient scientific rationale to pursue such development;

•	continue the preclinical and clinical development of our RHO-adRP gene therapy product candidate;

•	in-license or acquire the rights to, and pursue the development of, other products, product candidates or technologies;

•	pursue our collaborative gene therapy research programs;

•	maintain, expand and protect our intellectual property portfolio;

•
hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel, especially as we increase our internal gene therapy capabilities or if we are successful in acquiring or in-licensing rights to additional products, product candidates or technologies or progressing the clinical development of any of our product candidates;

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
As of June 30, 2018, we had cash and cash equivalents of $146.0 million. We estimate our year end 2018 cash and cash equivalents to range between $112.0 million and $117.0 million based on our current 2018 business plan and planned capital expenditures.  This estimate includes continuation of our development programs for Zimura and our RHO-adRP gene therapy product candidate and the continuation of our collaborative gene therapy research programs as currently planned. We also had $134.1 million in total liabilities as of June 30, 2018, of which $125.0 million related to the Novo Agreement, which we are required to show as a liability on our balance sheets under generally accepted accounting principles but which does not correspond to any contractual repayment obligation.

We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from additional sponsored research or the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the scope of any additional collaborative research programs, the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as delays in enrollment or with the availability of drug supply or if we further expand the scope or size of our clinical trials, preclinical development programs or collaborative research programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing or process development, or if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.
The future development of our product candidates is highly uncertain. We expect the clinical development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete clinical development, to complete process development and manufacturing scale-up and validation activities or to potentially seek marketing approval with respect to our product candidates.

Our future capital requirements, therefore, will depend on many factors, including:

•
the scope, costs and results of our ongoing Zimura clinical programs, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for Zimura in any indication;

•
the scope, costs and results of our efforts to develop our RHO-adRP gene therapy product candidate, including activities to establish manufacturing capabilities and preclinical testing to enable us to file an IND;

•
the extent to which we in-license or acquire rights to, and undertake research or development of products, product candidates or technologies, including any product candidate or other technologies we may evaluate as part of our collaborative gene therapy research programs;

•	the amount of any upfront, milestone payments and other financial obligations associated with the in-license or acquisition of other product candidates;

•	the scope, progress, results and costs of preclinical development and/or clinical trials for any other product candidates that we may develop;

•	the costs and timing of process development, manufacturing scale-up and validation activities and ongoing stability studies associated with our product candidates;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
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
Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our collaborative research programs, the development of our product candidates or our future commercialization efforts.
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
We and certain of our current and former executive officers have been named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The members of our Board of Directors have also been named as defendants in a shareholder derivative action initiated on February 7, 2018, which generally alleges that defendants breached their fiduciary duties to our company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to the boards of companies of comparable market capitalization and size. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. The defendants deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our Board of Directors’ attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional similar lawsuits might be filed.
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
The long-term success of our company, and our ability to become profitable as a biopharmaceutical company will require us to be successful in a range of challenging activities, including:

•
designing, conducting and successfully completing preclinical research and development activities, including preclinical efficacy and IND-enabling studies, for our product candidates or product candidates we are interested in in-licensing or acquiring, including product candidates we may evaluate as part of our collaborative gene therapy research programs;

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
Drug development is a highly uncertain undertaking. Our research and development efforts may be delayed for any number of reasons, in which case potential marketing approval or commercialization of our product candidates could be delayed or prevented.
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well IND-enabling toxicology studies. Early stage research, such as the research we are sponsoring with UMMS, may never yield a product candidate for preclinical or clinical development. Early stage research experiments and preclinical studies may fail at any point for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans. Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during drug development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In particular, clinical trials of our product candidates may produce inconclusive or negative results, such as the results we observed in our pivotal Phase 3 Fovista program for the treatment of wet AMD.
We have limited data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of GA or administered in combination with anti-VEGF drugs for the treatment of wet AMD or IPCV and no data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of STGD1.
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
Furthermore, our current and planned Zimura clinical trials are evaluating or will evaluate Zimura dosing regimens that we have not studied before, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates."
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
In addition, we have no prior gene therapy development experience. For a further discussion of the risks associated with our new gene therapy research and development efforts, see the risk factor herein entitled "We have only limited experience in gene therapy research and no experience in gene therapy clinical development. Our lack of experience may limit our ability to be successful or may delay our development efforts."
Our clinical development programs may fail to produce positive safety or efficacy data that support the use of these product candidates in the indications we are pursuing.
Additional research and development risks include the following:

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

•
as there are no therapies approved for either GA, Stargardt disease or RHO-adRP in either the United States or the European Union, the regulatory pathway for product candidates in these indications, including the selection of the primary efficacy endpoint for a pivotal clinical trial, is highly uncertain;

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

We have only limited experience in gene therapy research and no experience in gene therapy clinical development. Our lack of experience may limit our ability to be successful or may delay our development efforts.
Gene therapy is an emerging field of drug development with only one gene replacement therapy having received FDA approval to date. Our RHO-adRP gene therapy product candidate, as well as the novel gene delivery technologies and "minigene" therapy approaches we are evaluating in our collaboration with UMMS, are in particularly early-stages of research and development. Even with promising preclinical efficacy data for a new gene therapy product candidate, there will remain several areas of drug development risk, including translational science, manufacturing materials and processes, safety concerns, regulatory pathway, clinical trial design and the approach to ocular gene therapy administration through either sub-retinal surgery or intravitreal delivery, which will likely pose particular uncertainty given the relatively limited development history for gene therapies. Although we believe gene therapy is a promising area for ophthalmic drug development, we do not have any internal gene therapy research or manufacturing capabilities or development experience. In entering this new area, we will need to build significant technical capabilities, including translational, manufacturing, process development, and other capabilities. We will either need to hire internally for these capabilities or establish them through outside service providers.  We believe that gene therapy is an area of significant investment by biotechnology and pharmaceutical companies and that there may be a scarcity of talent available to us in these areas. If we are not able to establish our own internal or outsourced gene therapy capabilities, we may not be able to develop our RHO-adRP product candidate or other promising product candidates that emerge from our collaborative gene therapy research programs, which would limit our prospects for future growth.
If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates.
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
In particular, we have limited data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of GA or administered in combination with anti–VEGF drugs for the treatment of wet AMD or IPCV and no data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of STGD1. We have no human data regarding our RHO-adRP gene therapy product candidate.
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
In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Subretinal injection, which is a method often used to administer ocular gene therapies, is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate and apart from the gene therapy vectors, including the risk of retinal detachment. In order to avoid accelerating damage to a subject's retina, subretinal injection for RHO-adRP patients must be conducted under extremely low light levels using infrared technology, further complicating the surgical procedure. In the event that we progress our RHO-adRP gene therapy product candidate or any other gene therapy product candidate we may in-license or acquire into clinical development, we may experience delays or other challenges for our development programs as a result of safety issues.
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
We have not yet established manufacturing capabilities for our RHO-adRP gene therapy product candidate or any other gene therapies we may investigate. Gene therapy drug products are complex and difficult to manufacture. A number of factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our control.
We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. There may also be long lead times to purchase manufacturing materials, including for GMP compliant material needed for clinical trials. It is often the case that early stage research is conducted with materials that are not manufactured using GMP techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. In order to progress the development of our RHO-adRP gene therapy product candidate or any other gene therapy product candidate we may in-license or acquire, we will need to devote significant time and financial resources to establishing manufacturing processes that are sufficient for IND-enabling preclinical toxicology studies as well as clinical supplies. In addition, because early stage, pilot manufacturing is often done on a small scale, we may face challenges scaling up any early stage manufacturing to the scale necessary to support supply for clinical trials. If we are not able to establish gene therapy manufacturing or related processes, our development plans may be delayed or stalled and our business may be materially harmed.
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

For each of our Zimura trials where patients will receive multiple intravitreal injections on the same day, either Zimura in combination with an anti-VEGF agent or multiple Zimura injections, we have provided for a delay in the second intravitreal injection to minimize the risk of an unacceptable increase in intraocular pressure as a result of the volume of the multiple injections. In addition, certain of the Zimura dosing regimens we are evaluating require injections more frequently than once per month. If Zimura receives marketing approval for a particular indication and the approved label requires a waiting period between injections administered on the same day or a dosing regimen that requires multiple office visits per month, the potential market opportunity for Zimura may be limited to the extent that physicians and patients find such a waiting period or dosing regimen unacceptable.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as generic and biosimilar companies, worldwide. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of GA, wet AMD, Stargardt disease, or other disease indications for which we may develop Zimura. There are a number of pharmaceutical and biotechnology companies that are currently the development of product candidates for the treatment of RHO-adRP, for which we are developing a novel AAV gene therapy product candidate. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. We also will face similar competition with respect to any other products or product candidates that we may seek to develop or commercialize in the future. In particular, many companies are pursuing gene therapy approaches for age-related and orphan retinal diseases.
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

Competitive considerations for wet AMD:

•
There are a number of products in preclinical research and clinical development by third parties to treat wet AMD. Based on publicly available information, we are aware that multiple mechanisms of action are in clinical or preclinical development for wet AMD, including angiopoietin-2 inhibitors, tyrosine kinase inhibitors, integrin inhibitors, novel VEGF inhibitors and complement inhibitors, as well as a few remaining PDGF inhibitors. Within the complement system, we are aware that Apellis is planning a Phase 1b/2 clinical trial with their C3 inhibitor in combination with anti-VEGF therapy. Allergan recently announced positive top-line results for two Phase 3 trials of its and Molecular Partners AG's anti-VEGF abicipar pegol for treatment-naïve patients with wet AMD, and an additional open-label trial is underway with results expected during the first half of 2019. Based on publicly available data, Novartis also remains on track to file for marketing approval of its anti-VEGF brolucizumab by the end of 2018.

•
Moreover, based on publicly available information, we are aware that several other companies and research organizations are pursuing treatments targeting other molecular targets, potential gene therapy treatments and stem cell transplant treatments for the treatment of wet AMD. In addition, other companies are undertaking efforts to develop technologies to allow for topical dosing of therapeutic agents such as anti-VEGF agents or integrin inhibitors through eye-drops or to allow for a less frequent intravitreal dosing schedule than currently used for standard of care anti-VEGF agents.

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

Competitive considerations for RHO-adRP:

•
There are a number of products in preclinical research by third parties to treat RHO-adRP. Based on publicly available information, we are aware that Telethon Foundation and Columbia University each have early stage gene therapy development programs in RHO-adRP. In addition, Spark Therapeutics previously pursued the development of a gene therapy product candidate for RHO-adRP.

In the case of orphan diseases such as Stargardt disease or RHO-adRP, should we be successful in development, our commercialization efforts may rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act. The Orphan Drug Act only provides exclusivity periods for the specific drug granted orphan designation for a specific indication. In addition, there are limited circumstances under each of the Orphan Drug Act and the Hatch-Waxman Act that could result in our loss of data and marketing exclusivity, which could allow a competitor to enter the market. Failure to maintain either data or market exclusivity period would have a material adverse effect on our ability to commercialize our product candidates.

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
As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We currently do not have any sales, marketing or distribution infrastructure. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indication, the territory in which the product candidate may be marketed and the commercial potential for such product candidate. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retinal specialists, or sub-specialists, such as retinal specialists with particular expertise in inherited retinal diseases.
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
We have in the past and expect in the future to rely upon third parties, such as CROs, clinical data management organizations, biostatisticians, academic research collaborators, medical institutions (including reading centers) and clinical investigators, in conducting our preclinical testing and clinical trials for our product candidates. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.
Our reliance on these third parties for preclinical testing and clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
We contract with third parties for the manufacture of Zimura for clinical trials and expect to continue to do so in connection with its potential commercialization and for materials for development activities and commercialization of any other product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of Zimura and have limited personnel with manufacturing experience. We have not yet established manufacturing capabilities for our RHO-adRP gene therapy product candidate or any other gene therapies we may investigate. We currently rely upon and expect to continue to rely upon third-party contract manufacturers to manufacture preclinical and clinical supplies of product candidates we are developing or may develop and commercial supplies of products if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of the product candidates that we are developing or may develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure or differing priorities on the part of our existing or future manufacturers could delay clinical development or marketing approval.
We currently rely exclusively upon a single third-party manufacturer to provide supplies of Zimura API and a different single third-party manufacturer to provide fill/finish services for Zimura. We do not currently have any contractual commitments for the supply of Zimura API. We also do not currently have arrangements in place for redundant supply or a second source for API for Zimura or for a redundant supply or a second source for fill/finish services. We purchase the proprietary polyethylene glycol, or PEG, reagent used to modify the chemically synthesized aptamer in Zimura on a purchase order basis from a single third-party supplier. We do not currently have any contractual commitments for supply of the PEG reagent we use for Zimura. We are in the process of establishing manufacturing capabilities with a third-party contract manufacturer for our RHO-adRP gene therapy product candidate and do not currently have any contractual commitments for the supply of such product candidate. The prices for manufacturing activities that are not yet contractually committed may vary substantially over time and adversely affect our financial results. Furthermore, we and our contract manufacturers currently rely and may in the future rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of our product candidates. For the foreseeable future, we expect to continue to rely on third-party manufacturers for any manufacturing needs for our research and development programs.
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
We depend on licenses and sublicenses for development and commercialization rights to Zimura and our RHO-adRP gene therapy product candidate. We may enter into similar arrangements with respect to future product candidates. Termination of these rights or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.
We are party to a license agreement with Archemix on which we depend for rights to Zimura and a separate license agreement with UFRF and Penn on which we depend for rights to our RHO-adRP gene therapy product candidate. These agreements impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including Europe, Japan and such other markets where it would be commercially reasonable to do so. Under the license agreements for our product candidates we would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right. We expect to enter into acquisition or licensing agreements in the future that would impose similar obligations on us, particularly as we pursue our business plan to acquire or in-license additional products, product candidates or other technologies and expand our product pipeline.
If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to Zimura, our RHO-adRP gene therapy product candidate and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition.
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
Moreover, the license agreement for our RHO-adRP gene therapy product candidate reserves for the licensing academic institutions the right to continue to practice for research purposes, the inventions covered by the intellectual property rights that we have in-licensed. These licensing institutions or their collaborators may generate scientific, preclinical or clinical data with respect to our product candidate, separate from our research and development efforts, that is inconsistent with other data for such product candidate, including additional preclinical and clinical data that we develop. Investigators at these institutions may publish, present, or otherwise publicly disclose this data, which may have an adverse impact on the prospects of the development of our product candidate and may harm our business. In addition, these institutions may use these data to support new patent applications which could result in the issuance of patents that may limit our freedom to operate without our obtaining additional licenses to these newly developed inventions.
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
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, because we acquired rights to our product candidates from third parties, we must rely upon these third parties and their successors' practices, and those of their predecessors, with regard to the assignment of intellectual property therein. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
Marketing approval of novel product candidates such as Zimura or our RHO-adRP gene therapy product candidate manufactured using novel manufacturing processes can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to regulatory agencies’ lack of experience with them. We believe that the FDA has only granted marketing approval for one aptamer product and one gene replacement product to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.
Accordingly, if we or our collaborators experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for such product candidate may be harmed and our ability to generate revenues would be materially impaired.
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
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
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

A data security breach could also lead to public or unauthorized exposure of personal information of our clinical trial patients, our employees or others. Cyber-attacks and the measures we implement to prevent, detect, and respond to them could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, expose us to contractual damages and/or regulatory liability, require us to make certain breach notifications, divert the attention of our management and key information technology resources, harm our reputation and deter patients, clinical investigators or other business partners from participating in our clinical trials or otherwise working with us. Any loss of preclinical data or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

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
For example, following our announcement of initial, top-line results from the first two of our pivotal Fovista trials for the treatment of wet AMD, the closing price of our common stock declined from $38.77 on December 9, 2016 to $5.29 on December 12, 2016 and declined further thereafter. The closing price of our common stock was $2.49 on July 31, 2018. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. We and certain of our current and former executive officers have been named as defendants in purported class action lawsuits following our announcement of the initial, top-line results. See “Part II, Item 1—Legal Proceedings” and “—Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.

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

Item 5.    Other Information
None.
PART IV

Item 6.    Exhibits and Financial Statement Schedules
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.
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

10.1**	Exclusive License Agreement with Know-How by and among The University of Florida Research Foundation, Incorporated, The Trustees of the University of Pennsylvania and the Registrant dated June 6, 2018
10.2**	Master Sponsored Research Agreement by and between The Trustees of the University of Pennsylvania and the Registrant dated June 6, 2018
10.3	Sixth Amendment of Lease, dated as of June 29, 2018, between the Registrant and One Penn Plaza LLC
10.4	Letter agreement by and between the Registrant and David R. Guyer dated May 12, 2018
10.5	Letter agreement by and between the Registrant and David R. Guyer dated May 24, 2018
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith.
**	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017, (ii) Statements of Operations (unaudited) for the three and six month periods ended June 30, 2018 and 2017, (iii) Statements of Cash Flows (unaudited) for six month periods ended June 30, 2018 and 2017 and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPHTHOTECH CORPORATION

Date: August 1, 2018	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)

F-1