Form 10-Q
period 2018-09-30
Ophthotech Corp.
filed 2018-11-02
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of October 31, 2018 there were 41,266,671 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the potential benefits of our business plan and strategy to develop Zimura® (avacincaptad pegol) in age-related retinal diseases and autosomal recessive Stargardt disease, to progress the development of our HtrA1 inhibitor program in age-related macular degeneration, to develop our gene therapy product candidate for rhodopsin-mediated autosomal dominant retinitis pigmentosa, to develop the lead gene therapy product candidate for Best vitelliform macular dystrophy for which we hold an exclusive option, and to potentially further expand our product pipeline, including through our collaborative gene therapy sponsored research programs;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ophthotech Corporation
Unaudited Balance Sheets
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$135,208	$166,972
Prepaid expenses and other current assets	2,055	3,146
Income tax receivable	—	1,387
Total current assets	137,263	171,505
Property and equipment, net	379	518
Deferred tax assets	3,296	3,529
Other assets	19	24
Total assets	$140,957	$175,576
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$5,916	$4,984
Accounts payable and accrued expenses	4,614	7,551
Total current liabilities	10,530	12,535
Royalty purchase liability	125,000	125,000
Total liabilities	135,530	137,535
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 36,217,920 and 36,110,298 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	36	36
Additional paid-in capital	531,172	522,759
Accumulated deficit	(525,781)	(484,754)
Total stockholders' equity	5,427	38,041
Total liabilities and stockholders' equity	$140,957	$175,576

The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
Unaudited Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$—	$206,654	$—	$209,977
Operating expenses:
Research and development	9,407	10,707	25,609	58,343
General and administrative	5,968	7,059	17,945	28,770
Total operating expenses	15,375	17,766	43,554	87,113
Income (loss) from operations	(15,375)	188,888	(43,554)	122,864
Interest income	637	391	1,711	1,113
Other expense	(1)	(12)	(17)	(34)
Income (loss) before income tax provision (benefit)	(14,739)	189,267	(41,860)	123,943
Income tax provision (benefit)	6	194	(833)	196
Net income (loss)	$(14,745)	$189,073	$(41,027)	$123,747
Net income (loss) per common share:
Basic	$(0.41)	$5.26	$(1.13)	$3.45
Diluted	(0.41)	5.25	$(1.13)	3.44
Weighted average common shares outstanding:
Basic	36,202	35,971	36,181	35,878
Diluted	36,202	36,047	36,181	35,984

The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
Unaudited Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(14,745)	189,073	$(41,027)	$123,747
Other comprehensive loss:
Unrealized gain on available for sale securities, net of tax	—	186	—	212
Other comprehensive income	—	186	—	212
Comprehensive income (loss)	$(14,745)	$189,259	$(41,027)	$123,959

The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
Unaudited Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss	(41,027)	$123,747
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	139	1,979
Amortization of premium and discounts on investment securities	—	140
Deferred income taxes	233	163
Share-based compensation	8,348	14,463
Changes in operating assets and liabilities:
Due from Novartis Pharma AG	—	3,531
Income tax receivable	1,387	(52)
Prepaid expense and other current assets	1,091	1,694
Accrued interest receivable	—	465
Other assets	5	435
Accrued research and development expenses	932	(41,028)
Accounts payable and accrued expenses	(2,937)	(4,137)
Deferred revenue	—	(209,976)
Net cash used in operating activities	(31,829)	(108,576)
Investing Activities
Purchase of marketable securities	—	(12,014)
Maturities of marketable securities	—	166,806
Net cash provided by investing activities	—	154,792
Financing Activities
Proceeds from employee stock plan purchases and stock option exercises	65	71
Net cash provided by financing activities	65	71
Net change in cash and cash equivalents	(31,764)	46,287
Cash and cash equivalents
Beginning of period	166,972	133,930
End of period	$135,208	$180,217
Supplemental disclosure of cash paid
Income tax refunds received	$2,467	$—
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized loss on available for sale securities, net of tax	$—	$212

   The accompanying unaudited notes are an integral part of these financial statements.

Ophthotech Corporation
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Business
Description of Business and Organization
Ophthotech Corporation (the “Company” or “Ophthotech”) was incorporated on January 5, 2007, in Delaware. The Company is a science-driven biopharmaceutical company specializing in the development of novel therapies to treat ophthalmic diseases, with a focus on age-related and orphan retinal diseases. The Company is seeking to leverage its development platform, clinical experience and retina expertise to develop both therapeutics and gene therapies in these disease areas.
The Company is developing Zimura® (avacincaptad pegol), its complement C5 inhibitor, for the treatment of multiple age-related retinal diseases: geographic atrophy ("GA"), a late-stage form of dry age-related macular degeneration ("AMD") characterized by retinal cell death and degeneration of tissue in the central portion of the retina, referred to as the macula; wet AMD, an advanced form of AMD characterized by the growth of abnormal new blood vessels under and into the retina; and idiopathic polypoidal choroidal vasculopathy ("IPCV"), an age-related retinal disease involving the choroidal vasculature characterized by the presence of polypoidal lesions and which leads to vision loss. The Company is also developing Zimura for autosomal recessive Stargardt disease, or STGD1, an orphan inherited retinal disease that also may result in loss of central and peripheral vision. In October 2018, the Company acquired Inception 4, Inc. ("Inception 4"), a privately held biopharmaceutical company that owns rights to certain inhibitors of the High temperature requirement A serine peptidase 1 protein ("HtrA1"), which the Company expects to develop for the treatment of GA, and potentially other age-related retinal diseases.
The Company is also developing a novel preclinical adeno-associated virus ("AAV") gene therapy product candidate for the treatment of rhodopsin-mediated autosomal dominant retinitis pigmentosa ("RHO-adRP"), an orphan monogenic disease that is characterized by progressive and severe loss of vision leading to blindness. Additionally, the Company has an ongoing gene therapy research collaboration with the University of Massachusetts Medical School to develop new AAV gene therapy product candidates and technologies for ophthalmic gene therapy applications. Furthermore, in October 2018, the Company entered into an exclusive option agreement with the University of Pennsylvania ("Penn") and the University of Florida Research Foundation ("UFRF") and a related sponsored research agreement with Penn, for rights to negotiate to acquire an exclusive global license to develop and commercialize novel AAV gene therapy product candidates for the treatment of Best vitelliform macular dystrophy disease ("Best disease"), an orphan inherited retinal disease characterized by egg yolk-like macular lesions that, over time, lead to atrophy and loss of central vision.
As the Company continues to evaluate opportunities to potentially obtain rights to additional therapeutic and gene therapy product candidates, the Company expects to take a more targeted approach to these business development efforts in light of the status of its ongoing Zimura development programs, its expanded pipeline and its available capital resources. The Company intends to continue to focus on opportunities that present a compelling scientific rationale, have the potential to address an unmet medical need, present a meaningful commercial opportunity and where the Company can leverage its development platform, clinical experience and retina expertise.
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
As of September 30, 2018, the Company had cash and cash equivalents of approximately $135.2 million.
Available for Sale Securities
The Company considers securities with original maturities of greater than 90 days when purchased to be available for sale securities. Available for sale securities with original maturities of greater than one year are recorded as non-current assets. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. The Company did not hold any available for sale securities at September 30, 2018 or December 31, 2017.
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
As the Company has no products approved for sale, the Company does not expect to receive any revenue from product candidates that it develops until it obtains regulatory approval and commercializes such products, or until the Company potentially enters into agreements with third parties for the development and commercialization of product candidates. If the Company's development efforts for any of its product candidates result in regulatory approval or the Company enters into collaboration agreements with third parties, the Company may generate revenue from product sales or from such third parties.
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

Concentration of Suppliers
The Company currently relies exclusively upon a single third-party manufacturer to provide supplies of the drug substance for Zimura on a purchase order basis. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply it with the polyethylene glycol ("PEG") reagent used to manufacture Zimura on a purchase order basis. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura.  The Company is in the process of establishing manufacturing capabilities with a single third-party contract manufacturer for its RHO-adRP gene therapy product candidate and expects to rely on sole-source suppliers for certain starting materials to be used in the manufacture of such product candidate. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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
Research and Development
The Company's Research and development expenses primarily consist of costs associated with the manufacturing, development and clinical testing of Zimura and, historically, Fovista, as well as costs associated with the preclinical development of other product candidates, formulations and technologies, including costs associated with the Company's RHO-adRP gene therapy product candidate, including related sponsored research with the University of Pennsylvania, and costs associated with the Company's ongoing gene therapy research collaboration with the University of Massachusetts Medical School ("UMMS"). Research and development expenses consist of:

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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected common stock price volatility	84%	82%	83%	81%
Risk-free interest rate	2.80%-2.90%	1.95%-2.06%	2.39%-2.90%	1.82%-2.38%
Expected term of options (years)	6.1	6.1	5.8	6.1
Expected dividend yield	—	—	—	—
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

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,171	$1,840	$3,717	$8,887
General and administrative	1,433	1,571	4,631	5,576
Total	$2,604	$3,411	$8,348	$14,463
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. This new guidance was applicable for the acquisition of Inception 4 and will be applicable for any other acquisitions by the Company on or after January 1, 2018.
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
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities Exchange Commission during the three months ended September 30, 2018, did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$(14,745)	$189,073	$(41,027)	$123,747
Weighted average common shares outstanding - basic	36,202	35,971	36,181	35,878
Plus: net effect of dilutive stock options and unvested restricted stock units	—	76	—	106
Weighted average common shares outstanding - dilutive	36,202	36,047	36,181	35,984
Net income (loss) per share of common stock - basic	$(0.41)	$5.26	$(1.13)	$3.45
Net income (loss) per share of common stock - diluted	$(0.41)	$5.25	$(1.13)	$3.44
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options outstanding	4,855	3,640	4,855	3,813
Restricted stock units	184	269	184	332
Total	5,039	3,909	5,039	4,145

4. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of approximately $135.2 million and $167.0 million, respectively. Cash and cash equivalents included cash of $4.1 million at September 30, 2018 and $9.5 million at December 31, 2017. Cash and cash equivalents at September 30, 2018 included $131.1 million of investments in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less. Cash and cash equivalents at December 31, 2017, included $157.4 million of investments in money market funds.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at September 30, 2018 or at December 31, 2017, respectively. During the year ended December 31, 2017, the Company's investments matured and were reinvested in money market funds.
The Company believes that its existing cash and cash equivalents as of September 30, 2018, together with the approximately $6.1 million of cash acquired in October 2018 through its acquisition of Inception 4, will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months.

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
Below is a summary of the components of the Company's collaboration revenue for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
License revenue	$—	$152,912	$—	$152,912
Research and development activity revenue	—	52,864	—	56,180
Drug substance transfer revenue	—	754	—	754
Joint operating committee revenue	—	124	—	131
Total collaboration revenue	$—	$206,654	$—	$209,977
In May 2014, the Company entered into the Novartis Agreement. Under the Novartis Agreement, the Company granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by the Company to manufacture, from bulk drug substance supplied by the Company, standalone Fovista products and products combining Fovista with an anti-VEGF agent to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States (the “Novartis Territory”). The Company agreed to use commercially reasonable efforts to complete its ongoing pivotal Phase 3 clinical program for Fovista and Novartis agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF agent to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans.
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
Activities under the Novartis Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)), the relevant codification applicable at the time, to determine if they represented a multiple element revenue arrangement. The Novartis Agreement included the following deliverables: (1) an exclusive license to commercialize Fovista outside the United States (the “License Deliverable”); (2) the performance obligation to conduct research and development activities related to the Phase 3 Fovista clinical trials and certain Phase 2 trials for Fovista (the “R&D Activity Deliverable”); (3) the performance obligation to supply drug substance to Novartis for development and manufacturing purposes (the “Manufacturing Deliverable”) and (4) the Company’s obligation to participate on the joint operating committee established under the terms of the Novartis Agreement and related subcommittees (the “Joint Operating Committee Deliverable”). The Company’s obligation to provide access to clinical and regulatory information as part of the License Deliverable included the obligation to provide access to all clinical data, regulatory filings, safety data and manufacturing data to Novartis which was necessary for the commercialization of Fovista in the Novartis Territory. The R&D Activity Deliverable included the right and responsibility for the Company to conduct the Phase 3 Fovista clinical program and other Phase 2 studies of Fovista which were necessary or desirable for regulatory approval or commercialization of Fovista. The Manufacturing Deliverable included the obligation for the Company to supply drug substance to Novartis for clinical purposes, for which Novartis agreed to pay the Company’s manufacturing costs. The Joint Operating Committee Deliverable included the obligation to participate in the Joint Operating Committee and related subcommittees at least through the first anniversary of regulatory approval in the European Union. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Novartis. Accordingly, each unit was accounted for separately.
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
The Company's collaboration revenue for the three and nine months ended September 30, 2017 related to the research and development activities performed by the Company during the period under the Novartis Agreement. All activities under the Novartis Agreement were completed during the third quarter of 2017 prior to the adoption of ASC 606.
6. Financing Agreement with Novo A/S
In May 2013, the Company entered into a Purchase and Sale Agreement with Novo A/S, which is referred to as the Novo Agreement, pursuant to which the Company obtained financing from Novo A/S in three tranches in an amount equal to $125.0 million in return for the sale to Novo A/S of aggregate royalties of worldwide sales of (a) Fovista, (b) Fovista-Related Products, and (c) Other Products (each as defined in the Novo Agreement), calculated as mid-single digit percentages of net sales.
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
The royalty payment period covered by the Novo Agreement would begin on commercial launch and end, on a product-by-product and country-by-country basis, on the latest to occur of (i) the 12th anniversary of the commercial launch, (ii) the expiration of certain patent rights and (iii) the expiration of the regulatory exclusivity for each product in each country. The Company's obligations under the Novo Agreement were secured by a lien on certain of the Company's intellectual property and other rights related to Fovista, Fovista-Related Products and Other Products.

Under the terms of the Novo Agreement, the Company was not required to reimburse or otherwise compensate Novo A/S through any means other than the agreed royalty entitlement. In addition, the Company did not, under the terms of the Novo Agreement, have the right or obligation to prepay Novo A/S in connection with a change of control of the Company or otherwise.
The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represented the full funding available under the Novo Agreement, and was recorded as a liability on the Company's Balance Sheet as of September 30, 2018, in accordance with ASC 730, Research and Development. Because there is a significant related party relationship between the Company and Novo A/S, the Company is treating its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S. If the Company were to make royalty payments under the Novo Agreement, it would reduce the liability balance at such time. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates.
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
Under the TCJA, the Corporate Alternative Minimum Tax ("AMT") was repealed. The Company's previously recorded AMT credits of approximately $3.5 million are now refundable over a four-year period beginning in 2018, and the previously recorded valuation allowance for these AMT credits was reversed during the fourth quarter of 2017. During the nine months ended September 30, 2018, the Company reduced its estimate of refundable AMT credits to approximately $3.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. As a result of the TCJA’s reduction in the corporate tax rate from 35% to 21% the value of the Company’s deferred tax assets, and related valuation allowance, were reduced by a provisional amount of approximately $54.6 million during the year ended December 31, 2017. The Company does not have any offshore earnings from which to record the mandatory transition tax enacted under the TCJA. Given the significant complexity of the TCJA, anticipated guidance from the US Treasury and the Internal Revenue Service about implementing the TCJA, and the potential for additional guidance from the SEC or the FASB related to the TCJA, the deferred taxes provisional amounts may be adjusted during the measurement period. These provisional amounts were based on the Company’s present interpretations of the TCJA and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including potential new interpretative guidance) and further analyses are completed.
For the three and nine months ended September 30, 2018, the Company recorded a de minimis provision for income taxes and $0.8 million benefit for income taxes, respectively. The benefit for income taxes recorded during the nine months ended September 30, 2018 includes the settlement of a local tax audit recorded by the Company during the three months ended June 30, 2018 offset partially by the provision for income taxes recorded by the Company during the three months ended March 31, 2018 to reflect the impact of sequestration on the Company's estimate of refundable AMT credits. For the three and nine months ended September 30, 2017, the Company recorded a provision for income taxes of $0.2 million primarily due to discrete income tax items associated with changes in the fair value of the Company's available for sale marketable securities which are reflected in other comprehensive income (loss).
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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$111,986	$—	$—
Investments in investment-grade corporate debt securities*	$—	$19,169	$—
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
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2018.

The Company's available for sale securities are reported at fair value on the Company's Balance Sheets. The Company held no available for sale securities at September 30, 2018 or at December 31, 2017. Unrealized gains (losses) are reported within accumulated other comprehensive loss in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive loss associated with the unrealized loss on available for sale securities for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance	$—	$(186)	$—	$(212)
Current period changes in fair value before reclassifications, net of tax	—	186	—	212
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—
Total other comprehensive income (loss)	—	186	—	212
Ending balance	$—	$—	$—	$—

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
Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 6,898,000 additional shares to the 2013 Plan, including for 2018, an increase of approximately 1,444,000 shares, or 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2018. As of September 30, 2018, the Company had approximately 2,386,868 shares available for grant under the 2013 Plan.

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

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of September 30, 2018 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2017	5,284	$19.58
Granted	226	$2.65
Forfeited	(655)	$37.12
Outstanding, September 30, 2018	4,855	$16.42

Options exercisable at September 30, 2018	2,177
Weighted average grant date fair value (per share) of options granted during the period	$1.88

As of September 30, 2018, there were outstanding, net of estimated forfeitures, options to purchase approximately 4,558,000 shares, which options had vested or are expected to vest. The weighted-average exercise price of these options was $17.06 per share; the weighted-average remaining contractual life of these options was 7.6 years; and the aggregate intrinsic value of these options was de minimis. A summary of the stock options outstanding and exercisable as of September 30, 2018 is as follows (in thousands except exercise prices and weighted average exercise price):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Shares Underlying Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares for which Options are Exercisable	Weighted Average Exercise Price
$0.12-$10.03	3,176	8.7	$3.61	673	$4.99
$10.04-$20.00	133	4.8	$13.68	133	$13.68
$20.01-$30.00	114	5.1	$24.69	114	$24.69
$30.01-$40.00	681	4.7	$33.12	680	$33.12
$40.01-$55.00	514	6.8	$46.54	401	$46.34
$55.01-$73.22	237	7.3	$72.32	176	$72.01
	4,855	7.7	$16.42	2,177	$28.37

Aggregate Intrinsic Value	$44			$44
Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three months ended September 30, 2018 and 2017, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash proceeds from options exercised	$—	$—	$—	$33
Aggregate intrinsic value of options exercised	$—	$—	$—	$43
In connection with stock option awards granted to employees, the Company recognized approximately $1.8 million and $2.3 million in share-based compensation expense during the three months ended September 30, 2018 and 2017, respectively, net of expected forfeitures. In connection with stock option awards granted to employees, the Company recognized approximately $5.7 million and $10.3 million in share-based compensation expense during the nine months ended September 30, 2018 and 2017, respectively, net of expected forfeitures. As of September 30, 2018, there were approximately $9.5 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 2.0 years.
In connection with stock option awards granted to consultants, the Company recognized a de minimis amount of share-based compensation expense and approximately $0.1 million in share-based compensation expense during the three months ended September 30, 2018 and 2017, respectively, net of expected forfeitures. In connection with stock option awards granted to consultants, the Company recognized approximately $0.1 million and $0.3 million in share-based compensation expense during the nine months ended September 30, 2018 and 2017, respectively, net of expected forfeitures. As of September 30, 2018, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.5 years.
The following table presents a summary of the Company's outstanding RSU awards granted as of September 30, 2018 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	327	$51.08
Vested	(75)	$47.52
Forfeited	(68)	$45.73
Outstanding, September 30, 2018	184	$54.22

As of September 30, 2018, there were approximately 98,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $51.37 per share; and the aggregate intrinsic value of these RSUs was approximately $0.2 million.

In connection with RSUs granted to employees, the Company recognized approximately $0.8 million and $0.9 million in share-based compensation expense during the three months ended September 30, 2018 and 2017, respectively, net of expected forfeitures. In connection with RSUs granted to employees, the Company recognized approximately $2.5 million and $3.4 million in share-based compensation expense during the nine months ended September 30, 2018 and 2017, respectively, net of expected forfeitures. As of September 30, 2018, there was approximately $3.2 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 1.3 years. The total grant date fair value of the RSUs that vested during the three months ended September 30, 2018 was $0.6 million.

In connection with RSUs granted to consultants, the Company recognized a de minimis amount and $0.1 million of share-based compensation expense during the three months ended September 30, 2018 and 2017, respectively, net of expected forfeitures. In connection with RSUs granted to consultants, the Company recognized a de minimis amount of share-based compensation expense and approximately $0.3 million in share-based compensation expense during the nine months ended September 30, 2018 and 2017, respectively, net of expected forfeitures. As of September 30, 2018, there were a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to consultants, which are expected to be recognized over a remaining weighted average period of 1.1 years.

In connection with the ESPP made available to employees, the Company recognized a de minimis amount of share-based compensation expense during the three and nine months ended September 30, 2018 and 2017, respectively, net of expected forfeitures. As of September 30, 2018, there was a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.5 years. There were 19,184 and 31,413 shares of common stock issued under the ESPP during the three and nine months ended September 30, 2018. Cash proceeds from ESPP purchases were $38 thousand and $65 thousand during the three and nine months ended September 30, 2018. There were 11,612 and 16,358 shares of common stock issued under the ESPP during the three and nine months ended September 30, 2017. Cash proceeds from ESPP purchases were $25 thousand and $38 thousand during the three and nine months ended September 30, 2017. As of September 30, 2018, there were 952,229 shares available for future purchases under the ESPP.

10. Property and Equipment
Property and equipment as of September 30, 2018 and December 31, 2017 were as follows:

	Useful Life (Years)	September 30, 2018	December 31, 2017
Manufacturing and clinical equipment	7 - 10	$412	$412
Computer, software and other office equipment	5	933	933
		1,345	1,345
Accumulated depreciation		(966)	(827)
Property and equipment, net		$379	$518
For the three and nine months ended September 30, 2018, depreciation expense was $45 thousand and $139 thousand, respectively. For the three and nine months ended September 30, 2017, depreciation expense was $0.6 million and $2.0 million, respectively.
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. Plaintiff filed its opposition to the defendants’ motion to dismiss on October 12, 2018, and the defendants’ reply is due on November 19, 2018.
On February 7, 2018, a shareholder derivative action was filed against the members of the Company’s Board of Directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that the defendants breached their fiduciary duties to the Company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that the defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages, on behalf of the Company, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. The Company filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, plaintiff filed an amended complaint. The Company filed a renewed motion to dismiss this case on June 25, 2018. On July 25, 2018, September 28, 2018 and October 9, 2018, the parties filed stipulations adjourning the deadline for plaintiff to file an opposition to the Company’s motion to dismiss while the parties engage in settlement negotiations. The parties are required to provide the court with a status report on or before November 5, 2018.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders.
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
     In connection with the Company's restructuring activities, the Company recognized severance, stock compensation, other employee costs and lease termination costs, all of which have been reported in the Company’s Statements of Operations, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$—	$951	$—	$6,834
General and administrative	—	392	—	5,041
Total	$—	$1,343	$—	$11,875
As of September 30, 2018, the Company's accrual balance for severance and benefit costs was $0.2 million which was recorded in "Accounts payable and accrued expenses" in the Company's Balance Sheet. The severance and other employee cost accruals as of September 30, 2018 are expected to be paid through to December of 2018.
The following is a reconciliation of the severance-related accrual activity for the nine months ended September 30, 2018:

Accrued Severance and Other Employee Costs
Beginning Balance	$2,529
Accrued restructuring expenses	—
Payments	(2,306)
Ending Balance	$223
13. Subsequent Event
Inception 4 Merger Agreement
On October 30, 2018, the Company acquired Inception 4, a privately held biopharmaceutical company that owns rights to certain small molecule inhibitors of HtrA1, which the Company expects to develop for the treatment of GA, and potentially other age-related retinal diseases.
Pursuant to the terms of the acquisition agreement for Inception 4 (the "Inception 4 Merger Agreement"), as upfront consideration, the Company agreed to issue approximately 5.2 million shares of the Company’s common stock to the former equityholders of Inception 4, which shares were valued at approximately $11.8 million based on the acquisition date closing price of the Company’s common stock of $2.26. Additionally, subject to the terms and conditions of the Inception 4 Merger Agreement, the former equityholders of Inception 4 will be entitled to receive contingent payments up to an aggregate of $105.0 million from the Company for the achievement of specified clinical and regulatory milestones in certain AMD indications for any product candidates from Inception 4's HtrA1 inhibitor program. As a result of the closing of the acquisition, the Company acquired approximately $6.1 million of cash from Inception 4. The Company is currently evaluating the initial accounting for this acquisition.
Best Option Agreement and Sponsored Research Agreement
On October 30, 2018, the Company entered into an exclusive option agreement with Penn and UFRF for rights to obtain an exclusive global license to develop and commercialize novel preclinical AAV gene therapy product candidates for the treatment of Best disease.
The Company also entered into a sponsored research agreement with Penn to conduct certain preclinical and natural history studies in Best disease. The scope of each research project under the sponsored research agreement and certain associated terms, including financial terms, will be specified in a statement of work for each project.

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
Overview
We are a science-driven biopharmaceutical company specializing in the development of novel therapies to treat ophthalmic diseases, with a focus on age-related and orphan retinal diseases. We are seeking to leverage our development platform, clinical experience and retina expertise to develop both therapeutics and gene therapies in these disease areas. Although we believe gene therapy as a treatment modality holds tremendous promise for ophthalmic diseases, we believe therapeutics will continue to serve an important role in ophthalmic drug development, particularly as treatments with novel mechanisms of action are developed and brought to market and as the long-term effects of these treatments continue to be understood. Our team has significant ophthalmic drug development experience and deep relationships with global ophthalmology thought leaders. We have an extensive network of ophthalmic clinical trial sites, having worked with over 250 sites worldwide. We believe that the combination of these factors, together with our experience in designing and executing investigational new drug, or IND, -enabling studies and clinical trials for eye diseases, and specifically back of the eye diseases, provide us a competitive advantage.
We are developing Zimura® (avacincaptad pegol), our complement C5 inhibitor, for the treatment of multiple age-related retinal diseases: geographic atrophy, or GA, which is a late-stage form of dry age-related macular degeneration, or AMD, characterized by retinal cell death and degeneration of tissue in the central portion of the retina, referred to as the macula; wet AMD, which is an advanced form of AMD characterized by the growth of abnormal new blood vessels under and into the retina; and idiopathic polypoidal choroidal vasculopathy, or IPCV, which is an age-related retinal disease involving the choroidal vasculature characterized by the presence of polypoidal lesions and which leads to vision loss. We are also developing Zimura for autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited retinal disease that also may result in loss of central and peripheral vision. In connection with our STGD1 clinical trial, we have expanded our network of thought leaders and clinical trial sites for orphan ophthalmic indications to include leading research university hospitals around the world, where patients with orphan retinal diseases are often referred. In October 2018, we acquired Inception 4, Inc., or Inception 4, a privately held biopharmaceutical company that owns rights to certain inhibitors of the High temperature requirement A serine peptidase 1 protein, or HtrA1, which we expect to develop for the treatment of GA, and potentially other age-related retinal diseases.
We are also developing our preclinical adeno-associated virus, or AAV, gene therapy product candidate for rhodopsin-mediated autosomal dominant retinitis pigmentosa, or RHO-adRP, which is an orphan monogenic disease that is characterized by progressive and severe loss of vision leading to blindness. Additionally, we have an ongoing gene therapy research collaboration with the University of Massachusetts Medical School, or UMMS, to develop new AAV gene therapy product candidates and technologies for ophthalmic gene therapy applications. Furthermore, in October 2018, we entered into an exclusive option agreement with the University of Pennsylvania, or Penn, and the University of Florida Research Foundation, or UFRF, and a related sponsored research agreement with Penn, for rights to negotiate to acquire an exclusive global license to develop and commercialize novel preclinical AAV gene therapy product candidates for the treatment of Best vitelliform macular dystrophy, or Best disease, which is an orphan inherited retinal disease characterized by egg yolk-like macular lesions that, over time, lead to atrophy and loss of central vision.
Since early 2017, we have been engaged in extensive business development efforts. Without limiting any option, the principal focus of this plan, based on our deep expertise and experience in ophthalmic drug development, has been to actively explore obtaining rights to additional products, product candidates and technologies to treat ophthalmic diseases, particularly those in the back of the eye. These efforts have resulted in the expansion of our research and development pipeline, with the initiation of our gene therapy research collaboration with UMMS in February 2018, the in-license of our RHO-adRP gene therapy product candidate in June 2018 and the acquisition of Inception 4 and the entry into our exclusive option agreement with Penn and UFRF for Best disease gene therapy product candidates in October 2018. As we continue to evaluate opportunities to potentially obtain rights to additional therapeutic and gene therapy product candidates, we expect to take a more targeted approach to these business development efforts in light of the status of our ongoing Zimura development programs, our expanded pipeline and our available capital resources. We intend to continue to focus on opportunities that present a compelling scientific rationale, have the potential to address an unmet medical need, present a meaningful commercial opportunity and where we can leverage our development platform, clinical experience and retina expertise.
Zimura
Based on our Zimura development experience to date, as well as scientific literature in the field, we believe there is a strong rationale to pursue the development of our C5 complement inhibitor, Zimura, in multiple ophthalmic diseases. Zimura is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or an amino acid sequence that bind molecular targets with high selectivity and specificity.  We have multiple clinical development programs for Zimura ongoing. Our ongoing clinical trials for Zimura, all of which are designed to obtain data to guide potential future development efforts, include the following:

•
OPH2003 (geographic atrophy (GA) secondary to dry AMD): an ongoing, randomized, double–masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura monotherapy in patients with GA secondary to dry AMD. We announced completion of patient recruitment for this clinical trial in October 2018 with a total of 286 patients enrolled. We expect that initial, top-line data from this clinical trial will be available in the fourth quarter of 2019, following the 12-month timepoint for all patients.

•
OPH2007 (wet AMD): an ongoing, randomized, dose-ranging, open-label, multi-center Phase 2a clinical trial of Zimura in combination with the anti-vascular endothelial growth factor, or anti-VEGF, agent Lucentis® (ranibizumab) for the treatment of wet AMD in patients who have not previously been treated with anti-VEGF agents, referred to as treatment-naïve patients. We completed patient recruitment for this trial in April 2018 with a total of 64 patients enrolled. We expect to announce initial, top-line data for this open-label Phase 2a clinical trial in the fourth quarter of 2018.

•
OPH2005 (autosomal recessive Stargardt disease (STGD1)): an ongoing, randomized, double-masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura monotherapy for the treatment of autosomal recessive Stargardt disease, referred to as STGD1. We initiated this clinical trial at the end of 2017. Enrollment for this clinical trial is ongoing.

•
OPH2006 (idiopathic polypoidal choroidal vasculopathy (IPCV)): an ongoing, randomized, dose-ranging, open-label Phase 2a clinical trial of Zimura in combination with the anti-VEGF agent Eylea® (aflibercept) for the treatment of IPCV in patients who have not responded to Eylea monotherapy. We are at a very early stage of site initiation and patient recruitment for this trial and may re-evaluate our plans for this trial following receipt of top-line data from our OPH2007 trial of Zimura in combination with Lucentis in wet AMD in the fourth quarter of 2018.

HtrA1 Inhibitor Program
On October 30, 2018, we acquired Inception 4, a privately held biopharmaceutical company that owns rights to certain HtrA1 inhibitors. The HtrA1 gene codes an enzyme that can affect cellular structure, function and homeostasis, which is the dynamic equilibrium maintained in cells and tissue required for normal physiology. Genetic linkage studies, including a study published in Molecular Vision in 2017, show a correlation between the expression of HtrA1 and a certain set of genes conferring risk for AMD. A study of post-mortem eyes from subjects with AMD published in EBioMedicine in 2018 found overexpression of HtrA1 in retinal pigment epithelium, or RPE, cells as compared to the eyes of non-AMD subjects. Additionally, the overexpression of HtrA1 was found in an in vitro experiment published in the same article to lead to alterations and disruptions in normal function in RPE cells and possibly photoreceptor cells in the retina. Photoreceptor cells are responsible for sensing light within the retina and are dependent on RPE cells for their survival. We believe that these findings suggest that HtrA1 overexpression may play a role in AMD and that molecules involved in the regulation and inhibition of HtrA1 may be attractive targets for therapeutic intervention in the treatment of dry AMD, including GA, as well as potentially other age-related retinal diseases.
Our HtrA1 inhibitor program includes multiple lead small molecule compounds that show high affinity and specificity for HtrA1 when tested in vitro and target engagement when tested in multiple animal models, as well as a number of backup compounds. We plan to initiate and conduct formulation studies on multiple compounds with the goal of identifying a lead compound and formulation for intravitreal application in the eye. If we are successful in identifying and formulating a lead compound, we plan to initiate IND-enabling activities for the selected product candidate. We believe the approximately $6.1 million in cash we received in connection with our acquisition of Inception 4 will be sufficient to fund the substantial majority of anticipated development costs associated with this program through the IND submission stage. Based on current timelines and subject to successful completion of preclinical development, we are currently targeting submission of an IND to the U.S. Food and Drug Administration, or FDA, for a product candidate from this program for the treatment of GA secondary to dry AMD by late 2020.
Inception 4 currently owns three families of patent applications related to its HtrA1 inhibitor program. We expect that the patent terms of any patents resulting from these patent applications, if granted, will expire in 2037, subject to any applicable patent term adjustments or extensions that may be available on a jurisdictional basis.

We believe our HtrA1 inhibitor program is supported by a strong scientific rationale, has the potential to address a high unmet medical need and complements our existing research and development pipeline, including Zimura.
Gene Therapy Programs
Gene therapy consists of delivering DNA encoding for a functional protein to a target tissue to facilitate protein synthesis using a recipient's existing cellular machinery. Gene therapy can be used to replace a non-functional protein produced innately by the subject as a result of a genetic mutation or simply as a means of producing and delivering a therapeutic protein that would not otherwise be produced within the body.  As we have evaluated the unmet medical needs for orphan and age-related retinal diseases, as well as the available technologies in development to potentially address these needs, we have been particularly encouraged by the prospects for gene therapy as a potential treatment modality in ophthalmology. Many orphan retinal diseases are monogenic, meaning they are caused by mutations to a single gene and therefore could potentially be addressed by a simple gene replacement approach. For diseases where the endogenous mutant protein has toxic effect, we have been encouraged by the potential for a “knock-down” and “replace” approach. We believe that the potential for gene therapy to achieve an extended treatment effect also holds promise as a potential treatment for age-related retinal diseases, especially in settings where a known mechanism of action has been demonstrated to be safe and effective and where patients might otherwise require chronic therapy over years, if not decades.
As we have sought to expand our research and development pipeline, an element of our strategy has been to focus on gene therapy opportunities. To date, we have established three gene therapy programs with leading academic and research institutions in the United States. We have particularly focused on AAV gene therapy, as AAV vectors are relatively specific to retinal cells and their safety profile in humans is relatively well-documented as compared to other delivery vehicles and gene therapy technologies currently in development.
RHO-adRP Gene Therapy Product Candidate
In June 2018, we entered into an exclusive global license agreement with UFRF and Penn for rights to develop and commercialize a novel AAV gene therapy product candidate for the treatment of RHO-adRP. The construct for the RHO-adRP product candidate combines a transgene expressing a highly-efficient, novel short hairpin RNA, or shRNA, designed to target and "knock down" endogenous rhodopsin in a mutation-independent manner, with a transgene expressing a replacement human rhodopsin protein made resistant to RNA interference, in a single AAV 2/5 vector. This construct was tested in a naturally-occurring canine model of RHO-adRP by investigators at Penn, resulting in a complete suppression of the endogenous RHO RNA while the human RHO replacement transgene resulted in up to 30% of normal RHO protein levels. Long term (over 8 months) anatomic and functional preservation was demonstrated with retinal imaging and electrophysiology. We believe results from these experiments, which were published by scientists at Penn and the University of Florida in the Proceedings of the National Academy of Sciences of the USA (PNAS) in August 2018, further confirm the potential therapeutic benefit of a similar "knock down" and replacement approach that was tested in mice by investigators at the University of Florida, the results of which were previously published in Human Gene Therapy in 2012.
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

We estimate that there are approximately 11,000 individuals in the United States and the five major European markets with RHO-adRP. There is currently no FDA or European Medicines Agency, or EMA, approved therapy to treat this orphan inherited retinal disease.
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
Best Disease Exclusive Option Agreement and Sponsored Research
On October 30, 2018, we entered into an exclusive option agreement, or the Option Agreement, with Penn and UFRF, under which Penn and UFRF granted us an option to acquire an exclusive, global license to develop and commercialize novel AAV gene therapy product candidates for the treatment of Best vitelliform macular dystrophy, an inherited retinal disease also known as Best disease, believed to be caused by mutations to the BEST1 gene and which generally affects individuals in both eyes. The BEST1 gene encodes a multifunctional protein known as bestrophin-1, or BEST1, that regulates ion transport and intracellular calcium signaling in retina cells and helps maintain homeostasis in the subretinal space, the area of the retina between photoreceptors and the RPE. The lack of functional BEST1 protein results in the formation of egg yolk-like lesions in the macula, which over time lead to macular atrophy and loss of central vision. The lead BEST1 construct from Penn and UFRF has been tested in an autosomal recessive canine model, resulting in the reversal of subretinal lesions and microdetachments. The results of this work were published in February 2018 in PNAS.
In addition to the Option Agreement, we also entered into a master sponsored research agreement with Penn, facilitated by the Penn Center for Innovation, pursuant to which we, together with Penn, plan to conduct additional preclinical studies of the lead BEST1 gene therapy product candidate, including in an autosomal dominant canine disease model, as well as a natural history study of Best disease patients.
In parallel with the sponsored research, we are commencing IND-enabling activities for the lead BEST1 gene therapy product candidate, including manufacturing for preclinical toxicology studies. Based on current timelines and subject to regulatory review and execution of a definitive license agreement with Penn and UFRF, we currently expect to submit an IND to the FDA by 2021.
We estimate that there are approximately 10,000 individuals in the United States and the five major European markets with Best disease, the substantial majority of whom we believe have the autosomal dominant form of the disease. There is currently no FDA- or EMA-approved therapy to treat this orphan inherited retinal disease.

Research and Development Pipeline
The following table summarizes the current status of our ongoing research and development programs:
Fovista Wind-down
In December 2016 and August 2017, we received initial top-line data from our three pivotal clinical trials, referred to as OPH1002, OPH1003 and OPH1004, evaluating the anti-platelet derived growth factor, or anti-PDGF, aptamer Fovista® (pegpleranib) administered in combination with anti-VEGF agents for the treatment of wet AMD, indicating that these trials failed to achieve their pre-specified primary endpoints. We terminated these trials, as well as several other smaller Fovista trials in wet AMD, which we have referred to as the Fovista Expansion Studies, in 2017. We have no plans for the future development of Fovista.
Prior Novartis Agreement
In May 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, or Novartis, which we refer to as the Novartis Agreement. Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk drug substance supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF agent to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We agreed to use commercially reasonable efforts to complete our pivotal Phase 3 clinical program for Fovista and Novartis agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF agent to which Novartis has rights, as well as a pre-filled syringe presentation of such products and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement, as well as $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $330.0 million. In July 2017, we and Novartis entered into a letter agreement to streamline the process and timeline for evaluating data from the final Fovista Phase 3 clinical trial once it became available. On October 23, 2017, following the failure of the Phase 3 Fovista program and pursuant to the terms of the July 2017 letter agreement, Novartis elected to terminate the Novartis Agreement with immediate effect.
Financial Matters
As of September 30, 2018, we had cash and cash equivalents of $135.2 million. Including the approximately $6.1 million of cash acquired as a result of our acquisition of Inception 4, we estimate our year end 2018 cash and cash equivalents will range between $125.0 million and $130.0 million based on our current 2018 business plan and planned capital expenditures.  This estimate includes planned development activities for our Zimura programs, our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF, as well as planned research and development activities under our collaborative gene therapy sponsored research programs. As we generate preclinical and clinical data in connection with these programs, and as we evaluate future potential business development opportunities, we may modify, expand or terminate some or all of our research or development programs at any time.
Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate significant product revenue unless, and until, we obtain marketing approval for, and commercialize, any of our product candidates, which, if we are successful, will likely take at least several years. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will also depend on many other factors, including the extent to which we acquire or in-license and subsequently develop additional product candidates or technologies. We may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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
As we have no products approved for sale, we do not expect to receive any revenue from product candidates that we develop until we obtain regulatory approval and commercialize such products, or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. If our development efforts for any of our product candidates result in regulatory approval or if we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties.
Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and clinical testing of Zimura and, historically, Fovista, as well as costs associated with the preclinical development of other product candidates, formulations and technologies, including costs associated with our RHO-adRP gene therapy product candidate, including a related sponsored research with Penn, and costs associated with the our ongoing gene therapy research collaboration with UMMS. Our research and development expenses consist of:

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Zimura	$5,519	$1,278	$13,255	$9,554
RHO-adRP	138	—	1,052	—
Other gene therapy research	530	—	1,020	—
Fovista	(391)	4,337	(327)	21,159
Personnel-related	1,381	2,761	4,657	17,061
Share-based compensation	1,170	1,840	3,716	8,887
Other	1,060	491	2,236	1,682
	$9,407	$10,707	$25,609	$58,343
We expect to continue to incur significant research and development expenses as we pursue the development of Zimura, our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF. We also expect to incur research and development expenses in connection with our collaborative gene therapy sponsored research programs. Further, we expect very limited research and development expenses related to Fovista in the future, if any, as we have terminated our Fovista development programs and have no plans for the future development of Fovista. As we pursue our ongoing and planned Zimura, HtrA1 inhibitor, RHO-adRP and BEST1 development programs and our collaborative gene therapy sponsored research programs, or as we commence any new development efforts in relation to additional product candidates we may in-license or acquire as we pursue our business plan, we expect that our overall research and development expenses will begin to increase from the current level of expenditure.
Our expenses may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as delays in enrollment or issues with the availability of drug supply, or our preclinical development programs, such as inability to develop formulations or establish manufacturing capabilities for our preclinical product candidates, or if we further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers or if we decide to increase preclinical and clinical research and development activities, including by entering into new collaborative research programs, in-licensing or acquiring, and pursuing the development of, additional product candidates, building internal research capabilities or pursuing internal research efforts.
The future development of our product candidates is highly uncertain. We expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete clinical development, to complete process development and manufacturing scale-up and validation activities or to potentially seek marketing approval with respect to our product candidates.
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
See the “Liquidity and Capital Resources” section on page 38 of this Quarterly Report on Form 10-Q for more information regarding our current and future financial resources and our expectations regarding our research and development expenses and funding requirements.
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
We anticipate that our general and administrative expenses will decrease in future periods as compared to 2017 levels as a result of a reduction in personnel to focus on our revised business plan, which we expect will involve a total expected workforce of approximately 34 employees.  We substantially completed the reduction in personnel during 2017 as part of implementing our revised business plan. The expected decreases in our general and administrative expenses as compared to 2017 levels may be partially offset by expenses related to business development activities.
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
Revenue Recognition—Collaboration Revenue
In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which was not recorded as revenue at such time due to the existence of a contingency with respect to our right to terminate the agreement in certain circumstances and the associated termination fee equivalent to the entire $200.0 million upfront payment, which we would have been required to pay if we elected to exercise this termination option. In each of September 2014 and March 2015, we achieved a $50.0 million enrollment-based milestone, and in June 2016, we achieved a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million in milestones, under the Novartis Agreement.  We used the relative selling price method to allocate these payments to contract deliverables based on our performance obligations under the Novartis Agreement.
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
Below is a summary of the components of our collaboration revenue for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
License revenue	$—	$152,912	$—	$152,912
Research and development activity revenue	—	52,864	—	56,180
Drug substance transfer revenue	—	754	—	754
Joint operating committee revenue	—	124	—	131
Total collaboration revenue	$—	$206,654	$—	$209,977
Royalty Purchase Liability
The proceeds from the financing we received under our Fovista royalty financing agreement with Novo A/S, or the Novo Agreement, were recorded as a liability on our Balance Sheet in accordance with ASC 730, Research and Development. We are not required to reimburse or otherwise compensate Novo A/S through any means other than the agreed royalty entitlement. Although there is no explicit repayment obligation contained in the Novo Agreement, because there was a significant related party relationship between us and Novo A/S at the time the Novo Agreement was entered into, we are treating our obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo A/S, and thus recorded the proceeds as a liability on our Balance Sheet. In the event that we make royalty payments to Novo A/S, we will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, we will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.
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
We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected common stock price volatility	84%	82%	83%	81%
Risk-free interest rate	2.80%-2.90%	1.95%-2.06%	2.39%-2.90%	1.82%-2.38%
Expected term of options (years)	6.1	6.1	5.8	6.1
Expected dividend yield	—	—	—	—
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
Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $2.6 million and $3.4 million for the three months ended September 30, 2018 and 2017, respectively. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $8.3 million and $14.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had $12.9 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.9 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional equity awards to attract and retain our employees.

For the three and nine months ended September 30, 2018 and 2017, we allocated share-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,171	$1,840	$3,717	$8,887
General and administrative	1,433	1,571	4,631	5,576
Total	$2,604	$3,411	$8,348	$14,463
Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the TCJA, was enacted reducing the corporate tax rate from 35% to 21% effective for tax years beginning on or after January 1, 2018. As a result of the passage of the TCJA, the value of our deferred tax assets and related valuation allowance was reduced by a provisional amount of approximately $54.6 million. Additionally, under the TCJA, the Corporate Alternative Minimum Tax, or AMT, was repealed. Accordingly, our previously recorded AMT credits of approximately $3.5 million are now refundable over a four-year period beginning in 2018 and the previously recorded valuation allowance for these AMT credits was reversed as a result of the TCJA during the fourth quarter of 2017. During the nine months ended September 30, 2018, we reduced our estimate of refundable AMT credits to $3.3 million to reflect the impact of sequestration as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended.
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
Results of Operations
Comparison of Three Month Periods Ended September 30, 2018 and 2017

	Three months ended September 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Collaboration revenue	$—	$206,654	$(206,654)
Operating expenses:
Research and development	9,407	10,707	(1,300)
General and administrative	5,968	7,059	(1,091)
Total operating expenses	15,375	17,766	(2,391)
Income (loss) from operations	(15,375)	188,888	(204,263)
Interest income	637	391	246
Other expense	(1)	(12)	(11)
Income (loss) before income tax provision (benefit)	(14,739)	189,267	(204,006)
Income tax provision	6	194	(188)
Net income (loss)	$(14,745)	$189,073	$(203,818)
Collaboration Revenue
We did not recognize any collaboration revenue for the three months ended September 30, 2018, a decrease of $206.7 million compared to $206.7 million for the three months ended September 30, 2017. Collaboration revenue for the three months ended September 30, 2018 decreased as we completed all deliverables required under the Novartis Agreement during the year ended December 31, 2017.

Collaboration revenue for the three months ended September 30, 2017 was related to the activities performed during the period under the Novartis Agreement. We completed the remaining deliverables under the Novartis Agreement and the July 2017 letter agreement with Novartis and recognized as revenue the balance of all of the payments previously received from Novartis related to licensing, research and development, manufacturing and joint operating committee activities that had been previously deferred using the relative selling price method. In total, during the third quarter of 2017, we recognized $206.7 million in previously deferred collaboration revenue in connection with the Novartis Agreement. The recognition of this revenue during this period did not impact our cash balance. All activities under the Novartis Agreement were completed prior to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606.
Research and Development Expenses
Our research and development expenses were $9.4 million for the three months ended September 30, 2018, a decrease of $1.3 million compared to $10.7 million for the three months ended September 30, 2017. The decrease in research and development expenses for the three months ended September 30, 2018 was primarily due to a $4.7 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical trials and our Fovista Expansion Studies and a $2.0 million decrease in personnel costs. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the termination of our Fovista Phase 3 clinical trials and the Fovista Expansion Studies. The decrease in personnel costs included a $0.7 million decrease in stock compensation costs and a $1.0 million decrease in other personnel costs as a result of our reduction in force completed during 2017. The decrease in research and development expenses was partially offset by a $4.2 million increase in costs associated with our Zimura program and a $0.7 million increase in costs resulting from the initiation of our gene therapy programs. The increased costs for our Zimura program related to clinical trial activities as a result of the start-up of our OPH2005 trial and the advancement of our OPH2003 and OPH2007 trials, offset by lower costs related to the timing of Zimura manufacturing activities.
General and Administrative Expenses
Our general and administrative expenses were $6.0 million for the three months ended September 30, 2018, a decrease of $1.1 million, compared to $7.1 million for the three months ended September 30, 2017. The decrease in general and administrative expenses for the three months ended September 30, 2018 was primarily due to a decrease in costs to support our operations and infrastructure as a result of our reduction in personnel and the termination of facilities leases completed during 2017. General and administrative expenses for the three months ended September 30, 2017 included approximately $0.4 million in costs related to our previously announced reduction in personnel and the termination of facilities leases.
Interest Income
Interest income for the three months ended September 30, 2018 was $0.6 million compared to interest income of $0.4 million for the three months ended September 30, 2017. The increase in interest income was the result of a change in the mix of our investment portfolio, which previously only included investments in money market funds and now includes investment in certain investment-grade corporate debt securities with original maturities of 90 days or less partially offset by a decrease in cash balances available for investment.
Income Tax Provision
For the three months ended September 30, 2018, we recorded a de minimis provision for income taxes. For the three months ended September 30, 2017, we recorded a provision for income taxes of $0.2 million which primarily related to a discrete income tax item during the period associated with changes in the fair value of our available for sale marketable securities which are reflected in other comprehensive income (loss).

Comparison of Nine Month Periods Ended September 30, 2018 and 2017

	Nine months ended September 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Collaboration revenue	$—	$209,977	$(209,977)
Operating expenses:
Research and development	25,609	58,343	(32,734)
General and administrative	17,945	28,770	(10,825)
Total operating expenses	43,554	87,113	(43,559)
Income (loss) from operations	(43,554)	122,864	(166,418)
Interest income	1,711	1,113	598
Other expense	(17)	(34)	(17)
Income (loss) before income tax provision (benefit)	(41,860)	123,943	(165,803)
Income tax provision (benefit)	(833)	196	1,029
Net income (loss)	$(41,027)	$123,747	$(164,774)
Collaboration Revenue
We recognized no collaboration revenue for the nine months ended September 30, 2018, a decrease of $210.0 million compared to $210.0 million for the nine months ended September 30, 2017. Collaboration revenue for the nine months ended September 30, 2018 decreased as we completed all deliverables required under the Novartis Agreement during the year ended December 31, 2017.
Collaboration revenue for the nine months ended September 30, 2017 was $210.0 million, which was allocated to the activities performed under the Novartis Agreement. We completed the remaining deliverables under the Novartis Agreement and the July 2017 letter agreement with Novartis and recognized as revenue the balance of all of the payments previously received from Novartis related to licensing, research and development, manufacturing and joint operating committee activities that had been previously deferred using the relative selling price method. In total, during the third quarter of 2017, we recognized $206.7 million in previously deferred collaboration revenue in connection with the Novartis Agreement. The recognition of this revenue during this period did not impact our cash balance. All activities under the Novartis Agreement were completed prior to the adoption of ASC 606.
Research and Development Expenses
Our research and development expenses were $25.6 million for the nine months ended September 30, 2018, a decrease of $32.7 million compared to $58.3 million for the nine months ended September 30, 2017. The decrease in research and development expenses for the nine months ended September 30, 2018 was primarily due to a $21.5 million decrease in costs associated with our Fovista program, including our Fovista Phase 3 clinical trials and our Fovista Expansion Studies, and a $17.6 million decrease in personnel costs. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the wind-down of Fovista Phase 3 clinical trials and the Fovista Expansion Studies. The decrease in our personnel costs included a $5.2 million decrease in stock compensation costs and a $6.8 million decrease in costs as a result of our reduction in force completed during 2017. The decrease in research and development expenses was offset by a $3.7 million increase in costs associated with our Zimura program. The increase in costs for our Zimura program related to our clinical trial activities as a result of the start-up of our OPH2005 trial and the advancement of our OPH2003 and OPH2007 trials. These increased trial costs were partially offset by a decrease in costs related to the timing of Zimura manufacturing activities. Additionally, the decrease in research and development expenses for the nine months ended September 30, 2018 was partially offset by a $2.1 million increase in costs resulting from the initiation of our gene therapy programs.

General and Administrative Expenses
Our general and administrative expenses were $17.9 million for the nine months ended September 30, 2018, a decrease of $10.8 million, compared to $28.8 million for the nine months ended September 30, 2017. The decrease in general and administrative expenses for the nine months ended September 30, 2018 was primarily due to a decrease in costs to support our operations and infrastructure as a result of our reduction in personnel and the termination of facilities leases completed during 2017. General and administrative expenses for the nine months ended September 30, 2017 included approximately $5.0 million in costs related to our previously announced reduction in personnel and the termination of facilities leases.
Interest Income
Interest income for the nine months ended September 30, 2018 was $1.7 million compared to interest income of $1.1 million for the nine months ended September 30, 2017. The increase in interest income was the result of a change in the mix of our investment portfolio, which previously only included investments in money market funds and now includes investment in certain investment-grade corporate debt securities with original maturities of 90 days or less offset by a decrease in cash balances available for investment.
Income Tax Provision (Benefit)
We recorded an income tax benefit of $0.8 million and a provision for income taxes of $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. The income tax benefit recorded for the nine months ended September 30, 2018 was primarily to reflect a settlement of a local tax audit, which we recorded in the three months ended June 30, 2018, offset by a reduction in the amount of deferred tax assets that we expect will be realized in the future. The provision for income taxes for the nine months ended September 30, 2017 primarily related to a discrete income tax item during the period associated with changes in the fair value of our available for sale marketable securities which are reflected in other comprehensive income (loss).
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under the Novo Agreement, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, and funds we received under the Novartis Agreement. As a result of our acquisition of Inception 4, we obtained approximately $6.1 million in cash, which we believe will be sufficient to fund the substantial majority of anticipated development costs associated with our HtrA1 inhibitor program through the IND submission stage. On August 1, 2018, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, to register for sale from time to time up to $150.0 million of common stock, preferred stock, debt securities, depositary shares, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on August 15, 2018. Further, in August 2018, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell shares of our common stock having aggregate gross proceeds of up to $50.0 million through Cowen. We have not yet issued and sold any shares of our common stock under the ATM Agreement.
Cash Flows
As of September 30, 2018, we had cash and cash equivalents totaling $135.2 million and no debt. We currently have invested our cash and cash equivalents in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(31,829)	$(108,576)
Investing Activities	—	154,792
Financing Activities	65	71
Net change in cash and cash equivalents	$(31,764)	$46,287

Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2018 was $31.8 million and relates primarily to net cash used to fund our Zimura research and development activities and our general and administrative operations.
Net cash used in operating activities for the nine months ended September 30, 2017 was $108.6 million and related primarily to net cash used for the wind-down of OPH1002 and OPH1003 and the Fovista Expansion Studies, implementation of a previously announced reduction in personnel and related costs, and cancellation fees related to manufacturing commitments, as well as continuation of our OPH1004 trial through initial, top-line data in August 2017 and general and administrative and corporate infrastructure expense.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
We had no net cash provided by investing activities for the nine months ended September 30, 2018. Net cash provided by investing activities for the nine months ended September 30, 2017 was $154.8 million and relates primarily to proceeds from the maturity of marketable securities totaling $166.8 million offset by purchases of marketable securities totaling $12.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $65 thousand for the nine months ended September 30, 2018 and $71 thousand for the nine months ended September 30, 2017 and related to the proceeds from stock option plan exercises and purchases made under our employee stock purchase plan.
Funding Requirements
Our product candidate Zimura is in clinical development and our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF are each in preclinical development. We expect to continue to incur significant research and development expenses as we pursue the development of Zimura, our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF, as currently planned. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program and UFRF and Penn with respect to our RHO-adRP gene therapy product candidate, in each case, that impose significant milestone payment obligations on us in connection with our achievement of specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to our RHO-adRP gene therapy product candidate. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional products, product candidates or technologies, including any definitive license agreement for the BEST1 product candidates for which we hold an option from Penn and UFRF, would include similar obligations.
We expect that we will continue to incur significant expenses as we:

•	continue the clinical development of Zimura as currently planned or potentially in other indications if we believe there is a sufficient scientific rationale to pursue such development;

•
continue the preclinical and, potentially, clinical development of our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF;

•	pursue our collaborative gene therapy sponsored research programs;

•	in-license or acquire the rights to, and pursue the development of, other products, product candidates or technologies;

•	maintain, expand and protect our intellectual property portfolio;

•
hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel, especially as we increase our internal gene therapy capabilities or if we are successful in acquiring or in-licensing rights to additional products, product candidates or technologies or progressing the preclinical or clinical development of any of our product candidates;

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
As of September 30, 2018, we had cash and cash equivalents of $135.2 million. Including the approximately $6.1 million of cash acquired as a result of our acquisition of Inception 4, we estimate our year end 2018 cash and cash equivalents will range between $125.0 million and $130.0 million based on our current 2018 business plan and planned capital expenditures.  This estimate includes planned development activities for our Zimura programs, our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF, as well as planned research and development activities under our collaborative gene therapy sponsored research programs. We also had $135.5 million in total liabilities as of September 30, 2018, of which $125.0 million related to the Novo Agreement, which we are required to show as a liability on our balance sheets under generally accepted accounting principles but which does not correspond to any contractual repayment obligation.
We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from additional sponsored research or the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the scope of any additional collaborative research programs, the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as delays in enrollment or issues with the availability of drug supply, or our preclinical development programs, such as inability to develop formulations or establish manufacturing capabilities for our preclinical product candidates, or if we further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing or process development, or if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.
The future development of our product candidates is highly uncertain. We expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities or to potentially seek marketing approval with respect to our product candidates.
Our future capital requirements, therefore, will depend on many factors, including:

•
the scope, costs and results of our ongoing Zimura clinical programs, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for Zimura in any indication;

•	the scope, costs and results of our efforts to develop our HtrA1 inhibitor program, including formulation development and other preclinical development activities;

•
the scope, costs and results of our efforts to develop our RHO-adRP gene therapy product candidate and the lead BEST1 product candidate for which we hold an option from Penn and UFRF, including activities to establish manufacturing capabilities and preclinical testing to enable us to file INDs for these product candidates;

•
the extent to which we in-license or acquire rights to, and undertake research or development of, products, product candidates or technologies, including any product candidate or other technologies we may evaluate as part of our collaborative gene therapy sponsored research programs;

•	the amount of any upfront, milestone payments and other financial obligations associated with the in-license or acquisition of other product candidates;

•	the scope, progress, results and costs of preclinical development and/or clinical trials for any other product candidates that we may develop;

•	the costs and timing of process development, manufacturing scale-up and validation activities and ongoing stability studies associated with our product candidates;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
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
Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our collaborative gene therapy sponsored research programs, the development of our product candidates or our future commercialization efforts.
In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, we may issue equity securities as consideration for further business development transactions, which may also dilute our existing stockholders' ownership interests. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Inception 4 Merger Agreement
In October 2018, we entered into an agreement and plan of merger, which we refer to as the Inception 4 Merger Agreement, pursuant to which we acquired Inception 4, Inc., or Inception 4, through a merger transaction, referred to as the Inception 4 Merger.  Prior to the Inception 4 Merger, Inception 4 was a privately held biotechnology company focused on research and development of small molecule inhibitors of HtrA1 for age-related retinal diseases in humans.
As upfront consideration for the Inception 4 Merger, the former equityholders of Inception 4 received 5,044,201 shares of our common stock, with the right to receive up to an additional 130,526 shares of our common stock based on finalization of customary post-closing adjustments.  As part of the transaction, we received approximately $6.1 million in cash from Inception 4.

In addition, pursuant to the Inception 4 Merger Agreement, the former equityholders of Inception 4 will be entitled to receive contingent future payments from us based on the achievement of certain clinical and regulatory milestones of up to an aggregate maximum amount of $105 million.  These future milestone payments will payable in the form of shares of our common stock, unless and until the issuance of such shares would, together with all other shares issued in connection with the Inception 4 Merger, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date, and will be payable in cash thereafter.
We have agreed to use commercially reasonable efforts to perform the activities described in a development plan outlining certain activities for developing at least one HtrA1 inhibitor for the treatment of geographic atrophy.  Our maximum aggregate liability for any and all breaches of our obligation under the Inception 4 Merger Agreement to use commercially reasonable efforts to develop an HtrA1 inhibitor is limited to $5 million.
The Inception 4 Merger Agreement contains customary representations, warranties and covenants of Inception 4 and Ophthotech. The representations and warranties generally will survive until the first anniversary of the closing date, with certain specified representations and warranties surviving to 30 months after the closing date and other specified representations and warranties surviving to the expiration of the applicable statute of limitations. The Inception 4 Merger Agreement also contains customary indemnification provisions whereby the former equityholders of Inception 4 will indemnify us and certain affiliated parties for any losses arising out of breaches of the representations, warranties and covenants of Inception 4 under the Inception 4 Merger Agreement; pre-closing tax matters; appraisal claims of former Inception 4 stockholders; any pre-closing indebtedness or expenses not previously adjusted for at the closing; fraud with respect to representations and warranties of Inception 4; and certain other matters.
RHO-adRP Gene Therapy Agreements with the University of Florida and the University of Pennsylvania
RHO-adRP License Agreement
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
We are also obligated to pay UFRF, on behalf of both licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any other royalty payments actually paid by us with respect to such licensed product in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to manufacture, develop and commercialize the licensed product in such country. Our obligation to pay such royalties will continue on a licensed product-

by-licensed product and country-by-country basis until the latest of: (a) the expiration of the last-to-expire licensed patent rights covering a licensed product in the country of sale, (b) the expiration of regulatory exclusivity covering a licensed product in the country of sale and (c) ten (10) years from the first commercial sale of the applicable licensed product in the country of sale. Beginning on the earlier of (i) the calendar year following the first commercial sale of a licensed product and (ii) the first business day of 2031, we are also obligated to pay certain minimum royalties, not to exceed an amount in the low hundreds of thousands of dollars on an annual basis, which minimum royalties are creditable against our royalty obligation with respect to net sales of licensed products due in the year the minimum royalty is paid.
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

Prior Licensing and Commercialization Agreement with Novartis Pharma AG
In May 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, which we refer to as the Novartis Agreement. Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture, from bulk drug substance supplied by us, standalone Fovista products and products combining Fovista with an anti-VEGF agent to which Novartis has rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory.
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
Royalty Financing Agreement with Novo A/S
In May 2013, we entered into the Novo Agreement, pursuant to which we obtained financing in three tranches in an amount equal to $125.0 million in return for the sale to Novo A/S of aggregate royalties of a mid-single-digit percentage on worldwide sales of Fovista, with the royalty percentage determined by the amount of funding provided by Novo A/S. The three tranches of financing, in which Novo A/S purchased three low single-digit royalty interests and paid us $125.0 million in the aggregate, closed in May 2013, January 2014 and November 2014.
The royalty payment period covered by the Novo Agreement begins on the commercial launch of Fovista and ends, on a country-by-country basis, on the latest to occur of the twelfth anniversary of the commercial launch of Fovista, the expiration of certain patent rights covering Fovista, and the expiration of regulatory exclusivity for Fovista, in each applicable country. Royalty payments will be payable quarterly in arrears during the royalty period. Our obligations under the Novo Agreement may also apply to certain other anti-PDGF products we may develop.
We used a portion of the proceeds that we initially received under the Novo Agreement to repay in full an aggregate of $14.4 million of outstanding principal, interest and fees under our venture debt facility and used the remaining proceeds to support clinical development and regulatory activities for Fovista and for general corporate expenses.
The Novo Agreement requires the establishment by Novo A/S and us of a joint oversight committee in relation to the development of Fovista in the event that Novo A/S does not continue to have a representative on our board of directors. The Novo Agreement also contains customary representations and warranties, as well as certain covenants relating to the operation of our business, including covenants requiring us to use commercially reasonable efforts to complete the Phase 3 development of Fovista, to file, prosecute and maintain certain patent rights and, in our reasonable judgment, to pursue claims of infringement of our intellectual property rights. The Novo Agreement also places certain restrictions on our business, including restrictions on our ability to grant security interests in our intellectual property to third parties, to sell, transfer or out-license intellectual property, or to grant others rights to receive royalties on sales of Fovista and certain other anti-PDGF products we may develop. We reimbursed Novo A/S for specified legal and other expenses and were required to provide Novo A/S with certain continuing information rights. We have agreed to indemnify Novo A/S and its representatives with respect to certain matters, including with respect to any third-party infringement or product liability claims relating to our products. Our obligations under the Novo agreement are secured by a lien on certain of our intellectual property and other rights related to Fovista and other anti-PDGF products we may develop.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$4,888	$3,797	$1,091	$—	$—
Operating Leases (2)	1,719	955	764	—	—
Severance and Other Employee Benefits (3)	220	220	—	—	—
Total (4)	$6,827	$4,972	$1,855	$—	$—

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

(4)
This table does not include (a) any royalty payments, sublicense fees or milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above and (d) our royalty purchase liability of $125.0 million as of September 30, 2018, due to the fact that royalty payment obligations are not expected given our lack of plans for the future development of Fovista or any other anti-PDGF product that would fall under our royalty obligation.

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

•
Under the Inception 4 Merger Agreement, we are obligated to make payments to the former equityholders of Inception 4 of up to an aggregate of $105 million, subject to the terms and conditions of the Inception 4 Merger Agreement, if we achieve certain specified clinical and marketing approval milestones with respect to an HtrA1 product candidate, with $45 million of such potential payments relating to GA and $60 million of such potential payments relating to wet AMD. Under the Inception 4 Merger Agreement, we do not owe any commercial milestones or royalties based on net sales. The future milestone payments will be payable in the form of shares of our common stock, unless and until the issuance of such shares would, together with all other shares issued in connection with the Inception 4 Merger, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date, and will be payable in cash thereafter. The Inception 4 Merger Agreement also includes customary indemnification obligations to the former equityholders of Inception 4, including for breaches of the representations and warranties, covenants and agreements of us and our subsidiaries (other than Inception 4) in the Inception 4 Merger Agreement.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $135.2 million as of September 30, 2018, consisting of cash and investments in money market funds and certain investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2018, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against us and the same group of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, lead plaintiff filed a consolidated amended complaint, the CAC. The CAC purports to be brought on behalf of shareholders who purchased our common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. We and the individual defendants filed a motion to dismiss the CAC on July 27, 2018. Plaintiff filed its opposition to the defendants’ motion to dismiss on October 12, 2018, and the defendants’ reply is due on November 19, 2018.

On February 7, 2018, a shareholder derivative action was filed against the members of our Board of Directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that the defendants breached their fiduciary duties to our company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that the defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws. We filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, plaintiff filed an amended complaint. We filed a renewed motion to dismiss this case on June 25, 2018. On July 25, 2018, September 28, 2018 and October 9, 2018, the parties filed stipulations adjourning the deadline for plaintiff to file an opposition to our motion to dismiss while the parties engage in settlement negotiations. The parties are required to provide the court with a status report on or before November 5, 2018.

On August 31, 2018, a shareholder derivative action was filed against current and former members of our Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to our company and wasted our corporate assets by failing to oversee our business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of our stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to our corporate charter, bylaws and corporate governance policies for vote by our stockholders.

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

Item 1A.    Risk Factors
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
Risks Related to Our Business Plan, Financial Position and Need for Additional Capital
We are a development-stage company without any commercial products. The value of our company, therefore, is highly dependent on the success of our research and development efforts and the amount of our available cash. Our research and development programs, which are focused on novel therapies and technologies, carry significant scientific and other risks. If any of these programs are not successful, the value of your investment may decline.
We are a development-stage company without any approved products. Our growth prospects and the future value of our company are highly dependent on the progress of our ongoing clinical development programs for Zimura, our preclinical development programs for our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we have an option from Penn and UFRF, and the activities being performed under our collaborative gene therapy sponsored research programs. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.

We may encounter unforeseen difficulties, complications, delays, expenses and other known and unknown factors. We may never be successful in developing or commercializing any of our product candidates or other programs. There is a high rate of program failure in early stage pharmaceutical research and development. Even if we have promising preclinical or clinical candidates, their development could fail at any time. Our failure could be due to unexpected scientific, safety or efficacy issues with our product candidates and other programs, invalid hypotheses regarding the molecular targets and mechanisms of action we choose to pursue or unexpected delays in our research and development programs resulting from applying the wrong criteria or experimental systems and procedures to our programs or lack of experience, with the possible result that none of our product candidates or other programs result in the development of marketable products. We have not yet demonstrated our ability to successfully complete the development of a pharmaceutical product, including completion of large-scale, pivotal clinical trials with safety and efficacy data sufficient to obtain marketing approval or activities necessary to apply for and obtain marketing approval, including the qualification of a commercial manufacturer through a pre-approval inspection with regulatory authorities. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition, as our company has never conducted the sales, marketing and distribution activities necessary for successful product commercialization.

Because the value of our company is largely based on the prospects for our research and development programs and their potential to result in therapies capable of achieving marketing approval and generating future revenues, any failure, delay or setback for these programs will likely have a negative impact on the value of your investment. As we continue to invest in these research and development programs to generate data to support further development, the amount of our available cash will continue to decline until such time as we raise additional finances.

We have a history of significant operating losses. We expect to continue to incur losses until such time, if ever, that we successfully commercialize our product candidates and may never achieve or maintain profitability.

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our royalty purchase and sale agreement with Novo A/S, which we refer to as the Novo Agreement, which we entered into in May 2013, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014, funds we received under the Fovista Licensing and Commercialization Agreement with Novartis Pharma, AG, which we refer to as the Novartis Agreement, which we entered into in May 2014 and which was terminated by Novartis in October 2017, and funds we received in connection with our acquisition of Inception 4 in October 2018. As of September 30, 2018, we had an accumulated deficit of $525.8 million. Our net loss was $41.0 million for the nine months ended September 30, 2018 and we expect to continue to incur significant operating losses for the foreseeable future.

We have devoted substantially all of our financial resources and efforts to the research and development of our product candidates, as well as prior preparations for the potential commercial launch of Fovista, including manufacturing scale-up activities. Although we are no longer pursuing the development of Fovista, we expect to continue to incur significant expenses and operating losses over the next several years as we continue the development of our product candidates and other programs and potentially add to our product portfolio through in-licensing or acquisition of additional product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year.
Our product candidate Zimura is in clinical development and our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF are each in preclinical development. We expect to continue to incur significant research and development expenses as we pursue the development of Zimura, our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF, as currently planned. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program and UFRF and Penn with respect to our RHO-adRP gene therapy product candidate, in each case, that impose significant milestone payment obligations on us in connection with our achievement of specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to our RHO-adRP gene therapy product candidate. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional products, product candidates or technologies, including any definitive license agreement for the BEST1 product candidates for which we hold an option from Penn and UFRF, would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•	continue the clinical development of Zimura as currently planned or potentially in other indications if we believe there is a sufficient scientific rationale to pursue such development;

•
continue the preclinical and, potentially, clinical development of our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF;

•	pursue our collaborative gene therapy sponsored research programs;

•	in-license or acquire the rights to, and pursue the development of, other products, product candidates or technologies;

•	maintain, expand and protect our intellectual property portfolio;

•
hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel, especially as we increase our internal gene therapy capabilities or if we are successful in acquiring or in-licensing rights to additional products, product candidates or technologies or progressing the preclinical or clinical development of any of our product candidates;

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
We may require substantial, additional funding in order to complete the activities necessary to develop or commercialize one or more of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
As of September 30, 2018, we had cash and cash equivalents of $135.2 million. Including the approximately $6.1 million of cash acquired as a result of our acquisition of Inception 4, we estimate our year end 2018 cash and cash equivalents will range between $125.0 million and $130.0 million based on our current 2018 business plan and planned capital expenditures.  This estimate includes planned development activities for our Zimura programs, our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF, as well as planned research and development activities under our collaborative gene therapy sponsored research programs. We also had $135.5 million in total liabilities as of September 30, 2018, of which $125.0 million related to the Novo Agreement, which we are required to show as a liability on our balance sheets under generally accepted accounting principles but which does not correspond to any contractual repayment obligation.

We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. This estimate does not reflect any additional expenditures resulting from additional sponsored research or the in-licensing or acquisition of additional product candidates or technologies or associated development that we may pursue following any such transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on several factors, including the scope of any additional collaborative research programs, the success of our pursuit, by acquisition, in-licensing or otherwise, and subsequent development of additional product candidates or technologies, and the success of our ongoing development programs. We believe that we may need additional funding in the event that we acquire or in-license one or more additional product candidates and undertake development. In addition, our expenses may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as delays in enrollment or issues with the availability of drug supply, or our preclinical development programs, such as inability to develop formulations or establish manufacturing capabilities for our preclinical product candidates, or if we further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we experience issues with manufacturing or process development, or if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct. As a result, we may need or may seek to obtain additional funding in connection with our continuing operations sooner than expected.
The future development of our product candidates is highly uncertain. We expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities or to potentially seek marketing approval with respect to our product candidates.

Our future capital requirements, therefore, will depend on many factors, including:

•
the scope, costs and results of our ongoing Zimura clinical programs, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for Zimura in any indication;

•	the scope, costs and results of our efforts to develop our HtrA1 inhibitor program, including formulation development and other preclinical development activities;

•
the scope, costs and results of our efforts to develop our RHO-adRP gene therapy product candidate and the lead BEST1 product candidate for which we hold an option from Penn and UFRF, including activities to establish manufacturing capabilities and preclinical testing to enable us to file INDs for these product candidates;

•
the extent to which we in-license or acquire rights to, and undertake research or development of, products, product candidates or technologies, including any product candidate or other technologies we may evaluate as part of our collaborative gene therapy sponsored research programs;

•	the amount of any upfront, milestone payments and other financial obligations associated with the in-license or acquisition of other product candidates;

•	the scope, progress, results and costs of preclinical development and/or clinical trials for any other product candidates that we may develop;

•	the costs and timing of process development, manufacturing scale-up and validation activities and ongoing stability studies associated with our product candidates;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
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
Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our collaborative gene therapy sponsored research programs, the development of our product candidates or our future commercialization efforts.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, we may issue equity securities as consideration for further business development transactions, which may also dilute our existing stockholders' ownership interests.
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
On August 1, 2018, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock for aggregate gross sale proceeds of up to $50.0 from time to time through Cowen under an “at-the-market” offering program.  We have not yet issued and sold any shares of common stock under our “at-the-market” offering.  If we make sales under our “at-the-market” offering program, the sales could cause dilution to our stockholders, reduce the trading price of our common stock or impede our ability to raise future capital.

Our strategy of obtaining rights to products, product candidates or technologies for the treatment of ophthalmic diseases through in-licenses and acquisitions may not be successful.
An important element of our strategy has been and continues to be to expand our pipeline through potentially in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities. Although over the course of the last year we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements, we may continue to pursue additional business development activities. Because we expect generally that we will not engage directly in internal early stage research and drug discovery efforts, the future growth of our business beyond our current product portfolio will depend on our ability to in-license or acquire the rights to approved products, additional product candidates or technologies, including any promising product candidates that may emerge from our collaborative gene therapy sponsored research programs. We may also continue to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.

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
Further, any product candidate that we acquire would most likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the U.S. Food and Drug Administration, or FDA, and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate would not be shown to be sufficiently safe and effective for approval by regulatory authorities.
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
In addition, acquisitions and in-licenses may entail numerous operational, financial and legal risks, including:

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
We may not successfully integrate our newly acquired HtrA1 inhibitor program from Inception 4.
Our acquisition of Inception 4 will involve the integration of Inception 4's HtrA1 inhibitor program and technology with our existing operations and programs, and there are uncertainties inherent in such integration. We have devoted and will continue to devote significant management attention and resources to the Inception 4 integration and to the further development of Inception 4's HtrA1 inhibitor program. Delays, unexpected difficulties in the integration process or failure to retain key consultants or other resources previously used by Inception 4 could adversely affect the development of our new HtrA1 inhibitor program, our business and our financial condition. Even if we are able to conduct the integration successfully, we may not fully realize the benefits of the Inception 4 acquisition within a reasonable period of time. In addition, although we conducted a diligence process in connection with the acquisition of Inception 4, we may not yet be aware of all factors regarding Inception 4 that could produce unintended and unexpected consequences for us. These factors could cause us to incur potentially material liabilities.
We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.
We and certain of our current and former executive officers have been named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The members of our Board of Directors have also been named as defendants in a shareholder derivative action initiated on February 7, 2018, which generally alleges that the defendants breached their fiduciary duties to our company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to the boards of companies of comparable market capitalization and size. The current and former members of our Board of Directors and certain current and former officers have also been named as defendants in a shareholder derivative action initiated on August 31, 2018, which generally alleges that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. The defendants deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our Board of Directors’ attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional similar lawsuits might be filed.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, United States President Donald J. Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. The United States Department of Treasury and the Internal Revenue Service are continuing to issue new guidance and interpretations of various provisions of the new tax law. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Risks Related to Product Development and Commercialization
Companies in our industry face a wide range of challenging activities, each of which entails separate, and in many cases substantial, risk.
The long-term success of our company, and our ability to become profitable as a biopharmaceutical company will require us to be successful in a range of challenging activities, including:

•
designing, conducting and successfully completing preclinical research and development activities, including preclinical efficacy and IND-enabling studies, for our product candidates or product candidates we are interested in in-licensing or acquiring, including product candidates we may evaluate as part of our collaborative gene therapy sponsored research programs;

•	designing, conducting and completing clinical trials for our product candidates;

•
obtaining favorable results from required clinical trials, including for each ophthalmic product candidate, favorable results from two adequate and well-controlled pivotal clinical trials in the relevant indication;

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

•
complying with all applicable regulatory requirements, including FDA Good Laboratory Practices, or GLP, FDA Good Clinical Practices, or GCP, Good Manufacturing Practices, or GMP, and standards, rules and regulations governing promotional and other marketing activities.

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
Drug development is a highly uncertain undertaking. Our research and development efforts may not be successful or may be delayed for any number of reasons, in which case potential marketing approval or commercialization of our product candidates could be prevented or delayed.
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
We are targeting advanced forms of AMD with Zimura and our HtrA1 inhibitor program. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors for developing AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors for selective molecular targets, including complement C5 and HtrA1, as potential pharmaceutical treatments for AMD, this approach may not prove successful for treating AMD in a clinically meaningful way.
Zimura, our lead product candidate, is designed to inhibit complement C5. There are no FDA or EMA approved products that utilize C5 inhibition as a mechanism of action to treat the ophthalmic diseases for which we are studying Zimura, including GA, wet AMD, IPCV or STGD1, and this mechanism of action may not prove safe and effective for these diseases. Moreover, the failure of prior clinical trials evaluating complement inhibition in GA, including a competitor's two Phase 3 clinical trials evaluating an investigational anti-complement factor D antibody administered via intravitreal injections, a second competitor's Phase 2 clinical trial evaluating an investigational anti-C5 antibody administered via intravitreal injections and a third competitor's Phase 2 clinical trial evaluating an anti-C5 antibody administered systemically, may call into question the hypothesis underlying the use of a complement inhibitor as a method for treating GA. In addition, the competitor's anti-C5 antibody administered via intravitreal injections that was studied for the treatment of GA did not show any benefit when studied in a cohort of anti-VEGF treatment-experienced wet AMD patients.

We have only very limited data from small, uncontrolled clinical trials regarding the safety and efficacy of Zimura as a monotherapy for the treatment of GA or in combination with anti-VEGF agents for the treatment of wet AMD or IPCV, and we have no human clinical data regarding the safety and efficacy of Zimura as a treatment for STGD1. Our prior Zimura trials were not powered to demonstrate the efficacy of Zimura therapy with statistical significance. Our ongoing and any future clinical trials for Zimura may fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or future clinical trials for Zimura could adversely affect our business and the value of your investment in our company.

Given that we have limited data regarding the effect of Zimura in GA, we determined the size of the OPH2003 trial in GA based on our best estimates of the size of trial required to demonstrate a potential clinical benefit for Zimura. This estimate incorporates our assumptions regarding the potential performance of Zimura in this indication based in part on available third-party clinical data and our statistical analysis of this data. In addition, we determined the size of the OPH2005 trial in STGD1 based on the number of patients with STGD1 that we believe could potentially be enrolled within a reasonable period of time. This number may be increased or decreased in light of the actual enrollment rate during the trial, and we may decide to proceed with this trial even if we are not able to enroll the number of patients we initially planned to enroll.  As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we plan to enroll in this trial.  Given the information above, these trials could be underpowered to demonstrate a potential clinical benefit for Zimura in these indications.

Furthermore, our current and planned Zimura clinical trials are evaluating Zimura dosing regimens that we have not studied before, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates."
Our HtrA1 inhibitor program is in preclinical development. There are no FDA or EMA approved products that utilize HtrA1 inhibition as a mechanism of action for treating ophthalmic diseases, including the age-related retinal diseases for which we intend to develop our HtrA1 inhibitor program, and this mechanism of action may not prove safe and effective for these diseases. We made the decision to acquire this program based on our interpretation of the scientific literature and rationale for this potential target that suggest an association between HtrA1 and the risk for AMD, as well as a limited set of preclinical data generated by Inception 4 prior to the acquisition. We note, however, the gene for HtrA1 is in the same region of the 10q26 chromosome containing the age-related maculopathy susceptibility 2, or ARMS2, gene. The ARMS2 and HtrA1 genes are linked, and variants in, or expression of the ARMS2 gene may also be associated with the risk for AMD. The risk for AMD associated with ARMS2 may ultimately prove to be greater than the risk associated with HtrA1. In addition, even though genetic and histologic findings correlate HtrA1 with AMD, the development and progression of AMD may not be affected by HtrA1. Our assumption that targeting inhibition of HtrA1 as a method of treating AMD may be incorrect, which would likely adversely affect the value of our HtrA1 inhibitor program and its continued development.

Before we can commence IND-enabling studies for our new HtrA1 inhibitor program, we will need to conduct pre-formulation and formulation studies with our lead compounds in this program to determine whether we can formulate a product candidate for intravitreal administration that is safe to advance into preclinical studies and, depending on the outcome of such studies, into clinical trials. As part of this work, we need to determine which excipients, or inactive formulation components, should be used in the preparation of the product candidate, and derive a preparation that includes an adequate amount of drug substance with the necessary inactive ingredients to achieve the desired safety profile for intravitreal injection into the eye while providing for sufficient pharmacological activity. Formulation development is inherently uncertain, and it is possible we may not be able to formulate any of our lead compounds into a preparation that is safe to advance into preclinical studies or clinical trials in the eye or that provides sufficient pharmacological activity, which would hinder our ability to pursue development of this program. Formulation development can be time-consuming and our anticipated timelines for the development of this program may be delayed.

An element of our strategy is to develop novel gene therapy product candidates to treat ocular diseases, including our RHO-adRP gene therapy product candidate and the lead BEST1 product candidate for which we hold an option from Penn and UFRF. We have no prior gene therapy development experience and may encounter unexpected difficulties or challenges. We are also pursuing multiple collaborative gene therapy sponsored research programs with UMMS and other institutions. These research efforts may not yield favorable results, and for any number of scientific, technical or business reasons, these opportunities may never translate into clinical development programs. For a further discussion of the risks associated with our gene therapy research and development efforts, see the risk factor herein entitled "Gene therapy is an emerging field of drug development that poses many scientific, technical and business risks. We have only limited experience in gene therapy research and no experience in gene therapy clinical development. Our lack of experience may limit our ability to be successful or may delay our development efforts."

Our development programs may fail to produce positive safety or efficacy data that support the use of these product candidates in the indications we are pursuing.
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

•
as there are no therapies approved for either GA, Stargardt disease, RHO-adRP or Best disease in either the United States or the European Union, the regulatory pathway for product candidates in these indications, including the selection of the primary efficacy endpoint for a pivotal clinical trial, is highly uncertain;

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

•
the supply or quality of our product candidates or product candidates we are investigating or other materials necessary to conduct clinical trials of our product candidates, such as the anti-VEGF drugs we need to use in combination with Zimura in our wet AMD and IPCV trials, may be insufficient or inadequate or we may face delays in the manufacture and supply of our product candidates as a result of a decision to transfer manufacturing between contract manufacturers or on account of interruptions in our supply chain, including in relation to the packaging and distribution or import / export of clinical materials; and

•
we may face delays in the manufacture and supply of any product candidates we are investigating in our collaborative gene therapy sponsored research programs as a result of our inability to establish new manufacturing capabilities or processes or to obtain necessary starting materials.

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

Gene therapy is an emerging field of drug development that poses many scientific, technical and business risks. Also, we have only limited experience in gene therapy research and no experience in gene therapy clinical development. Our lack of experience may limit our ability to be successful or may delay our development efforts.
Gene therapy is an emerging field of drug development with only one gene replacement therapy having received FDA approval to date. Our RHO-adRP gene therapy product candidate and the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF, as well as the novel gene delivery technologies and "minigene" therapy approaches we are evaluating in our collaboration with UMMS, are in particularly early-stages of research and development. Even with promising preclinical efficacy data for a new gene therapy product candidate, there will remain several areas of drug development risk, including translational science, manufacturing materials and processes, safety concerns, regulatory pathway, clinical trial design and the approach to ocular gene therapy administration through either sub-retinal surgery or intravitreal delivery, which will likely pose particular uncertainty given the relatively limited development history for gene therapies. For example, the current construct for the lead BEST1 gene therapy product candidate for which we have an option from Penn and UFRF has been tested in an autosomal recessive canine Best disease model. A majority of humans with Best disease, however, have the autosomal dominant form of the disease, and we intend to develop the product candidate for the autosomal dominant form of the disease. The approach to treating this form of the disease with the lead product candidate previously studied in an autosomal recessive canine disease model may ultimately prove ineffective.

Although we believe gene therapy is a promising area for ophthalmic drug development, we do not have any internal gene therapy research or manufacturing capabilities or development experience. In entering this new area, we will need to build significant technical capabilities, including translational, manufacturing, process development, and other capabilities. We will either need to hire internally for these capabilities or establish them through outside service providers.  We believe that gene therapy is an area of significant investment by biotechnology and pharmaceutical companies and that there may be a scarcity of talent available to us in these areas. If we are not able to establish our own internal or outsourced gene therapy capabilities, we may not be able to develop our RHO-adRP product candidate, the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF or other promising product candidates that emerge from our collaborative gene therapy sponsored research programs, which would limit our prospects for future growth.
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
In particular, we have limited data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of GA or administered in combination with anti–VEGF drugs for the treatment of wet AMD or IPCV and no data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of STGD1. We have no human data regarding our HtrA1 inhibitor program, our RHO-adRP gene therapy product candidate or the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF.
Our clinical trials for Zimura involve dosing regimens that we have not studied before, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. In addition, our clinical trials for Zimura will involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, cardiovascular disease such as myocardial infarctions, stroke, blood clots or embolism, or hospitalizations in patients who receive Zimura monotherapy or Zimura in combination with anti-VEGF therapy. Because we currently have only one product candidate in clinical development, it is possible that a safety issue in any of our ongoing clinical trials for Zimura could impact all of our ongoing clinical trials.
As HtrA1 inhibition is a novel treatment approach for treating ocular disease, this treatment modality may present potentially unknown safety risks when tested in clinical trials that could not have been anticipated based on preclinical toxicology studies. In addition, if we are successful in formulating an HtrA1 product candidate, we intend to administer the product candidate by intravitreal injection, which poses the same safety risks outlined above with respect to intravitreal injections of Zimura.
In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Subretinal injection, which is a method often used to administer ocular gene therapies, is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate and apart from the gene therapy vectors, including the risk of retinal detachment. In order to avoid accelerating damage to a subject's retina, subretinal injection for RHO-adRP patients in particular must be conducted under extremely low light levels using infrared technology, further complicating the surgical procedure. In the event that we progress our RHO-adRP gene therapy product candidate, the lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF, or any other gene therapy product candidate we may in-license or acquire into clinical development, we may experience delays or other challenges for our development programs as a result of safety issues.

Our experience manufacturing Zimura is limited. We have not yet established manufacturing capabilities for our HtrA1 inhibitor program. In addition, we have no experience manufacturing gene therapy product candidates. Manufacturing issues, including technical or quality issues or issues securing capacity, may arise that could cause delays in our development programs or increase costs. Furthermore, we may experience delays in regulatory approval of our product candidates if we do not satisfy applicable manufacturing regulatory requirements.
We do not have any internal manufacturing facilities, personnel or other capabilities and are dependent on outside contract manufacturers to manufacture Zimura, our HtrA1 inhibitors, our RHO-adRP gene therapy product candidate, the lead BEST1 gene therapy product candidate for which we have an option from Penn and UFRF, and any other product candidates that we may acquire or in-license. Manufacturing for these product candidates could be complicated or present novel technical challenges. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
We currently rely upon a single third-party manufacturer, Agilent Technologies, to supply us with the chemically synthesized drug substance for Zimura and a different, single third-party manufacturer, Ajinomoto Bio-Pharma Services, to provide fill/finish services for Zimura. In order to obtain and maintain regulatory approval for Zimura, our third-party manufacturers will be required to consistently produce the drug substance used in Zimura in commercial quantities and of specified quality and to execute fill/finish services on a repeated basis and document their ability to do so. If the third-party manufacturers are unable to satisfy this requirement, our business would be materially and adversely affected. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process. For our HtrA1 inhibitor program, we have not yet established manufacturing capabilities for producing drug substance or for producing drug product. The time and efforts required for us to establish manufacturing capabilities for our HtrA1 inhibitor program may delay or impair our ability to develop this program in accordance with our expected timelines.
The manufacturing processes and the facilities of our third-party manufacturers, including our third-party drug substance manufacturer and our third-party fill/finish service provider for Zimura, are subject to inspection and approval by the FDA, referred to as a pre-approval inspection, before we can commence the commercial sale of any approved product candidate, and thereafter on an ongoing basis. Our third-party drug substance manufacturer for Zimura has undergone only one pre-approval inspection by the FDA, and has not yet gone through a pre-approval inspection for Zimura. Our third-party fill/finish service provider for Zimura is subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in delays in the approval of our applications for marketing approval in the event a recommendation to withhold is issued, as well as regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Additionally, on October 22, 2014, the FDA issued its final guidance on the circumstances that constitute delaying, denying, limiting or refusing a drug inspection pursuant to Section 707 of the Food and Drug Administration Safety and Innovation Act of 2012. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our drug substance or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of drug substance or our fill/finish services could be interrupted or limited, which could have a material adverse effect on our business.
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
We have yet to enter into a definitive supply agreement with a third-party contract manufacturer for our RHO-adRP gene therapy product candidate and have only recently begun technology transfer and process development activities to establish our manufacturing capabilities for this product candidate. We have not yet established manufacturing capabilities for any other gene therapies we may investigate, including the lead BEST1 gene therapy product candidate for which we have an option from Penn and UFRF. Gene therapy drug products are complex and difficult to manufacture. A number of factors common to the manufacturing of most biologics and drugs could also cause production issues or interruptions, including raw or starting material variability, shortages or failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our control.
We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. There may also be long lead times to purchase starting materials such as plasmids and cell lines, including starting materials that are GMP compliant. It is often the case that early stage research is conducted with materials that are not manufactured using GMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to GMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. In order to progress the development of our RHO-adRP gene therapy product candidate, the lead BEST1 product candidate for which we have an option from Penn and UFRF or any other gene therapy product candidate we may in-license or acquire, we will need to devote significant time and financial resources to establishing manufacturing processes that are sufficient for IND-enabling preclinical toxicology studies as well as clinical supplies. In addition, because early stage, pilot manufacturing is often done on a small scale, we may face challenges scaling up any early stage manufacturing to the scale necessary to support supply for clinical trials. If we are not able to establish gene therapy manufacturing or related processes in a manner required for further development of our product candidates, our development plans may be delayed or stalled and our business may be materially harmed.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as generic and biosimilar companies, worldwide. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of GA, wet AMD and Stargardt disease. There are a number of pharmaceutical and biotechnology companies that are currently developing product candidates for the treatment of RHO-adRP and there is at least one biotechnology company that is currently developing a product candidate for the treatment of Best disease, two indications for which we are developing novel AAV gene therapy product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. We also will face similar competition with respect to any other products or product candidates that we may seek to develop or commercialize in the future. In particular, many companies are pursuing gene therapy approaches for age-related and orphan retinal diseases.
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
Competitive considerations for Dry AMD and GA:

•
There are a number of products in preclinical research and clinical development by third parties to treat dry AMD, including several that are in development for GA secondary to dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include inflammation suppression, such as complement system inhibitors and corticosteroids, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. Based on publicly available information, we are aware that Apellis Pharmaceuticals, Inc., Novartis AG and MorphoSys AG, Hemera Biosciences, Inc., Achillion Pharmaceuticals, Inc. and Catalyst Biosciences, Inc. each have complement inhibitors in development, the most advanced of which we believe is Apellis's pegylated, synthetic peptide targeting complement factor C3. Following positive Phase 2 results for its complement factor C3 product candidate, Apellis announced in September 2018 that it dosed the first patient in a Phase 3 program for this product candidate. If Apellis's Phase 3 program for its complement factor C3 product candidate is successful, it is likely that Apellis may obtain marketing approval for its product candidate in advance of when we could reasonably expect marketing approval for Zimura or a product candidate from our HtrA1 inhibitor program in GA, if at all. Moreover, based on publicly available information, we are aware that several other companies have announced development programs for the treatment of dry AMD or GA targeting different mechanisms of action outside of the complement system.

Competitive considerations for wet AMD:

•
There are a number of products in preclinical research and clinical development by third parties to treat wet AMD. Based on publicly available information, we are aware that multiple mechanisms of action are in clinical or preclinical development for wet AMD, including angiopoietin-2 inhibitors, tyrosine kinase inhibitors, integrin inhibitors, novel VEGF inhibitors and complement inhibitors, as well as a few remaining PDGF inhibitors. Within the complement system, we are aware that Apellis is planning a Phase 1b/2 clinical trial with their C3 inhibitor in combination with anti-VEGF therapy. Allergan announced in July 2018 positive top-line results for two Phase 3 trials of its and Molecular Partners AG's anti-VEGF abicipar pegol for treatment-naïve patients with wet AMD, and an additional open-label trial is underway with results expected during the first half of 2019. Based on publicly available data, Novartis also remains on track to file for marketing approval of its anti-VEGF brolucizumab by the end of 2018.

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
Competitive considerations for RHO-adRP:

•
There are a number of products in preclinical research by third parties to treat RHO-adRP. Based on publicly available information, we are aware that Telethon Foundation and Columbia University each have early stage gene therapy development programs in RHO-adRP. Recently, ProQR Therapeutics N.V. announced it would pursue development of an early stage RNA-based therapeutic for RHO-adRP.

Competitive considerations for Best disease:

•	Based on publicly available information, we are aware that Nightstar Therapeutics plc has a preclinical AAV gene therapy program in Best disease.
In the case of orphan diseases such as Stargardt disease, RHO-adRP or Best disease, should we be successful in development, our commercialization efforts may rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act. The Orphan Drug Act only provides exclusivity periods for the specific drug granted orphan designation for a specific indication. In addition, there are limited circumstances under each of the Orphan Drug Act and the Hatch-Waxman Act that could result in our loss of data and marketing exclusivity, which could allow a competitor to enter the market. Failure to maintain either data or market exclusivity period would have a material adverse effect on our ability to commercialize our product candidates.

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
Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-

party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Trump Administration. For example, the Trump Administration has expressed an interest in authorizing and/or directing the Center for Medicare & Medicaid Service or other agencies of the U.S. government to negotiate prices for drugs covered by Medicare directly with pharmaceutical companies. If this were to occur, especially for wet AMD drugs where a large portion of the patient population is over the age of 65 and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. Moreover, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.
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
Part of our pipeline expansion strategy involves collaborative sponsored research to be performed by third-party research institutions. Although we seek to direct this research and advise on the design of these projects as well as critical development decisions, this research is being performed by individuals that are not our employees and the timeline and quality of the research efforts are outside of our direct control. Academic investigators and other researchers may have different priorities than we do as a biopharmaceutical drug development company. Confidential information and new inventions derived from these research efforts may be disclosed through publications or other means prior to our being able to protect such intellectual property through the filing of patent applications. Our third-party research partners may not be able to obtain or maintain full ownership of inventions that are derived from the research or associated rights, which may limit their ability to provide us with a license to all relevant intellectual property on terms and conditions that are acceptable to us. Even if our collaborative research efforts yield promising results or new technological advances, they may not ultimately result in our being able to protect, develop or exploit the resulting intellectual property.
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
We contract with third parties for the manufacture of our product candidates for clinical trials and expect to continue to do so in connection with any potential commercialization of these product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates and have limited personnel with manufacturing experience. We currently rely upon and expect to continue to rely upon third-party contract manufacturers to manufacture preclinical and clinical supplies of product candidates we are developing or may develop and commercial supplies of products if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of the product candidates that we are developing or may develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure or differing priorities on the part of our existing or future manufacturers could delay clinical development or marketing approval.
We currently rely exclusively upon a single third-party manufacturer to provide supplies of Zimura drug substance and a different single third-party manufacturer to provide fill/finish services for Zimura. We do not currently have any contractual commitments for the supply of Zimura drug substance. We also do not currently have arrangements in place for redundant supply or a second source for drug substance for Zimura or for a redundant supply or a second source for fill/finish services. We purchase the polyethylene glycol, or PEG, reagent used to modify the chemically synthesized aptamer in Zimura on a purchase order basis from a single third-party supplier. We do not currently have any contractual commitments for supply of the PEG reagent we use for Zimura. We are in the process of establishing manufacturing capabilities with a single third-party contract manufacturer for our RHO-adRP gene therapy product candidate and expect to rely on sole-source suppliers for certain starting materials to be used in the manufacture of such product candidate. We have no experience manufacturing, or contractual commitments for the supply of, any of the compounds in our HtrA1 inhibitor program. The prices for manufacturing activities that are not yet contractually committed may vary substantially over time and adversely affect our financial results. Furthermore, we and our contract manufacturers currently rely and may in the future rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of our product candidates. For the foreseeable future, we expect to continue to rely on third-party manufacturers for any manufacturing needs for our research and development programs.
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
We depend on licenses and sublicenses for development and commercialization rights to Zimura and our RHO-adRP gene therapy product candidate. These license arrangements, as well as the Inception 4 Merger Agreement, impose diligence obligations on us. We may enter into similar arrangements with respect to future product candidates, including any license agreement we enter into with Penn and UFRF for the BEST1 gene therapy product candidates for which we hold an option. Termination of licenses or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.
We are party to a license agreement with Archemix on which we depend for rights to Zimura and a separate license agreement with UFRF and Penn on which we depend for rights to our RHO-adRP gene therapy product candidate. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including Europe, Japan and such other markets where it would be commercially reasonable to do so. Under the license agreements for our product candidates we would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right. The Inception 4 Merger Agreement, pursuant to which we acquired our HtrA1 inhibitor program, also imposes certain diligence obligations and milestone payment obligations on us. We expect to enter into acquisition or licensing agreements in the future that would impose similar obligations on us, particularly as we pursue our strategy to potentially acquire or in-license additional products, product candidates or other technologies and expand our product pipeline.
If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to Zimura, our RHO-adRP gene therapy product candidate and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition. In the case of our limited diligence obligations under the Inception 4 Merger Agreement, a potential breach of our obligation to use commercially reasonable efforts to develop an HtrA1 inhibitor could lead to a lawsuit with the former equityholders of Inception 4 and result in potential liability to us of up to $5 million.
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
Certain of our licensed patent rights for Zimura are method-of-treatment patents. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any other of our patents covering Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as Zimura, even if such use infringes any of our method-of-treatment patents.
The lead BEST1 gene therapy product candidate for which we hold an option from Penn and UFRF is not currently covered by a patent or pending patent application. In developing and advancing this product candidate, we may seek to rely on the prospect of generating new intellectual property during development of the product candidate or the potential for non-patent market exclusivity, including regulatory exclusivity as a result of the Orphan Drug Act. If we, together with Penn and UFRF, are unable to generate data to support a patent or patent application to cover this product candidate or if we are unable to obtain non-patent market exclusivity, we may not be able to exclude competitors from marketing an identical or substantially similar product. For our sponsored research agreements and other collaborations with UMMS, Penn and UFRF, we are generally relying on our university collaborators to generate research and data to support new patent applications. The results of any sponsored research are uncertain and the interests of the universities and university researchers are not necessarily aligned with our interests as a commercial entity. The research may generate limited patentable results or data, or none at all. Furthermore, the universities generally control the filing, prosecution and maintenance of any patents or patent applications resulting from the sponsored research. Therefore, we may not be able to obtain any patent or other exclusivity protections as a result of our collaborative gene therapy sponsored research programs, which could materially diminish or eliminate the value of these programs.
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
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, because we acquired rights to our product candidates from third parties, we must rely upon these third parties and their successors' practices, and those of their predecessors, with regard to the assignment of intellectual property therein, including the intellectual property rights protecting the HtrA1 inhibitors we acquired in the Inception 4 acquisition transaction. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
In addition to seeking patents for some of our technology and products, we also rely upon trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have executed such agreements with each party that may have or have had access to our trade secrets. Moreover, because we acquired certain rights to Zimura from Archemix, we must rely upon Archemix's and its successors' practices, and those of its predecessors, with regard to the protection of Zimura-related trade secrets before we acquired it. Similarly, because we acquired our HtrA1 inhibitor program through the acquisition of Inception 4, we must rely upon Inception 4's practices with regard to the protection of trade secrets and intellectual property rights for the period prior to our acquisition of Inception 4. Any party with whom we or they have executed a non-disclosure and confidentiality agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our proprietary information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems.
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
In general, the FDA and similar regulatory authorities outside the United States require two adequate and well-controlled clinical trials demonstrating safety and effectiveness for marketing approval for an ophthalmic pharmaceutical product. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely upon third-party CROs to assist us in this process. Securing marketing approval requires obtaining positive safety and efficacy data from required clinical trials, as well as the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing processes to, and inspection of manufacturing facilities by, the relevant regulatory authorities. The FDA or other regulatory authorities may determine that a product candidate that we may develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. In the case of Zimura for the treatment of wet AMD or IPCV, the FDA or other regulatory authority may limit the approval of Zimura to use with only specified anti-VEGF drugs that are approved for the treatment of wet AMD or IPCV rather than with all anti-VEGF drugs. Such limitation could limit sales of Zimura for the treatment of wet AMD or IPCV.
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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity is unclear in the context of gene therapies, and the FDA has issued draft guidance suggesting minor variations in the construct of a gene therapy that lead to improvements in safety or efficacy may result in the determination that a drug is a "different drug". In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities, both within and outside Europe.
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
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. In August 2018, the President signed another Executive Order further loosening regulations on the use of short-term health insurance. In October 2017, the Administration announced that it would discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.
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
In addition, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the Department of Health and Human Services will:

•	take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies;

•	advance biosimilars and generics to boost price competition;

•	evaluate the inclusion of prices in drug makers’ ads to enhance price competition;

•	speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers;

•	avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid;

•	work to give Part D plan sponsors more negotiation power with drug makers;

•	examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans;

•	improve the design of the Part B Competitive Acquisition Program;

•	update Medicare’s drug-pricing dashboard to increase transparency;

•	prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and

•	require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Risks Related to Employee Matters and Managing Our Operations
We completed a substantial reduction in personnel, the effects of which could disrupt our operations. In addition, we may experience difficulties in retaining key employees.
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

Furthermore, replacing any such executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, pipeline expansion and commercialization strategies, including retaining key consultants previously used by Inception 4 for our HtrA1 inhibitor program. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to strategically attract or retain high quality personnel as we implement our new business plan, our ability to pursue our development strategy would be limited.

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
For example, following our announcement of initial, top-line results from the first two of our pivotal Fovista trials for the treatment of wet AMD, the closing price of our common stock declined from $38.77 on December 9, 2016 to $5.29 on December 12, 2016 and declined further thereafter. The closing price of our common stock was $2.26 on October 31, 2018. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. We and certain of our current and former executive officers have been named as defendants in purported class action lawsuits following our announcement of the initial, top-line results. See “Part II, Item 1—Legal Proceedings” and “—Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.
If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We issued 5,044,201 shares of our common stock to the former equityholders of Inception 4 as upfront consideration for the Inception 4 Merger, and have agreed to issue up to 130,526 additional shares following finalization of certain post-closing purchase price adjustments. These shares are subject to lock-up restrictions, which will expire with respect to 50% of such shares, six months following completion of the acquisition and with respect to the remaining 50% of such shares, 12 months following completion of the acquisition, following which such shares may be freely sold and traded, subject to volume, notice and manner of sale restrictions under Rule 144 in the case of our affiliates. Moreover, we have agreed to use commercially reasonable efforts, subject to specified conditions, to register these shares, following which the volume, notice and manner of sale restrictions under Rule 144 will not apply. We may issue additional shares to the former equityholders of Inception 4 in the event that we achieve certain clinical and regulatory milestones in relation to our HtrA1 inhibitor program.
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
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the SEC on September 9, 2013)

3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the SEC on September 9, 2013)

10.1
Sales Agreement by and between Cowen and Company, LLC and the Registrant dated August 1, 2018 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-226497) filed with the SEC on August 1, 2018)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017, (ii) Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2018 and 2017, (iii) Statements of Cash Flows (unaudited) for nine month periods ended September 30, 2018 and 2017 and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPHTHOTECH CORPORATION

Date: November 2, 2018	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)

F-1