Form 10-Q
period 2019-03-31
IVERIC bio, Inc.
filed 2019-05-08
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36080
IVERIC bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8185347 (I.R.S. Employer Identification No.)

One Penn Plaza, 35th Floor New York, NY (Address of principal executive offices)	10119 (Zip Code)

(212) 845-8200
(Registrant's telephone number, including area code)

Ophthotech Corporation
(Former name, former address and former fiscal year, if changed since last report)

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

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ISEE	The Nasdaq Global Select Market
As of May 6, 2019 there were 41,477,420 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the potential benefits of our business plan and strategy to develop IC-100, our gene therapy product candidate for rhodopsin-mediated autosomal dominant retinitis pigmentosa, and IC-200, our gene therapy product candidate for Best vitelliform macular dystrophy and other bestrophinopathies, to develop Zimura® (avacincaptad pegol) in geographic atrophy secondary to dry age-related macular degeneration and autosomal recessive Stargardt disease, to progress the development of our HtrA1 inhibitor program in geographic atrophy secondary to dry age-related macular degeneration, and to potentially further expand our product pipeline, including through our collaborative gene therapy sponsored research programs;

•	our expectations related to our use of available cash;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•
the timing, costs, conduct and outcome of our ongoing and planned research and preclinical development activities, including statements regarding the timing of the initiation of and completion of these activities, and the costs to obtain and timing of receipt of results from, and the completion of, such activities;

•
the timing, costs, conduct and outcome of our ongoing clinical trials, including statements regarding the timing of the completion of such trials, and the costs to obtain and timing of receipt of initial results from, and the completion of, such trials;

•	our ability to establish and maintain arrangements for the manufacture of our product candidates;

•	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;

•
our ability to in-license or acquire additional product candidates or technologies to treat retinal diseases and the timing, costs, conduct and outcome of research and preclinical development or clinical trials we undertake for these newly in-licensed or acquired assets;

•
the potential advantages of our product candidates and other technologies that we are pursuing, including the advantages and limitations of gene therapy, including use of "minigenes", inhibition of the complement system and HtrA1, and other mechanisms of action in which we are pursuing development of our product candidates;

•	our estimates regarding the potential market opportunity for our product candidates;

•	our sales, marketing and distribution capabilities and strategy;

•	the rate and degree of potential market acceptance and clinical utility of our product candidates, if approved;

•	the potential receipt of revenues from future sales of our product candidates, if approved;

•	our intellectual property position;

•	the impact of existing and new governmental laws and regulations; and

•	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the "Risk Factors" section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, licenses, dispositions, joint ventures or investments we may make.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$116,639	$131,201
Prepaid expenses and other current assets	2,395	2,086
Total current assets	119,034	133,287
Property and equipment, net	292	335
Right-of-use asset, net	1,230	—
Income tax receivable, non-current	3,529	3,529
Other assets	11	14
Total assets	$124,096	$137,165
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$5,910	$7,337
Accounts payable and accrued expenses	2,987	5,869
Lease liability	985	—
Total current liabilities	9,882	13,206
Lease liability, non-current	245	—
Total liabilities	10,127	13,206
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 41,453,070 and 41,397,197 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	41	41
Additional paid-in capital	548,096	545,585
Accumulated deficit	(434,168)	(421,667)
Total stockholders' equity	113,969	123,959
Total liabilities and stockholders' equity	$124,096	$137,165

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$7,685	$7,686
General and administrative	5,481	5,645
Total operating expenses	13,166	13,331
Loss from operations	(13,166)	(13,331)
Interest income	670	473
Other expense	—	(16)
Loss before income tax provision	(12,496)	(12,874)
Income tax provision	5	199
Net loss	$(12,501)	$(13,073)
Comprehensive loss	$(12,501)	$(13,073)
Net loss per common share:
Basic and diluted	$(0.30)	$(0.36)
Weighted average common shares outstanding:
Basic and diluted	41,427	36,153

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	41,397	$41	$545,585	$(421,667)	$123,959
Issuance of common stock under employee stock compensation plans	—	—	56	—	41	—	41
Share-based compensation	—	—	—	—	2,470	—	2,470
Net loss	—	—	—	—	—	(12,501)	(12,501)
Balance at March 31, 2019	—	$—	41,453	$41	$548,096	$(434,168)	$113,969

Balance at December 31, 2017	—	$—	36,110	$36	$522,759	$(484,754)	$38,041
Issuance of common stock under employee stock compensation plans	—	—	54	—	27	—	27
Share-based compensation	—	—	—	—	3,082	—	3,082
Net loss	—	—	—	—	—	(13,073)	(13,073)
Balance at March 31, 2018	—	$—	36,164	$36	$525,868	$(497,827)	$28,077

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	(12,501)	$(13,073)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	43	50
Deferred income taxes	—	233
Share-based compensation	2,470	3,082
Changes in operating assets and liabilities:
Income tax receivable	—	1,387
Prepaid expense and other current assets	(309)	310
Other assets	3	(16)
Accrued research and development expenses	(1,427)	212
Accounts payable and accrued expenses	(2,882)	(4,273)
Net cash used in operating activities	(14,603)	(12,088)
Investing Activities
Net cash provided by (used in) investing activities	—	—
Financing Activities
Proceeds from employee stock plan purchases	41	27
Net cash provided by financing activities	41	27
Net change in cash and cash equivalents	(14,562)	(12,061)
Cash and cash equivalents
Beginning of period	131,201	166,972
End of period	$116,639	$154,911
Supplemental disclosure of cash paid
Income tax refunds received	$—	$(1,425)

   The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
1. Business
Description of Business and Organization
IVERIC bio, Inc. (the “Company”), formerly Ophthotech Corporation, was incorporated on January 5, 2007, in Delaware. The Company is a science-driven biopharmaceutical company with a focus on discovering and developing novel gene therapy solutions to treat orphan inherited retinal diseases ("IRDs") with unmet medical needs. The Company recently changed its name from Ophthotech Corporation to IVERIC bio, Inc. to reflect the transition of its business to focus principally on gene therapies. The Company believes that gene therapy as a treatment modality, especially gene therapies using adeno-associated virus ("AAV") for gene delivery, holds tremendous promise for retinal diseases. The Company also continues to develop its therapeutic programs, including its ongoing clinical trials for its C5 complement inhibitor Zimura® (avacincaptad pegol) for an age-related retinal disease and for an orphan IRD.
The Company's gene therapy portfolio consists of several ongoing research and preclinical development programs that use AAV for gene delivery. These AAV gene therapy programs are targeting the following orphan IRDs:

•	rhodopsin-mediated autosomal dominant retinitis pigmentosa ("RHO-adRP"), which is characterized by progressive and severe bilateral loss of vision leading to blindness;

•
Best vitelliform macular dystrophy ("Best disease"), which is characterized by bilateral egg yolk-like lesions in the central portion of the retina (the "macula") that, over time, progress to atrophy and loss of vision, and potentially other diseases associated with mutations in the Best1 gene ("bestrophinopathies");

•	Leber congenital amaurosis type 10 ("LCA10"), which is characterized by severe bilateral loss of vision at or soon after birth; and

•	autosomal recessive Stargardt disease, which is characterized by progressive damage to the macula and retina, leading to loss of vision in children and young adults.
The Company's therapeutics portfolio consists of Zimura and its program of High temperature requirement A serine peptidase 1 protein ("HtrA1") inhibitors. The Company has Phase 2b clinical trials ongoing evaluating Zimura for the treatment of:

•
geographic atrophy ("GA"), which is a late-stage form of dry age-related macular degeneration ("AMD") characterized by retinal cell death and degeneration of tissue in the macula, and which may result in loss of vision; and

•	autosomal recessive Stargardt disease.
The Company previously also evaluated Zimura in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor ("anti-VEGF") agent, for the treatment of wet AMD, for which it completed a Phase 2a clinical trial during the fourth quarter of 2018. The Company does not currently have plans to develop Zimura further in wet AMD. The Company's HtrA1 inhibitor program, which it is developing for GA secondary to dry AMD and potentially other age-related retinal diseases, is in the preclinical stage of development.

The Company's business development efforts have resulted in the expansion of its research and development pipeline and the transition of the Company to focus principally on gene therapy. The Company initiated its gene therapy sponsored research programs with the University of Massachusetts Medical School ("UMMS") in February 2018, in-licensed its novel AAV gene therapy product candidate for the treatment of RHO-adRP ("IC-100") from the University of Florida Research Foundation ("UFRF") and the University of Pennsylvania ("Penn") in June 2018 and in-licensed its novel AAV gene therapy product candidate for the treatment of Best disease and other bestrophinopathies ("IC-200") from Penn and UFRF in April 2019 (See "Note 10—Subsequent Event" for a description of this in-license transaction). The Company also acquired its HtrA1 inhibitor program through the acquisition of Inception 4, Inc. ("Inception 4") in October 2018.

2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on February 28, 2019.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
As of March 31, 2019, the Company had cash and cash equivalents of approximately $116.6 million.
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
Concentration of Suppliers
The Company currently relies exclusively upon a single third-party contract manufacturer for IC-100 and IC-200, and expects to rely on sole-source suppliers for certain starting materials to be used in the manufacture of such product candidates. The Company currently relies exclusively upon a single third-party manufacturer to provide supplies of the drug substance for Zimura on a purchase order basis. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply it with the polyethylene glycol reagent used to manufacture Zimura on a purchase order basis. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of its product candidates. The Company currently relies upon a single third-party contract manufacturer to produce small quantities of the active pharmaceutical ingredient for its HtrA1 inhibitors. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.

Foreign Currency Translation
The Company considers the U.S. dollar to be its functional currency. Expenses denominated in foreign currencies are translated at the exchange rate on the date the expense is incurred. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is included in the Consolidated Statements of Operations and Comprehensive Loss. Foreign exchange transaction gains and losses are included in the results of operations and are not material in the Company's financial statements.
Financial Instruments
Cash equivalents and available for sale securities are reflected in the accompanying financial statements at fair value. The carrying amount of accounts payable and accrued expenses, including accrued research and development expenses, approximates fair value due to the short-term nature of those instruments.
Leases
The Company has leased its office space and has entered into various other agreements in conducting its business. At inception, the Company determines whether an agreement represents a lease and at commencement evaluates each lease agreement to determine whether the lease is an operating or financing lease. Some of the Company's lease agreements have contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses, although its remaining outstanding lease for its principal offices has no further options, allowances, holidays or clauses. As described below under "Recently Adopted Accounting Pronouncements," the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) as of January 1, 2019.
Pursuant to ASU 2016-02, all of the Company's leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, the Company recorded an operating lease right-of-use asset and an operating lease liability on its Consolidated Balance Sheet. Right-of-use lease assets represent the Company's right to use the underlying asset for the lease term and the lease obligation represents the Company's commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit discount rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all office lease agreements the Company combines lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheet.
Prior to the adoption of ASU 2016-02, when the Company's lease agreements contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses, the Company recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the Company's Consolidated Statements of Operations over the term of each lease. In cases where the lessor granted the Company leasehold improvement allowances that reduced the Company's lease expense, the Company capitalized the improvements as incurred and recognized deferred rent, which was amortized over the shorter of the lease term or the expected useful life of the improvements.
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
Research and Development
The Company's research and development expenses primarily consist of costs associated with the manufacturing, development and clinical testing of Zimura, costs associated with the preclinical development of IC-100 and IC-200, including related sponsored research with Penn, and costs associated with the Company's ongoing gene therapy sponsored research programs with UMMS. The Company's research and development expenses consist of:

•
external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations ("CROs"), and contract development and manufacturing organizations ("CDMOs") and other vendors for the production of drug substance and drug product; and

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
Share-Based Compensation
The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors, including employee stock options, restricted stock units (“RSUs”) and options granted to employees to purchase shares under the 2016 Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of estimated forfeitures. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period only when the performance-based milestone is deemed probable of achievement. If performance-based milestones are later determined not to be probable of achievement, then all previously recorded stock-based compensation expense associated with such options will be reversed during the period in which the Company makes this determination.
Prior to January 1, 2019, stock-based compensation awarded to non-employees was subject to revaluation over its vesting terms. Subsequent to the adoption of ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees.
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

The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Expected common stock price volatility	86%	81%
Risk-free interest rate	2.50%-2.54%	2.39%-2.65%
Expected term of options (years)	6.2	5.9
Expected dividend yield	—	—
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Publicly-traded business entities should apply the amendments in ASU 2016-2 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all publicly-traded business entities and all nonpublicly-traded business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. On January 1, 2019 the Company adopted this guidance utilizing the simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected to adopt the package of practical expedients permitted in Accounting Standards Codification Topic 842, or ASC 842. Accordingly, the Company continues to account for its existing operating leases as operating leases under the new guidance, without reassessing whether the contracts contain a lease under ASC 842 or whether classification of the operating leases would be different under ASC Topic 842.
As a result of the adoption, the Company recognized, as of the beginning of the period of adoption, right-of-use assets and lease liabilities of approximately $1.5 million, which represents the present value of its remaining lease payments using a weighted average estimated incremental borrowing rate of 6%, on its Consolidated Balance Sheet. The adoption of this standard did not have a material impact on the Company’s results of operations for the period ended March 31, 2019.
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. During the three months ended March 31, 2019, the Company adopted this guidance. The adoption did not have a material impact on its financial statements for the period ended and as of March 31, 2019.

Recent Accounting Pronouncements
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

	Three Months Ended March 31,
	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(12,501)	$(13,073)
Weighted average common shares outstanding - basic and dilutive	41,427	36,153
Net loss per share of common stock - basic and diluted	$(0.30)	$(0.36)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options outstanding	5,844	5,021
Restricted stock units	664	228
Total	6,508	5,249

4. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company had cash and cash equivalents of approximately $116.6 million and $131.2 million, respectively. Cash and cash equivalents included cash of $4.1 million at March 31, 2019 and $4.4 million at December 31, 2018. Cash and cash equivalents at March 31, 2019 and December 31, 2018 included $112.5 million and $126.8 million, respectively, of investments in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at March 31, 2019 or at December 31, 2018, respectively.
The Company believes that its existing cash and cash equivalents as of March 31, 2019 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months.

5. Share-Based Compensation

Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the "2013 Plan"), annual increases have resulted in the addition of an aggregate of approximately 8,554,000 additional shares to the 2013 Plan, including for 2019, an increase of approximately 1,656,000 shares, or approximately 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2019. As of March 31, 2019, the Company had approximately 2,544,000 shares available for grant under the 2013 Plan.

As of March 31, 2019, there were 920,707 shares available for future purchases under the ESPP.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended March 31,
	2019	2018
Stock options	$1,622	$2,132
Restricted stock units	821	946
Employee stock purchase plan	27	4
Total	$2,470	$3,082
The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$1,170	$1,440
General and administrative	1,300	1,642
Total	$2,470	$3,082
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of March 31, 2019 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2018	5,903	$13.72
Granted	52	$1.27
Forfeited	(111)	$31.46
Outstanding, March 31, 2019	5,844	$13.27
Vested and exercisable, March 31, 2019	2,833	$22.68
Vested and expected to vest, March 31, 2019	5,603	$13.65
As of March 31, 2019, there were approximately $7.8 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 1.9 years.

RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of March 31, 2019 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	679	$15.61
Awarded	10	$1.38
Vested	(25)	$60.50
Forfeited	—	$—
Outstanding, March 31, 2019	664	$13.82
Outstanding, Expected to vest	543	$8.22

As of March 31, 2019, there were approximately $2.8 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 1.6 years. The total grant date fair value of the RSUs that vested during the three months ended March 31, 2019 was $31.0 thousand.

ESPP

As of March 31, 2019, there were 920,707 shares available for future purchases under the ESPP. There were 31,522 shares of common stock issued under the ESPP during the three months ended March 31, 2019. Cash proceeds from ESPP purchases were $42 thousand during the three months ended March 31, 2019. There were 12,229 shares of common stock issued under the ESPP during the three months ended March 31, 2018. Cash proceeds from ESPP purchases were $27 thousand during the three months ended March 31, 2018.

6. Income Taxes
For the three months ended March 31, 2019, the Company recorded a de minimis provision for income taxes. For the three months ended March 31, 2018, the Company recorded a provision for income taxes of $0.2 million primarily to reflect a reduction in the amount of deferred tax assets expected to be realized in the future.
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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$93,761	$—	$—
Investments in investment-grade corporate debt securities*	$—	$18,731	$—
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$97,402	$—	$—
Investments in Corporate debt securities	$—	$29,425	$—

*	Investments in money market funds and investment-grade corporate debt securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2019.
The Company held no available for sale securities at March 31, 2019 or at December 31, 2018.
8. Operating Leases
The Company leases office space located in New York, New York and Princeton, New Jersey under non-cancelable operating lease arrangements. The lease for the Company's New York office space expires at the end of June 2020, whereas the sublease for the Company's Princeton office space expires in March 2020. As of January 1, 2019, the Company recognized right-of-use assets and lease liabilities of approximately $1.5 million, which represents the present value of its remaining lease payments using a weighted average estimated incremental borrowing rate of 6%.
For the three months ended March 31, 2019, lease and rent expense was $0.3 million. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $0.3 million for the three months ended March 31, 2019. At March 31, 2019, the Company's operating leases had a weighted average remaining lease term of 1.2 years.

The following presents the maturity of the Company's operating lease liabilities as of March 31, 2019:

March 31, 2019
Remainder of 2019	$780
2020	504
Total remaining obligation	1,284
Less imputed interest	(54)
Present value of lease liabilities	$1,230
9. Commitments and Contingencies
Zimura - Archemix Corp.
The Company is party to an agreement with Archemix Corp., or Archemix, under which the Company in-licensed rights in certain patents, patent applications and other intellectual property related to Zimura and pursuant to which the Company may be required to pay sublicense fees and make milestone payments (the "C5 License Agreement"). Under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make payments to Archemix of up to an aggregate of $57.5 million if the Company achieves specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $24.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, the Company is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if the Company achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
IC-100 - University of Florida and the University of Pennsylvania
Under its exclusive license agreement with UFRF and Penn for rights to IC-100, the Company is obligated to make payments to UFRF, for the benefit of Penn and UFRF (together, the "Licensors"), of up to an aggregate of $23.5 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to a licensed product and up to an aggregate of an additional $70.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a low single-digit percentage of net sales of licensed products. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a double-digit percentage of specified non-royalty payments the Company may receive from any third-party sublicensee of the licensed patent rights. Further, if the Company receives a rare pediatric disease priority review voucher from the U.S. Food and Drug Administration ("FDA") in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate, the Company will be obligated to pay UFRF, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UFRF, for the benefit of the Licensors, a low double-digit percentage of any consideration received from such third party in connection with such sale.
HtrA1 Inhibitors - Former Equityholders of Inception 4
Under the agreement and plan of merger pursuant to which the Company acquired Inception 4 (the "Inception 4 Merger Agreement"), the Company is obligated to make payments to the former equityholders of Inception 4 of up to an aggregate of $105 million, subject to the terms and conditions of the Inception 4 Merger Agreement, if the Company achieves certain specified clinical and regulatory milestones with respect to a product candidate from its HtrA1 inhibitor program, with $45 million of such potential payments relating to GA and $60 million of such potential payments relating to wet AMD. Under the Inception 4 Merger Agreement, the Company does not owe any commercial milestones or royalties based on net sales. The future milestone payments will be payable in the form of shares of the Company's common stock, calculated based on the price of its common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued in connection with the acquisition, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of the Company's common stock as of the close of business on the business day prior to the closing date of the Inception 4 acquisition, and will be payable in cash thereafter. The Inception 4 Merger Agreement also includes customary indemnification obligations to the former equityholders of Inception 4, including for breaches of the representations and warranties, covenants and agreements of the Company and its subsidiaries (other than Inception 4) in the Inception 4 Merger Agreement.
Employment Contracts
The Company also has letter agreements with certain employees that require the funding of a specific level of payments if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by the Company without cause, occur.
 Contract Service Providers
In addition, in the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of the Company’s research and development and manufacturing activities. Expenditures to CROs and CDMOs represent significant costs in preclinical and clinical development. Subject to required notice periods and the Company’s obligations under binding purchase orders and any cancellation fees that the Company may be obligated to pay, the Company can elect to discontinue the work under these agreements at any time.
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
On February 7, 2018, a shareholder derivative action was filed against the members of the Company’s Board of Directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that the defendants breached their fiduciary duties to the Company by adopting a compensation plan that overcompensates the non-employee members of the Company's board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that the defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages, on behalf of the Company, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. The Company filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, the plaintiff filed an amended complaint. On June 25, 2018, the Company filed a renewed motion to dismiss this case. On December 3, 2018, the parties filed a stipulation of settlement that contemplates that the Company will adopt certain compensation-related governance reforms and does not obligate the defendants or the Company to pay any monetary damages. The court approved the settlement at a hearing on March 12, 2019. As part of the settlement, the Company agreed to pay approximately $300,000 in fees and costs to plaintiff's counsel. As contemplated by the settlement, the Company's board of directors adopted certain compensation-related governance reforms, including a non-employee director compensation policy, which is being proposed for approval by the Company's stockholders at its 2019 annual meeting.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. That motion is fully briefed.

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
10. Subsequent Event

IC-200: BEST1 License Agreement

On April 11, 2019, the Company entered into an exclusive global license agreement (the "BEST1 License Agreement") with Penn and UFRF. The Company entered into the BEST1 License Agreement by exercising its exclusive option rights under an option agreement that the Company previously entered into with the Licensors in October 2018. Under the BEST1 License Agreement, the Licensors granted the Company a worldwide, exclusive license under specified patent rights and specified know-how and a worldwide, non-exclusive license under other specified know-how to research, develop, manufacture and commercialize certain AAV gene therapy products, including IC-200, for the treatment of Best disease and other bestrophinopathies.

In May 2019, the Company paid Penn, for the benefit of the Licensors, a $0.2 million upfront license issuance fee, which the Company recorded as a research and development expense, and paid UFRF accrued patent prosecution expenses of approximately $18 thousand, which the Company recorded as a general and administrative expense.  The Company has also agreed to pay Penn, for the benefit of the Licensors, an annual license maintenance fee in the low double-digit thousands of dollars, which fee will be payable on an annual basis until the first commercial sale of a licensed product. In addition, the Company has agreed to pay Penn, for the benefit of the Licensors, a one-time patent grant fee in the low triple-digit thousands of dollars, upon the issuance of a U.S. patent that claims inventions disclosed in the licensed patent rights or know-how or inventions generated under certain related sponsored research agreements with Penn or UFRF, and that is exclusively licensed to the Company. Furthermore, the Company has agreed to reimburse Penn and UFRF for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.

The Company has further agreed to pay Penn, for the benefit of the Licensors, up to an aggregate of $15.7 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to one licensed product, and up to an aggregate of an additional $3.1 million if the Company achieves these same milestones with respect to a different licensed product. In addition, the Company has agreed to pay Penn, for the benefit of the Licensors, up to an aggregate of $48.0 million if the Company achieves specified commercial sales milestones with respect to one licensed product, and up to an aggregate of an additional $9.6 million if the Company achieves these same milestones with respect to a different licensed product.

The Company is also obligated to pay Penn, for the benefit of the Licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by the Company with respect to such licensed product in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to research, develop, manufacture and commercialize the licensed product in such country. The Company’s obligation to pay royalties under the BEST1 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of: (a) the expiration of the last-to-expire licensed patent rights covering the sale of the applicable licensed product in the country of sale, (b) the expiration of regulatory exclusivity covering the applicable licensed product in the country of sale and (c) 10 years from the first commercial sale of the applicable licensed product in the country of sale. Beginning on the earlier of (i) the calendar year following the first commercial sale of a licensed product and (ii) calendar year

2032, the Company is also obligated to pay certain minimum royalties, not to exceed an amount in the mid tens of thousands of dollars on an annual basis, which minimum royalties are creditable against the Company’s royalty obligation with respect to net sales of licensed products due in the year the minimum royalty is paid.

If the Company or any of its affiliates sublicense any of the licensed patent rights to a third party, the Company will be obligated to pay Penn, for the benefit of the Licensors, a high single-digit to a mid-teen percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the sublicensed product at the time the Company or the applicable affiliate enters into the sublicense.

If the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the BEST1 License Agreement, the Company will be obligated to pay Penn, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay Penn, for the benefit of the Licensors, a high single-digit percentage of any consideration received from such third party in connection with such sale.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the "Risk Factors" section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a science-driven biopharmaceutical company with a focus on discovering and developing novel gene therapy solutions to treat orphan inherited retinal diseases, or IRDs, with unmet medical needs. We recently changed our name from Ophthotech Corporation to IVERIC bio, Inc. to reflect the transition of our business to focus principally on gene therapies. We believe that gene therapy as a treatment modality, especially gene therapies using adeno-associated virus, or AAV, for gene delivery, holds tremendous promise for retinal diseases. We also continue to develop our therapeutic programs, including our ongoing clinical trials for our C5 complement inhibitor Zimura® (avacincaptad pegol) for an age-related retinal disease and for an orphan IRD. If data from our Zimura clinical trials are positive, we may seek partnering opportunities for further clinical development of Zimura.
Our team has significant drug development experience in retinal diseases, including designing and executing investigational new drug, or IND, -enabling studies and clinical trials, and we are continuing to build our internal and external capabilities, especially in the preclinical development, clinical development and manufacture of gene therapies. We also have deep relationships with global ophthalmology thought leaders, including those at a number of leading academic research institutions with which we have developed collaborative relationships, and an extensive network of ophthalmic clinical trial sites. We will seek to leverage these existing relationships as we prepare for potential clinical trials for our gene therapy product candidates. We believe that the combination of these factors provide us a competitive advantage in retinal drug development.
Our gene therapy portfolio consists of several ongoing research and preclinical development programs that use AAV for gene delivery. These AAV gene therapy programs are targeting the following orphan IRDs:

•	rhodopsin-mediated autosomal dominant retinitis pigmentosa, or RHO-adRP, which is characterized by progressive and severe bilateral loss of vision leading to blindness;

•
Best vitelliform macular dystrophy, or Best disease, which is characterized by bilateral egg yolk-like lesions in the central portion of the retina, referred to as the macula, which, over time, progress to atrophy and loss of vision, and potentially other diseases associated with mutations in the Best1 gene, which we refer to as bestrophinopathies;

•	Leber congenital amaurosis type 10, or LCA10, which is characterized by severe bilateral loss of vision at or soon after birth; and

•	autosomal recessive Stargardt disease, or STGD1, which is characterized by progressive damage to the macula and retina, leading to loss of vision in children and young adults.
Our therapeutics portfolio consists of Zimura and our program of High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitors. We have Phase 2b clinical trials ongoing evaluating Zimura for the treatment of:

•
geographic atrophy, or GA, which is a late-stage form of dry age-related macular degeneration, or AMD, characterized by retinal cell death and degeneration of tissue in the macula, and which may result in loss of vision; and

•	autosomal recessive Stargardt disease.
We previously also evaluated Zimura in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor, or anti-VEGF, agent for the treatment of wet AMD, for which we completed a Phase 2a clinical trial, which we refer to as the OPH2007 trial, during the fourth quarter of 2018. We do not currently have plans to develop Zimura further in wet AMD. Our

HtrA1 inhibitor program, which we are developing for GA secondary to dry AMD and potentially other age-related retinal diseases, is in the preclinical stage of development.
Gene Therapy Research and Development Programs
IC-100: RHO-adRP Product Candidate
We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP, to which we acquired exclusive development and commercialization rights through a June 2018 license agreement with the University of Florida Research Foundation, or UFRF, and the University of Pennsylvania, or Penn. We and Penn are conducting additional preclinical studies of IC-100 and a natural history study of RHO-adRP patients. In parallel, we have engaged a gene therapy contract development and manufacturing organization, or CDMO, as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-100 and have commenced manufacturing and other IND-enabling activities. Based on current timelines and subject to regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-100 during 2020.
IC-200: Product Candidate for Bestrophinopathies
We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of Best disease and other bestrophinopathies. During the fourth quarter of 2018, we entered into an option agreement for this program and commenced development activities. In April 2019, we acquired exclusive development and commercialization rights to this program by exercising our option and entering into a license agreement with Penn and UFRF. We and Penn are conducting additional preclinical studies of IC-200 and natural history studies of patients with bestrophinopathies. In parallel, we have engaged a gene therapy CDMO as the manufacturer for pre-clinical and Phase 1/2 clinical supply of IC-200 and have commenced manufacturing and other IND-enabling activities. Based on current timelines and subject to regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-200 during the first half of 2021.
University of Massachusetts Medical School Research (LCA10 and STGD1; Gene Delivery Methods)
We are funding three sponsored research programs at the University of Massachusetts Medical School, or UMMS. Two of these programs seek to utilize a "minigene" approach to create AAV gene therapy product candidates targeting LCA10 and STGD1. AAV vectors are generally limited as a delivery vehicle by the size of their genetic cargo, which is restricted to approximately 4,700 base pairs of genetic code. The use of "minigenes" seeks to deliver a smaller but still functional form of a larger gene packaged into a standard-size AAV delivery vector. The third program is evaluating various AAV gene delivery methods for potential application in the eye. We receive results from these sponsored research programs as they become available. UMMS has granted us an option to obtain an exclusive license to any patents or patent applications that result from these sponsored research programs.
Therapeutic Development Programs
Although we are principally focused on gene therapies, we continue to believe therapeutics will serve an important role in drug development for retinal diseases, particularly as treatments with novel mechanisms of action are developed and brought to market and as the long-term effects of these treatments continue to be understood.
Zimura Clinical Programs
Zimura, our C5 complement inhibitor, is a chemically-synthesized, pegylated RNA aptamer. We currently have two clinical trials for Zimura ongoing. These clinical trials are designed to obtain data to guide potential future development efforts and are not intended to be pivotal studies. The following is a brief description of our ongoing trials and their current status:

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

HtrA1 Inhibitor Program
We are pursuing the preclinical development of certain HtrA1 inhibitors, to which we acquired rights through our October 2018 acquisition of Inception 4, Inc., or Inception 4, for the treatment of GA secondary to dry AMD. Our HtrA1 inhibitor program includes a number of lead small molecule compounds that show high affinity and specificity for HtrA1 when tested, as well as a number of backup compounds. We are pursuing formulation development studies with the goal of identifying a formulation for intravitreal application in the eye. If we are successful in identifying and formulating a product candidate from this program, we plan to initiate IND-enabling activities for the selected product candidate. Based on current timelines and subject to successful completion of preclinical development, we are targeting submission of an IND to the U.S. Food and Drug Administration, or FDA, for a product candidate from this program by late 2020.
Research and Development Pipeline
The following table summarizes the current status of our ongoing research and development programs:

Gene Therapy

Indication	Research	Pre-clin.	Phase 1	Phase 2	Phase 3	Planned Milestones
IC-100: RHO-adRP AAV vector						• Plan to initiate Phase 1/2 in **2020**
IC-200: *Best1* Related Retinal Diseases AAV vector						• Plan to initiate Phase 1/2 in **1H 2021**
LCA10 miniCEP290 AAV "minigene" vector						• Research results expected in **2019***
STGD1 miniABCA4 AAV "minigene" vector						• Research results expected in **2020***

*We have an option to exclusively in-license intellectual property resulting from ongoing sponsored research.

Therapeutics

Indication	Research	Pre-clin.	Phase 1	Phase 2	Phase 3	Planned Milestones
GA secondary to Dry AMD Zimura monotherapy**						• Top-line data expected in **4Q 2019**
Stargardt Disease (STGD1) Zimura monotherapy**						• Top-line data expected in **2H 2020**
GA secondary to Dry AMD HtrA1 Inhibitor						• Plan to file IND in late **2020**

Business Development Activities
Since early 2017, we have been pursuing a business development strategy to evaluate available technologies to treat opthalmic diseases, particularly those in the back of the eye, and to explore opportunities to obtain rights to additional products and product candidates employing these technologies. As we evaluated numerous potential opportunities, we have come to believe that gene therapy is a promising treatment modality for retina diseases for which there are significant unmet medical needs. Our efforts have resulted in the expansion of our research and development pipeline and the transition of our company to focus principally on gene therapy. We initiated our gene therapy sponsored research programs with UMMS in February 2018, in-licensed IC-100 in June 2018 and IC-200 in April 2019. We also acquired Inception 4 in October 2018. We expect to continue to evaluate, on a selective basis, opportunities to potentially obtain rights to additional gene therapy product candidates and technologies for retinal diseases. We intend to continue to focus on opportunities that present a compelling scientific rationale, have the potential to address an unmet medical need and present a meaningful commercial opportunity. To the extent feasible, we plan to target opportunities where we believe third-party funding for specific programs or technologies may be available.

Financial Matters
As of March 31, 2019, we had cash and cash equivalents of $116.6 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. We estimate that our year end 2019 cash and cash equivalents will range between $80.0 million and $85.0 million. This estimate is based on our current business plan, including the continued preclinical development of IC-100 and IC-200, the continuation of our ongoing collaborative gene therapy sponsored research programs with UMMS and Penn, the continued clinical development of Zimura, and the continued preclinical development of our HtrA1 inhibitor program. This estimate does not reflect any expenditures resulting from additional sponsored research agreements we may enter into or the potential in-licensing or acquisition of additional product candidates or technologies, including from our ongoing collaborative gene therapy sponsored research programs, or any associated development that we may pursue following any such transaction. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
Our ability to become and remain profitable depends on our ability to generate revenue in excess of our expenses. We do not expect to generate significant product revenue unless, and until, we obtain marketing approval for, and commercialize, any of our product candidates, which, if we are successful, will likely take at least several years. We may be unsuccessful in our efforts to develop and commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Our capital requirements will also depend on many other factors, including whether we decide to acquire or in-license, and subsequently develop, additional product candidates or technologies. We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
Financial Operations Overview
Revenue
As we have no products approved for sale, we do not expect to receive any revenue related to our product candidates until we obtain regulatory approval for and commercialize such products, or until we potentially enter into agreements with third parties for the development and commercialization of our product candidates. If our development efforts for any of our product candidates result in regulatory approval or if we enter into agreements with third parties, we may generate revenue from product sales or from such third parties.
Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and clinical testing of Zimura, costs associated with the preclinical development of IC-100 and IC-200, including related sponsored research with Penn, and costs associated with our ongoing gene therapy sponsored research programs with UMMS. Our research and development expenses consist of:

•
external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations, or CROs, and CDMOs and other vendors for the production of drug substance and drug product; and

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
All research and development expenses are charged to operations as incurred in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 730, Research and Development, or ASC 730. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we record expenses by functional department. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by functional area and by product, as shown below.

The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in thousands)
Zimura	$3,201	$3,975
IC-100: RHO-adRP	848	—
IC-200: Best disease and other bestrophinopathies	145	—
Other gene therapy	248	—
Prior product candidate Fovista	13	29
Personnel-related	1,615	1,881
Share-based compensation	1,170	1,440
Other	445	361
	$7,685	$7,686
We expect our research and development expenses to increase as we pursue the development of IC-100, IC-200, Zimura and our HtrA1 inhibitor program, and in connection with our collaborative gene therapy sponsored research programs. Our research and development expenses may also increase if we commence any new development efforts for any additional product candidates or technologies that we may in-license or acquire.
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
Our costs may exceed our expectations due to unforeseen or other reasons. For example, our costs may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as issues with the retention of enrolled patients or with the availability of drug supply, or in our preclinical development programs, such as if we experience issues with manufacturing or inability to develop formulations, or if we further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the European Medicines Agency, or EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities or build internal research capabilities or pursue internal research efforts. As a result, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.

See the “Liquidity and Capital Resources” section on page 28 of this Quarterly Report on Form 10-Q for more information regarding our current and future financial resources and our expectations regarding our research and development expenses and funding requirements.
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
Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to academic research collaborators, CROs, CDMOs and other vendors in connection with research and development and manufacturing activities.
We base our expenses related to academic research collaborators, CROs and CDMOs on our estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.
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
We apply the fair value recognition provisions of ASC 718, Compensation—Stock Compensation. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period only when the performance-based milestone is deemed probable of achievement. If performance-based milestones are later determined not to be probable of achievement, then all previously recorded stock-based compensation expense associated with such options will be reversed during the period in which we make this determination. Calculating the fair value of share-based awards requires us to make highly subjective assumptions.
Prior to January 1, 2019, share-based compensation awarded to non-employees was subject to revaluation over its vesting terms. Subsequent to the adoption of ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees.
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
We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Expected common stock price volatility	86%	81%
Risk-free interest rate	2.50%-2.54%	2.39%-2.65%
Expected term of options (years)	6.2	5.9
Expected dividend yield	—	—
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
Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $2.5 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had $10.6 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.8 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to decrease in future periods as a result of a decrease in our common stock fair value.

For the three months ended March 31, 2019 and 2018, we allocated share-based compensation as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$1,170	$1,440
General and administrative	1,300	1,642
Total	$2,470	$3,082
Income Taxes
For the three months ended March 31, 2019, we recorded a de minimis provision for income taxes. For the three months ended March 31, 2018, we recorded a provision for income taxes of $0.2 million primarily to reflect a reduction in the amount of deferred tax assets expected to be realized in the future.
The deferred tax assets associated with our losses incurred in 2018 and to date in 2019 have a full valuation allowance recorded against them due to our history of losses and the lack of other positive evidence to support future taxable income against which these losses could be applied. See Note 6 to our financial statements in Part I-Item 1 of this Quarterly Report on Form 10-Q for further information regarding our expectations with respect to our income tax provision.
Results of Operations
Comparison of Three Month Periods Ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	7,685	7,686	(1)
General and administrative	5,481	5,645	(164)
Total operating expenses	13,166	13,331	(165)
Loss from operations	(13,166)	(13,331)	(165)
Interest income	670	473	197
Other expense	—	(16)	(16)
Loss before income tax provision	(12,496)	(12,874)	(378)
Income tax provision	5	199	(194)
Net loss	$(12,501)	$(13,073)	$(572)
Research and Development Expenses
Our research and development expenses were $7.7 million for the three months ended March 31, 2019, which is relatively unchanged compared to $7.7 million for the three months ended March 31, 2018. Research and development expenses for the three months ended March 31, 2019 included a $1.2 million increase in costs resulting from the initiation and expansion of our gene therapy programs. This increase was offset by a $0.8 million decrease in costs associated with our Zimura programs and a $0.5 million decrease in personnel expenses. The decreased costs for our Zimura programs included lower costs related to a decrease in Zimura manufacturing activities and lower clinical trial costs as a result of the completion of the OPH2007 wet AMD trial and the completion of patient enrollment for our OPH2003 dry AMD trial.
General and Administrative Expenses
Our general and administrative expenses were $5.5 million for the three months ended March 31, 2019, a decrease of $0.2 million, compared to $5.6 million for the three months ended March 31, 2018. The decrease in general and administrative expenses for the three months ended March 31, 2019 was primarily due to a decrease in costs to support our operations and infrastructure.

Interest Income
Interest income for the three months ended March 31, 2019 was $0.7 million compared to interest income of $0.5 million for the three months ended March 31, 2018. The increase in interest income was the result of an increase in interest rates and a change in the mix of our investment portfolio, which previously only included investments in money market funds and now includes investment in certain investment-grade corporate debt securities with original maturities of 90 days or less, partially offset by a decrease in cash balances available for investment.
Income Tax Provision
For the three months ended March 31, 2019, we recorded a de minimis provision for income taxes. For the three months ended March 31, 2018, we recorded a provision for income taxes of $0.2 million, which primarily related to a reduction in the amount of deferred tax assets that we expected to be realized in the future.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, funds we received under a prior licensing and commercialization agreement with Novartis Pharma, AG for Fovista, and the approximately $6.1 million in cash that we received in connection with our acquisition of Inception 4.
We currently have an effective universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, to register for sale from time to time up to $150.0 million of common stock, preferred stock, debt securities, depositary shares, warrants and/or units in one or more registered offerings, of which $50.0 million may be offered, issued and sold under an “at-the-market” Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC. We have not yet issued and sold any shares of our common stock under the ATM Agreement.
Cash Flows
As of March 31, 2019, we had cash and cash equivalents totaling $116.6 million and no debt. We currently have invested our cash and cash equivalents in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(14,603)	$(12,088)
Investing Activities	—	—
Financing Activities	41	27
Net change in cash and cash equivalents	$(14,562)	$(12,061)
Cash Flows from Operating Activities
Net cash used in operating activities in the three months ended March 31, 2019 related primarily to net cash used to fund our research and development activities for Zimura, IC-100 and our other gene therapy programs and to support our general and administrative operations. Net cash used in operating activities in the three months ended March 31, 2018 related primarily to net cash used to fund our research and development activities for Zimura and to support our general and administrative operations.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.

Cash Flows from Investing Activities
We had no net cash provided by investing activities for the three months ended March 31, 2019 and March 31, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities was $41 thousand for the three months ended March 31, 2019 and $27 thousand for the three months ended March 31, 2018 and related to purchases made under our employee stock purchase plan.
Funding Requirements
Our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, Zimura is in clinical development, and we are funding sponsored research programs that are ongoing at UMMS and Penn. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with UFRF and Penn with respect to IC-100 and IC-200, Archemix Corp. with respect to Zimura and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us in connection with our achievement of specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100 and IC-200. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:

•	continue the development of IC-100 and IC-200 and pursue our collaborative gene therapy sponsored research programs;

•	continue the clinical development of Zimura;

•	continue the preclinical development of our HtrA1 inhibitor program;

•	in-license or acquire the rights to, and pursue the development of, other product candidates or technologies;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel, especially as we increase our internal gene therapy capabilities;

•	seek marketing approval for any product candidates that successfully complete clinical trials;

•
expand our outsourced manufacturing activities or establish commercial operations or sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any of our product candidates; and

•	expand our general and administrative functions to support our future growth.
As of March 31, 2019, we had cash and cash equivalents of $116.6 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. We estimate that our year end 2019 cash and cash equivalents will range between $80.0 million and $85.0 million. This estimate is based on our current business plan, including the continued preclinical development of IC-100 and IC-200, the continuation of our ongoing collaborative gene therapy sponsored research programs with UMMS and Penn, the continued clinical development of Zimura, and the continued preclinical development of our HtrA1 inhibitor program. This estimate does not reflect any expenditures resulting from additional sponsored research agreements we may enter into or the potential in-licensing or acquisition of additional product candidates or technologies, including from our ongoing collaborative gene therapy sponsored research programs, or any associated development that we may pursue following any such transaction. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of our efforts to develop IC-100 and IC-200, including activities to establish manufacturing capabilities and preclinical testing to enable us to file INDs for these product candidates;

•
the scope, progress, costs and results from our ongoing collaborative gene therapy sponsored research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;

•
the scope, progress, costs and results of our ongoing Zimura clinical programs, as well as our ability to secure external funding for any additional clinical trials we may undertake to obtain data sufficient to seek marketing approval for Zimura in any indication;

•	the scope, progress, costs and results of our efforts to develop our HtrA1 inhibitor program, including formulation development and other preclinical development activities;

•	the costs, progress and timing of process development, manufacturing scale-up and validation activities and stability studies associated with our product candidates;

•	the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. The size of our company and our status as a company listed on The Nasdaq Stock Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.
In addition, we may require additional funding beyond what we currently expect due to unforeseen or other reasons. For example, our costs may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as issues with the retention of enrolled patients or the availability of drug supply, or in our preclinical development programs, such as inability to develop formulations or if we experience issues with manufacturing, or if we further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities or build internal research capabilities or pursue internal research efforts. As a result, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
Recent Developments - Agreements for Bestrophinopathies
BEST1 License Agreement

On April 11, 2019, we entered into an exclusive global license agreement, which we refer to as the BEST1 License Agreement, with Penn and UFRF, which we refer to collectively as the Licensors. We entered into the BEST1 License Agreement by exercising our exclusive option rights under an option agreement, or the Best1 Option Agreement, that we previously entered into with the Licensors in October 2018. Under the BEST1 License Agreement, the Licensors granted us a worldwide, exclusive license under specified patent rights and specified know-how and a worldwide, non-exclusive license under other specified know-how to research, develop, manufacture and commercialize certain AAV gene therapy products, including IC-200, for the treatment of Best disease and other bestrophinopathies.

We have agreed to use commercially reasonable efforts to pursue an agreed-upon development plan with the intent to develop a licensed product for sale within at least the United States and two major European countries and, subject to obtaining marketing approval, to commercialize such product in at least the United States and two major European countries. In addition, we have agreed to meet specified development and regulatory milestones with respect to a licensed product by specified dates, as the same may be extended under the terms of the agreement.

We may grant sublicenses of the licensed patent rights and know-how, without the consent of the Licensors, to certain affiliates and to biopharmaceutical companies that have a minimum market capitalization at the time such sublicense is granted, and may otherwise grant sublicenses to the licensed patent rights and know-how with the consent of the Licensors, not to be unreasonably withheld.

Financial Terms

In May 2019, we paid Penn, for the benefit of the Licensors, a $0.2 million upfront license issuance fee, which was recorded as a research and development expense, and we paid UFRF accrued patent prosecution expenses of approximately $18 thousand, which was recorded as a general and administrative expense. We have also agreed to pay Penn, for the benefit of the Licensors, an annual license maintenance fee in the low double-digit thousands of dollars, which fee will be payable on an annual basis until the first commercial sale of a licensed product. In addition, we have agreed to pay Penn, for the benefit of the Licensors, a one-time patent grant fee in the low triple-digit thousands of dollars, upon the issuance of a U.S. patent that claims inventions disclosed in the licensed patent rights or know-how or inventions generated under certain related sponsored research agreements with Penn or UFRF, and that is exclusively licensed to us. Furthermore, we have agreed to reimburse Penn and UFRF for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.

We have further agreed to pay Penn, for the benefit of the Licensors, up to an aggregate of $15.7 million if we achieve specified clinical, marketing approval and reimbursement approval milestones with respect to one licensed product, and up to an aggregate of an additional $3.1 million if we achieve these same milestones with respect to a different licensed product. In addition, we have agreed to pay Penn, for the benefit of the Licensors, up to an aggregate of $48.0 million if we achieve specified commercial sales milestones with respect to one licensed product, and up to an aggregate of an additional $9.6 million if we achieve these same milestones with respect to a different licensed product.

We are also obligated to pay Penn, for the benefit of the Licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by us with respect to such licensed product in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to research, develop, manufacture and commercialize the licensed product in such country. Our obligation to pay royalties under the BEST1 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:

•	the expiration of the last-to-expire licensed patent rights covering the sale of the applicable licensed product in the country of sale;

•	the expiration of regulatory exclusivity covering the applicable licensed product in the country of sale; and

•	10 years from the first commercial sale of the applicable licensed product in the country of sale.
Beginning on the earlier of the calendar year following the first commercial sale of a licensed product and calendar year 2032, we are also obligated to pay certain minimum royalties, not to exceed an amount in the mid tens of thousands of dollars on an annual basis, which minimum royalties are creditable against our royalty obligation with respect to net sales of licensed products due in the year the minimum royalty is paid.
If we or any of our affiliates sublicense any of the licensed patent rights to a third party, we will be obligated to pay Penn, for the benefit of the Licensors, a high single-digit to a mid teen percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the sublicensed product at the time we or the applicable affiliate enters into the sublicense.

If we receive a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and we subsequently use such priority review voucher in connection with a different product candidate outside the scope of the BEST1 License Agreement, we will be obligated to pay Penn, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if we sell such a priority review voucher to a third party, we will be obligated to pay Penn, for the benefit of the Licensors, a high single-digit percentage of any consideration received from such third party in connection with such sale.

Term and Termination

The BEST1 License Agreement, unless earlier terminated by us or the Licensors, will expire upon the expiration of our obligation to pay royalties to Penn, for the benefit of the Licensors, on net sales of licensed products. Before the effectiveness of an IND for a licensed product, we may terminate the BEST1 License Agreement with respect to such licensed product or in its entirety, at any time for any reason upon prior written notice to the Licensors. Following the effectiveness of an IND for a licensed product, we may terminate the BEST1 License Agreement with respect to such licensed product by providing Penn prior written notice and a certification that we are ceasing all use, research and development and commercialization of such licensed product, subject to certain limited exceptions. We may also terminate the BEST1 License Agreement if Penn or UFRF materially breaches the BEST1 License Agreement and does not cure such breach within a specified cure period.

The Licensors may terminate the BEST1 License Agreement if we materially breach the BEST1 License Agreement and do not cure such breach within a specified cure period, if we experience a specified insolvency event, if we cease to carry on the entirety of our business related to the licensed patent rights, if we cease for more than four consecutive quarters to make any payment of earned royalties on net sales of licensed products following the commencement of commercialization thereof, unless such cessation is based on safety concerns that we are actively attempting to address, or if we, any of our affiliates or any of our sublicensees challenge or assist a third party in challenging the validity, scope, patentability, and/or enforceability of the licensed patent rights. If we materially breach certain diligence obligations under the BEST1 License Agreement with respect to only one licensed product, then the Licensors may only terminate our rights and licenses under the BEST1 License Agreement for such licensed product, but not for other licensed products.

Following any termination of the BEST1 License Agreement prior to expiration of the term of the BEST1 License Agreement, all rights to the licensed patent rights and know-how that the Licensors granted to us will revert to the Licensors.

Other Provisions

The BEST1 License Agreement contains patent prosecution and maintenance, indemnification and dispute resolution provisions that are customary for agreements of this kind.

BEST1 Master Sponsored Research Agreement

In October 2018, in connection with the BEST1 Option Agreement, we entered into a master sponsored research agreement with Penn, which we refer to as the BEST1 Master SRA. Under the BEST1 Master SRA, Penn agreed to perform, on a project basis, certain sponsored research relating to the subject matter of the BEST1 Option Agreement and the BEST1 License Agreement, and to provide the results of such research to us. The scope of each project and certain associated terms, including financial terms, are specified in a statement of work for each project.

Under the BEST1 Master SRA, Penn has granted us an exclusive first option to obtain, for no additional consideration and pursuant to the terms of the BEST1 License Agreement, an exclusive license to any patents or patent applications resulting from the sponsored research that is fully funded by us. In addition, under the BEST1 Master SRA, Penn has granted us an exclusive first option to negotiate to acquire an exclusive license, on commercially reasonable terms, to any patents or patent applications resulting from the sponsored research that is not fully funded by us.

The initial term of the BEST1 Master SRA expires on October 30, 2021, provided that in the event of a termination of the BEST1 Master SRA, any statements of work in effect at the time of such termination shall continue in effect, subject to the terms of the BEST1 Master SRA, until expiration or termination of the applicable statement of work. Either party may terminate the BEST1 Master SRA or a statement of work if the other party breaches any of the terms or conditions of the BEST1 Master SRA or statement of work, as applicable, and does not cure such breach within a specified cure period. In addition, either party may terminate an applicable statement of work if the services of the applicable principal investigator are no longer available to Penn and an acceptable substitute is not appointed within an agreed-upon period.

The BEST1 Master SRA contains indemnification and dispute resolution provisions that are customary for agreements of this kind.

We and Penn have entered into a series of statements of work under the BEST1 Master SRA pursuant to which Penn is conducting additional preclinical studies of IC-200, as well as natural history studies of patients with bestrophinopathies. We expect to enter into additional statements of work under the BEST1 Master SRA for additional preclinical studies. The total amount of funding for the sponsored research covered by these statements of work that we have committed to date and expect to commit to is in the low single-digit millions of dollars.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$1,430	$1,430	$—	$—	$—
Operating Leases (2)	1,284	1,036	248	—	—
Total (3)	$2,714	$2,466	$248	$—	$—

(1)	The table above includes our contracted obligations under our sponsored research agreements.

(2)
The table above includes our continuing rent obligations through June 2020. In June 2018, we and One Penn Plaza LLC entered into an amendment to the lease for office space at One Penn Plaza in New York, New York extending the term of our lease, which was scheduled to expire in December 2018, through the end of June 2020.

(3)	This table does not include:

•	any milestone payments which may become payable to third parties under license or acquisition agreements as the timing and likelihood of such payments are not known with certainty;

•	any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known;

•	anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders; or

•	contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.
In addition to the amounts set forth in the table above, we may be required, under the BEST1 License Agreement and the other agreements under which we acquired rights to our product candidates, to make milestone payments and/or pay royalties. Payments for IC-200 and any other product candidates licensed under the BEST1 License Agreement are described above. Payments for IC-100, Zimura and our HtrA1 program are described in "Note 9—Commitments and Contingencies" in our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.
We also have letter agreements with certain employees that require the funding of a specific level of payments if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur. For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2019 annual meeting of stockholders, as filed with the SEC on April 18, 2019.
In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs and CDMOs represent significant costs in preclinical and clinical development. Subject to required notice periods and our obligations under binding purchase orders and any cancellation fees that we may be obligated to pay, we can elect to discontinue the work under these agreements at any time. We may also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $116.6 million as of March 31, 2019, consisting of cash and investments in money market funds and certain investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2019, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against us and the same group of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint, the CAC. The CAC purports to be brought on behalf of shareholders who purchased our common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys' fees, and other costs. We and the individual defendants filed a motion to dismiss the CAC on July 27, 2018. That motion is fully briefed.

On February 7, 2018, a shareholder derivative action was filed against the members of our board of directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that the defendants breached their fiduciary duties to our company by adopting a compensation plan that overcompensates the non-employee members of our board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that the defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws. We filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, the plaintiff filed an amended complaint. On June 25, 2018, we filed a renewed motion to dismiss this case. On December 3, 2018, the parties filed a stipulation of settlement that contemplates that we will adopt certain compensation-related governance reforms and does not obligate the defendants or us to pay any monetary damages. The court approved the settlement at a hearing on March 12, 2019. As part of the settlement, we agreed to pay approximately $300,000 in fees and costs to plaintiff's counsel. As contemplated by the settlement, our board has adopted certain compensation-related governance reforms, including a non-employee director compensation policy, which is being proposed for approval by our stockholders at our 2019 annual meeting.

On August 31, 2018, a shareholder derivative action was filed against current and former members of our board of directors and certain of our current and former officers in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to our company and wasted our corporate assets by failing to oversee our business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from us, and through sales of our stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to our corporate charter, bylaws and corporate governance policies for vote by our stockholders. On December 14, 2018, we filed a motion to dismiss the complaint. That motion is fully briefed.

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
We are a development-stage company without any approved products. Our growth prospects and the future value of our company are highly dependent on the progress of our research and development programs, including our preclinical development programs for IC-100 and IC-200, our ongoing clinical trials for Zimura, our ongoing preclinical development program for our HtrA1 inhibitors, and the activities being performed under our collaborative gene therapy sponsored research programs. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.

We may encounter unforeseen difficulties, complications, delays, expenses and other known and unknown factors. We may never be successful in developing or commercializing any of our product candidates or other programs. There is a high rate of failure in pharmaceutical research and development. Even if we have promising preclinical or clinical candidates, their development could fail at any time. Our failure could be due to unexpected scientific, safety or efficacy issues with our product candidates and other programs, invalid hypotheses regarding the molecular targets and mechanisms of action we choose to pursue or unexpected delays in our research and development programs resulting from applying the wrong criteria or experimental systems and procedures to our programs or lack of experience, with the possible result that none of our product candidates or other programs result in the development of marketable products. We have not yet demonstrated our ability to successfully complete the development of a pharmaceutical product, including completion of large-scale, pivotal clinical trials with safety and efficacy data sufficient to obtain marketing approval or activities necessary to apply for and obtain marketing approval, including the qualification of a commercial manufacturer through a pre-approval inspection with regulatory authorities. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition, as our company has never conducted the sales, marketing and distribution activities necessary for successful product commercialization.

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

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma, AG, and funds we received in connection with our acquisition of Inception 4 in October 2018. As of March 31, 2019, we had an accumulated deficit of $434.2 million. Our net loss was $12.5 million for the three months ended March 31, 2019 and we expect to continue to incur significant operating losses for the foreseeable future.

Our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, Zimura is in clinical development, and we are funding sponsored research programs that are ongoing at UMMS and Penn. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with UFRF and Penn with respect to IC-100 and IC-200, Archemix Corp. with respect to Zimura and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us in connection with our achievement of specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100 and IC-200. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•	continue the development of IC-100 and IC-200 and pursue our collaborative gene therapy sponsored research programs;

•	continue the clinical development of Zimura;

•	continue the preclinical development of our HtrA1 inhibitor program;

•	in-license or acquire the rights to, and pursue the development of, other product candidates or technologies;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel, especially as we increase our internal gene therapy capabilities;

•	seek marketing approval for any product candidates that successfully complete clinical trials;

•
expand our outsourced manufacturing activities or establish commercial operations or sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any of our product candidates; and

•	expand our general and administrative functions to support our future growth.
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
As of March 31, 2019, we had cash and cash equivalents of $116.6 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. We estimate that our year end 2019 cash and cash equivalents will range between $80.0 million and $85.0 million. This estimate is based on our current business plan, including the continued preclinical development of IC-100 and IC-200, the continuation of our ongoing collaborative gene therapy sponsored research programs with UMMS and Penn, the continued clinical development of Zimura, and the continued preclinical development of our HtrA1 inhibitor program. This estimate does not reflect any expenditures resulting from additional sponsored research agreements we may enter into or the potential in-licensing or acquisition of additional product candidates or technologies, including from our ongoing collaborative gene therapy sponsored research programs, or any associated development that we may pursue following any such transaction. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of our efforts to develop IC-100 and IC-200, including activities to establish manufacturing capabilities and preclinical testing to enable us to file INDs for these product candidates;

•
the scope, progress, costs and results from our ongoing collaborative gene therapy sponsored research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;

•
the scope, progress, costs and results of our ongoing Zimura clinical programs, as well as our ability to secure external funding for any additional clinical trials we may undertake to obtain data sufficient to seek marketing approval for Zimura in any indication;

•	the scope, progress, costs and results of our efforts to develop our HtrA1 inhibitor program, including formulation development and other preclinical development activities;

•	the costs, progress and timing of process development, manufacturing scale-up and validation activities and stability studies associated with our product candidates;

•	the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. The size of our company and our status as a company listed on The Nasdaq Stock Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.
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
In addition, we may require additional funding beyond what we currently expect due to unforeseen or other reasons. For example, our costs may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as issues with the retention of enrolled patients or the availability of drug supply, or in our preclinical development programs, such as inability to develop formulations or if we experience issues with manufacturing, or if we further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities or build internal research capabilities or pursue internal research efforts. As a result, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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

For example, under the Inception 4 Merger Agreement pursuant to which we acquired Inception 4 and our HtrA1 inhibitor program, we issued an aggregate of 5,174,727 shares of our common stock as up-front consideration to the former equityholders of Inception 4. The Inception 4 Merger Agreement also requires us to make payments to the former equityholders of Inception 4 upon the achievement of certain clinical and regulatory milestones, subject to the terms and conditions set forth in the Inception 4 Merger Agreement. Those milestone payments will be in the form of shares of our common stock, calculated based on the price of our common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued under the Inception 4 Merger Agreement, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date of our acquisition of Inception 4, and will be payable in cash thereafter. The issuance of additional shares as milestone consideration may dilute our existing stockholders.

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
In August 2018, we entered into an agreement with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock for aggregate gross sale proceeds of up to $50.0 million from time to time through Cowen under an “at-the-market” offering program, subject to the terms and conditions described in the agreement and SEC rules and regulations.  We have not yet issued and sold any shares of common stock under our “at-the-market” offering program.  If we make sales under our “at-the-market” offering program, the sales could dilute our stockholders, reduce the trading price of our common stock or impede our ability to raise future capital.
Our strategy of obtaining additional rights to gene therapy product candidates or technologies for the treatment of retinal diseases may not be successful.
An element of our strategy has been to expand our pipeline through potentially in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements. As we have transitioned our strategy to focus principally on gene therapy opportunities, we have decided to focus our business development efforts on obtaining rights to additional gene therapy product candidates and technologies, which we will continue to evaluate on a selective basis. Because we expect generally that we will not engage directly in internal early stage research and drug discovery efforts, the future growth of our business beyond our current product portfolio will depend on our ability to obtain those rights to additional gene therapy product candidates, including any promising product candidates that may emerge from our collaborative gene therapy sponsored research programs. We may also continue to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions. Our business development efforts may fail to result in our acquiring rights to additional gene therapy product candidates or technologies, or may result in our consummating transactions with which you do not agree.

We may be unable to in-license or acquire the rights to any such gene therapy product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies, which is especially difficult for gene therapies. There is currently a limited number of available gene therapy product candidates or technologies for the retina and the competition for those assets is intense. Although we are planning to target opportunities where we believe third-party funding for specific programs or technologies may be available, funding may not in fact be available for any number of reasons. The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex.

The in-licensing and acquisition of pharmaceutical products, especially in gene therapy, is an area characterized by intense competition, and a number of companies (both more established and early stage biotechnology companies) are also pursuing strategies to in-license or acquire product candidates or technologies that we may consider attractive. More established companies may have a competitive advantage over us due to their size, cash resources and greater research, preclinical or clinical development or commercialization capabilities, while earlier stage companies may be more aggressive or have a higher risk tolerance. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license or acquire the rights to the relevant product candidate or technology on terms that would allow us to make an appropriate return on our investment. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts or we may incorrectly judge the value of an acquired or in-licensed product candidate or technology.
Further, any product candidate that we acquire or in-license would most likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate would not be shown to be sufficiently safe and effective for approval by regulatory authorities.
If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition and prospects for growth could suffer. In addition, acquisitions and in-licensing arrangements for product candidates and technologies are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired or licensed product candidate or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. In addition, even if we are able to successfully identify, negotiate and execute one or more transactions to acquire or in-license new product candidates or technologies, our expenses and short-term costs may increase materially and adversely affect our liquidity.

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

We may not successfully integrate our HtrA1 inhibitor program.
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
We and certain of our current and former board members and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.
We and certain of our current and former executive officers have been named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers have also been named as defendants in a shareholder derivative action initiated in

August 2018, which generally alleges that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. We and the defendants deny any and all allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.
The comprehensive tax reform bill passed in December 2017 could adversely affect our business and financial condition.
In December 2017, United States President Donald J. Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. The United States Department of Treasury and the Internal Revenue Service are continuing to issue new guidance and interpretations of various provisions of the new tax law. In addition, various states have responded in different ways to the new federal tax law. The impact of this new tax law on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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

•
making arrangements with third-party manufacturers and providers of starting materials for our product candidates, and having those manufacturers successfully develop manufacturing processes for drug substance and drug product and provide adequate amounts of drug product for preclinical and clinical activities in accordance with our expectations and regulatory requirements;

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

•
making arrangements with third-party manufacturers for scale-up and commercial manufacturing, receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities and ensuring adequate supply of drug product and starting materials used for the manufacture of drug product;

•
establishing sales, marketing and distribution capabilities, either internally or through collaborations or other arrangements, to effectively market and sell our product candidates, if and when approved;

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

•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity, including under the Orphan Drug Act and the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or FDCA, if we choose to seek such protections for any of our product candidates;

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
Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our pivotal Phase 3 Fovista program for the treatment of wet AMD failed to produce positive safety and efficacy data that support the use of Fovista in wet AMD, despite the results from preclinical testing and earlier clinical trials of Fovista. Furthermore, our Phase 2a OPH2007 trial of Zimura in wet AMD did not replicate the results of our Phase 1/2a OPH2000 trial, following which we decided not to proceed with further development of Zimura in wet AMD. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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

•
as there are no therapies approved for RHO-adRP, Best disease and other bestrophinopathies, LCA10, Stargardt disease or GA in either the United States or the European Union, the regulatory pathway for product candidates in these indications, including the selection of the primary efficacy endpoint for a pivotal clinical trial, is highly uncertain;

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

•
the supply or quality of our product candidates or other materials necessary to conduct preclinical development and clinical trials of our product candidates may be insufficient or inadequate or we may face delays in the manufacture and supply of our product candidates as a result of a decision to transfer manufacturing between contract manufacturers or on account of interruptions in our supply chain, including in relation to the procurement of starting materials, such as plasmids used for the manufacture of our gene therapy product candidates, and the packaging and distribution or import/export of materials and products; and

•
we may face delays in the manufacture and supply of any product candidates we are investigating in our collaborative gene therapy sponsored research programs as a result of our inability to establish manufacturing capabilities or processes or to obtain necessary starting materials, such as plasmids.

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
Despite our current development plans and ongoing efforts, we may not complete any of our ongoing or planned clinical trials for our product candidates. The timing of the completion of, and the availability of results from, clinical trials is difficult to predict. We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant clinical trial delays also could allow our competitors to bring products to market before we do, impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.

Gene therapy is an emerging field of drug development that poses many scientific and other risks. We have only limited prior experience in gene therapy research and manufacturing and no prior experience in gene therapy clinical development. Our lack of experience may limit our ability to be successful or may delay our development efforts.

Gene therapy is an emerging field of drug development with only one gene replacement therapy having received FDA approval to date. Our gene therapy research and development programs, which we decided to undertake based on a review of a limited set of preclinical data, are still at a very early stage. Even with promising preclinical data, there remains several areas of drug development risk, including translational science, manufacturing materials and processes, safety concerns, regulatory pathway and clinical trial design and execution, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, gene therapies. For example from a translational science perspective, we decided to in-license and pursue the development of IC-200 based on results observed in an autosomal recessive canine bestrophinopathy model. A majority of humans with bestrophinopathies, however, have the autosomal dominant form of the disease, commonly referred to as Best disease, and we intend to develop IC-200 for this patient population and other patient populations with bestrophinopathies. The approach to treating human patients with the autosomal dominant form of the disease with a construct previously studied in an autosomal recessive canine disease model may ultimately prove ineffective.
We have particularly focused on adeno-associated virus, or AAV, gene therapy, as AAV vectors are relatively specific to retinal cells and their safety profile in humans is relatively well-documented as compared to other delivery vehicles and gene therapy technologies currently in development. However, AAV has a number of drawbacks, including its small packaging capacity (an AAV vector can hold only up to approximately 4,700 base pairs of DNA, whereas the genes for a number of IRDs, such as Stargardt disease, exceed that size). Although AAV is the most commonly used vector in ocular gene therapy today, it may prove to pose safety risks that we are not aware of and other vector forms, such as retroviral or lentiviral and non-viral based vectors, or gene editing approaches, may prove to be safer and more effective.

Although we believe gene therapy is a promising area for retinal drug development, our gene therapy research and development experience is limited to only a few personnel hired to supervise our outside service providers. In pursuing this new technology, we have begun to establish our own gene therapy technical capabilities, but we will need to continue to build those capabilities by either hiring internally or seeking assistance from outside service providers. We believe that gene therapy is an area of significant investment by biotechnology and pharmaceutical companies and that there may be a scarcity of talent available to us in these areas. If we are not able to expand our gene therapy capabilities, we may not be able to develop in the way we intend or desire, IC-100, IC-200 or any promising product candidates that emerge from our collaborative gene therapy sponsored research programs, which would limit our prospects for future growth.
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

We have only very limited data from a small, uncontrolled clinical trial regarding the safety and efficacy of Zimura as a monotherapy for the treatment of GA, and we have no human clinical data regarding the safety and efficacy of Zimura as a treatment for STGD1. Our prior Zimura trials were not powered to demonstrate the efficacy of Zimura therapy with statistical significance. Our ongoing and any future clinical trials for Zimura that we or a potential future partner may undertake may fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or any future clinical trials for Zimura, including from our OPH2003 trial for which we expect initial top-line data to be available during the fourth quarter of 2019, could adversely affect our business and the value of your investment in our company.

The statistical analysis of a clinical trial outcome is primarily determined based on three factors: variability in the measured endpoint among the patient population, the magnitude of the drug effect observed in relation to that variability and the number of patients from whom data is collected in the clinical trial. Given that we have limited data regarding the effect of Zimura in GA, we determined the size of the OPH2003 trial in GA based on our best estimates of the size of trial required to demonstrate a potential clinical benefit for Zimura. This estimate incorporates our assumptions regarding the potential performance of Zimura in this indication based in part on available third-party clinical trial data and our statistical analysis of this data, as well as our assumptions regarding the number of patients that will continue to participate in the trial and from whom we will be able to collect data through the 12-month timepoint. In addition, although we initially determined the size of the OPH2005 trial in STGD1 based on the number of patients with STGD1 that we believed could potentially be enrolled within a reasonable period of time, we decided to cease patient enrollment during the first quarter of 2019 in light of the 18-month endpoint and our goal of providing initial top-line data from this trial by the end of 2020. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Moreover, because both GA and

Stargardt disease are degenerative diseases, and in many cases, the rate of degeneration is slow, and because we are seeking to slow the progression of degeneration with Zimura, and not necessarily to reverse prior degeneration or restore visual function, patients participating in our trials may not perceive a benefit from continuing to participate and therefore may drop out of the trial. Although we and the investigators participating in our trials and their staff take efforts to encourage continued patient participation, the drop-out rate for our Zimura trials may exceed our expectations. A higher than expected drop-out rate would reduce the number of patients from whom data is available for analyzing the primary endpoint for these trials. Given the information above, these trials could be underpowered to demonstrate a potential clinical benefit for Zimura in these indications.

Furthermore, our ongoing Zimura clinical trials are evaluating Zimura dosing levels and regimens that we have studied previously only in a small number of patients, and this approach may increase the risk that patients in our ongoing trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. Although we did not observe adverse events or serious adverse events attributable to the drug product in our recently completed OPH2007 trial, previously unobserved adverse events and/or serious adverse events may manifest in our current Zimura clinical trials. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates."
Our development of our HtrA1 inhibitor program is also based on a novel mechanism of action that is unproven and poses a number of scientific and other risks. We may not be able to successfully formulate a product candidate from our HtrA1 inhibitors.
Our HtrA1 inhibitor program is in preclinical development. There are no FDA or EMA approved products that utilize HtrA1 inhibition as a mechanism of action for treating ophthalmic diseases, including GA and other age-related retinal diseases for which we may develop our HtrA1 inhibitor program, and this mechanism of action may not prove safe and effective for these diseases. We made the decision to acquire this program based on our interpretation of the scientific literature and rationale for this potential target that suggest an association between HtrA1 and the risk for AMD, as well as a limited set of preclinical data generated by Inception 4 prior to the acquisition. We note, however, the HtrA1 gene is in the same region of the 10q26 chromosome as the age-related maculopathy susceptibility 2, or ARMS2, gene. The ARMS2 and HtrA1 genes are linked, and variants in, or expression of, the ARMS2 gene may also be associated with the risk for AMD. The risk for AMD associated with ARMS2 may ultimately prove to be greater than the risk associated with HtrA1. In addition, even though genetic and histologic findings correlate HtrA1 with AMD, the development and progression of AMD may not be affected by HtrA1. Our assumption that targeting inhibition of HtrA1 as a method of treating AMD may be incorrect, which would likely adversely affect the value of our HtrA1 inhibitor program and its continued development.

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
If any of our product candidates are associated with serious adverse events or undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.
In particular, we have limited data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of GA and no data regarding the safety, tolerability and efficacy of Zimura administered for the treatment of STGD1.

In our completed clinical trials for Zimura, we have observed only a single adverse event, mild subcapsular cataract, from our OPH2000 trial, assessed to be drug-related by participating investigators. We have no human data regarding IC-100, IC-200 or any of our HtrA1 inhibitors.
Our clinical trials for Zimura involve dosing regimens that we have not studied extensively, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. In addition, our clinical trials for Zimura involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive Zimura. Because we currently have only one product candidate in clinical development, it is possible that a safety issue in any of our ongoing clinical trials for Zimura could impact all of our then-ongoing clinical trials.
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
In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Managing a host body's immune response to introduced viral vectors has been and remains a challenge for gene therapies. For AAV gene therapy, "vector shedding," or the dispersal of AAV vectors away from the target tissue to other parts of the body, which can trigger a more serious and extensive immune response, is a known safety issue. Although subretinal injection, which is the method often used to administer ocular gene therapies, helps to control vector shedding beyond the eye, subretinal injection is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate from the gene therapy vectors, including the risk of retinal detachment. In order to avoid accelerating damage to a subject's retina, subretinal injection for RHO-adRP patients in particular must be conducted under extremely low light levels using infrared technology, further complicating the surgical procedure. The margin for error with subretinal injections is extremely low and there are a limited number of retinal surgeons with experience in performing subretinal injections in the eye. In the event that we progress into clinical development with IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we may experience delays or other challenges for our gene therapy development programs as a result of safety issues. For example, in order to generate useful clinical data for any of those gene therapy clinical trials, a retinal surgeon must repeat the same subretinal injection process multiple times and with consistency.
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
We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture IC-100, IC-200, Zimura, our HtrA1 inhibitors and any other product candidates that we may acquire or in-license. We have a limited number of personnel hired to supervise these outside vendors. Manufacturing for these product candidates could be complicated or present novel technical challenges. Problems with the manufacturing process, even minor deviations from the established process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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
The manufacture of gene therapy products is complex with a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of gene therapies. We have limited experience with gene therapy manufacturing and are dependent on our third-party contract manufacturers and sole source suppliers.
Gene therapy drug products are complex and difficult to manufacture. We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. Even after a manufacturer is engaged, any problems that arise during manufacturing process development may result in unanticipated delays to our timelines, including delays attributable to securing additional manufacturing slots. There may also be long lead times to manufacture or procure starting materials such as plasmids and cell lines, especially for high-quality starting materials that are cGMP compliant. In particular, plasmids, raw materials and other starting materials for gene therapy manufacture are usually sole sourced, as there are a limited number of qualified suppliers. The progress of our gene therapy programs is highly dependent on these suppliers providing us or our contract manufacturers with the necessary starting materials that meet our requirements in a timely manner. A failure to procure or a shortage of necessary starting materials likely would delay our manufacturing and development timelines.
A number of factors common to the manufacturing of biologics and drugs could also cause production issues or interruptions for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution and supply chain failures, growth media contamination, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. In addition, because early stage, pilot manufacturing is often done on a small scale, we may face challenges scaling up any early stage manufacturing to the scale necessary to support supply for clinical trials. In order to progress the development of IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we will need to devote significant time and financial resources to establishing manufacturing processes that are sufficient for IND-enabling preclinical toxicology studies as well as clinical supplies. If we are not able to establish gene therapy manufacturing or related processes in a manner required for further development of our gene therapy product candidates, our development plans may be delayed or stalled and our business may be materially harmed.
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
Some of the standards of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which establishes basic guidelines and standards for drug development in the United States, the European Union, Japan and certain other countries, do not apply to oligonucleotides, including aptamers. As a result, there are no established generally accepted manufacturing or quality standards for the production of Zimura. The lack of uniform manufacturing and quality standards among regulatory agencies may delay regulatory approval of Zimura.
For our HtrA1 inhibitor program, we have recently engaged a CDMO to produce small quantities of the active pharmaceutical ingredient, or API, for our HtrA1 inhibitors. The time and efforts required for us to fully establish manufacturing capabilities for our HtrA1 inhibitor program may delay or impair our ability to develop this program in accordance with our expected timelines.
We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as generic and biosimilar companies, worldwide. There are a number of pharmaceutical and biotechnology companies that are currently developing product candidates for the treatment of RHO-adRP, LCA10, Stargardt disease and GA, and there is at least one biotechnology company that is currently developing a product candidate for the treatment of Best disease. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. We also will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. In particular, many companies are pursuing gene therapy approaches for orphan and age-related retinal diseases.
Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient to use or are less expensive than our product candidates. For example, the method of administration of Zimura, intravitreal injection, is commonly used to administer ophthalmic drugs for the treatment of severe diseases and is generally accepted by patients facing the prospect of severe visual loss or blindness. A therapy that offers a less invasive method of administration, however, might have a competitive advantage over one administered by intravitreal injection, depending on the relative safety of the other method of administration.

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
In the case of orphan diseases such as RHO-adRP, Best disease and other bestrophinopathies, LCA10 or Stargardt disease, should we be successful in development, our commercialization efforts may rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act. The Orphan Drug Act only provides exclusivity periods for the specific drug granted orphan drug designation for a specific indication. In addition, there are limited circumstances under each of the Orphan Drug Act and the Hatch-Waxman Act that could result in our loss of data and marketing exclusivity, which could allow a competitor to enter the market. Failure to maintain either data or market exclusivity period could have a material adverse effect on our ability to commercialize our product candidates.
Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development programs.
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

Competitive considerations for Best disease and other bestrophinopathies:

•	We are aware that Nightstar Therapeutics plc has a preclinical AAV gene therapy program in Best disease.
Competitive considerations for LCA10:

•
We are aware that Editas Medicine has a CRISPR gene editing program for LCA10, an IND for which was submitted in late 2018, ProQR Therapeutics N.V. is developing an RNA-based therapeutic for LCA10 that is currently in clinical development, Generation Bio Co. has a preclinical program that utilizes ceDNA technology to target LCA10 and Oxford Biomedica plc is developing a lentiviral gene therapy program for LCA10 that is in preclinical development. In addition, several academic institutions have preclinical programs in LCA10.

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
As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We currently do not have any sales, marketing or distribution infrastructure. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product candidate is approved, the territories in which the product candidate may be marketed and the commercial potential for such product candidate. Our gene therapy programs are currently being developed for orphan IRDs with a limited number of affected individuals. In contrast, we are developing Zimura and our HtrA1 inhibitor program for GA secondary to dry AMD, which is a condition affecting a relatively large number of individuals. If any of our product candidates are approved, the size and nature of the affected patient population will be an important factor in our commercial strategy. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retinal specialists, or sub-specialists, such as retinal specialists with particular expertise in IRDs.
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
The degree of market acceptance of any product candidate that we are developing or we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments, including the existing standard of care;

•	any restrictions in the label on the use of our products in combination with other medications or with certain devices;

•	any restrictions in the label on the use of our products by a subgroup of patients;

•	restrictions in the label imposing a waiting period in between intravitreal or subretinal injections;

•	our and any commercialization partner’s ability to offer our products at competitive prices;

•	availability of governmental and third-party payor coverage and adequate reimbursement;

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
In addition, the potential market opportunity for any product candidate is difficult to estimate precisely. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our expectations of the safety and effectiveness of the relevant product candidate, our industry knowledge, industry publications, market response to Spark Therapeutics's Luxturna® and anti-VEGF agents currently approved for treatment of wet AMD, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions and any of these assumptions could prove to be inaccurate, and the actual market for such product candidates could be smaller than our estimates of our potential market opportunity.
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
The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Health care reform, including increasing scrutiny of drug prices, is an issue of intense political focus, particularly in the United States. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals or in ways that could alter the mechanism by which pharmaceutical prices are negotiated or otherwise determined. Many countries outside the United States require approval of the sale price of a drug before it can be marketed, and to apply for and obtain such an approval in certain countries, we or a commercialization partner may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control or negotiation even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or any commercialization partner’s commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval and are widely accepted and prescribed or used by physicians.
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
Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Trump Administration and many states. For example, the Trump Administration has expressed an interest in authorizing and/or directing the Center for Medicare & Medicaid Service or other agencies of the U.S. government to negotiate prices for drugs covered by Medicare directly with pharmaceutical companies. If this were to occur, especially for AMD drugs where a large portion of the patient population is over the age of 65 and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. Moreover, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.
Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. We or any commercialization partner may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies that may be on the market. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States, a policy that President Trump and certain members of the U.S. Congress have expressed interest in pursuing. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our and any commercialization partner’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
For a further discussion of health care reform and other political factors affecting drug prices, see the risk factor herein entitled "Current and future legislation and regulations may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we or they may charge for such products, when and if approved."
Product liability lawsuits against us or any future commercialization partner could divert resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop or in-license.
We face an inherent risk of product liability exposure related to the testing of any product candidate that we develop in human clinical trials, and we and any future commercialization partner will face an even greater risk if we commercially sell any products that we develop. If we become subject to or otherwise cannot successfully defend ourselves against claims that our product candidates or our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates and have a limited number of personnel hired to supervise outside contract manufacturers. We currently rely upon and expect to continue to rely upon third-party contract manufacturers to manufacture preclinical and clinical supplies of product candidates we are developing or may develop and commercial supplies of products if and when approved for marketing by applicable regulatory authorities. Furthermore, we and our contract manufacturers currently rely upon, and for the foreseeable future expect to continue to rely upon, sole-source suppliers of certain raw materials, plasmids and other specialized components of production used in the manufacture and fill/finish of our product candidates.
We have engaged a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. For our HtrA1 inhibitor program, we have recently engaged a CDMO to produce small quantities of the API for our HtrA1 inhibitors.
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
We rely upon third parties in conducting our preclinical development activities and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such activities.
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
We also rely upon other third parties to store, package, label and distribute drug supplies for our clinical trials and to store materials and drug substance for our preclinical development activities. Any performance failure on the part of these third parties could delay preclinical development, clinical development or marketing approval of our product candidates or commercialization of our products and adversely affect our results of operations.
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
The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses. In addition, the commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. For some of our product candidates, including Zimura if data for our ongoing clinical trials are positive, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators.
If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop those product candidates or bring them to market and generate product revenue.
We may enter into collaborations with third parties for the development or commercialization of our product candidates. These collaborations carry numerous risks. If any of our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
We may utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop or commercialize our product candidates, either in the United States, or in markets outside the United States. We also may seek third-party collaborators for development and commercialization of other product candidates we may develop. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any additional arrangements with third parties in the future, we would likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
Collaborations involving our product candidates could pose numerous risks to us, including the following:

•
collaborators, including marketing and distribution collaborators, have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

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

If a collaborator of ours were to be involved in a business combination or other transaction, the foregoing risks would be heightened, and the business combination or transaction may divert attention or resources or create competing priorities. The collaborator may delay or terminate our product development or commercialization program. If one of our collaborators terminates its agreement with us, we could find it more difficult to attract new collaborators and the perception of our company could be adversely affected.
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.
We depend on licenses and sublicenses for development and commercialization rights to IC-100, IC-200 and Zimura. These license arrangements, as well as the Inception 4 Merger Agreement, impose diligence obligations on us. We may enter into similar arrangements with respect to future product candidates or technologies. Termination of licenses or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.
We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with Archemix on which we depend for rights to Zimura. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. Under the license agreements for our product candidates, we would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right. The Inception 4 Merger Agreement, pursuant to which we acquired our HtrA1 inhibitor program, also imposes specified diligence and milestone payment obligations on us. We may enter into acquisition or licensing agreements in the future that would impose similar obligations on us.
If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to IC-100, IC-200, Zimura and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition. In the case of our limited diligence obligation under the Inception 4 Merger Agreement, a potential breach of our obligation to use commercially reasonable efforts to develop an HtrA1 inhibitor could lead to a lawsuit with the former equityholders of Inception 4 and result in potential liability to us of up to $5 million.
In addition to the above risks, certain of our intellectual property rights are sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of their upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize the relevant product candidates may be materially harmed. While the applicable agreements may contain contractual provisions that would in many instances protect our rights as a sublicensee in these circumstances, these provisions may not be enforceable and may not protect our rights in all instances. Further, we do not have the right to control the prosecution, maintenance and enforcement of all of our licensed and sublicensed intellectual property, and even when we do have such rights, we may require the cooperation of our licensors and their upstream licensors, which may not be forthcoming. Our business could be materially adversely affected if we are unable to prosecute, maintain and enforce our licensed and sublicensed intellectual property effectively.
Moreover, the license agreements for IC-100 and IC-200 reserve for the licensing academic institutions the right to continue to practice for research purposes, the inventions covered by the intellectual property rights that we have in-licensed. These licensing institutions or their collaborators may generate scientific, preclinical or clinical data with respect to our product candidates, separate from our research and development efforts, that is inconsistent with other data for such product candidates, including additional preclinical and clinical data that we develop. Investigators at these institutions may publish, present, or otherwise publicly disclose this data, which may have an adverse impact on the prospects of the development of our product candidates and may harm our business. In addition, these institutions may use these data to support new patent applications which could result in the issuance of patents that may limit our freedom to operate without our obtaining additional licenses to these newly developed inventions.
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
We currently rely and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. If data from ongoing clinical trials are positive, we expect the clinical development of Zimura to continue for at least the next several years. If so, the patents covering Zimura may expire before the date by which we or a potential commercial partner would be able to commercialize Zimura in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch Zimura prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. Although the patent rights under existing patent applications for IC-100 and our HtrA1 inhibitors are not expected to expire until 2037 or 2039, we face the same risk with those product candidates and any future product candidates that we may develop.
Our product candidate IC-200 is not currently covered by a patent or pending patent application. In developing and advancing this product candidate, we may seek to rely on the prospect of generating new intellectual property during development of the product candidate or the potential for non-patent market exclusivity, including regulatory exclusivity as a result of the Orphan Drug Act. If we, together with Penn and UFRF, are unable to generate data to support a patent or patent application to cover this product candidate or if we are unable to obtain non-patent market exclusivity, we may not be able to exclude competitors from marketing an identical or substantially similar product.
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
Certain of our licensed patent rights for Zimura are method-of-treatment patents. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any of our other patents covering Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as Zimura, even if such use infringes any of our method-of-treatment patents.
Depending on potential delays in the regulatory review process for any of our product candidates, we may be able to obtain patent term extension for one of our patents in the United States under the Hatch-Waxman Act, which permits a patent extension term of up to five years as partial compensation for patent term effectively lost during product development and the FDA regulatory review process occurring after the issuance of a patent, but we can provide no assurances that such an extension term will be obtained. Similar to the patent term extension available in the United States, the regulatory framework in the European Union and certain other foreign jurisdictions provides the opportunity to extend the term of a patent that covers an approved drug in certain circumstances. Notwithstanding the availability of patent term extension provisions, we may not be granted patent term extensions because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements, such as using diligent efforts to develop a drug candidate. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term or scope of any such extension is less than we request, any period during which we have the right to exclusively market our product would be shorter than we would otherwise expect, and our competitors may commercialize competing products following our patent expiration, and our revenue could be reduced, possibly materially.
The Hatch-Waxman Act also permits the manufacture, use, offer for sale, sale or importation of a patented invention other than a new animal drug or veterinary biological product, if the manufacture, use, offer for sale, sale or importation is solely for uses that are reasonably related to development of information that could be submitted to the FDA. For this reason, our competitors might be able under certain circumstances to perform activities within the scope of the U.S. patents that we own or under which we are licensed without infringing such patents. This might enable our competitors to develop during the lifetime of these patents drugs that compete with our product candidates.
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
The issuance of a patent is not conclusive as to its inventorship, ownership, scope, term, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, if we receive marketing approval for our product candidates, other pharmaceutical companies may seek approval of generic or biosimilar versions of our products with the FDA or regulatory authorities in other jurisdictions. We may then be required to initiate proceedings against such companies in order to enforce our intellectual property rights. The risk of being involved in such proceedings is likely to increase if our products are commercially successful. In any such proceedings, the inventorship, ownership, scope, term, validity and enforceability of our patents may be challenged. These and other challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to prevent others from using or commercializing similar or identical technology and products or from launching generic or biosimilar versions of our products, or could limit the duration of the patent protection of our technology and products. The launch of a generic version of one of our products in particular would be likely to result in an immediate and substantial reduction in the demand for our product, which could have a material adverse effect on our business. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we may not pursue or obtain patent protection in all major markets. Moreover, in some circumstances, we do not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties or covering technology that a collaboration or commercialization partner may develop, the eventual commercialization of which could potentially entitle us to royalty payments. In some circumstances, our licensors may have the right to enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our ability to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.
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

Moreover, we may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. The Leahy-Smith Act expanded the ability of third parties to challenge the patents held by patentees through administrative reviews at the USPTO, which may facilitate others to challenge our patents. Based on available information, we believe that inter partes review proceedings, brought by financial investors who may be selling short the stock of the patent holder, are becoming more prevalent. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to develop or commercialize current or future product candidates.
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
There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We or any future collaboration and commercialization partners may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, re-examination, post-grant review, inter partes review, opposition, cancellation or similar proceedings before the USPTO or its foreign counterparts. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization.
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

If we are or any of our future collaboration or commercialization partners is found to infringe or otherwise violate a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our product candidates or products or to continue using a trademark. However, we or our future collaboration and commercialization partners may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or they were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our collaboration and commercialization partners and could require us or them to make substantial licensing and royalty payments. We or our future collaboration and commercialization partners could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us or our future collaboration and commercialization partners from commercializing our product candidates or force us or them to cease some of our business operations, which could materially harm our business. Claims that we or our future collaboration and commercialization partners have misappropriated the confidential information or trade secrets of third parties could expose us or them to similar liabilities and have a similar negative impact on our business.
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
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in foreign countries require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market sooner than we expect, which would have a material adverse effect on our business.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for some of our technology and products, we also rely upon trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our outside scientific collaborators, contract manufacturers, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have executed such agreements with each party that may have or have had access to our trade secrets. Moreover, because we acquired our HtrA1 inhibitor program through the acquisition of Inception 4, we are relying upon Inception 4's, and its prior owner's, practices with regard to the protection of trade secrets and intellectual property rights for the period prior to our acquisition of Inception 4. Any party with whom we or they have executed a non-disclosure and confidentiality agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our proprietary information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems.
Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us and our competitive position would be harmed.
Risks Related to Information Technology
We rely significantly upon information technology systems and any failure, inadequacy, interruption or security lapse of these systems could harm our ability to operate our business effectively.
In the ordinary course of our business, we and our third-party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential information relating to our business and that of our clinical trial participants, business partners and employees. In particular, we rely on contract research organizations and other third parties to store and manage data generated from our preclinical research and development activities and information from our clinical trials. The secure maintenance of this sensitive information is critical to our business and reputation.

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

For information stored with our third-party contractors, we rely upon, and the integrity and confidentiality of such information is dependent upon, the risk mitigation efforts such third-party contractors have in place. In the recent past, cyber-

attacks have become more prevalent and much harder to detect and defend against. Our and our third-party contractors’ respective network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. We might not anticipate or immediately detect such incidents and the damage caused by such incidents. System failures, data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. System failures or accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our research and development activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. Moreover, if a breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

A data security breach could also lead to public or unauthorized exposure of personal information of our clinical trial patients, our employees or others. Cyber-attacks and the measures we implement to prevent, detect, and respond to them could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, expose us to contractual damages and/or regulatory liability, require us to make certain breach notifications, divert the attention of our management and key information technology resources, harm our reputation and deter patients, clinical investigators or other business partners from participating in our clinical trials or otherwise working with us. Any loss of preclinical data or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product development and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party data processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices, and any non-compliance by us or our employees, consultants or contractors could lead to government enforcement actions, private litigation, significant fines and penalties, or reputational harm and could have a material adverse effect on our business, financial condition or results of operations.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution and import and export, are subject to comprehensive regulation by the FDA, the EMA and comparable regulatory agencies in other countries.

In general, the FDA and similar regulatory authorities outside the United States require two adequate and well-controlled clinical trials demonstrating safety and effectiveness for marketing approval for an ophthalmic pharmaceutical product. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely upon third-party CROs to assist us in this process. Securing marketing approval requires obtaining positive safety and efficacy data from required clinical trials, as well as the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing processes to, and inspection of manufacturing facilities by, the relevant regulatory authorities. The FDA or other regulatory authorities may determine that a product candidate that we may develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.
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
Marketing approval of novel product candidates such as Zimura and our gene therapy product candidates manufactured using novel manufacturing processes can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to regulatory agencies’ lack of experience with them. We believe that the FDA has only granted marketing approval for one aptamer product and one gene replacement product to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.
Accordingly, if we or our collaborators experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for such product candidate may be harmed and our ability to generate revenues would be materially impaired.
Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions. The approval requirements in foreign jurisdictions may differ significantly from those in the United States.
In order to market and sell our product candidates in the European Union and many other jurisdictions, we or our third-party commercialization partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional preclinical or clinical testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party commercialization partners may not obtain marketing and/or reimbursement approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We and our third-party commercialization partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.
Additionally, in June 2016 the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. The process for withdrawal has been and remains uncertain and convoluted, with the United Kingdom currently scheduled to withdraw from the European Union on October 31, 2019, and currently, no effective withdrawal agreement has been concluded between the European Union and the United Kingdom. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations,

Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business. It remains to be seen how, if at all, Brexit will actually occur and how, if at all, Brexit will impact regulatory requirements for the approval of pharmaceutical product candidates and the sale of pharmaceutical products in the United Kingdom and the European Union.
We currently do not have orphan drug designations or orphan drug exclusivity for any product candidate. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have our product candidates approved by the applicable regulatory authority for a significant period of time.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission during that marketing exclusivity period from approving another marketing application for a product that constitutes the same drug treating the same indication, except in limited circumstances. If another sponsor receives such approval before we do, regardless of our orphan drug designation, we will be precluded from receiving marketing approval for our product candidate during the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the later drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity is unclear in the context of gene therapies, and the FDA has issued draft guidance suggesting minor variations in the construct of a gene therapy that lead to improvements in safety or efficacy may result in the determination that a drug is a "different drug". In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•
the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of the orphan medicinal product.

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
In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead decide not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not ensure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or that the time period for FDA review or approval will not be shortened.
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
Any product candidate for which we or our commercialization partners obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continued requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control and quality assurance, complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.
The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers' communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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

•
the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $10,781 and a maximum of $20,563 per false claim;

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

•
the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, medical devices and biological products covered by federal healthcare benefit programs to report payments and other transfers of value to physicians and teaching hospitals; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by governmental and non-governmental third-party payors, including private insurers.

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
If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. As our product candidates advance in clinical development, we plan to develop and implement a corporate compliance program to ensure that we will market and sell any future products that we successfully develop in compliance with all applicable laws and regulations, but we cannot guarantee that any such program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our commercialization partners’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us or them, we or they may be subject to significant civil, criminal and administrative penalties, including damages, fines, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our or their operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
Our operations may be dependent on the normal function on the FDA, the SEC and other government agencies. The inability of those agencies to obtain necessary funding and other effects from the political process could prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new product applications such as INDs, new drug applications and biologics license applications can be affected by a variety of factors, including government funding levels, ability to hire and retain key personnel and to accept the payment of user fees, and statutory, regulatory, and policy changes. Government funding of the FDA, the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, the Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could affect federal agencies, including the FDA. Those executive actions, some of which are still being implemented, may impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, which could negatively impact our business.
Current and future legislation and regulations may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we or they may charge for such products, when and if approved.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may charge for any approved products.
In March 2010, President Barack H. Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer, originally 50% and as of 2019, 70%, point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to amend or replace elements of the ACA during the current congressional session.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA, which has lead to numerous legal challenges to the ACA and the Trump Administration's actions. Since January 2017, President Trump has signed at least two executive orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second executive order terminated the cost-sharing subsidies that reimburse insurers under the ACA, which has lead some states attorneys general and some insurers to sue the Trump Administration for such payments and a number of those lawsuits remain pending. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. That lawsuit is currently pending possible review by the U.S. Supreme Court. In addition, in October 2018 CMS promulgated regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
We will continue to evaluate the effect that the ACA, its possible amendment or repeal and the actions of the Trump Administration in relation to the ACA could have on our business. It is possible that amendment or repeal initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. While the timing and scope of any potential future legislation to amend or repeal ACA provisions is highly uncertain in many respects, including the possibility that any such amendment or repeal is brought about by a court ruling rather than legislative action, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be amended or repealed.
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
The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments as those in the United States may affect our ability to profitably commercialize our products, if approved.
Finally, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the commercialization of our product candidates, if any, may be.
We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. International Travel Act of 1961, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
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
We and our third-party manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and produce hazardous waste products. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources and any coverage provided by our insurance. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
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
Further, with respect to the operations of our third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our product candidates or products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products.
Risks Related to Employee Matters and Managing Our Operations
We are a development-stage company with a limited number of employees and we may experience difficulties in retaining key employees and consultants.
We are a development-stage company with a total of 35 full-time employees as of April 30, 2019. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, outsourced manufacturing and supply chain management, analytical development and quality assurance, as well as all of our general and administrative functions and public company infrastructure.
We remain highly dependent on David R. Guyer, M.D., our executive chairman, and Glenn P. Sblendorio, our chief executive officer and president, as well as the other principal members of our management, scientific and clinical teams. We do not maintain “key person” insurance for any of our executives or other employees. Although we have entered into letter agreements with our executive officers, each of them and our non-executive employees may terminate their employment with us at any time. As a result, key employees that we expect to retain to assist with the growth of our business may choose not to remain employees. In addition, we may experience difficulties in retaining key employees for any number of reasons. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business plan.

Furthermore, replacing any such executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, including, in particular, personnel with gene therapy experience. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, pipeline expansion and commercialization strategies, including retaining key consultants previously used by Inception 4 for our HtrA1 inhibitor program and engaging and retaining key consultants with gene therapy experience. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to attract or retain high quality personnel as we implement our business plan, our ability to pursue our strategy would be limited.

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
During the year ended December 31, 2015, we took the following steps to remediate the identified material weakness: we added staffing within our finance department and engaged a nationally recognized accounting firm, in each case, with technical expertise in the area of tax accounting and financial reporting. Our management concluded that the identified material weakness in internal control over financial reporting was fully remediated as of December 31, 2015. Although we have remediated this deficiency in internal control over financial reporting, we cannot be certain that the remedial measures that we took in the past or other measures we take in the future, especially in light of our decreased size as a result of the implementation of our reduction in personnel during the year ended on December 31, 2017, and the associated decrease in staffing in our accounting and finance areas, will ensure that we maintain adequate controls over our financial reporting going forward and, accordingly, additional material weaknesses could occur or be identified. Any additional material weaknesses or combination of deficiencies could materially and adversely affect our ability to provide timely and accurate financial information, and any future deficiencies may impact investors’ confidence in our internal controls and our company, which could cause our stock price to decline.
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
Provisions in our certificate of incorporation and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	provide for a classified board of directors such that only one of three classes of directors is elected each year;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from our board of directors;

•	provide for advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings;

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
Our stock price may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•	results of research, preclinical development activities and clinical trials for our product candidates and the timing of the receipt of such results;

•	the success of products or technologies that compete with our product candidates, including results of clinical trials of product candidates of our competitors;

•	the results of our efforts to in-license or acquire the rights to other product candidates and technologies for the treatment of retinal diseases;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions;

•	political, regulatory or legal developments in the United States and other countries; and

•	the other factors described in this “Risk Factors” section.
For example, following our announcement of initial, top-line results from our OPH2007 Phase 2a clinical trial for Zimura in combination with the anti-VEGF agent Lucentis for the treatment of wet AMD, the closing price of our common stock declined from $2.22 on November 9, 2018 to $1.92 on November 14, 2018 and declined further thereafter. The closing price of our common stock was $1.43 on May 6, 2019. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. For example, we and certain of our current and former executive officers have been named as defendants in purported class action lawsuits following our announcement in December 2016 of the initial, top-line results from the first two of our Phase 3 Fovista trials for the treatment of wet AMD. See Part II, Item 1 of this Quarterly Report on Form 10-Q and in this "Risk Factors" section, “Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.
If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, we issued 5,174,727 shares of our common stock to the former equityholders of Inception 4 as upfront consideration for our acquisition of Inception 4. These shares are subject to lock-up restrictions, which expired at the end of April 2019 with respect to 50% of such shares, and will expire at the end of October 2019 with respect to the remaining 50% of such shares, following which such shares may be freely sold and traded pursuant to a registration statement on Form S-3 (File No. 333-229978) that was declared effective by the Securities and Exchange Commission on April 25, 2019. If the holders of these shares sell, or the market perceives that these holders will sell, the shares currently held by them, the price of our common stock may decline.
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
We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth of our business. In addition, the terms of any future debt agreements that we may enter into may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.
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
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the SEC on September 9, 2013)

3.2
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 16, 2019)

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the SEC on September 9, 2013)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2019 and 2018, (iii) Consolidated Statements of Stockholders' Equity (unaudited) for the three month periods ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows (unaudited) for three month periods ended March 31, 2019 and 2018 and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: May 8, 2019	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)