Form 10-Q
period 2019-06-30
IVERIC bio, Inc.
filed 2019-08-01
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of July 29, 2019 there were 41,562,695 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the potential benefits of our business plan and strategy to develop our gene therapy and therapeutic product candidates and programs and pursue our collaborative gene therapy sponsored research programs;

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

•	our ability to establish and maintain arrangements and capabilities for the manufacture of our product candidates;

•	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;

•	our ability to in-license or acquire additional product candidates or technologies to treat retinal diseases;

•
the potential advantages of our product candidates and other technologies that we are pursuing, including the advantages and limitations of gene therapy, including use of minigenes, inhibition of the complement system and HtrA1, and other mechanisms of action with which we are pursuing development of our product candidates;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$106,889	$131,201
Prepaid expenses and other current assets	1,937	2,086
Income tax receivable	1,765	—
Total current assets	110,591	133,287
Property and equipment, net	252	335
Right-of-use asset, net	989	—
Income tax receivable, non-current	1,765	3,529
Other assets	11	14
Total assets	$113,608	$137,165
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$7,645	$7,337
Accounts payable and accrued expenses	3,241	5,869
Lease liability	989	—
Total current liabilities	11,875	13,206
Total liabilities	11,875	13,206
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 41,477,420 and 41,397,197 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	41	41
Additional paid-in capital	550,303	545,585
Accumulated deficit	(448,611)	(421,667)
Total stockholders' equity	101,733	123,959
Total liabilities and stockholders' equity	$113,608	$137,165

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$10,009	$8,516	$17,694	$16,202
General and administrative	5,198	6,332	10,679	11,977
Total operating expenses	15,207	14,848	28,373	28,179
Loss from operations	(15,207)	(14,848)	(28,373)	(28,179)
Interest income	617	602	1,287	1,075
Other income (expense)	151	—	151	(16)
Loss before income tax provision (benefit)	(14,439)	(14,246)	(26,935)	(27,120)
Income tax provision (benefit)	4	(1,037)	9	(838)
Net loss	$(14,443)	$(13,209)	$(26,944)	$(26,282)
Comprehensive loss	$(14,443)	$(13,209)	$(26,944)	$(26,282)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.37)	$(0.65)	$(0.73)
Weighted average common shares outstanding:
Basic and diluted	41,477	36,188	41,452	36,171

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	41,397	$41	$545,585	$(421,667)	$123,959
Issuance of common stock under employee stock compensation plans	—	—	56	—	41	—	41
Share-based compensation	—	—	—	—	2,470	—	2,470
Net loss	—	—	—	—	—	(12,501)	(12,501)
Balance at March 31, 2019	—	$—	41,453	$41	$548,096	$(434,168)	$113,969
Issuance of common stock under employee stock compensation plans	—	—	24	—	—	—	—
Share-based compensation	—	—	—	—	2,207	—	2,207
Net loss	—	—	—	—	—	(14,443)	(14,443)
Balance at June 30, 2019	—	$—	41,477	$41	$550,303	$(448,611)	$101,733

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	36,110	$36	$522,759	$(484,754)	$38,041
Issuance of common stock under employee stock compensation plans	—	—	54	—	27	—	27
Share-based compensation	—	—	—	—	3,082	—	3,082
Net loss	—	—	—	—	—	(13,073)	(13,073)
Balance at March 31, 2018	—	$—	36,164	$36	$525,868	$(497,827)	$28,077
Issuance of common stock under employee stock compensation plans	—	—	24	—	—	—	—
Share-based compensation	—	—	—	—	2,662	—	2,662
Net loss	—	—	—	—	—	(13,209)	(13,209)
Balance at June 30, 2018	—	$—	36,188	$36	$528,530	$(511,036)	$17,530

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(26,944)	$(26,282)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	83	94
Gain on sale of property and equipment	(150)	—
Deferred income taxes	—	233
Share-based compensation	4,677	5,744
Changes in operating assets and liabilities:
Income tax receivable	(1)	1,387
Prepaid expense and other current assets	299	1,227
Other assets	3	(7)
Accrued research and development expenses	308	153
Accounts payable and accrued expenses	(2,628)	(3,557)
Net cash used in operating activities	(24,353)	(21,008)
Investing Activities
Net cash provided by (used in) investing activities	—	—
Financing Activities
Proceeds from employee stock plan purchases	41	27
Net cash provided by financing activities	41	27
Net change in cash and cash equivalents	(24,312)	(20,981)
Cash and cash equivalents
Beginning of period	131,201	166,972
End of period	$106,889	$145,991
Supplemental disclosure of cash paid
Income tax refunds received	$—	$2,467

   The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
1. Business
Description of Business and Organization
IVERIC bio, Inc. (the “Company”), formerly Ophthotech Corporation, was incorporated on January 5, 2007, in Delaware. The Company is a science-driven biopharmaceutical company with a focus on discovering and developing novel gene therapy solutions to treat orphan inherited retinal diseases ("IRDs") with unmet medical needs. In April 2019, the Company changed its name from Ophthotech Corporation to IVERIC bio, Inc. to reflect the transition of its business to focus principally on gene therapies. The Company believes that gene therapy as a treatment modality, especially gene therapies using adeno-associated virus ("AAV") for gene delivery, holds tremendous promise for retinal diseases. The Company also continues to develop its therapeutic programs, including its ongoing clinical trials for its C5 complement inhibitor Zimura® (avacincaptad pegol) for an age-related retinal disease and for an orphan IRD.
The Company's gene therapy portfolio consists of several ongoing research and preclinical development programs that use AAV for gene delivery. These AAV gene therapy programs are targeting the following orphan IRDs:

•	rhodopsin-mediated autosomal dominant retinitis pigmentosa ("RHO-adRP"), which is characterized by progressive and severe bilateral loss of vision leading to blindness;

•
IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy ("Best disease"), which is generally characterized by bilateral egg yolk-like lesions in the central portion of the retina (the "macula") that, over time, progress to atrophy and loss of vision;

•	Leber congenital amaurosis type 10 ("LCA10"), which is characterized by severe bilateral loss of vision at or soon after birth;

•	autosomal recessive Stargardt disease, which is characterized by progressive damage to the macula and retina, leading to loss of vision in children and young adults; and

•	IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A ("Usher 2A") and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.
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
The Company's business development efforts have resulted in the expansion of its research and development pipeline and the transition of the Company to focus principally on gene therapy. The Company initiated multiple gene therapy sponsored research programs with the University of Massachusetts Medical School ("UMMS") in February 2018 and initiated an additional gene therapy sponsored research program with UMMS for USH2A-related IRDs in July 2019. Additionally, the Company in-licensed its novel AAV gene therapy product candidate for the treatment of RHO-adRP ("IC-100") from the University of Florida Research Foundation ("UFRF") and the University of Pennsylvania ("Penn") in June 2018, in-licensed its novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs, including Best disease ("IC-200") from Penn and UFRF in April 2019 and in-licensed its minigene sponsored research program for LCA10 from the University of Massachusetts in July 2019 (See "Note 10—Subsequent Event" for a description of this in-license transaction). The Company also acquired its HtrA1 inhibitor program through the acquisition of Inception 4, Inc. ("Inception 4") in October 2018.

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
As of June 30, 2019, the Company had cash and cash equivalents of approximately $106.9 million.
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
Concentration of Suppliers
The Company currently relies exclusively upon a single third-party contract manufacturer for IC-100 and IC-200, and expects to rely on sole-source suppliers for certain starting materials to be used in the manufacture of such product candidates. The Company currently relies exclusively upon a single third-party manufacturer to provide supplies of the drug substance for Zimura on a purchase order basis. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply it with the polyethylene glycol reagent used to manufacture Zimura on a purchase order basis. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of its product candidates. The Company currently relies upon a single third-party contract manufacturer to produce small quantities of the active pharmaceutical ingredient for its HtrA1 inhibitors for preclinical development purposes. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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
Property and Equipment
Property and equipment, which consists mainly of clinical equipment, computers, software, other office equipment, and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset.
Research and Development
The Company's research and development expenses primarily consist of costs associated with the manufacturing, development and preclinical and clinical testing of its product candidates and costs associated with its collaborative gene therapy sponsored research programs. The Company's research and development expenses consist of:

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
Prior to January 1, 2019, share-based compensation awarded to non-employees was subject to revaluation over the vesting term of each award. Subsequent to the adoption of ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, the value of non-employee share-based compensation is measured on the date of grant, similar to share-based compensation granted to employees.
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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected common stock price volatility	88%	85%	87%	83%
Risk-free interest rate	2.15%-2.31%	2.83%-2.83%	2.15%-2.54%	2.39%-2.83%
Expected term of options (years)	5.3	5.3	5.6	5.6
Expected dividend yield	—	—	—	—
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
As a result of the adoption, the Company recognized, as of the beginning of the period of adoption, right-of-use assets and lease liabilities of approximately $1.5 million, which represents the present value of its remaining lease payments using a weighted average estimated incremental borrowing rate of 6%, on its Consolidated Balance Sheet. The adoption of this standard did not have a material impact on the Company’s results of operations for the period ended June 30, 2019.
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. During the three months ended March 31, 2019, the Company adopted this guidance. The adoption did not have a material impact on its financial statements for the period ended and as of June 30, 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(14,443)	$(13,209)	$(26,944)	$(26,282)
Weighted average common shares outstanding - basic and dilutive	41,477	36,188	41,452	36,171
Net loss per share of common stock - basic and diluted	$(0.35)	$(0.37)	$(0.65)	$(0.73)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options outstanding	5,690	4,818	5,690	4,818
Restricted stock units	635	199	635	199
Total	6,325	5,017	6,325	5,017
4. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of June 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of approximately $106.9 million and $131.2 million, respectively. Cash and cash equivalents included cash of $2.3 million at June 30, 2019 and $4.4 million at December 31, 2018. Cash and cash equivalents at June 30, 2019 and December 31, 2018 included $104.6 million and $126.8 million, respectively, of investments in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at June 30, 2019 or at December 31, 2018, respectively.
The Company believes that its existing cash and cash equivalents as of June 30, 2019 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months.
5. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the "2013 Plan"), annual increases have resulted in the addition of an aggregate of approximately 8,554,000 additional shares to the 2013 Plan, including for 2019, an increase of approximately 1,656,000 shares, or approximately 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2019. As of June 30, 2019, the Company had approximately 2,704,000 shares available for grant under the 2013 Plan.

Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$1,488	$1,836	$3,110	$3,968
Restricted stock units	709	819	1,530	1,765
Employee stock purchase plan	10	7	37	11
Total	$2,207	$2,662	$4,677	$5,744
The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$989	$1,106	$2,159	$2,546
General and administrative	1,218	1,556	2,518	3,198
Total	$2,207	$2,662	$4,677	$5,744
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of June 30, 2019 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2018	5,903	$13.72
Granted	137	$1.35
Forfeited	(261)	$26.18
Expired	(89)	$12.72
Outstanding, June 30, 2019	5,690	$12.89
Vested and exercisable, June 30, 2019	2,850	$21.83
Vested and expected to vest, June 30, 2019	5,463	$13.26
As of June 30, 2019, there were approximately $6.4 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 1.8 years.

RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of June 30, 2019 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	679	$15.61
Awarded	10	$1.38
Vested	(49)	$52.83
Forfeited	(5)	$38.98
Outstanding, June 30, 2019	635	$12.40
Outstanding, Expected to vest	518	$6.58
As of June 30, 2019, there were approximately $2.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 1.5 years.
ESPP
As of June 30, 2019, there were 920,707 shares available for future purchases under the ESPP. There were no shares of common stock issued under the ESPP during the three months ended June 30, 2019 and 2018. There were 31,522 shares of common stock issued under the ESPP during the six months ended June 30, 2019. Cash proceeds from ESPP purchases were $41 thousand during the six months ended June 30, 2019. There were 12,229 shares of common stock issued under the ESPP during the six months ended June 30, 2018. Cash proceeds from ESPP purchases were $27 thousand during the six months ended June 30, 2018.
6. Income Taxes
For the three and six months ended June 30, 2019, the Company recorded a de minimis provision for income taxes. For the three and six months ended June 30, 2018, the Company recorded a benefit for income taxes of $1.0 million and $0.8 million, respectively. The benefit for income taxes recorded during the three months ended June 30, 2018 was to reflect the settlement of a local tax audit. The income tax benefit for the six months ended June 30, 2018 includes the provision for income taxes recorded by the Company for the three months ended March 31, 2018 to reflect the impact of sequestration on the Company's estimate of refundable AMT credits.
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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$87,572	$—	$—
Investments in investment-grade corporate debt securities*	$—	$17,031	$—
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$97,402	$—	$—
Investments in investment-grade corporate debt securities*	$—	$29,425	$—

*
Investments in money market funds and investment-grade corporate debt securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Consolidated Balance Sheets.

No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2019.
The Company held no available for sale securities at June 30, 2019 or at December 31, 2018.
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
For the three and six months ended June 30, 2019, lease and rent expense was $0.3 million and $0.6 million. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $0.3 million and $0.6 million for the three and six months ended June 30, 2019. At June 30, 2019, the Company's operating leases had a weighted average remaining lease term of 1.0 year.

The following presents the maturity of the Company's operating lease liabilities as of June 30, 2019:

June 30, 2019
Remainder of 2019	$520
2020	504
Total remaining obligation	1,024
Less imputed interest	(35)
Present value of lease liabilities	$989
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
IC-200 - University of Pennsylvania and the University of Florida
Under its exclusive license agreement with Penn and UFRF for rights to IC-200, the Company is obligated to make payments to Penn, for the benefit of the Licensors, of up to an aggregate of $15.7 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to one licensed product and up to an aggregate of an additional $3.1 million if the Company achieves these same milestones with respect to a different licensed product. In addition, the Company is obligated to make payments to Penn, for the benefit of the Licensors, of up to an aggregate of $48.0 million if the Company achieves specified commercial sales milestones with respect to one licensed product and up to an aggregate of an additional $9.6 million if the Company achieves these same milestones with respect to a different licensed product. The Company is also obligated to pay Penn, for the benefit of the Licensors, a low single-digit percentage of net sales of licensed products. The Company is also obligated to pay Penn, for the benefit of the Licensors, a high single-digit to a mid-teen percentage of specified non-royalty payments the Company may receive from any third-party sublicensee of the licensed patent rights, with the applicable percentage based upon the stage of development of the sublicensed product at the time the Company enters into the sublicense. Further, if the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the agreement, the Company will be obligated to pay Penn, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay Penn, for the benefit of the Licensors, a high single-digit percentage of any consideration received from such third party in connection with such sale.
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
On February 7, 2018, a shareholder derivative action was filed against the members of the Company’s Board of Directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that the defendants breached their fiduciary duties to the Company by adopting a compensation plan that overcompensates the non-employee members of the Company's board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that the defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages, on behalf of the Company, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. The Company filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, the plaintiff filed an amended complaint. On June 25, 2018, the Company filed a renewed motion to dismiss this case. On December 3, 2018, the parties filed a stipulation of settlement that contemplates that the Company will adopt certain compensation-related governance reforms and does not obligate the defendants or the Company to pay any monetary damages. The court approved the settlement at a hearing on March 12, 2019. As part of the settlement, in April 2019 the Company paid $300,000 in fees and costs to plaintiff's counsel. As contemplated by the settlement, the Company's board of directors adopted certain compensation-related governance reforms, including a non-employee director compensation policy, which the Company's stockholders approved on May 15, 2019 at its 2019 annual meeting.
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
10. Subsequent Event
miniCEP290 License Agreement

On July 22, 2019, the Company entered into an Exclusive License Agreement (the “miniCEP290 License Agreement”) with the University of Massachusetts (“UMass”).  The Company entered into the miniCEP290 License Agreement by exercising its exclusive option rights under an option agreement and a sponsored research agreement that the Company previously entered into with UMass in February 2018. Under the miniCEP290 License Agreement, UMass granted the Company a worldwide, exclusive license under specified patent rights and specified biological materials and a non-exclusive license under specified know-how to make, have made, use, offer to sell, sell, have sold and import products for the treatment of diseases associated with mutations in the CEP290 gene, including LCA10. The Company may grant sublicenses of the licensed patent rights and know-how without the consent of UMass.

The Company has agreed to use diligent efforts to develop licensed products and to introduce such licensed products into the commercial market. Subject to obtaining marketing approval, the Company agreed to make any approved licensed product reasonably available to the public. In addition, the Company has agreed to meet specified development and regulatory milestones with respect to a licensed product by specified dates, as the same may be extended under the terms of the miniCEP290 License Agreement.

Financial Terms

The Company has agreed to pay UMass a $0.4 million upfront license fee upon execution of the miniCEP290 License Agreement. In addition, the Company has agreed to issue to UMass 75,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”), promptly following execution of the miniCEP290 License Agreement pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company has also agreed to pay UMass an annual license maintenance fee in the low double-digit thousands of dollars, which fee will be payable on an annual basis until the expiration of the royalty term for the licensed products. Furthermore, the Company has agreed to reimburse UMass for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.

The Company has further agreed to pay UMass up to an aggregate of $14.75 million in cash and issue up to 75,000 shares of Common Stock if the Company achieves specified clinical and regulatory milestones with respect to a licensed product. In addition, the Company has agreed to pay UMass up to an aggregate of $48.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product.

The Company is also obligated to pay UMass royalties at a low single-digit percentage of net sales of licensed products. The Company's obligation to pay royalties under the miniCEP290 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the later of: (a) the expiration of the last-to-expire licensed patent rights covering the sale of the applicable licensed product in the country of sale, or (b) 10 years from the first commercial sale of the applicable licensed product in the country of sale. Beginning with the calendar year following receipt of marketing approval for a licensed product, the Company is also obligated to pay certain minimum royalties, not to exceed an amount in the mid-double-digit thousands of dollars on an annual basis, which minimum royalties are creditable against the Company’s royalty obligation with respect to net sales of licensed products due in the year the minimum royalty is paid.

If the Company or any of its affiliates sublicenses any of the licensed patent rights or know-how to a third party, the Company will be obligated to pay UMass a high single-digit to a mid-tens percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the licensed products at the time the Company or the applicable affiliate enters into the sublicense.

If the Company receives a rare pediatric disease priority review voucher (a “priority review voucher”) from the FDA in connection with obtaining marketing approval for a licensed product, and the Company subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the miniCEP290 License Agreement, the Company will be obligated to pay UMass a low-tens percentage of the fair market value of the priority review voucher at the time of approval of such product candidate and a low-twenties percentage of the fair market value of the priority review voucher at the time of achievement of a specified commercial sales milestone for such other product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UMass a low-thirties percentage of any consideration received from such third party in connection with such sale.

Term and Termination

The miniCEP290 License Agreement, unless earlier terminated by the Company or UMass, will expire upon the expiration of the Company's obligation to pay royalties to UMass on net sales of licensed products.  The Company may terminate the miniCEP290 License Agreement at any time for any reason upon prior written notice to UMass. The Company may also terminate the miniCEP290 License Agreement if UMass materially breaches the miniCEP290 License Agreement and does not cure such breach within a specified cure period.

UMass may terminate the miniCEP290 License Agreement if the Company materially breaches the miniCEP290 License Agreement and does not cure such breach within a specified cure period.

Following any termination of the miniCEP290 License Agreement prior to expiration of the term of the miniCEP290 License Agreement, all rights to the licensed patent rights and know-how that UMass granted to the Company will revert to UMass.

Other Provisions

The miniCEP290 License Agreement contains patent prosecution and maintenance, indemnification and dispute resolution provisions that are customary for agreements of this kind.

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
Overview
We are a science-driven biopharmaceutical company with a focus on discovering and developing novel gene therapy solutions to treat orphan inherited retinal diseases, or IRDs, with unmet medical needs. In April 2019, we changed our name from Ophthotech Corporation to IVERIC bio, Inc. to reflect the transition of our business to focus principally on gene therapies. We believe that gene therapy as a treatment modality, especially gene therapies using adeno-associated virus, or AAV, for gene delivery, holds tremendous promise for retinal diseases. We also continue to develop our therapeutic programs, including our ongoing clinical trials for our C5 complement inhibitor Zimura® (avacincaptad pegol) for an age-related retinal disease and for an orphan IRD. If data from either of our Zimura clinical trials are positive, we plan to seek partnering opportunities for further clinical development of Zimura.
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

•
IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy, or Best disease, which is generally characterized by bilateral egg yolk-like lesions in the central portion of the retina, referred to as the macula, which, over time, progress to atrophy and loss of vision;

•	Leber congenital amaurosis type 10, or LCA10, which is characterized by severe bilateral loss of vision at or soon after birth;

•	autosomal recessive Stargardt disease, or STGD1, which is characterized by progressive damage to the macula and retina, leading to loss of vision in children and young adults; and

•	IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A, or Usher 2A, and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.
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
Gene Therapy Research and Development Programs
IC-100: Product Candidate for RHO-adRP
We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP, to which we acquired exclusive development and commercialization rights through a June 2018 license agreement with the University of Florida Research Foundation, or UFRF, and the University of Pennsylvania, or Penn. We and Penn are conducting additional preclinical studies of IC-100 and a natural history study of RHO-adRP patients. In parallel, we have engaged a gene therapy contract development and manufacturing organization, or CDMO, as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-100. Process development, manufacturing and other IND-enabling activities are ongoing. Based on current timelines and subject to regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-100 during the second half of 2020.
IC-200: Product Candidate for BEST1-Related IRDs
We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs, including Best disease, to which we acquired exclusive development and commercialization rights through an April 2019 license agreement with Penn and UFRF. We and Penn are conducting additional preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs. In parallel, we have engaged a gene therapy CDMO as the manufacturer for pre-clinical and Phase 1/2 clinical supply of IC-200 and have commenced process development, manufacturing and other IND-enabling activities. Based on current timelines and subject to regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-200 during the first half of 2021.
Minigene Therapy Research Programs
AAV vectors are generally limited as a delivery vehicle by the size of their genetic cargo, which is restricted to approximately 4,700 base pairs of genetic code. The use of "minigenes" seeks to deliver a smaller but still functional form of a larger gene packaged into a standard-size AAV delivery vector. The predominant or standard, non-mutated form of a gene is referred to as the wildtype form, and the protein resulting from expression of the wildtype gene is referred to as wildtype protein. The goal of minigene therapy is to deliver a gene expressing a protein that, although different from the wildtype protein, is nonetheless functional for purposes of treating the associated disease.
We are funding multiple sponsored research programs at the University of Massachusetts Medical School, or UMMS, seeking to use a minigene approach to develop new gene therapies for orphan IRDs. We refer to each of these programs by reference to the gene of interest for which we are seeking to create a minigene therapy. We refer to these programs collectively as our collaborative gene therapy sponsored research programs. We receive research results from these programs as they become available. UMMS has granted us an option to obtain an exclusive license to any patents or patent applications that result from these programs.
miniCEP290 Program for LCA10
One of the minigene research programs, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. The naturally occurring CEP290 gene is approximately 8,000 base pairs. In a 2018 publication in Human Gene Therapy, researchers at UMMS presented their findings that injection of a CEP290 minigene into a newborn mouse model for LCA10 resulted in rescue of photoreceptor cells, as evidenced by both anatomical and functional measures. The goal of the sponsored research was to create and evaluate other CEP290 minigene constructs in the mouse model and optimize the effect observed in that publication.
Encouraged by the results of the sponsored research we received to date, through which we have identified what we believe are multiple promising minigene constructs, we exercised our option and in July 2019 entered into a license agreement for exclusive development and commercialization rights to patent rights and know-how for this program. The sponsored research is ongoing and UMMS is continuing to test additional CEP290 minigene constructs. We plan to continue to advance our miniCEP290 program with the constructs that appear most promising with the goal of identifying a lead product candidate to advance into preclinical development and IND-enabling activities.
miniABCA4 Program for STGD1
Another of the minigene research programs, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS is constructing and evaluating several ABCA4 minigene constructs in both in vitro and in vivo experiments. We expect to receive results from the miniABCA4 program in 2020.

miniUSH2A Program for USH2A-Related IRDs
In July 2019, we entered into a sponsored research agreement with UMMS for USH2A-related IRDs. We refer to this program as the miniUSH2A program. This program will employ the minigene approach for the USH2A gene, which encodes a protein called usherin. Usherin is believed to be important in the development and maintenance of cells in the retina and the inner ear. Usher 2A is an autosomal recessive genetic condition characterized by hearing loss from birth and progressive vision loss, due to retinitis pigmentosa, that begins in adolescence or adulthood. USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa is a genetic condition that manifests as vision loss without associated hearing loss. The miniUSH2A program seeks to develop an AAV deliverable, mutation independent, minigene therapy option for the vision loss associated with USH2A mutations. There are currently no FDA- or European Medicines Agency, or EMA, approved therapies to treat Usher 2A or USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.
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
Research and Development Pipeline
We have summarized the current status of our ongoing research and development programs in the table below. We have given an IC number (IC-100 and IC-200) to our preclinical gene therapy product candidates. In the future, we intend to give an IC number to other gene therapy product candidates that advance to preclinical development from our collaborative gene therapy sponsored research programs or that we in-license or acquire, in each case, once a lead product candidate is identified for a particular program.

Business Development Activities
Since early 2017, we have been pursuing a business development strategy to evaluate available technologies to treat ophthalmic diseases, particularly those in the back of the eye, and to explore opportunities to obtain rights to additional products and product candidates employing these technologies. As we evaluated numerous potential opportunities, we have come to believe that gene therapy is a promising treatment modality for retina diseases for which there are significant unmet medical needs. Our efforts have resulted in the expansion of our research and development pipeline and the transition of our company to focus principally on gene therapy. We expect to continue to evaluate, on a selective basis, opportunities to potentially obtain rights to additional gene therapy product candidates and technologies for retinal diseases. We intend to continue to focus on opportunities that present a compelling scientific rationale, have the potential to address an unmet medical need and present a meaningful commercial opportunity. To the extent feasible, we plan to target opportunities where we believe third-party funding for specific programs or technologies may be available.
Financial Matters
As of June 30, 2019, we had cash and cash equivalents of $106.9 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. After taking into account our recent in-licensing transaction for our miniCEP290 program and sponsored research agreement for our miniUSH2A program, we reaffirm our estimate that year-end 2019 cash and cash equivalents will range between $80 million and $85 million. This estimate is based on our current business plan, including the continuation of our current research and development programs. This estimate does not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or commence any new sponsored research programs. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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

Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of our product candidates and costs associated with our collaborative gene therapy sponsored research programs. Our research and development expenses consist of:

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
All research and development expenses are charged to operations as incurred in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 730, Research and Development, or ASC 730. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we record expenses by functional department. Accordingly, we do not allocate all research and development expenses to individual projects or product candidates, although we do allocate some portion of these expenses by project or product candidate, as shown below.
The following table summarizes our research and development expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Zimura	$3,778	$3,761	$6,979	$7,736
HtrA1	232	—	232	—
IC-100: RHO-adRP	1,777	914	2,625	914
IC-200: BEST1-related IRDs	1,138	—	1,283	—
Other gene therapy	191	490	439	490
Prior product candidate Fovista	16	35	29	64
Personnel-related	1,689	1,395	3,304	3,276
Share-based compensation	989	1,106	2,159	2,546
Other	199	815	644	1,176
	$10,009	$8,516	$17,694	$16,202
We expect our research and development expenses to increase as we continue to pursue our research and development programs. Our research and development expenses may also increase if we in-license or acquire any new product candidates or commence any new sponsored research programs.
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
Our costs may exceed our expectations due to unforeseen or other reasons. For example, our costs may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as issues with the retention of enrolled patients or with the availability of drug supply, or in our preclinical development programs, such as if we experience issues with manufacturing or inability to develop formulations, or if we further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities or build internal research capabilities or pursue internal research efforts. As a result, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
Prior to January 1, 2019, share-based compensation awarded to non-employees was subject to revaluation over the vesting term of each award. Subsequent to the adoption of ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, the value of non-employee share-based compensation is measured on the date of grant, similar to share-based compensation granted to employees.
We use the Black-Scholes option pricing model to value our stock option awards and the options to purchase shares under our employee stock purchase plan. Use of this valuation methodology requires that we make assumptions as to: the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.
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

June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected common stock price volatility	88%	85%	87%	83%
Risk-free interest rate	2.15%-2.31%	2.83%-2.83%	2.15%-2.54%	2.39%-2.83%
Expected term of options (years)	5.3	5.3	5.6	5.6
Expected dividend yield	—	—	—	—
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
Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $2.2 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively, net of expected forfeitures. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $4.7 million and $5.7 million for the six months ended June 30, 2019 and 2018, respectively, net of expected forfeitures.
As of June 30, 2019, we had $8.5 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.7 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to decrease in future periods as a result of a decrease in the fair value of our common stock.
For the three and six months ended June 30, 2019 and 2018, we allocated share-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$989	$1,106	$2,159	$2,546
General and administrative	1,218	1,556	2,518	3,198
Total	$2,207	$2,662	$4,677	$5,744
Income Taxes
For the three and six months ended June 30, 2019, we recorded a de minimis provision for income taxes. For the three and six months ended June 30, 2018, we recorded a benefit for income taxes of $1.0 million and $0.8 million, respectively. The benefit for income taxes recorded during the three months ended June 30, 2018 was to reflect the settlement of a local tax audit. The income tax benefit for the six months ended June 30, 2018 includes the provision for income taxes that we recorded for the three months ended March 31, 2018 to reflect the impact of sequestration on our estimate of refundable AMT credits.
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

Results of Operations
Comparison of Three Month Periods Ended June 30, 2019 and 2018

	Three months ended June 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$10,009	$8,516	$1,493
General and administrative	5,198	6,332	(1,134)
Total operating expenses	15,207	14,848	359
Loss from operations	(15,207)	(14,848)	359
Interest income	617	602	15
Other income (expense)	151	—	(151)
Loss before income tax provision (benefit)	(14,439)	(14,246)	193
Income tax provision (benefit)	4	(1,037)	(1,041)
Net loss	$(14,443)	$(13,209)	$1,234
Research and Development Expenses
Our research and development expenses were $10.0 million for the three months ended June 30, 2019, an increase of $1.5 million compared to $8.5 million for the three months ended June 30, 2018. The increase in research and development expenses for the three months ended June 30, 2019 was primarily due to a $1.7 million increase in costs resulting from the initiation and expansion of our gene therapy programs and a $0.2 million increase in costs resulting from the initiation of our HtrA1 inhibitor program. This increase was partially offset by a decrease in professional consulting costs. The costs for our Zimura programs were relatively unchanged during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as a result of decreased clinical trial costs relating to the completion of the OPH2007 wet AMD trial during the fourth quarter of 2018, which were primarily offset by an increase in clinical trial costs related to increased patient enrollment in the OPH2003 dry AMD trial and the OPH2005 STGD1 trial.
General and Administrative Expenses
Our general and administrative expenses were $5.2 million for the three months ended June 30, 2019, a decrease of $1.1 million, compared to $6.3 million for the three months ended June 30, 2018. The decrease in general and administrative expenses for the three months ended June 30, 2019 was primarily due to a decrease in costs to support our operations and infrastructure.
Interest Income
Interest income for the three months ended June 30, 2019 was $0.6 million compared to interest income of $0.6 million for the three months ended June 30, 2018.
Income Tax Provision (Benefit)
For the three months ended June 30, 2019, we recorded a de minimis provision for income taxes. For the three months ended June 30, 2018, we recorded an income tax benefit of $1.0 million, which was primarily to reflect a settlement of a local tax audit.

Comparison of Six Month Periods Ended June 30, 2019 and 2018

	Six months ended June 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$17,694	$16,202	$1,492
General and administrative	10,679	11,977	(1,298)
Total operating expenses	28,373	28,179	194
Loss from operations	(28,373)	(28,179)	194
Interest income	1,287	1,075	212
Other income (expense)	151	(16)	(167)
Loss before income tax provision (benefit)	(26,935)	(27,120)	(185)
Income tax provision (benefit)	9	(838)	(847)
Net loss	$(26,944)	$(26,282)	$662
Research and Development Expenses
Our research and development expenses were $17.7 million for the six months ended June 30, 2019, an increase of $1.5 million compared to $16.2 million for the six months ended June 30, 2018. The increase in research and development expenses for the six months ended June 30, 2019 was primarily due to a $2.9 million increase in costs resulting from the initiation and expansion of our gene therapy programs and a $0.2 million increase in costs resulting from the initiation of our HtrA1 inhibitor program. This increase was offset by a $0.8 million decrease in costs associated with our Zimura programs, a $0.4 million decrease in personnel expenses and a $0.5 million decrease in professional and consulting fees. The decreased costs for our Zimura programs included lower costs related to a decrease in Zimura manufacturing activities and lower clinical trial costs as a result of the completion of the OPH2007 wet AMD trial during the fourth quarter of 2018 and the completion of patient recruitment for our OPH2003 dry AMD trial during the fourth quarter of 2018 and the associated reduction in site initiation costs.
General and Administrative Expenses
Our general and administrative expenses were $10.7 million for the six months ended June 30, 2019, a decrease of $1.3 million, compared to $12.0 million for the six months ended June 30, 2018. The decrease in general and administrative expenses for the six months ended June 30, 2019 was primarily due to a decrease in costs to support our operations and infrastructure.
Interest Income
Interest income for the six months ended June 30, 2019 was $1.3 million compared to interest income of $1.1 million for the six months ended June 30, 2018. The increase in interest income was the result of an increase in interest rates and a change in the mix of our investment portfolio, which previously only included investments in money market funds and now includes investment in certain investment-grade corporate debt securities with original maturities of 90 days or less, partially offset by a decrease in cash balances available for investment.
Income Tax Provision (Benefit)
For the six months ended June 30, 2019, we recorded a de minimis provision for income taxes. For the six months ended June 30, 2018, we recorded an income taxes benefit of $0.8 million primarily to reflect a settlement of a local tax audit offset by a reduction in the amount of deferred tax assets that we expect will be realized in the future.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, funds we received under a prior licensing and commercialization agreement with Novartis Pharma, AG for Fovista, and the approximately $6.1 million in cash that we received in connection with our acquisition of Inception 4 in October 2018. We do not have any committed external source of funds.
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
Cash Flows
As of June 30, 2019, we had cash and cash equivalents totaling $106.9 million and no debt. We currently have invested our cash and cash equivalents in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(24,353)	$(21,008)
Investing Activities	—	—
Financing Activities	41	27
Net change in cash and cash equivalents	$(24,312)	$(20,981)
Cash Flows from Operating Activities
Net cash used in operating activities in the six months ended June 30, 2019 related primarily to net cash used to fund our research and development activities for Zimura, IC-100 and IC-200 and our collaborative gene therapy sponsored research programs and to support our general and administrative operations. Net cash used in operating activities in the six months ended June 30, 2018 related primarily to net cash used to fund our research and development activities for Zimura and to support our general and administrative operations.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
We had no net cash provided by investing activities for the six months ended June 30, 2019 and June 30, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities was $41 thousand for the six months ended June 30, 2019 and $27 thousand for the six months ended June 30, 2018 and related to purchases made under our employee stock purchase plan.
Funding Requirements
Our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, Zimura is in clinical development, and we are funding collaborative gene therapy sponsored research programs that are ongoing. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with UFRF and Penn with respect to IC-100 and IC-200, UMMS with respect to any potential product candidates from our miniCEP290 program, Archemix Corp. with respect to Zimura and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us in connection with our achievement of specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
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
As of June 30, 2019, we had cash and cash equivalents of $106.9 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. After taking into account our recent in-licensing transaction for our miniCEP290 program and sponsored research agreement for our miniUSH2A program, we reaffirm our estimate that year-end 2019 cash and cash equivalents will range between $80 million and $85 million. This estimate is based on our current business plan, including the continuation of our current research and development programs. This estimate does not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or commence any new sponsored research programs. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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

•
the scope, progress, costs and results from our collaborative gene therapy sponsored research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;

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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future capital raises may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, we may issue equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests.
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

Recent Developments - miniCEP290 License Agreement
On July 22, 2019, we entered into an Exclusive License Agreement, which we refer to as the miniCEP290 License Agreement, with the University of Massachusetts, or UMass.  We entered into the miniCEP290 License Agreement by exercising our exclusive option rights under an option agreement and a sponsored research agreement that we previously entered into with UMass in February 2018. Under the miniCEP290 License Agreement, UMass granted us a worldwide, exclusive license under specified patent rights and specified biological materials and a non-exclusive license under specified know-how to make, have made, use, offer to sell, sell, have sold and import products for the treatment of diseases associated with mutations in the CEP290 gene, including LCA10. We may grant sublicenses of the licensed patent rights and know-how without the consent of UMass.

We have agreed to use diligent efforts to develop licensed products and to introduce such licensed products into the commercial market. Subject to obtaining marketing approval, we agreed to make any approved licensed product reasonably available to the public. In addition, we have agreed to meet specified development and regulatory milestones with respect to a licensed product by specified dates, as the same may be extended under the terms of the miniCEP290 License Agreement.

Financial Terms

We have agreed to pay UMass a $400,000 upfront license fee upon execution of the miniCEP290 License Agreement. In addition, we have agreed to issue to UMass 75,000 shares of our common stock, par value $0.001 per share promptly following execution of the miniCEP290 License Agreement pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

We have also agreed to pay UMass an annual license maintenance fee in the low double-digit thousands of dollars, which fee will be payable on an annual basis until the expiration of the royalty term for the licensed products. Furthermore, we have agreed to reimburse UMass for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.

We have further agreed to pay UMass up to an aggregate of $14.75 million in cash and issue up to 75,000 shares of our common stock if we achieve specified clinical and regulatory milestones with respect to a licensed product. In addition, we have agreed to pay UMass up to an aggregate of $48.0 million if we achieve specified commercial sales milestones with respect to a licensed product.

We are also obligated to pay UMass royalties at a low single-digit percentage of net sales of licensed products. Our obligation to pay royalties under the miniCEP290 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the later of: (a) the expiration of the last-to-expire licensed patent rights covering the sale of the applicable licensed product in the country of sale, or (b) 10 years from the first commercial sale of the applicable licensed product in the country of sale. Beginning with the calendar year following receipt of marketing approval for a licensed product, we are also obligated to pay certain minimum royalties, not to exceed an amount in the mid-double-digit thousands of dollars on an annual basis, which minimum royalties are creditable against our royalty obligation with respect to net sales of licensed products due in the year the minimum royalty is paid.

If we or any of our affiliates sublicenses any of the licensed patent rights or know-how to a third party, we will be obligated to pay UMass a high single-digit to a mid-tens percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the licensed products at the time we or the applicable affiliate enters into the sublicense.

If we receive a rare pediatric disease priority review voucher, or a priority review voucher, from the FDA in connection with obtaining marketing approval for a licensed product, and we subsequently use such priority review voucher in connection with a different product candidate outside the scope of the miniCEP290 License Agreement, we will be obligated to pay UMass a low-tens percentage of the fair market value of the priority review voucher at the time of approval of such product candidate and a low-twenties percentage of the fair market value of the priority review voucher at the time of achievement of a specified commercial sales milestone for such other product candidate. In addition, if we sell such a priority review voucher to a third party, we will be obligated to pay UMass a low-thirties percentage of any consideration received from such third party in connection with such sale.

Term and Termination

The miniCEP290 License Agreement, unless earlier terminated by us or UMass, will expire upon the expiration of our obligation to pay royalties to UMass on net sales of licensed products.  We may terminate the miniCEP290 License Agreement at any time for any reason upon prior written notice to UMass. We may also terminate the miniCEP290 License Agreement if UMass materially breaches the miniCEP290 License Agreement and does not cure such breach within a specified cure period.

UMass may terminate the miniCEP290 License Agreement if we materially breach the miniCEP290 License Agreement and do not cure such breach within a specified cure period.

Following any termination of the miniCEP290 License Agreement prior to expiration of the term of the miniCEP290 License Agreement, all rights to the licensed patent rights and know-how that UMass granted to us will revert to UMass.

Other Provisions

The miniCEP290 License Agreement contains patent prosecution and maintenance, indemnification and dispute resolution provisions that are customary for agreements of this kind.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$1,876	$1,113	$763	$—	$—
Operating Leases (2)	1,024	1,024	—	—	—
Total (3)	$2,900	$2,137	$763	$—	$—

(1)
The table above includes our contracted obligations under our sponsored research agreements. Because we entered into the sponsored research agreement for our miniUSH2A program after June 30, 2019, the above table does not reflect contractual obligations under that agreement.

(2)	The table above includes our continuing rent obligations through June 2020, which is when our lease at One Penn Plaza is currently scheduled to expire.

(3)	This table does not include:

•	any milestone payments which may become payable to third parties under license or acquisition agreements as the timing and likelihood of such payments are not known with certainty;

•	any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known;

•	anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders; or

•	contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.
In addition to the amounts set forth in the table above, we may be required, under the miniCEP290 License Agreement and the other agreements under which we acquired rights to our product candidates, to make milestone payments and/or pay royalties. Payments for any potential product candidates that we may develop under the miniCEP290 License Agreement are described above. Payments for IC-100, IC-200, Zimura and our HtrA1 program are described in "Note 9—Commitments and Contingencies" in our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $106.9 million as of June 30, 2019, consisting of cash and investments in money market funds and certain investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2019, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 7, 2018, a shareholder derivative action was filed against the members of our board of directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that the defendants breached their fiduciary duties to our company by adopting a compensation plan that overcompensates the non-employee members of our board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that the defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws. We filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, the plaintiff filed an amended complaint. On June 25, 2018, we filed a renewed motion to dismiss this case. On December 3, 2018, the parties filed a stipulation of settlement that contemplates that we will adopt certain compensation-related governance reforms and does not obligate the defendants or us to pay any monetary damages. The court approved the settlement at a hearing on March 12, 2019. As part of the settlement, in April 2019 we paid $300,000 in fees and costs to plaintiff's counsel. As contemplated by the settlement, our board adopted certain compensation-related governance reforms, including a non-employee director compensation policy, which our stockholders approved on May 15, 2019 at our 2019 annual meeting.
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
We are a development-stage company without any approved products. Our growth prospects and the future value of our company are highly dependent on the progress of our research and development programs, including our preclinical development programs for IC-100 and IC-200, our collaborative gene therapy sponsored research programs, our ongoing clinical trials for Zimura and our ongoing preclinical development program for our HtrA1 inhibitors. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.
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
Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma, AG, and funds we received in connection with our acquisition of Inception 4 in October 2018. As of June 30,

2019, we had an accumulated deficit of $448.6 million. Our net loss was $26.9 million for the six months ended June 30, 2019 and we expect to continue to incur significant operating losses for the foreseeable future.
Our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, Zimura is in clinical development, and we are funding collaborative gene therapy sponsored research programs that are ongoing. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with UFRF and Penn with respect to IC-100 and IC-200, UMMS with respect to any potential product candidates from our miniCEP290 program, Archemix Corp. with respect to Zimura and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us in connection with our achievement of specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
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
As of June 30, 2019, we had cash and cash equivalents of $106.9 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned for at least the next 12 months. After taking into account our recent in-licensing transaction for our miniCEP290 program and sponsored research agreement for our miniUSH2A program, we reaffirm our estimate that year-end 2019 cash and cash equivalents will range between $80 million and $85 million. This estimate is based on our current business plan, including the continuation of our current research and development programs. This estimate does not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or commence any new sponsored research programs. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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

•
the scope, progress, costs and results from our collaborative gene therapy sponsored research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;

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
In addition, we may issue equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests. For example, under the Inception 4 Merger Agreement pursuant to which we acquired Inception 4 and our HtrA1 inhibitor program, we issued an aggregate of 5,174,727 shares of our common stock as up-front consideration to the former equityholders of Inception 4. The Inception 4 Merger Agreement also requires us to make payments to the former equityholders of Inception 4 upon the achievement of certain clinical and regulatory milestones, subject to the terms and conditions set forth in the Inception 4 Merger Agreement. Those milestone payments will be in the form of shares of our common stock, calculated based on the price of our common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued under the Inception 4 Merger Agreement, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date of our acquisition of Inception 4, and will be payable in cash thereafter. In July 2019, we also issued 75,000 shares of our common stock to UMMS as partial upfront consideration for the in-license of our miniCEP290 program, and are obligated to issue up to 75,000 additional shares to UMMS upon the achievement of certain regulatory milestones.
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
An element of our strategy has been to expand our pipeline through potentially in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements. As we have transitioned our strategy to focus principally on gene therapy opportunities, we have decided to focus our business development efforts on obtaining rights to additional gene therapy product candidates and technologies, which we will continue to evaluate on a selective basis. Because we expect generally that we will not engage directly in internal early stage research and drug discovery efforts, the future growth of our business beyond our current product portfolio will depend on our ability to obtain those rights to additional gene therapy product candidates, including any promising product candidates that may emerge from our collaborative gene therapy sponsored research programs. We may also continue to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions, including, if data from either of our Zimura clinical trials are positive, partnering opportunities for further clinical development of Zimura. Our business development efforts may fail to result in our acquiring rights to additional gene therapy product candidates or technologies, or may result in our consummating transactions with which you do not agree.
We may be unable to in-license or acquire the rights to any such gene therapy product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies, which is especially difficult for gene therapies. There are currently a limited number of available gene therapy product candidates or technologies for the retina and the competition for those assets is intense. Although we are planning to target opportunities where we believe third-party funding for specific programs or technologies may be available, funding may not in fact be available for any number of reasons. The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex. For potential product candidates or technologies to which we have entered into option agreements or sponsored research agreements where we have option rights, those agreements generally do not have fixed economic or other key terms for definitive agreements, and we may not obtain favorable terms if and when we choose to exercise our option to acquire or in-license any promising product candidates or technologies.
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
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are sponsoring with UMMS, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies may fail at any point for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans.
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

•
as there are no therapies approved for many of the indications we are seeking to treat, in either the United States or the European Union, the regulatory pathway for product candidates in those indications, including the selection of the primary efficacy endpoint for a pivotal clinical trial, is highly uncertain;

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

•
the supply or quality of our product candidates or other materials necessary to conduct preclinical development and clinical trials of our product candidates or other research activities may be insufficient or inadequate or we may face delays in the manufacture and supply of our product candidates as a result of a decision to transfer manufacturing between contract manufacturers or on account of interruptions in our supply chain, including in relation to the procurement of starting materials, such as plasmids used for the manufacture of our gene therapy product candidates, and the packaging and distribution or import/export of materials and products.

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
Gene therapy is an emerging field of drug development with only two gene replacement therapies having received FDA approval to date. Our gene therapy research and development programs, which we decided to undertake based on a review of a limited set of preclinical data, are still at an early stage. Even with promising preclinical data, there remains several areas of drug development risk, including translational science, manufacturing materials and processes, safety concerns, regulatory pathway and clinical trial design and execution, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, gene therapies. Furthermore, the medical community's understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community's views on what therapies and approaches are most effective for addressing certain diseases.

For example, while there are more than 200 known mutations to the BEST1 gene, the different types of mutations and their association with various BEST1-related IRDs are still not well-understood. Our product candidate for these diseases, IC-200, may only be effective in treating retinal diseases associated with certain mutations in the BEST1 gene and not other mutations. Additionally, we decided to in-license and pursue the development of IC-200 based on results observed in an autosomal recessive canine disease model. A majority of humans with BEST1-related IRDs, however, have the autosomal dominant form of the disease, commonly referred to as Best disease. If we choose to develop IC-200 for this patient population, using a construct previously studied in an autosomal recessive canine disease model, this approach may ultimately prove ineffective.
For our miniCEP290 program and other minigene programs, we are sponsoring research using a novel approach that is largely untested and presents various scientific and regulatory risks. To date, all the data generated for our miniCEP290 program are in a newborn mouse model for LCA10, and we do not know whether the effect we observed with these minigenes in mice will be replicated in humans. Furthermore, minigenes result in the expression of a protein that differs from the naturally occurring protein. The protein expressed by the minigene may have physiological effects, including toxic effects, that are not yet known. Because of the novelty of minigenes, the medical community's and regulators' receptiveness to this approach remains unknown. Our sponsored research may not fully elucidate all of the physiological risks associated with a particular minigene and the associated expressed protein. For these and other reasons, promising minigene candidates that emerge from our sponsored research programs with UMMS may not succeed in later stage preclinical and clinical development.
We have particularly focused on adeno-associated virus, or AAV, gene therapy, as AAV vectors are relatively specific to retinal cells and their safety profile in humans is relatively well-documented as compared to other delivery vehicles and gene therapy technologies currently in development. However, AAV has a number of drawbacks, including its small packaging capacity (an AAV vector can hold only up to approximately 4,700 base pairs of DNA, whereas the genes that are associated with a number of diseases, such as LCA10, Stargardt disease and Usher 2A, exceed that size). Although AAV is the most commonly used vector in ocular gene therapy today, it may prove to pose safety risks that we are not aware of and other vector forms, such as retroviral or lentiviral and non-viral based vectors, or gene editing approaches, may prove to be safer and more effective.
Although we believe gene therapy is a promising area for retinal drug development, our gene therapy research and development experience is limited to only a few personnel hired to supervise our outside service providers. In pursuing this new technology, we have begun to establish our own gene therapy technical capabilities, but we will need to continue to build those capabilities by either hiring internally or seeking assistance from outside service providers. We believe that gene therapy is an area of significant investment by biotechnology and pharmaceutical companies and that there may be a scarcity of talent available to us in these areas. If we are not able to expand our gene therapy capabilities, we may not be able to develop in the way we intend or desire, IC-100, IC-200 or any promising product candidates that emerge from our miniCEP290 program or our other collaborative gene therapy sponsored research programs, which would limit our prospects for future growth.
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
In addition to the currently known safety risks, there may be unknown risks to human health from gene therapies. Because gene therapy involves the introduction of concentrated quantities of AAV, as well as the introduction of persistent foreign genetic material into the human body, any safety risks may not manifest until much later, if at all. Gene therapies have only recently been used in the treatment of human diseases and the scientific and medical understandings of safety or other risks to humans continue to evolve. The safety profile of minigenes and their associated proteins in humans remains largely unknown. If gene therapies prove to be unsafe for humans, we likely will need to curtail or eliminate our gene therapy development programs or gene therapy products in development or commercialization, if any.
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
Gene therapy drug products are complex and difficult to manufacture. We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. Even after a manufacturer is engaged, any problems that arise during manufacturing process development may result in unanticipated delays to our timelines, including delays attributable to securing additional manufacturing slots. There may also be long lead times to manufacture or procure starting materials such as plasmids and cell lines, especially for high-quality starting materials that are cGMP compliant. In particular, plasmids, cell lines and other starting materials for gene therapy manufacture are usually sole sourced, as there are a limited number of qualified suppliers. The progress of our gene therapy programs is highly dependent on these suppliers providing us or our contract manufacturers with the necessary starting materials that meet our requirements in a timely manner. A failure to procure or a shortage of necessary starting materials likely would delay our manufacturing and development timelines.
A number of factors common to the manufacturing of biologics and drugs could also cause production issues or interruptions for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution and supply chain failures, growth media contamination, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. In particular, we and our contract manufacturers are developing our own manufacturing processes, which differ from those originally used by our university collaborators, for example, by using different starting materials. We may not be able to successfully translate the manufacturing process and our manufactured materials may not match the safety and efficacy profile of those used by the universities.
An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more numerous, more complex in scope and take a longer time to develop and to conduct as compared to traditional drugs. We and our contract manufacturers need to expend considerable time and resources to develop assays and other analytical tests for our gene therapy product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, qualified and validated, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations, we may need to delay or repeat certain manufacturing and development activities.
In addition, because manufacturing for early stage research is often done under different conditions, using different starting materials and on a smaller scale than what is required for manufacturing for clinical supplies, we may face challenges in adapting the manufacturing processes that were used by our licensors and other academic collaborators and scaling up these processes as necessary to support supply for clinical trials. In order to progress the development of IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we will need to devote significant time and financial resources to establishing manufacturing processes that are sufficient for IND-enabling preclinical toxicology studies as well as clinical supplies. If we are not able to establish gene therapy manufacturing or related processes in a manner required for further development of our gene therapy product candidates, our development plans may be delayed or stalled and our business may be materially harmed.
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
For our HtrA1 inhibitor program, we have engaged a CDMO to produce small quantities of the active pharmaceutical ingredient, or API, of our HtrA1 inhibitors for preclinical development purposes. The time and efforts required for us to fully establish manufacturing capabilities for our HtrA1 inhibitor program may delay or impair our ability to develop this program in accordance with our expected timelines.
We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as generic and biosimilar companies, worldwide. There are a number of pharmaceutical and biotechnology companies that are currently developing product candidates for the treatment of RHO-adRP, LCA10, Stargardt disease, USH2A-related IRDs and GA, and there is at least one biotechnology company that is currently developing a product candidate for the treatment of BEST1-related IRDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. We also will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. In particular, many companies are pursuing gene therapy approaches for orphan and age-related retinal diseases.
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
In the case of orphan diseases such as the IRDs for which we are researching and developing potential treatments, should we be successful in development, our commercialization efforts may rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act. The Orphan Drug Act only provides exclusivity periods for the specific drug granted orphan drug designation for a specific indication. In addition, there are limited circumstances under each of the Orphan Drug Act and the Hatch-Waxman Act that could result in our loss of data and marketing exclusivity, which could allow a competitor to enter the market. Failure to maintain either data or market exclusivity period could have a material adverse effect on our ability to commercialize our product candidates.
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

Competitive considerations for RHO-adRP:

•
There are a number of products in preclinical research by third parties to treat RHO-adRP. We are aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP. In addition, prior to its acquisition by Biogen Inc., Nightstar Therapeutics plc had a preclinical AAV gene therapy program in RHO-adRP. ProQR Therapeutics N.V. is developing an early stage RNA-based therapeutic for RHO-adRP. Editas Medicine, Inc. is also exploring a potential program in this disease.

Competitive considerations for BEST1-related IRDs:

•	We are aware that, prior to its acquisition by Biogen, Nightstar Therapeutics plc had a preclinical AAV gene therapy program for one or more BEST1-related IRDs.
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

Competitive considerations for Stargardt disease:

•
There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. We are aware that Sanofi, Acucela Inc., Alkeus Pharmaceuticals, Inc., Lin BioScience, Inc., Nightstar Therapeutics plc (prior to its acquisition by Biogen), ProQR Therapeutics N.V., Spark Therapeutics and Generation Bio Co. each have research or development programs in Stargardt disease. Three of these programs, Acucela, Alkeus and Lin BioScience, are exploring the use of oral therapeutics, while Sanofi, with technology provided by Oxford BioMedica plc, Nightstar and Spark are each using a gene therapy approach and ProQR is using an RNA based approach. Acucela’s product candidate is in Phase 3 development while Alkeus’s and Sanofi’s product candidates are each in Phase 2 development. Spark's program is in the research phase. In addition, several academic organizations have early stage programs in Stargardt disease.

Competitive considerations for USH2A-related IRDs:

•
There are a number of products in preclinical research and clinical development by third parties to treat USH2A-related IRDs. We are aware that ProQR Therapeutics N.V. is pursuing two RNA based approaches for different mutations causing Usher 2A, one of which is currently in Phase 1/2 clinical development and the other of which is in preclinical development. We are also aware that Editas Medicine, Inc. and Odylia Therapeutics are exploring potential programs in USH2A-related IRDs.

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
In addition, the potential market opportunity for any product candidate is difficult to estimate precisely. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our expectations of the safety and effectiveness of the relevant product candidate, our industry knowledge, industry publications, market response to Spark Therapeutics's Luxturna®, Novartis AG's Zolgensma® and anti-VEGF agents currently approved for treatment of wet AMD, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions and any of these assumptions could prove to be inaccurate, and the actual market for such product candidates could be smaller than our estimates of our potential market opportunity.
There are several factors that could contribute to the actual number of patients who receive an approved therapy being less than our current estimate of the potentially addressable market. With respect to our programs for orphan diseases, our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as IRDs, likely will diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell death. Certain patients’ immune systems and prior exposure to the virus used to deliver a gene therapy might inhibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting eligibility for treatment or limiting treatment outcomes. If the number of patients that may benefit from the treatments we are seeking to develop is lower than we expect, our business, financial condition, results of operations and prospects may be adversely affected.
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
In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. Because there are only two FDA-approved gene replacement therapy products, one of which began commercial sales in 2018 and the other of which was only recently launched in the United States, the pricing environment for gene therapies is in the very early stages of its development. Gene therapies are generally intended to be one-time treatments or, at a minimum, to provide a benefit over an extended period lasting several years. If we are successful in obtaining marketing approval for any of our gene therapy product candidates, we will need to convince third-party payors of the value that our gene therapy product offers. Third-party payors may be unwilling to accept substantial upfront costs for a therapy where the benefits may not be realized or are realized over a period of years during which the patient may no longer be enrolled in the payor's plan. Although payors and manufacturers may be incentivized to agree to outcomes-based payment structures for gene therapies, where manufacturers provide rebates or a portion of the contract price is forgiven if an efficacy or durability threshold is not met for an individual patient, market dynamics in the United States currently do not facilitate these types of outcome-based payments, in particular because of rules that require that government payors, such as Medicaid, receive the “best price” for a drug, regardless of outcome. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny. Moreover, if we obtain marketing approval for a product candidate, such as Zimura, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA secondary to dry AMD, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.
Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Trump Administration and many states.  For example, the Trump Administration, through the Center for Medicare & Medicaid Service, or CMS, announced in late 2018 an advance notice of proposed rulemaking describing a potential mandatory reference pricing model for Medicare Part B drugs under which the prices paid for these drugs will be adjusted in relation to an international pricing index that includes prevailing prices from other countries with strict price controls.  CMS is considering issuing a proposed rule that would describe the model in more detail, with the goal of starting the model in spring 2020.  The Trump Administration has also expressed an interest in authorizing and/or directing CMS or other agencies of the U.S. government to negotiate prices for drugs covered by Medicare directly with pharmaceutical companies.  If this were to occur, especially for AMD drugs where a large portion of the patient population is over the age of 65 and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. Moreover, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.
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
Ethical, legal and social issues related to genetic testing may reduce demand for any gene therapy product candidates we develop and for which we seek marketing approval.
We anticipate that prior to receiving certain gene therapies, including as part of a clinical trial, patients would be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This dynamic could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease the pool of patients willing to participate in a clinical trial for a gene therapy and the demand for a gene therapy once it is approved.
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
We have engaged a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. For our HtrA1 inhibitor program, we have engaged a CDMO to produce small quantities of the API for our HtrA1 inhibitors for preclinical development purposes.
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
We rely upon third-party researchers to advance our sponsored research programs. These arrangements may not ultimately yield any promising product candidates for preclinical or clinical development. We may not be able to fully realize the benefits of any intellectual property generated by these arrangements.
Part of our strategy involves collaborative sponsored research to be performed by third-party research institutions. Although we seek to direct this research and advise on the design of these projects as well as critical development decisions, this research is being performed by individuals who are not our employees and the timeline and quality of the research efforts are outside of our direct control. Academic investigators and other researchers may have different priorities than we do as a biopharmaceutical drug development company. The sponsored research agreements we enter into for these programs generally provide that any inventions resulting from the research will be owned by the research institution performing the research, and that we have an option to negotiate for a license to develop and commercialize any such inventions. Confidential information and new inventions derived from these research efforts may be disclosed through publications or other means prior to our third-party research partners being able to protect such intellectual property through the filing of patent applications. Our third-party research partners may not be able to obtain or maintain full ownership of inventions that are derived from the research or associated rights, which may limit their ability to provide us with a license to all relevant intellectual property on terms and conditions that are acceptable to us. Even if our collaborative research efforts yield promising results or new technological advances, they may not ultimately result in our being able to protect, develop or exploit the resulting intellectual property.
If we are not able to establish collaborations to advance our development programs, we may have to alter our development and commercialization plans.
The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses. In addition, the commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, if data from either of our Zimura clinical trials are positive, we plan to seek partnering opportunities for further clinical development of Zimura.

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
We depend on licenses and sublicenses for development and commercialization rights to IC-100, IC-200, our miniCEP290 program and Zimura. These license arrangements, as well as the Inception 4 Merger Agreement, impose diligence obligations on us. We may enter into similar arrangements with respect to future product candidates or technologies. Termination of licenses or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.
We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with UMMS for our miniCEP290 program and to a license agreement with Archemix on which we depend for rights to Zimura. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. Under the license agreements for our product candidates, we would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right. The Inception 4 Merger Agreement, pursuant to which we acquired our HtrA1 inhibitor program, also imposes specified diligence and milestone payment obligations on us. We may enter into acquisition or licensing agreements in the future that would impose similar obligations on us.
If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to IC-100, IC-200, our miniCEP290 program, Zimura and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition. In the case of our limited diligence obligation under the Inception 4 Merger Agreement, a potential breach of our obligation to use commercially reasonable efforts to develop an HtrA1 inhibitor could lead to a lawsuit with the former equityholders of Inception 4 and result in potential liability to us of up to $5 million.
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
Moreover, the license agreements for IC-100, IC-200 and our miniCEP290 program reserve for the licensing academic institutions the right to continue to practice for research purposes, the inventions covered by the intellectual property rights that we have in-licensed. These licensing institutions or their collaborators may generate scientific, preclinical or clinical data with respect to our product candidates, separate from our research and development efforts, that is inconsistent with other data for such product candidates, including additional preclinical and clinical data that we develop. Investigators at these institutions may publish, present, or otherwise publicly disclose this data, which may have an adverse impact on the prospects of the development of our product candidates and may harm our business. In addition, these institutions may use these data to support new patent applications which could result in the issuance of patents that may limit our freedom to operate without our obtaining additional licenses to these newly developed inventions.
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
We currently rely and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. If data from ongoing clinical trials are positive, we expect the clinical development of Zimura to continue for at least the next several years. If so, the patents covering Zimura may expire before the date by which we or a potential commercial partner would be able to commercialize Zimura in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch Zimura prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. Although the patent rights under existing patent applications for IC-100, our miniCEP290 program and our HtrA1 inhibitors are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party data processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. We are aware that several states have enacted or are considering legislation similar to the GDPR. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices, and any non-compliance by us or our employees, consultants or contractors could lead to government enforcement actions, private litigation, significant fines and penalties, or reputational harm and could have a material adverse effect on our business, financial condition or results of operations.
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
Marketing approval of novel product candidates such as Zimura and our gene therapy product candidates manufactured using novel manufacturing processes can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to regulatory agencies’ lack of experience with them. We believe that the FDA has only granted marketing approval for one aptamer product and two gene replacement products to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.
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
Our operations may be dependent on the normal function of the FDA, the SEC and other government agencies. The inability of those agencies to obtain necessary funding and other effects from the political process could prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
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
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA, which has lead to numerous legal challenges to the ACA and the Trump Administration's actions. Since January 2017, President Trump has signed at least two executive orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second executive order terminated the cost-sharing subsidies that reimburse insurers under the ACA, which has lead some states attorneys general and some insurers to sue the Trump Administration for such payments and a number of those lawsuits remain pending. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them, which the U.S. Supreme Court plans to review in its next term. In addition, in October 2018 CMS promulgated regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
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
We are a development-stage company with a total of 33 full-time employees as of July 29, 2019. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, outsourced manufacturing and supply chain management, analytical development and quality assurance, as well as all of our general and administrative functions and public company infrastructure.
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
Furthermore, replacing any such executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, including, in particular, personnel with gene therapy experience. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, pipeline expansion and commercialization strategies, including engaging and retaining key consultants with gene therapy experience. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to attract or retain high quality personnel as we implement our business plan, our ability to pursue our strategy would be limited.
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
For example, following our announcement of initial, top-line results from our OPH2007 Phase 2a clinical trial for Zimura in combination with the anti-VEGF agent Lucentis for the treatment of wet AMD, the closing price of our common stock declined from $2.22 on November 9, 2018 to $1.92 on November 14, 2018 and declined further thereafter. The closing price of our common stock was $1.17 on July 29, 2019. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. For example, we and certain of our current and former executive officers have been named as defendants in purported class action lawsuits following our announcement in December 2016 of the initial, top-line results from the first two of our Phase 3 Fovista trials for the treatment of wet AMD. See Part II, Item 1 of this Quarterly Report on Form 10-Q and in this "Risk Factors" section, “Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.

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

10.1	†
Exclusive License Agreement with Know-How, by and among The Trustees of the University of Pennsylvania, The University of Florida Research Foundation, Incorporated, acting as a single party, and Registrant, dated April 10, 2019

10.2	†	Master Sponsored Research Agreement, by and between The Trustees of the University of Pennsylvania and Registrant, dated October 30, 2018
10.3	*	Non-Employee Director Compensation Policy of the Registrant
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Label Linkbase Document
101.PRE*		XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2019 and 2018, (iii) Consolidated

Statements of Stockholders' Equity (unaudited) for the three and six month periods ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows (unaudited) for six month periods ended June 30, 2019 and 2018 and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: August 1, 2019	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)