Form 10-Q
period 2019-09-30
IVERIC bio, Inc.
filed 2019-11-12
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of November 8, 2019 there were 41,606,189 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the potential benefits of our business plan and strategy to develop our therapeutic and gene therapy product candidates and programs and pursue our collaborative gene therapy sponsored research programs;

•
our expectations regarding the impact of results from our OPH2003 clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to dry age-related macular degeneration on our business strategy, including our plans to pursue further development of Zimura and/or seek potential collaboration or outlicensing opportunities;

•
our expectations regarding the potential for Zimura to receive regulatory approval for the treatment of geographic atrophy secondary to dry age-related macular degeneration based on the clinical trial results we have received to date and results from any planned or future clinical trials;

•	our expectations related to our use of available cash;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•
the timing, costs, conduct and outcome of our ongoing and planned research and preclinical development activities, including statements regarding the timing of the initiation of and completion of these activities, and the costs to obtain and timing of receipt of results from such activities, and the impact of the results of such activities on our business strategy;

•
the timing, costs, conduct and outcome of our ongoing clinical trials, including statements regarding the timing of the completion of such clinical trials, the costs to obtain and timing of receipt of results from such clinical trials, and the impact of the results of such clinical trials on our business strategy;

•	our ability to establish and maintain arrangements and capabilities for the manufacture of our product candidates;

•	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;

•
our ability to consummate business development transactions, including for collaboration or out-licensing opportunities for further clinical development and potential commercialization of Zimura or in-license or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases;

•
the potential advantages of our product candidates and other technologies that we are pursuing, including the advantages and limitations of inhibition of complement C5 and HtrA1, gene therapy, including the use of minigenes, and other mechanisms of action for which we are pursuing development of our product candidates;

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
USE OF TRADEMARKS
The trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks named in this Quarterly Report on Form 10-Q after their first reference in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$94,851	$131,201
Prepaid expenses and other current assets	1,110	2,086
Income tax receivable	1,012	—
Total current assets	96,973	133,287
Property and equipment, net	212	335
Right-of-use asset, net	745	—
Income tax receivable, non-current	882	3,529
Other assets	11	14
Total assets	$98,823	$137,165
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$4,950	$7,337
Accounts payable and accrued expenses	3,666	5,869
Lease liability	745	—
Total current liabilities	9,361	13,206
Total liabilities	9,361	13,206
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 41,601,639 and 41,397,197 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	42	41
Additional paid-in capital	552,468	545,585
Accumulated deficit	(463,048)	(421,667)
Total stockholders' equity	89,462	123,959
Total liabilities and stockholders' equity	$98,823	$137,165

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$10,383	$9,407	$28,077	$25,609
General and administrative	4,674	5,968	15,353	17,945
Total operating expenses	15,057	15,375	43,430	43,554
Loss from operations	(15,057)	(15,375)	(43,430)	(43,554)
Interest income	495	637	1,782	1,711
Other income (expense)	—	(1)	151	(17)
Loss before income tax provision (benefit)	(14,562)	(14,739)	(41,497)	(41,860)
Income tax provision (benefit)	(125)	6	(116)	(833)
Net loss	$(14,437)	$(14,745)	$(41,381)	$(41,027)
Comprehensive loss	$(14,437)	$(14,745)	$(41,381)	$(41,027)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.41)	$(1.00)	$(1.13)
Weighted average common shares outstanding:
Basic and diluted	41,552	36,202	41,486	36,181

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	41,397	$41	$545,585	$(421,667)	$123,959
Issuance of common stock under employee stock compensation plans	—	—	56	—	41	—	41
Share-based compensation	—	—	—	—	2,470	—	2,470
Net loss	—	—	—	—	—	(12,501)	(12,501)
Balance at March 31, 2019	—	$—	41,453	$41	$548,096	$(434,168)	$113,969
Issuance of common stock under employee stock compensation plans	—	—	24	—	—	—	—
Share-based compensation	—	—	—	—	2,207	—	2,207
Net loss	—	—	—	—	—	(14,443)	(14,443)
Balance at June 30, 2019	—	$—	41,477	$41	$550,303	$(448,611)	$101,733
Issuance of common stock under employee stock compensation plans	—	$—	50	$1	$39	$—	$40
Share-based compensation	—	$—	—	$—	$2,126	$—	$2,126
Issuance of common stock	—	$—	75	$—	$—	$—	$—
Net loss	—	$—	—	$—	$—	$(14,437)	$(14,437)
Balance at September 30, 2019	—	$—	41,602	$42	$552,468	$(463,048)	$89,462

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	36,110	$36	$522,759	$(484,754)	$38,041
Issuance of common stock under employee stock compensation plans	—	—	54	—	27	—	27
Share-based compensation	—	—	—	—	3,082	—	3,082
Net loss	—	—	—	—	—	(13,073)	(13,073)
Balance at March 31, 2018	—	$—	36,164	$36	$525,868	$(497,827)	$28,077
Issuance of common stock under employee stock compensation plans	—	—	24	—	—	—	—
Share-based compensation	—	—	—	—	2,662	—	2,662
Net loss	—	—	—	—	—	(13,209)	(13,209)
Balance at June 30, 2018	—	$—	36,188	$36	$528,530	$(511,036)	$17,530
Issuance of common stock under employee stock compensation plans	—	$—	30	$—	$38	$—	$38
Share-based compensation	—	$—	—	$—	$2,604	$—	$2,604
Net loss	—	$—	—	$—	$—	$(14,745)	$(14,745)
Balance at September 30, 2018	—	$—	36,218	$36	$531,172	$(525,781)	$5,427

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(41,381)	$(41,027)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	123	139
Gain on sale of property and equipment	(150)	—
Deferred income taxes	—	233
Share-based compensation	6,803	8,348
Changes in operating assets and liabilities:
Income tax receivable	1,635	1,387
Prepaid expense and other assets	979	1,096
Accrued research and development expenses	(2,387)	932
Accounts payable and accrued expenses	(2,203)	(2,937)
Net cash used in operating activities	(36,581)	(31,829)
Investing Activities
Proceeds from sale of assets	150	—
Net cash provided by (used in) investing activities	150	—
Financing Activities
Proceeds from employee stock plan purchases	81	65
Net cash provided by financing activities	81	65
Net change in cash and cash equivalents	(36,350)	(31,764)
Cash and cash equivalents
Beginning of period	131,201	166,972
End of period	$94,851	$135,208
Supplemental disclosure of cash paid
Income tax refunds received	$1,765	$2,467

   The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share data)
1. Business
Description of Business and Organization
IVERIC bio, Inc. (the “Company”), formerly Ophthotech Corporation, was incorporated on January 5, 2007, in Delaware. The Company is a science-driven biopharmaceutical company focused on the discovery and development of novel treatment options for retinal diseases with significant unmet medical needs. The Company is currently developing both therapeutic product candidates for age-related retinal diseases and gene therapy product candidates for orphan inherited retinal diseases ("IRDs"). In April 2019, the Company changed its name from Ophthotech Corporation to IVERIC bio, Inc. as the Company continued to broaden its focus to include gene therapies.
The Company recently announced initial, top-line data from its international, randomized, double masked, sham controlled multi-center clinical trial (the "OPH2003 trial"), assessing the safety and efficacy of its most advanced product candidate, Zimura® (avacincaptad pegol), a complement C5 inhibitor, for the treatment of geographic atrophy ("GA"). GA is the advanced stage of dry age-related macular degeneration ("AMD") and is characterized by retinal cell death and degeneration of tissue in the central portion of the retina, or the macula, which may result in loss of vision. The top-line data confirmed that Zimura met the prespecified primary endpoint in the trial in reducing the rate of GA growth in patients with dry AMD. Based on the data the Company has received from the OPH2003 trial to date, the Company has commenced site selection and planning activities for a second pivotal clinical trial for Zimura in GA with the goal of initiating enrollment in this Phase 3 clinical trial during the first quarter of 2020. The Company plans to continue to explore all options for the future development and potential commercialization of Zimura, including potential collaboration and out-licensing opportunities, while it commences Phase 3 activities.
The Company's therapeutics portfolio consists of two ongoing clinical trials evaluating Zimura and its preclinical development program of High temperature requirement A serine peptidase 1 protein ("HtrA1") inhibitors. In addition to the OPH2003 clinical trial of Zimura in GA, which remains ongoing, the Company has an ongoing randomized, double masked, sham controlled clinical trial evaluating Zimura for the treatment of autosomal recessive Stargardt disease (the "OPH2005 trial"). The Company is developing its HtrA1 inhibitor program for GA and potentially other age-related retinal diseases. The Company previously evaluated Zimura in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor ("anti-VEGF") agent for the treatment of wet AMD, for which the Company completed a Phase 2a safety trial (the "OPH2007 trial") during the fourth quarter of 2018.
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

•
IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy, or Best disease, which is generally characterized by bilateral egg yolk-like lesions in the macula, which, over time, progress to atrophy and loss of vision;

•	Leber congenital amaurosis type 10 ("LCA10") which is characterized by severe bilateral loss of vision at or soon after birth;

•	autosomal recessive Stargardt disease ("STGD1") which is characterized by progressive damage to the macula and retina of young adults, leading to loss of vision; and

•	IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.
The Company's business development efforts have resulted in the expansion of its research and development pipeline and the transition of the Company to include a focus on gene therapy. The Company initiated multiple gene therapy sponsored research programs with the University of Massachusetts Medical School ("UMMS") in February 2018 and initiated an additional gene therapy sponsored research program with UMMS for USH2A-related IRDs in July 2019. Additionally, the Company in-licensed its novel AAV gene therapy product candidate for the treatment of RHO-adRP ("IC-100") from the University of Florida Research Foundation ("UFRF") and the University of Pennsylvania ("Penn") in June 2018, in-licensed its novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs, including Best disease ("IC-200") from Penn and UFRF in April 2019 and in-licensed its minigene sponsored research program for LCA10 (the "miniCEP290 program") from the University of Massachusetts in July 2019. The Company also acquired its HtrA1 inhibitor program through the acquisition of Inception 4, Inc. ("Inception 4") in October 2018.
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
As of September 30, 2019, the Company had cash and cash equivalents of approximately $94.9 million.
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
Concentration of Suppliers
The Company currently relies exclusively upon a single third-party manufacturer to provide supplies of the drug substance for Zimura on a purchase order basis. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply it with the polyethylene glycol reagent used to manufacture Zimura on a purchase order basis. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura. The Company currently relies exclusively upon a single third-party contract manufacturer for IC-100 and IC-200, and sole-source suppliers for certain starting materials to be used in the manufacture of such product candidates. The Company currently relies upon a single third-party contract manufacturer to produce small quantities of the active pharmaceutical ingredient ("API") for its HtrA1 inhibitors for preclinical development purposes and expects to rely on a single third-party contract manufacturer to conduct process development, scale-up and Good Manufacturing Practices ("GMP") manufacture of the API of its HtrA1 inhibitors for potential preclinical toxicology studies and clinical trials. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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

•
external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations ("CROs"), and contract development and manufacturing organizations ("CDMOs") and other vendors for the production and analysis of drug substance and drug product; and

•	employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
Research and development expenses also include costs of acquired product licenses, in-process research and development, and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to collaborators.
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
Share-Based Compensation
The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors and consultants, including employee stock options, restricted stock units (“RSUs”) and options granted to employees to purchase shares under the 2016 Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of estimated forfeitures. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period only when the performance-based milestone is deemed probable of achievement. If performance-based milestones are later determined not to be probable of achievement, then all previously recorded stock-based compensation expense associated with such options will be reversed during the period in which the Company makes this determination.
Prior to January 1, 2019, share-based compensation awarded to non-employees was subject to revaluation over the vesting term of each award. Subsequent to the adoption of ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, the value of non-employee share-based compensation is measured on the date of grant, similar to share-based compensation granted to employees.
Stock Options
The Company estimates the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, the Company's computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the options granted by the Company. The Company's computation of expected term is determined using the "simplified" method, which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the "simplified" method of estimating the expected exercise term of employee stock option grants. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected common stock price volatility	89%	84%	88%	83%
Risk-free interest rate	1.38%-1.84%	2.80%-2.90%	1.38%-2.54%	2.39%-2.90%
Expected term of options (years)	6.1	6.1	5.7	5.8
Expected dividend yield	—	—	—	—
RSUs
The Company estimates the fair value of RSUs granted to employees using the closing market price of the Company's common stock on the date of grant.
ESPP
In April 2016, the Company's board of directors adopted the ESPP pursuant to which the Company may sell up to an aggregate of 1,000,000 shares of its common stock. The ESPP was approved by the Company’s stockholders in June 2016. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes option-pricing model and recognized over the six month withholding period prior to purchase.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Publicly-traded business entities were required to apply the amendments in ASU 2016-2 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application was permitted for all publicly-traded business entities and all nonpublicly-traded business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. On January 1, 2019 the Company adopted this guidance utilizing the simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected to adopt the package of practical expedients permitted in Accounting Standards Codification Topic 842, or ASC 842. Accordingly, the Company continues to account for its existing operating leases as operating leases under the new guidance, without reassessing whether the contracts contain a lease under ASC 842 or whether classification of the operating leases would be different under ASC Topic 842.
As a result of the adoption, the Company recognized, as of the beginning of the period of adoption, right-of-use assets and lease liabilities of approximately $1.5 million, which represents the present value of its remaining lease payments using a weighted average estimated incremental borrowing rate of 6%, on its Consolidated Balance Sheet. The adoption of this standard did not have a material impact on the Company’s results of operations for the period ended September 30, 2019.
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments became effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. During the three months ended March 31, 2019, the Company adopted this guidance. The adoption did not have a material impact on its financial statements for the period ended and as of September 30, 2019.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of this new accounting guidance to have a material impact on its financial statements or disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this new accounting guidance to have a material impact on its financial statements or disclosures.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), which clarifies the interaction between the guidance for collaborative arrangements (Topic 808) and the new revenue recognition standard (Topic 606). For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of this new accounting guidance to have a material impact on its financial statements or disclosures.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(14,437)	$(14,745)	$(41,381)	$(41,027)
Weighted average common shares outstanding - basic and dilutive	41,552	36,202	41,486	36,181
Net loss per share of common stock - basic and diluted	$(0.35)	$(0.41)	$(1.00)	$(1.13)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options outstanding	5,468	4,855	5,468	4,855
Restricted stock units	695	184	695	184
Total	6,163	5,039	6,163	5,039
4. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of approximately $94.9 million and $131.2 million, respectively. Cash and cash equivalents included cash of $3.8 million at September 30, 2019 and $4.4 million at December 31, 2018. Cash and cash equivalents at September 30, 2019 and December 31, 2018 included $91.1 million and $126.8 million, respectively, of investments in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at September 30, 2019 or at December 31, 2018, respectively.

The Company believes that its existing cash and cash equivalents as of September 30, 2019 will be sufficient to fund its operations and capital expenditure requirements as currently planned through the first half of 2021. This estimate is based on the Company's current business plan, including the continuation of its current research and development programs and site selection and planning activities for its Phase 3 clinical trial for Zimura in GA. This estimate does not reflect any additional expenditures, including associated development costs, in the event it in-licenses or acquires any new product candidates or commences any new sponsored research programs. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.
5. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the "2013 Plan"), annual increases have resulted in the addition of an aggregate of approximately 8,554,000 additional shares to the 2013 Plan, including for 2019, an increase of approximately 1,656,000 shares, or approximately 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2019. As of September 30, 2019, the Company had approximately 2,755,000 shares available for grant under the 2013 Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$1,447	$1,827	$4,557	$5,795
Restricted stock units	667	764	2,197	2,529
Employee stock purchase plan	12	13	49	24
Total	$2,126	$2,604	$6,803	$8,348
The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$942	$1,171	$3,101	$3,717
General and administrative	1,184	1,433	3,702	4,631
Total	$2,126	$2,604	$6,803	$8,348
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of September 30, 2019 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2018	5,903	$13.72
Granted	177	$1.31
Forfeited	(420)	$19.59
Expired	(192)	$26.87
Outstanding, September 30, 2019	5,468	$12.41
Vested and exercisable, September 30, 2019	2,946	$20.06
Vested and expected to vest, September 30, 2019	5,266	$12.76
As of September 30, 2019, there were approximately $4.9 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 1.7 years.

RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of September 30, 2019 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	679	$15.61
Awarded	102	$1.26
Vested	(59)	$52.77
Forfeited	(27)	$13.77
Outstanding, September 30, 2019	695	$10.48
Outstanding, Expected to vest	576	$5.17
As of September 30, 2019, there were approximately $1.5 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 1.5 years.
ESPP
As of September 30, 2019, there were 881,763 shares available for future purchases under the ESPP. There were 38,944 and 70,466 shares of common stock issued under the ESPP during the three and nine months ended September 30, 2019. Cash proceeds from ESPP purchases were $39 thousand and $81 thousand during the three and nine months ended September 30, 2019. There were 19,184 and 31,413 shares of common stock issued under the ESPP during the three and nine months ended September 30, 2018. Cash proceeds from ESPP purchases were $38 thousand and $65 thousand during the three and nine months ended September 30, 2018.
6. Income Taxes
For the three and nine months ended September 30, 2019, the Company recorded a $0.1 million benefit for income taxes. For the three and nine months ended September 30, 2018, the Company recorded a de minimis provision for income taxes and a $0.8 million benefit for income taxes, respectively. The income tax benefit for the three and nine months ended September 30, 2019 was primarily to reflect a settlement of a local tax audit. The benefit for income taxes recorded during the nine months ended September 30, 2018 includes the settlement of a local tax audit recorded by the Company during the three months ended June 30, 2018 offset partially by the provision for income taxes recorded by the Company during the three months ended March 31, 2018 to reflect the impact of sequestration on the Company's estimate of refundable AMT credits.
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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$83,315	$—	$—
Investments in investment-grade corporate debt securities*	$—	$7,779	$—
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

No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2019.
The Company held no available for sale securities at September 30, 2019 or at December 31, 2018.
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
For the three and nine months ended September 30, 2019, lease and rent expense was $0.3 million and $0.8 million, respectively. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2019. At September 30, 2019, the Company's operating leases had a weighted average remaining lease term of 0.7 years.

The following presents the maturity of the Company's operating lease liabilities as of September 30, 2019:

September 30, 2019
Remainder of 2019	$260
2020	504
Total remaining obligation	764
Less imputed interest	(19)
Present value of lease liabilities	$745
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
miniCEP290 Program - University of Massachusetts
On July 22, 2019, the Company entered into its exclusive license agreement with the University of Massachusetts ("UMass") for rights to its miniCEP290 program (the "miniCEP290 License Agreement"). Pursuant to the terms of the miniCEP290 License Agreement, the Company paid UMass a $0.4 million upfront license fee and issued to UMass 75,000 shares of the Company's common stock, which were valued at approximately $0.1 million on July 22, 2019.
Under the miniCEP290 License Agreement, the Company is obligated to pay UMass up to an aggregate of $14.75 million in cash and issue up to 75,000 shares of common stock of the Company if the Company achieves specified clinical and regulatory milestones with respect to a licensed product. In addition, the Company is obligated to pay UMass up to an aggregate of $48.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product. The Company is also obligated to pay UMass royalties at a low single-digit percentage of net sales of licensed products. If the Company or any of its affiliates sublicenses any of the licensed patent rights or know-how to a third party, the Company will be obligated to pay UMass a high single-digit to a mid-tens percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the licensed products at the time the Company or the applicable affiliate enters into the sublicense. If the Company receives a priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product, and the Company subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the agreement, the Company will be obligated to pay UMass a low-tens percentage of the fair market value of the priority review voucher at the time of approval of such product candidate and a low-twenties percentage of the fair market value of the priority review voucher at the time of achievement of a specified commercial sales milestone for such product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UMass a low-thirties percentage of any consideration received from such third party in connection with such sale.
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

Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC.
On February 7, 2018, a shareholder derivative action was filed against the members of the Company’s board of directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that the defendants breached their fiduciary duties to the Company by adopting a compensation plan that overcompensates the non-employee members of the Company's board of directors relative to boards of directors of companies of comparable market capitalization and size. The complaint also alleges that the defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages, on behalf of the Company, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. The Company filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, the plaintiff filed an amended complaint. On June 25, 2018, the Company filed a renewed motion to dismiss this case. On December 3, 2018, the parties filed a stipulation of settlement that contemplates that the Company will adopt certain compensation-related governance reforms and does not obligate the defendants or the Company to pay any monetary damages. The court approved the settlement at a hearing on March 12, 2019. As part of the settlement, in April 2019 the Company paid $300,000 in fees and costs to plaintiff's counsel. As contemplated by the settlement, the Company's board of directors adopted certain compensation-related governance reforms, including a non-employee director compensation policy, which the Company's stockholders approved on May 15, 2019 at its 2019 annual meeting.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's board of directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied the Company's motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of the Company's board of directors.
On October 16, 2018, the Company’s board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of the Company’s board of directors. The demand alleges facts that are substantially similar to the facts alleged in the CAC and the Pacheco complaint and asserts claims that are substantially similar to the claims asserted in the Pacheco complaint. On January 30, 2019, the Company’s board of directors received a second shareholder demand from a different shareholder to investigate and commence legal proceedings against certain current and former members of the Company’s board of directors based on allegations that are substantially similar to the allegations contained in the first demand letter. These shareholder demands have been referred to a demand review committee of the Company's board of directors.
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
10. Subsequent Event
On October 28, 2019, the Company announced initial, top-line data from its Phase 2b clinical trial evaluating Zimura for the treatment of GA secondary to dry AMD. As a result of this data, under the terms of the C5 License Agreement, the Company is obligated to pay Archemix a milestone payment of $1.0 million during the first quarter of 2020.

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
Overview
We are a science-driven biopharmaceutical company focused on the discovery and development of novel treatment options for retinal diseases with significant unmet medical needs. We are currently developing both therapeutic product candidates for age-related retinal diseases and gene therapy product candidates for orphan inherited retinal diseases, or IRDs. In April 2019, we changed our name from Ophthotech Corporation to IVERIC bio, Inc. as we continued to broaden the focus of our company to include gene therapies. We believe that both therapeutics and gene therapy serve an important role in drug development and providing potential treatment options for patients suffering from retinal diseases. Our most advanced therapeutic product candidate is Zimura® (avacincaptad pegol), a complement C5 inhibitor. We recently announced positive initial, top-line data from a randomized, controlled clinical trial of Zimura in geographic atrophy, or GA, secondary to dry age-related macular degeneration, or AMD, which we believe may qualify as a pivotal clinical trial for regulatory purposes, and are commencing preparations for a second pivotal clinical trial of Zimura in this indication. We also believe that gene therapies using adeno-associated virus, or AAV, for gene delivery, hold tremendous promise for retinal diseases. We currently have two gene therapy product candidates in preclinical development and several collaborative gene therapy sponsored research programs ongoing. We plan to initiate clinical development of IC-100, our lead gene therapy product candidate, during the second half of 2020, subject to successful completion of preclinical development and regulatory review.
We are committed to the advancement of our therapeutic programs in parallel with our gene therapies. We recently announced initial, top-line data from our international, randomized, double masked, sham controlled multi-center clinical trial, which we refer to as our OPH2003 trial, assessing the safety and efficacy of Zimura for the treatment of GA. GA is the advanced stage of dry AMD and is characterized by retinal cell death and degeneration of tissue in the central portion of the retina, or the macula, which may result in loss of vision. The top-line data confirmed that Zimura met the prespecified primary endpoint in the trial in reducing the rate of GA growth in patients with dry AMD. The reduction in the mean rate of GA growth over 12 months was 0.110mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, corresponding to an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham. These data for both dose groups were statistically significant and we believe demonstrate a clinically relevant reduction in rate of GA growth. Based on our review of the safety data to date, Zimura was generally well tolerated over 12 months of administration in this clinical trial. Over this 12-month time period, there were no reported Zimura-related adverse events, no cases of Zimura-related intraocular inflammation, no ocular serious adverse events, no cases of Zimura related increase in intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to Zimura in the trial. We believe that the safety and efficacy results from the OPH2003 trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. Based on the data we have received from the OPH2003 trial to date, we have commenced site selection and planning activities for a second pivotal clinical trial for Zimura in GA with the goal of initiating enrollment in this Phase 3 clinical trial during the first quarter of 2020. We plan to continue to explore all options for the future development and potential commercialization of Zimura, including potential collaboration and out-licensing opportunities, while we commence Phase 3 activities.
Our team has significant experience in the efficient execution of large-scale clinical trials for retinal diseases. We have deep relationships with global retina thought leaders, including those at a number of leading academic research institutions with which we have developed collaborative relationships, and an extensive network of ophthalmic clinical trial sites. We will seek to leverage these existing relationships as we prepare for our pivotal Phase 3 clinical trial for Zimura. We believe that the combination of these factors provides us a competitive advantage in retinal drug development.
Our therapeutics portfolio consists of two ongoing clinical trials evaluating Zimura and our preclinical development program of High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitors. In addition to the OPH2003 clinical trial of Zimura in GA, which remains ongoing, we have an ongoing randomized, double masked, sham controlled clinical trial evaluating Zimura for the treatment of autosomal recessive Stargardt disease, or STGD1, which we refer to as our OPH2005 trial. We are developing our HtrA1 inhibitor program for GA and potentially other age-related retinal diseases. We previously evaluated Zimura in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor, or anti-VEGF, agent for the treatment of wet AMD, for which we completed a Phase 2a safety trial, which we refer to as the OPH2007 trial, during the fourth quarter of 2018.
Our gene therapy portfolio consists of several ongoing research and preclinical development programs that use AAV for gene delivery. These AAV gene therapy programs are targeting the following orphan IRDs:

•	rhodopsin-mediated autosomal dominant retinitis pigmentosa, or RHO-adRP, which is characterized by progressive and severe bilateral loss of vision leading to blindness;

•
IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy, or Best disease, which is generally characterized by bilateral egg yolk-like lesions in the macula, which, over time, progress to atrophy and loss of vision;

•	Leber congenital amaurosis type 10, or LCA10, which is characterized by severe bilateral loss of vision at or soon after birth;

•	autosomal recessive Stargardt disease, or STGD1, which is characterized by progressive damage to the macula and retina of young adults, leading to loss of vision; and

•	IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A, or Usher 2A, and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.
Therapeutic Development Programs
Zimura Clinical Programs
Zimura, our complement C5 inhibitor, is a chemically-synthesized, pegylated RNA aptamer. We recently announced initial, top-line data from our OPH2003 clinical trial of Zimura for GA, and the trial remains ongoing. We also are conducting our OPH2005 clinical trial of Zimura for STGD1.
OPH2003 Clinical Trial: Assessing safety and efficacy of Zimura in GA secondary to dry AMD
At the end of October 2019, we announced initial, top-line data from OPH2003, an international, randomized, double masked, sham controlled, multi-center clinical trial evaluating the safety and efficacy of various doses of Zimura in patients with GA secondary to dry AMD. The primary efficacy analysis was performed at the 12-month time point, and the data we announced in October 2019 was for the first 12 months of the trial. Pursuant to the clinical trial protocol, patients will continue to be treated and followed through month 18 in order to collect additional data regarding Zimura in GA. We expect to remain masked regarding the treatment group to which each individual patient was randomized until the patient reaches month 18.
Trial Design and Enrollment
A total of 286 patients were enrolled across two parts of the trial.
Part 1. In Part 1 of the trial, 77 patients were randomized into one of three treatment groups in a 1:1:1 ratio as follows:

Cohort	Zimura 1mg	Zimura 2mg	Sham
Patients	26	25	26
In Part 1 of the trial, Zimura was administered by monthly intravitreal injections, while patients in the sham control group received monthly sham injections. In 2017, we modified the trial design to change the total number of patients to be enrolled, to change the primary endpoint from a vision endpoint to an anatomic endpoint, to shorten the time point for the primary efficacy analysis to month 12 and to include a Zimura 4mg dose group. The patients who were enrolled in Part 1 remained in the trial following these modifications.

Part 2. In Part 2 of the trial, we enrolled 209 additional patients, who were randomized into one of three treatment groups in a 1:2:2 ratio as follows:

Cohort	Zimura 2mg	Zimura 4mg	Sham
Patients	42	83	84
In Part 2 of the trial, patients in the Zimura 2mg group received one intravitreal injection of Zimura 2mg and one sham injection at each monthly visit; patients in the Zimura 4mg group received two intravitreal injections of Zimura 2mg at each monthly visit; and patients in the sham control group received two sham injections at each monthly visit. In its current formulation, doses of Zimura above 2mg would require more than one intravitreal injection.
The primary efficacy endpoint was the mean rate of growth of GA over 12 months, while secondary efficacy endpoints evaluated mean changes in patients’ visual acuity in different lighting conditions over the same period.
Key Inclusion and Exclusion Criteria
In order to determine eligibility to participate in the trial, the location and size of each patient’s GA was assessed using fundus autofluorescence, or FAF, images, which is a standard imaging modality used by retina specialists. An independent masked reading center assessed FAF images throughout the trial, including at baseline to determine eligibility.
The fovea is the central portion of the macula where visual acuity is the highest. We sought to enroll patients whose GA was located, in whole or in part, within 1500 microns of the foveal center but that did not enter the foveal center. A disc area is the size of the area of the retina where a standard sized optic nerve emerges, which is generally accepted to be 2.5mm2. We enrolled patients with a total GA area of between 1 and 7 disc areas (or 2.5mm2 to 17.5mm2) inclusive. If the GA was multifocal, meaning it was not continuous and had multiple locations, at least one focal lesion needed to measure at least 0.5 disc areas (or 1.25mm2). Each patient's best corrected visual acuity, or BCVA, was also assessed using the Snellen equivalent scale, which equates the detail a patient can see at a distance of 20 feet with the detail an individual with 20/20 vision can see at a greater distance. For example, a patient with 20/50 vision sees at 20 feet what a person with 20/20 vision would see at 50 feet. To be eligible to participate in the trial, patients' BCVA in the study eye was initially required to be between 20/25 and 20/100 inclusive during Part 1 of the trial. As part of the modifications we made for Part 2 of the trial, we expanded the inclusion criteria to include patients whose BCVA in the study eye was between 20/25 and 20/320 inclusive. BCVA on the Snellen equivalent scale can be equated to a number of letters of vision on the Early Treatment of Diabetic Retinopathy Study, or ETDRS, chart. BCVAs of 20/25, 20/100 and 20/320 on the Snellen equivalent scale are equivalent to 75 ETDRS letters, 50 ETDRS letters and 25 ETDRS letters, respectively.
Patients were stratified across treatment groups by baseline BCVA, baseline GA area and the baseline pattern of autofluorescence at the margins of the GA lesion, referred to as the junctional zone. Stratification for baseline characteristics is a method for allocating patients to treatment groups to ensure that there are approximately the same ratio of patients with a given baseline characteristic in each treatment group as the overall randomization ratio. For vision, patients were stratified based on whether their vision was above or below 50 ETDRS letters. For GA area, patients were stratified based on whether their GA area was above or below 4 disc areas. For autofluorescence pattern, patients were stratified based on several well-known patterns that have been described in the scientific literature.
Dry AMD progresses to the wet form of AMD in approximately 10% to 15% of AMD patients. Wet AMD occurs when new and abnormal blood vessels proliferate under or within the retina. These abnormal new blood vessels originate beneath the retina, in a layer called the choroid, and invade into the overlying retinal layers, and are referred to as choroidal neovascularization, or CNV. When we initiated the OPH2003 study, we did not believe that reliable measurement of GA by FAF for patients with CNV in the study eye could be performed. Therefore in the clinical trial protocol for the OPH2003 trial, we indicated that patients in any arm of the trial who developed CNV in the study eye would be removed from the trial and any future study treatments and assessments. We also excluded patients who had any evidence of CNV in either eye at their initial assessment. Patients who had a prior history of intravitreal treatment for any indication in either eye were excluded, as well as patients with any ocular condition in the study eye that could affect central vision or otherwise confound assessments.
Baseline Characteristics
We collected baseline characteristics for all patients participating in the trial. GA area was measured based on the area of GA in square millimeters (mm2). Reported scientific literature indicate that the rate of GA growth may be dependent on the baseline lesion size, with larger GA lesions generally growing faster than smaller lesions, subject to an overall plateau effect as the GA grows to consume almost the entire macula. For this reason, patients were stratified in this trial based on their baseline lesion size. To further mitigate for the impact of baseline lesion size on the growth of GA, a square root transformation was performed. It is reported in the scientific literature and accepted in the field that using the square root of the lesion size for calculating the mean change in size over time mitigates for the impact of the baseline lesion size. We used the square root transformation of GA area, measured in millimeters (mm) to perform the assessment of the primary efficacy endpoint in the OPH2003 trial.
In addition to measuring the area of GA, we followed patients for changes in their vision (BCVA), as measured both at a standard light level, or luminance, and lower light level, or low luminance (LL BCVA), measured in each case by ETDRS letters. Although GA can be associated with profound and irreversible vision loss, the vision loss that patients experience is not necessarily linearly correlated to the progression of GA. The specific location of the GA within patients' retinas can affect patients' vision differently. In general, patients whose GA expands into the fovea experience vision loss that is disproportionate to the vision loss experienced by patients whose GA does not expand into the fovea. Further, patients with GA may demonstrate good visual acuity but poor functional vision if their GA results in dark spots, referred to as scotomas, in their central visual field. Patients with scotomas may be able to read a vision chart letter-by-letter, especially if their GA has not entered the fovea, but they may have trouble reading a paragraph of text or driving, as these activities of daily living draw upon a field of vision that is broader than a single point of focus. For this reason, and based on our prior interactions with the FDA, we believe the efficacy assessment that is most likely to demonstrate clinical relevance for an investigational product across a heterogeneous GA patient population is reduced rate of growth in GA. If an investigational product can slow the growth of GA, it has the potential to preserve, or slow the loss of, functional vision for patients whose GA is expanding into critical areas of their central visual field, which would be clinically meaningful. Testing for visual acuity also serves as an important safety assessment to assure that the decrease in visual acuity in the Zimura treatment groups was not different from the sham control groups.
In addition to baseline GA area, it has been reported in the scientific literature that GA that is non-subfoveal, or that has not impacted the foveal center, is positively correlated with a higher rate of GA area progression and growth. We believe that once a GA lesion expands into the fovea, the rate of growth may be slowed. In addition, once GA expands to encompass the central fovea, additional progression can be limited in the central region of the retina, with any continued expansion occurring predominantly in the outer part of the retina.
For patients within each treatment group, where a numerical measurement was collected, we calculated the mean and standard deviation, or SD, for each measurement. SD is a statistical measure of the variability of a particular measurement within a patient population. Generally, two-thirds of all patients fall within approximately one SD, plus or minus, of the mean for any particular measurement.

The baseline characteristics of the patients who participated in the OPH2003 trial are presented below for each treatment group in each Part of the trial. Based on these data, we believe that the baseline characteristics were generally balanced across the treatment groups.

	Part 1			Part 2
Cohort	Zimura 1mg (N = 26)	Zimura 2mg (N = 25)	Sham (N = 26)	Zimura 2mg (N = 42)	Zimura 4mg (N = 83)	Sham 4mg (N = 84)
Mean age, years (SD)	73.8 (8.0)	77.7 (9.6)	78.1 (8.4)	79.4 (10.7)	79.2 (8.3)	78.2 (9.0)
Female gender, number (%)	15 (57.7%)	18 (72.0%)	18 (69.2%)	27 (64.3%)	58 (69.9%)	61 (72.6%)
Active smokers, number (%)	6 (23.1%)	10 (40.0%)	7 (26.9%)	15 (35.7%)	26 (31.3%)	29 (34.5%)
Caucasian race, number (%)	25 (96.2%)	25 (100%)	25 (96.2%)	42 (100%)	82 (98.8%)	82 (97.6%)
Iris color:
Light	13 (50.0%)	16 (64.0%)	17 (65.4%)	29 (69.0%)	54 (65.1%)	57 (67.9%)
Medium	7 (26.9%)	6 (24.0%)	7 (26.9%)	9 (21.4%)	22 (26.5%)	21 (25.0%)
Dark	6 (23.1%)	3 (12.0%)	2 (7.7%)	4 (9.5%)	7 (8.4%)	6 (7.1%)
Mean intraocular pressure, mmHg (SD)	15.0 (1.9)	14.6 (2.6)	14.5 (2.8)	14.1 (2.4)	15.2 (2.5)	14.9 (2.5)
Non-subfoveal GA, number (%)	23 (88.5%)	20 (80.0%)	22 (84.6%)	42 (100%)	81 (97.6%)	82 (97.6%)
Mean GA area, mm2 (SD)	7.37 (4.32)	6.60 (3.35)	7.33 (3.73)	7.77 (4.01)	7.90 (4.18)	7.45 (3.89)
Mean Sq. Root of GA area, mm (SD)	2.591 (0.827)	2.471 (0.717)	2.623 (0.687)	2.705 (0.684)	2.715 (0.732)	2.636 (0.709)
Bilateral GA, number (%)	26 (100%)	25 (100%)	25 (96.2%)	42 (100%)	83 (100%)	83 (98.8%)
Mean BCVA, ETDRS letters (SD)	70.5 (8.0)	71.6 (7.5)	71.3 (7.5)	69.4 (11.3)	69.5 (9.8)	68.3 (11.0)
Mean LL BCVA, ETDRS letters (SD)	38.1 (22.7)	43.0 (19.7)	36.7 (21.2)	33.1 (21.3)	36.8 (20.9)	33.9 (18.8)
Patients with Hyperautofluorscence (%)	25 (96.2%)	25 (100%)	26 (100%)	41 (97.6%)	82 (98.8%)	83 (98.8%)
Height, cm (SD)	168.7 (12.0)	165.9 (8.6)	164.9 (12.1)	164.9 (11.0)	163.7 (10.6)	163.7 (9.3)
Weight, kg (SD)	81.9 (17.8)	75.6 (14.9)	74.7 (15.6)	80.8 (22.3)	76.2 (18.2)	78.4 (17.8)

12-Month Safety Data
    Based on our review of the safety data to date, Zimura was generally well tolerated after 12 months of administration. Over this 12-month time period, there were no reported ocular serious adverse events, no Zimura-related adverse events, no cases of Zimura-related intraocular inflammation, no cases of Zimura-related increased intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to Zimura in the trial.
The number of patients with one or more serious, systemic, treatment emergent adverse events, organized by MedDRA system organ class, a standard method of reporting adverse events, are set forth in the table below:
Patients with One or More Serious Treatment Emergent Adverse Events (TEAEs) in Any Organ Class

	Part 1			Part 2
	Zimura 1mg (N = 26)	Zimura 2mg (N = 25)	Sham (N = 26)	Zimura 2mg (N = 42)	Zimura 4mg (N = 83)	Sham 4mg (N = 84)
Cardiac disorders	1 (3.8%)	0	0	0	2 (2.4%)	3 (3.6%)
Gastrointestinal disorders	1 (3.8%)	1 (4.0%)	1 (3.8%)	0	2 (2.4%)	6 (7.1%)
General disorders and administration site conditions	0	0	0	1 (2.4%)	0	0
Hepatobiliary disorders	0	1 (4.0%)	1 (3.8%)	0	1 (1.2%)	0
Infections and infestations	0	1 (4.0%)	0	1 (2.4%)	6 (7.2%)	2 (2.4%)
Injury, poisoning and procedural complications	0	1 (4.0%)	0	1 (2.4%)	3 (3.6%)	2 (2.4%)
Metabolism and nutrition disorders	0	0	1 (3.8%)	0	0	0
Musculoskeletal and connective tissue disorders	1 (3.8%)	0	0	0	0	2 (2.4%)
Benign, malignant and unspecified neoplasms (including cysts and polyps)	0	0	0	0	1 (1.2%)	2 (2.4%)
Nervous system disorders	1 (3.8%)	1 (4.0%)	1 (3.8%)	1 (2.4%)	3 (3.6%)	1 (1.2%)
Psychiatric disorders	0	0	1 (3.8%)	0	0	1 (1.2%)
Respiratory, thoracic and mediastinal disorders	0	1 (4.0%)	0	0	2 (2.4%)	3 (3.6%)
The number of patients with one or more systemic TEAEs, including serious systemic TEAEs, identified by the investigator as related to the study drug (Zimura or sham) are set forth in the table below:
Reported Systemic Treatment Emergent Adverse Events (TEAEs) Related to Zimura or Sham

	Part 1			Part 2
	Zimura 1mg (N = 26)	Zimura 2mg (N = 25)	Sham (N = 26)	Zimura 2mg (N = 42)	Zimura 4mg (N = 83)	Sham 4mg (N = 84)
Subjects with at least one TEAE	0	0	0	0	0	0
The number of patients with one or more ocular TEAEs in the study eye are set forth in the table below:
Reported Ocular TEAEs in Study Eyes

	Part 1			Part 2
	Zimura 1mg (N = 26)	Zimura 2mg (N = 25)	Sham (N = 26)	Zimura 2mg (N = 42)	Zimura 4mg (N = 83)	Sham 4mg (N = 84)
Eye disorders	12 (46.2%)	8 (32.0%)	4 (15.4%)	24 (57.1%)	50 (60.2%)	33 (39.3%)
Eye disorders related to injection procedure	3 (11.5%)	4 (16.0%)	2 (7.7%)	14 (33.3%)	36 (43.4%)	23 (27.4%)

All of the above TEAEs that were not related to the injection procedure were also not related to the study drug. The number of patients with one or more ocular TEAEs in the study eye, identified by the investigator as related to the study drug (Zimura or sham) is set forth in the table below:
Reported Ocular TEAEs in the Study Eye Related to Zimura or Sham

	Part 1			Part 2
	Zimura 1mg (N = 26)	Zimura 2mg (N = 25)	Sham (N = 26)	Zimura 2mg (N = 42)	Zimura 4mg (N = 83)	Sham 4mg (N = 84)
Subjects with at least one TEAE	0	0	0	0	0	0
Incidence of CNV. During the first 12 months of this trial, the incidence of CNV in the untreated fellow eyes was 10 patients (3.5%) and in the study eyes was 3 patients (2.7%) in the sham group, 1 patient (4.0%) in the Zimura 1mg group, 6 patients (9.0%) in the Zimura 2mg group, and 8 patients (9.6%) in the Zimura 4mg group.
Statistical Analysis for Efficacy Measures
OPH2003 was designed as a Phase 2b screening trial based on the criteria described by Drs. Thomas Fleming and Barbara Richardson in their publication regarding clinical trial design in the context of microbicides for the prevention of HIV in the Journal of Infectious Disease in 2004. A screening trial uses the same primary efficacy endpoint as an anticipated Phase 3 clinical trial that would be used to support potential regulatory approval. However, screening trials generally have a considerably smaller sample size than the anticipated Phase 3 clinical trial. Because it is particularly important to avoid false negative outcomes in a screening trial, screening trials may have higher false positive error rates than would typically be allowed in a Phase 3 trial.
A Phase 2b screening trial has three possible outcomes:

•
If the estimated effect size indicates low levels of benefit, the experimental intervention would be judged as not plausibly more efficacious than the sham control, and should be discarded in its current dosage in the indication evaluated; or

•
If the estimated effect size is moderate but clinically relevant, with a relatively low likelihood of being achieved (for example, a probability of less than 10%), if there truly were no effect, the experimental intervention would be judged as plausibly more efficacious than the sham control and should be evaluated definitively in subsequent Phase 3 clinical trials.

•
If the estimated effect size is clinically relevant and reaches the traditional threshold for statistical significance, as was the case in the OPH2003 trial for both the Zimura 2mg and Zimura 4mg dose groups as compared to the corresponding sham control groups, the trial could potentially serve as one of the two pivotal trials typically required for regulatory approval.

A properly designed Phase 2b screening trial has a considerable likelihood of ruling out ineffective or harmful interventions, while providing encouraging (or even statistically significant) evidence of benefit that likely would require confirmation by one additional, independent Phase 3 trial.
For the primary and secondary efficacy analysis, we evaluated the ITT, or intent-to-treat, population, which includes all patients who were randomized in the trial and who received at least one dose of study drug in the relevant treatment group.
The statistical evidence from the OPH2003 trial regarding the comparison of Zimura 2 mg to sham control is provided by data from both Part 1, with a 1:1 randomization ratio of patients to Zimura 2mg (25 patients) and to sham (26 patients), as well as data from Part 2, with a 1:2 randomization ratio of patients to Zimura 2mg (42 patients) and to sham (84 patients), for a total of 67 patients receiving Zimura 2mg and 110 patients receiving sham. While we believe it is fully appropriate to use the aggregate data from Parts 1 and 2 in the analysis of the relative effects of Zimura 2mg as compared to sham, it would not be appropriate to simply pool the data from patients in both Parts 1 and 2, in particular, because the randomization fraction differs across these two parts of the trial. However, based on the randomization procedures used in each part of the trial, for purposes of statistical comparisons, within Part 1 of the trial, the 25 patients receiving Zimura 2mg should be comparable to the 26 patients receiving sham. Similarly, for purposes of statistical comparisons, within Part 2 of the trial, the 42 patients receiving Zimura 2mg should be comparable to the 84 patients receiving sham. The efficacy of Zimura 2mg was therefore evaluated through an analysis which included a regression factor by trial part. The statistical analysis for the Zimura 4mg group as compared to sham compares data for patients from Part 2 of the trial only. Data from patients receiving Zimura 1mg in Part 1 of the trial was not part of the prespecified statistical analysis for the efficacy endpoints.

The prespecified statistical analysis plan for the primary and secondary endpoints of this trial used a model of repeated measures, or MRM, to compare data for the Zimura 2mg and Zimura 4mg groups to the corresponding sham groups.  MRM analysis is a commonly used method to interpret and analyze a longitudinal data set that may be missing data points. During the course of a clinical trial, patients may withdraw from the clinical trial because their condition is asymptomatic, because patients believe that continued participation in the trial is not justified based on the time commitment or treatment burden, such as receiving monthly intravitreal injections, at the recommendation of the investigator or because the protocol requires it. Additionally, patients may not come to a scheduled visit at which key assessments are scheduled to be taken or patient data may not be evaluable because of poor image quality or data recording errors. Early withdrawal, missed visits and unevaluable data all result in data missing from the final data set for a clinical trial. Although the protocol called for collection of FAF images of GA at baseline, at month 6 and at month 12, for patients who withdrew from the trial before month 12, the study protocol required the collection of an FAF image to provide a measurement of GA at the time of withdrawal, which was included in the primary analysis so long as it was taken within the month prior to month 6 or month 12 time point. The MRM analysis would need measurements from at least two different time points for modeling purposes and therefore patients with at least two GA measurements were included in the analysis.
The following table sets forth for the data in the primary statistical analysis the number of patients for whom GA measurements were missing for purposes of performing this analysis. Patients whose GA measurements were missing at baseline, or at month 6 and month 12, could not be included in the primary analysis. All other patients were included in the primary analysis.

Cohort	Zimura 2mg (N = 67)	Sham 2mg (N = 110)	Zimura 4mg (N = 83)	Sham 4mg (N = 84)
Missing GA measurement at BL, M6 and M12	0 (0%)	0 (0%)	0 (0%)	0 (0%)
Missing GA measurement at M6 and M12 only	8 (11.9%)	11 (10.0%)	17 (20.5%)	5 (6.0%)
Missing GA measurement at BL only	0 (0%)	0 (0%)	1 (1.2%)	0 (0%)
Total patients excluded from MRM analysis	8 (11.9%)	11 (10%)	18 (21.7%)	5 (6.0%)
Missing GA measurement at M6 only	1 (1.5%)	7 (6.4%)	3 (3.6%)	6 (7.1%)
Missing GA measurement at M12 only	10 (14.9%)	9 (8.1%)	11 (13.3%)	7 (8.3%)
No missing GA measurements(a)	48 (71.6%)	83 (75.5%)	51 (61.5%)	66 (78.6%)
Total patients included in MRM analysis	59 (88.0%)	99 (90.0%)	65 (78.3%)	79 (94.1%)
BL = Baseline; M6 = Month 6; M12 = Month 12
(a) = complete observations
In total, 53 (18.5%) of patients withdrew from the trial during the first 12 months. Of the patients who withdrew during the first 12 months, 2 patients were from the Zimura 1mg group (7.7% withdrawals), 12 patients were from the combined Zimura 2mg group (17.9% withdrawals), 25 patients were from the Zimura 4mg group (30.1% withdrawals) and 14 patients were from the combined sham group (12.7% withdrawals). GA measurements for patients who withdrew from the study prior to the month 12 time point may have been included in the MRM analysis, as detailed in the table above.
Sensitivity analyses. We performed several sensitivity analyses to assess the impact of missing data on the robustness of the OPH2003 trial results.  The analyses we performed were based on approaches that the FDA generally recommends sponsors of investigational products use to evaluate their clinical data. Based on these analyses, and accounting for the data missing from our data set because of patient withdrawals or for other reasons, the statistical analysis for the 12 month data from the OPH2003 clinical trial appear to be robust. Descriptions of these sensitivity analyses and their outcomes are summarized below. For a description of the thresholds we used to determine statistical significance on the primary efficacy endpoint, see the paragraph below the tables below under "Primary Efficacy Endpoint Data."

•
A "shift imputation" approach, in which missing data are imputed, or replaced, by values calculated from similar patients with observed values, plus a defined shift. The analysis is repeated assuming a progressively larger shift with each iteration.  The analysis becomes increasingly conservative as the shift increases (because missing values are replaced by worse values than would have been observed, had the values not been missing). The shift is increased until a tipping point is reached and statistical significance is lost. If significance is lost for smaller shift values, the results of the analyses are sensitive to missing data, whereas if significance is lost for larger shift values, the results of the analyses are robust to missing data.

A shift of at least 0.05mm in terms of square root of GA was required to lose statistical significance for both the Zimura 2mg and Zimura 4mg groups. The difference between the Zimura treatment groups and the corresponding sham groups, in terms of mean change of square root of GA, was 0.11mm for the Zimura 2mg group and 0.12mm for the Zimura 4mg group, so a shift of 0.05mm represents more than 40% of the observed treatment effect, which is large.

•	Arbitrary imputation approaches, in which missing data are replaced by:

◦	the mean value of same treatment group, which seems a reasonable imputation approach since it replaces missing values by the mean of all observed values in the same treatment group;

◦
the mean value of comparator treatment group, which is a very conservative approach. If there is a treatment effect, missing values in the sham control group are replaced by better values, on average, from the Zimura treatment group, while missing values in the Zimura treatment group are replaced by worse values, on average, from the sham control group;

◦	the mean value of both treatment groups, which is a conservative approach because it assumes no treatment effect for missing values; and

◦	the mean value of the sham control group, which is also a conservative approach because it draws only upon data from the sham control group, which by definition did not have any treatment benefit.
Statistical significance for the reduction in mean rate of GA growth for the Zimura 2mg and Zimura 4mg groups as compared to the corresponding sham groups was retained for all arbitrary imputation approaches.

•	A “pattern mixture model imputation” approach, which is a technically complex model and is especially useful when data are suspected to be missing “not at random”.
Statistical significance for the reduction in mean rate of GA growth for the Zimura 2mg and Zimura 4mg groups as compared to the corresponding sham groups was retained for the pattern mixture model imputation approach, which suggests again that the results of the analyses are robust to missing data, even if these data had been missing not at random.
Based on our sensitivity analyses, and accounting for the data missing from our data set because of patient withdrawals or for other reasons, we believe the statistical analysis for the 12 month data from the OPH2003 clinical trial is robust.
Primary Efficacy Endpoint Data
The prespecified primary efficacy endpoint was an anatomic endpoint, the mean change in rate of GA growth over 12 months, as measured by FAF based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area. The readings were performed by an independent masked reading center. The primary efficacy endpoint data are summarized in the following table:
Mean Rate of Change in Geographic Atrophy (GA) Area from Baseline to Month 12
(MRM Analysis) (Square Root Transformation)

Cohort	Zimura 2mg (N = 67)	Sham 2mg (N = 110)	Difference	P-value	% Difference
Mean Change in GA(a) (mm)	0.292(b)	0.402(b)	0.110	0.0072(c)	27.38%

Cohort	Zimura 4mg (N = 83)	Sham 4mg (N = 84)	Difference	P-value	% Difference
Mean Change in GA(a) (mm)	0.321	0.444	0.124	0.0051(c)	27.81%

(a)	= based on the least squared means from the MRM model.

(b)
= these least squared means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

(c)	= reflects statistically significant p-value; Hochberg procedure was used for significance testing.

The analysis of the mean change in GA for Zimura 2mg vs. Sham 2mg was adjusted for the fact that this dose of Zimura was tested in the two parts of the trial, which had different randomization ratios. The least squared mean changes in GA in Part 1 and Part 2 are shown separately in the following table:
Mean Rate of Change in Geographic Atrophy (GA) Area from Baseline to Month 12
(MRM Analysis) (Square Root Transformation)

Cohort		Zimura 2mg (N = 25)	Sham 2mg (N = 26)	Difference
Part 1	Mean Change in GA(a) (mm)	0.329	0.422	0.093

(a)	= based on the least squared means from the MRM model

Cohort		Zimura 2mg (N = 42)	Sham 2mg (N = 84)	Difference
Part 2	Mean Change in GA(a) (mm)	0.308	0.422	0.114

(a)	= based on the least squared means from the MRM model
When the data from the Zimura 2mg comparisons from each Part of the trial are combined in the MRM model, the mean difference in GA growth over 12 months between the Zimura 2mg and sham control groups is 0.110 mm, as indicated in the combined analysis in the tables above.
Statistical significance is established by performing statistical analysis on a data set to assess the degree to which an observed outcome is likely to be associated with variability in the studied patient population or chance as compared to the impact of the investigational product being studied. A higher degree of statistical significance is associated with a lower p-value. Typically, a two-sided p-value of 0.05 or less represents statistical significance when performing only a single prespecified primary analysis for a single primary endpoint. However, when multiple doses of a drug are tested a more stringent statistical method that accounts for multiple comparisons must be applied. For this purpose, we used the Hochberg multiple comparison procedure to assess the statistical significance of the results observed in the OPH2003 trial. Under the Hochberg procedure, it is necessary to use a stricter standard for statistical significance (a two-sided p-value of 0.025 or less) for any particular dose. For OPH2003, the results for the primary efficacy endpoint observed for both the Zimura 2mg and Zimura 4mg groups, as compared to the corresponding sham group, achieved p-values of 0.0072 and 0.0051, respectively, both of which are less than 0.025, indicating that both results were statistically significant.
Secondary Efficacy Endpoints Data
The prespecified secondary endpoints in this trial were the mean change in BCVA (ETDRS letters) from baseline to month 12 and the mean change in LL BCVA (ETDRS letters) from baseline to month 12. As we believe that BCVA may not be the optimal assessment to evaluate the impact of GA on patients’ functional vision, we included vision in the prespecified analysis as a secondary, and not as a primary, endpoint. Testing for visual acuity also serves as an important safety assessment to assure that the decrease in visual acuity in the Zimura treatment groups was not different from the sham control groups.
The OPH2003 trial was not designed to reliably assess differences in mean changes in BCVA or LL BCVA with statistical significance. Data for the secondary endpoints are summarized in the following tables:
Mean Change in Best Corrected Visual Acuity (BCVA) from Baseline to Month 12
(MRM Analysis) (ETDRS letters)

Cohort	Zimura 2mg (N = 67)	Sham 2mg (N = 110)	Difference
Mean Change in BCVA(a)	-7.90(b)	-9.29(b)	1.39

Cohort	Zimura 4mg (N = 83)	Sham 4mg (N = 84)	Difference
Mean Change in BCVA(a)	-3.79	-3.51	-0.28

(a)	= based on the least squared means from the MRM model

(b)
= these least squared means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Mean Change in Low Luminance Best Corrected Visual Acuity (LL BCVA) from Baseline to Month 12
(MRM Analysis) (ETDRS letters)

Cohort	Zimura 2mg (N = 67)	Sham 2mg (N = 110)	Difference
Mean Change in LL BCVA(a)	-1.03(b)	-1.41(b)	0.38

Cohort	Zimura 4mg (N = 83)	Sham 4mg (N = 84)	Difference
Mean Change in LL BCVA(a)	1.53	2.97	-1.44

(a)	= based on the least squared means from the MRM model
(b) = these least squared means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Zimura 1mg 12-Month Efficacy Data.
Efficacy data from patients receiving Zimura 1mg was not part of the prespecified statistical analysis. The total number of patients randomized to the Zimura 1mg group (26 patients) is relatively small, and the trial was not powered to reliably assess differences in outcomes for these patients as compared to patients in the sham control group in Part 1 (26 patients). However, we performed descriptive analyses on the 12 month data for patients in the Zimura 1mg as compared to the patients in the sham control group in Part 1 of the trial to aid our assessment of whether a dose response relationship was present across treatment groups included in the clinical trial.
GA area data for the Zimura 1mg group and the sham group from Part 1 of the trial are summarized in the following tables:
Summary of Geographic Atrophy (GA) Area (mm) and Mean Percentage Change from Baseline to Month 12
(Square Root Transformation)

Cohort	Zimura 1mg (N = 26)	Sham Part 1 (N = 26)
Mean Sq. Root of GA at BL, mm (SD)	2.591 (0.827)	2.623 (0.687)
Mean Sq. Root of GA at M12, mm (SD)	3.055 (0.604)	3.021 (0.722)
Difference	0.464	0.398
Mean % Change(a) (SD)	14.48% (8.2%)	16.49% (7.2%)
BL = Baseline; M12 = Month 12
(a) Mean % Change in GA area is an average of the percentage change in GA area observed for each patient.

Although the sample size for the Zimura 1mg group is small, we believe the apparent reduction in mean percentage change in GA area from baseline to month 12 in the Zimura 1mg group as compared to the sham control group in Part 1, when combined with the statistically significant results observed for the primary efficacy endpoint for the Zimura 2mg and Zimura 4mg groups as compared to their corresponding sham control groups, is suggestive of a potential dose response relationship across treatment groups.

Anticipated 18-Month Data
In accordance with the clinical trial protocol, we will continue to treat and follow patients over 18 months to collect additional data for Zimura in GA. Once all patients reach the 18 month time point, we expect that we will receive unmasked individual patient data for all evaluations performed throughout the trial, and, for each treatment group, mean change in the GA lesion area over 18 months and mean BCVA and mean LL BCVA at month 18. We are not planning to perform any prespecified statistical analyses with respect to the 18 month data as the trial was not designed to reliably assess differences between the Zimura treatment groups and corresponding sham control groups.
Requirements for Regulatory Approval of Zimura in GA
To obtain regulatory approval for Zimura for the treatment of geographic atrophy secondary to dry AMD, we expect that we will need to obtain favorable results from a total of two adequate and well-controlled pivotal clinical trials, demonstrating the safety and efficacy of Zimura in this indication. To establish efficacy, we believe it would be sufficient to demonstrate robust, statistically significant results showing a clinically relevant reduction in the rate of growth of GA over 12 months, based on measurements over three time points (baseline, month 6 and month 12). We selected this measure as the primary endpoint for the OPH2003 trial based on our prior interactions with the FDA, as well as our understanding of clinical trials for other investigational products in development for the treatment of GA. We designed the OPH2003 trial as a well-controlled screening trial such that, in the event that the prespecified primary efficacy endpoint results were statistically significant, the trial could potentially qualify as a pivotal clinical trial for registration purposes. Based on the results we have received, the statistical analysis that we have performed and preliminary, informal discussions we have had with the FDA, we believe that the safety and efficacy results from our OPH2003 international, randomized, double masked, sham controlled, multi-center clinical trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. In the paragraphs that follow, we describe in detail the basis for our belief.
Requirements for Safety Data
Zimura has generally been well tolerated in our clinical trials to date. Over the 12-month time point for all patients in the OPH2003 trial, there were no reported ocular serious adverse events, no Zimura-related adverse events, no cases of Zimura-related intraocular inflammation, no cases of Zimura-related increased intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to Zimura in the trial. We believe the observed CNV incidence rate in the study eye for patients receiving Zimura as compared to sham and the untreated fellow eyes during the first 12 months of the trial is within an acceptable range when compared to published clinical trial data for another complement inhibitor currently in development for GA. The most frequently reported ocular adverse events in the OPH2003 trial were related to the injection procedure.
To demonstrate the safety of Zimura to a degree sufficient to support approval, we believe that the FDA and EMA would require data from a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. Including patients randomized to the Zimura 4mg group in the OPH2005 trial of Zimura for STDG1, we expect that we will have 12-month safety data for approximately 145 patients who will have received monthly Zimura 2mg or Zimura 4mg once we receive initial top-line data from the OPH2005 clinical trial during the second half of 2020. Therefore, based on the safety profile of Zimura observed in these patients to date and the number of patients treated, we believe that the remaining minimum safety requirements could potentially be satisfied through a single additional, pivotal clinical trial providing for monthly administration of Zimura over 12 months, at which point the primary efficacy analysis would be performed, with treatment extending to 24 months for the overall safety analysis, with the potential for less frequent dosing regimen after month 12.
Requirements for Efficacy Data
As described above, we believe that reduction in the rate of GA growth over 12 months, based on measurements over three time points (baseline, month 6 and month 12) is an efficacy endpoint that the FDA and EMA would likely accept in considering Zimura for approval for the treatment of GA secondary to dry AMD. The measurements for this endpoint are performed by a masked independent reading center to minimize the potential for bias.
Statistical Significance. In our OPH2003 trial, the reduction in the mean rate of GA growth over 12 months was 0.110 mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124 mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, corresponding to an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham. These data for both dose groups were statistically significant. See above under “Primary Efficacy Endpoint Data” for a discussion of the procedures we used to verify the statistical significance of these data.

Clinical Relevance. Clinical relevance refers to an assessment of how meaningful the observed outcome is or would be for patients. The FDA and other regulatory authorities consult with clinicians in the field of study to advise on the relevance of an observed outcome for patients. As there are no FDA or EMA approved therapies for the treatment of GA secondary to dry AMD, we do not yet know for certain what outcomes the FDA and other regulatory authorities will consider to be clinically relevant for this indication. However, since established literature and clinical experience indicates that patients functional vision is impacted by the growth of the GA over time, which ultimately leads to severe vision loss, we believe that reduction of GA growth would have a meaningful impact on the patients’ well-being and quality of life and therefore is clinically relevant.
To secure approval to market an investigational product, a sponsor must demonstrate to the applicable regulatory authority that the potential benefits to be conferred to patients outweigh the potential risks associated with a treatment.
Robustness. In addition to statistical significance and clinical relevance, data from pivotal clinical trials must be robust. The International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use defines robustness as a concept that refers to the sensitivity of the overall conclusions to various limitations of the data, assumptions, and analytic approaches to data analysis. OPH2003 is an international, randomized, double masked, sham controlled, multi-center clinical trial. The primary endpoint is an objective anatomic endpoint based on measurements performed by a masked independent reading center. The images are analyzed by two experienced image readers, with any discrepancy of greater than 10% arbitrated by the reading center director, who is a recognized expert in the field of GA.
In clinical trials, it is common for data for some number of subjects to be missing for assessments performed throughout the trial. The degree of data that is missing from a clinical data set can impact the robustness of the data. See above under “Statistical Analysis for Efficacy Measures” for information regarding the GA measurement data that was missing from the analysis of the primary efficacy endpoint in the OPH2003 trial, as well as a description of the sensitivity analyses we have performed. Based on our sensitivity analyses, and accounting for the data missing from our data set because of patient withdrawals or for other reasons, we believe the statistical analysis for the 12 month data from the OPH2003 trial is robust.
Although we seek to apply our enrollment criteria consistently, there may be instances where an investigator proposes a patient to participate in the trial and the reading center determines that, although a patient may not meet all criteria precisely, participation in the trial is warranted based on the overall GA pattern and size. For example, this can result in the enrollment of patients with baseline GA area slightly below 1 disc area, as was the case with one patient each in the Zimura 4mg group and the Part 2 sham control group (which is part of the comparison for both the Zimura 2mg and Zimura 4mg groups). These patients have been included in the ITT analysis for our primary efficacy endpoint. The FDA, EMA or other regulatory authorities may not agree with the inclusion of these patients in our statistical analysis, which could impact the robustness of our conclusions.
Currently, the trial is ongoing and patients continue to be treated and followed for an additional six months after the 12-month time point. We do not expect to receive the full data set with individual patient data unmasked as to treatment group until after the month 18 visit is completed for all patients. It is possible that unexpected or inconsistent findings could emerge based on additional data we receive for the period between months 12 and 18 or based on the full data set with unmasked, individual patient data. We may uncover individual patient data that causes us to re-evaluate and potentially change our initial conclusions based on the data we have received and our sensitivity analyses performed to date. Ultimately, for the OPH2003 trial to be accepted as a pivotal trial, the FDA, EMA and other regulatory authorities would need to agree that the overall data package from the OPH2003 trial and a subsequent pivotal clinical trial meet the applicable requirements and are sufficiently robust to demonstrate an acceptable safety profile, together with a clinically relevant efficacy outcome with statistical significance, and support an overall favorable benefit-to-risk determination.
Phase 3 Design and Activities
Based on the foregoing, assuming that Zimura’s safety profile remains consistent with findings observed to date and subject to regulatory review of the robustness of the OPH2003 trial results, we believe that one additional international, randomized, double masked, sham controlled, pivotal Phase 3 clinical trial may be needed to demonstrate the safety and efficacy of Zimura in GA secondary to dry AMD in a manner sufficient to support an application for regulatory approval from the FDA and EMA in this indication. We expect that such a randomized, sham controlled, pivotal Phase 3 clinical trial would include a primary efficacy analysis at 12 months, with patients continuing to be treated and followed for a total of 24 months. Patients would likely receive monthly administrations of Zimura or monthly sham injections for the first 12 months of the trial, with the potential to modify the treatment regimen for less frequent administrations during the second 12 months. We will continue to analyze the OPH2003 data to determine the number of patients this Phase 3 clinical trial would likely need to include, as well as the relevant dose level or levels, to potentially demonstrate a clinically relevant outcome with statistical significance and to satisfy the safety requirements of the FDA and other regulatory authorities.

We expect that the design of the Phase 3 clinical trial, including the inclusion and exclusion criteria and primary outcome measure, would be similar to the design used for the OPH2003 trial, although we may potentially modify the protocol for patients who develop CNV in the study eye during the trial. As discussed above, when we initiated the OPH2003 study, we did not believe that reliable measurements of GA by FAF images for patients with CNV in the study eye could be performed. Therefore, in the clinical trial protocol for the OPH2003 trial, we indicated that patients in any arm of the trial who developed CNV in the study eye would be removed from the trial and any future study treatments and assessments. Based on additional third-party clinical data published since the OPH2003 trial commenced, we believe that GA for patients developing CNV in the study eye (and who receive standard of care anti-VEGF treatment for the CNV) could potentially be assessed reliably by FAF. Pending discussions with our independent reading center, we may modify the protocol for the Phase 3 trial, as compared to the protocol for OPH2003, to provide that patients who develop CNV in the study eye will remain in the trial and continue to receive the study drug, standard of care anti-VEGF treatment, and be followed to collect additional data to be included in our analysis. We also may evaluate additional secondary efficacy endpoints, in addition to, or in lieu of mean change in BCVA and mean change in LL BCVA.
Our belief and understanding of the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to dry AMD in a manner sufficient to support an application for regulatory approval from the FDA and EMA is based on our review of initial, top-line data from the OPH2003 trial as well as preliminary, informal discussions with the FDA. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA may change as we continue to review and analyze the OPH2003 12-month clinical data set, as 18-month clinical data from OPH2003 becomes available, and as new regulatory or third party information becomes available.
We have commenced site selection and planning activities for the Phase 3 clinical trial for Zimura in GA. We have drug supply available to begin such a trial and plan to begin enrolling patients in the trial during the first quarter of 2020.
OPH2005: Phase 2b Clinical Trial for Autosomal Recessive Stargardt Disease (STGD1)
OPH2005 is an ongoing, randomized, double masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1. Similar to OPH2003, OPH2005 was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed. We completed enrollment for this clinical trial in February 2019 with a total of 95 patients enrolled. This trail remains on track and we expect that initial, top-line data from this clinical trial will be available during the second half of 2020.
HtrA1 Inhibitor Program
We are pursuing the preclinical development of certain HtrA1 inhibitors, to which we acquired rights through our October 2018 acquisition of Inception 4, Inc., or Inception 4, for the treatment of GA secondary to dry AMD. Our HtrA1 inhibitor program includes a number of lead small molecule compounds that show high affinity and specificity for HtrA1 when tested, as well as a number of backup compounds. We are pursuing process development and formulation development with the goal of identifying a viable manufacturing process and a formulation for intravitreal application in the eye. If we are successful in identifying a viable manufacturing process for and formulating a product candidate from this program, we plan to initiate IND-enabling activities for the selected product candidate. Based on current timelines and subject to successful completion of preclinical development and regulatory review, we plan to file an IND for a product candidate from this program during 2021.
Gene Therapy Research and Development Programs
IC-100: Product Candidate for RHO-adRP
We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We acquired exclusive development and commercialization rights to IC-100 through a June 2018 license agreement with the University of Florida Research Foundation, or UFRF, and the University of Pennsylvania, or Penn. We and Penn are conducting additional preclinical studies of IC-100 and a natural history study of RHO-adRP patients. In parallel, we have engaged a gene therapy contract development and manufacturing organization, or CDMO, as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-100. Process development is ongoing and we are planning for Phase 1/2 clinical manufacturing and other IND-enabling activities. Based on current timelines and subject to regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-100 during the second half of 2020.
IC-200: Product Candidate for BEST1-Related IRDs
We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs, including Best disease. We acquired exclusive development and commercialization rights to IC-200 through an April 2019 license agreement with Penn and UFRF. We and Penn are conducting additional preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs. In parallel, we have engaged a gene therapy

CDMO as the manufacturer for pre-clinical and Phase 1/2 clinical supply of IC-200. Process development is ongoing and we are planning for Phase 1/2 clinical manufacturing and other IND-enabling activities. Based on current timelines and subject to regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-200 during the first half of 2021.
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
Encouraged by the results of the sponsored research we received to date, through which we have identified what we believe are multiple promising minigene constructs, we exercised our option and in July 2019 entered into a license agreement for exclusive development and commercialization rights to patent rights and know-how for this program. The sponsored research is ongoing and UMMS is continuing to test additional CEP290 minigene constructs. We plan to continue to advance our miniCEP290 program with the constructs that appear most promising with the goal of identifying a lead product candidate in the first half of 2020 to advance into preclinical development and IND-enabling activities.
miniABCA4 Program for STGD1
Another of the minigene research programs, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS is constructing and evaluating several ABCA4 minigene constructs in both in vitro and in vivo experiments. We expect to receive results from the miniABCA4 program in 2020.
miniUSH2A Program for USH2A-Related IRDs
In July 2019, we entered into a sponsored research agreement with UMMS for USH2A-related IRDs. We refer to this program as the miniUSH2A program. This program will employ the minigene approach for the USH2A gene, which encodes a protein called usherin. Usherin is believed to be important in the development and maintenance of cells in the retina and the inner ear. Usher 2A is an autosomal recessive genetic condition characterized by hearing loss from birth and progressive vision loss, due to retinitis pigmentosa, that begins in adolescence or adulthood. USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa is a genetic condition that manifests as vision loss without associated hearing loss. The miniUSH2A program seeks to develop an AAV deliverable, mutation independent, minigene therapy option for the vision loss associated with USH2A mutations. There are currently no U.S. Food and Drug Administration, or FDA, or European Medicines Agency, or EMA, approved therapies to treat Usher 2A or USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.

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

Therapeutics

Indication	Research	Pre-clin.	Phase 1	Phase 2	Phase 3	Planned Milestones
GA secondary to Dry AMD Zimura						• Plan to begin enrolling Phase 3 **1Q 2020**
Stargardt Disease (STGD1) Zimura						• Top-line data expected in **2H 2020**
GA secondary to Dry AMD HtrA1 Inhibitor						• Plan to file IND in **2021**

Gene Therapy

Indication	Research	Pre-clin.	Phase 1	Phase 2	Phase 3	Planned Milestones
IC-100: RHO-adRP AAV vector						• Plan to initiate Phase 1/2 in **2H 2020**
IC-200: *Best1* Related Retinal Diseases AAV vector						• Plan to initiate Phase 1/2 in **1H 2021**
LCA10 miniCEP290 AAV "minigene" vector						• Update on lead construct early **2020**
STGD1 miniABCA4 AAV "minigene" vector						• Research results expected in early **2020***
Usher 2a miniUSH2A AAV "minigene" vector						• Recently commenced*

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
In addition, based on the initial, top-line data from our OPH2003 trial of Zimura in GA, we intend to explore all options for the future development and potential commercialization of Zimura, including potential collaboration and out-licensing opportunities.
Financial Matters
As of September 30, 2019, we had cash and cash equivalents of $94.9 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned through the first half of 2021. In addition, we reaffirm our prior estimate that year-end 2019 cash and cash equivalents will range between $80 million and $85 million. These estimates are based on our current business plan, including the continuation of our current research and development programs and the site selection and planning activities for our Phase 3 clinical trial for Zimura in GA. These estimates do not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or commence any new sponsored research programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
Financial Operations Overview
Revenue
As we have no products approved for sale, we do not expect to receive any revenue related to our product candidates until we obtain regulatory approval for and commercialize such products, or until we potentially enter into agreements with third parties for the development and commercialization of our product candidates. If our development efforts for any of our product candidates result in regulatory approval or if we enter into agreements with third parties, including for any collaborations or outlicensing of rights for further development and potential commercialization of Zimura, we may generate revenue from product sales or from such third parties.
Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of our product candidates and costs associated with our collaborative gene therapy sponsored research programs. Our research and development expenses consist of:

•
external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations, or CROs, and CDMOs and other vendors for the production and analysis of drug substance and drug product; and

•	employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
Research and development expenses also include costs of acquired product licenses, in-process research and development, and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to collaborators.
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
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Zimura	$2,826	$5,519	$9,805	$13,255
HtrA1	150	—	382	—
IC-100: RHO-adRP	1,992	138	4,617	1,052
IC-200: BEST1-related IRDs	1,941	—	3,224	—
Other gene therapy	447	530	886	1,020
Prior product candidate Fovista	11	(391)	40	(327)
Personnel-related	1,720	1,381	5,024	4,657
Share-based compensation	942	1,171	3,101	3,717
Other	354	1,059	998	2,235
	$10,383	$9,407	$28,077	$25,609

As we continue our ongoing clinical trials for Zimura and initiate our Phase 3 clinical trial for Zimura in GA, we expect our research and development expenses for Zimura to increase. We estimate that the aggregate external costs of our Phase 3 clinical trial for Zimura in GA will range between $30 million and $40 million, depending on trial design, and that the aggregate external costs associated with manufacturing process scale-up and validation for Zimura will range between $10 million and $20 million. These costs do not include employee-related expenses for employees dedicated to Zimura clinical development and manufacturing activities, including salaries, benefits and share-based compensation expense. We also expect our research and development expenses for each of IC-100, IC-200, our miniCEP290 program and our HtrA1 inhibitors program to increase. We expect our research and development expenses for our other collaborative gene therapy sponsored research programs to decrease. Our research and development expenses may also increase if we in-license or acquire any new product candidates, including from our collaborative gene therapy sponsored research programs, or commence any new sponsored research programs.
We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. We will require additional funding as we continue the clinical development of Zimura and continue the development of our other product candidates and programs. Although the future development of our product candidates is highly uncertain, we expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for any of our product candidates.
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
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as issues with the retention of enrolled patients or the availability of drug supply, or in our preclinical development programs, such as inability to develop formulations or if we experience issues with manufacturing, or if we further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities or build internal research capabilities or pursue internal research efforts. For example, we plan to begin a single Phase 3 clinical trial evaluating Zimura for GA with the expectation that data collected from such trial, together with data from our OPH2003 clinical trial, will be sufficient to seek marketing approval and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the Phase 3 clinical trial beyond our initial expectations or conduct additional clinical trials for Zimura in GA in order to seek or maintain regulatory approval. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
See the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q for more information regarding our current and future financial resources and our expectations regarding our research and development expenses and funding requirements.

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
We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected common stock price volatility	89%	84%	88%	83%
Risk-free interest rate	1.38%-1.84%	2.80%-2.90%	1.38%-2.54%	2.39%-2.90%
Expected term of options (years)	6.1	6.1	5.7	5.8
Expected dividend yield	—	—	—	—
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
Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $2.1 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively, net of expected forfeitures. Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $6.8 million and $8.3 million for the nine months ended September 30, 2019 and 2018, respectively, net of expected forfeitures.
As of September 30, 2019, we had $6.5 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.6 years. We expect our share-based compensation expense for our equity awards to employees, non-employee directors and consultants to decrease in future periods as a result of a decrease in the fair value of our common stock.

For the three and nine months ended September 30, 2019 and 2018, we allocated share-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$942	$1,171	$3,101	$3,717
General and administrative	1,184	1,433	3,702	4,631
Total	$2,126	$2,604	$6,803	$8,348
In October 2019, our board of directors adopted the 2019 Inducement Stock Incentive Plan, or the Inducement Plan, pursuant to which we may grant, subject to the terms of the Inducement Plan and Nasdaq rules, nonstatutory stock options, restricted stock, restricted stock units, and other stock-based awards up to an aggregate of 1,000,000 shares of our common stock. The Inducement Plan permits us to, subject to the approval of each grant by the compensation committee of our board of directors, use the stock-based awards available under the Inducement Plan to attract key employees for the growth of our business. On October 31, 2019, we filed a Registration Statement on Form S-8 with the Securities and Exchange Commission, or the SEC, to register under the Securities Act of 1933, as amended, all shares that are issuable under the Inducement Plan. An initial award under the Inducement Plan consisting of an option to purchase 300,000 shares of our common stock and 50,000 restricted stock units was granted to one new employee and effective as of November 1, 2019.
Income Taxes
For the three and nine months ended September 30, 2019, we recorded a $0.1 million benefit for income taxes. For the three and nine months ended September 30, 2018, we recorded a de minimis provision for income taxes and a $0.8 million benefit for income taxes, respectively. The income tax benefit for the three and nine months ended September 30, 2019 was primarily to reflect a settlement of a local tax audit. The benefit for income taxes recorded during the nine months ended September 30, 2018 includes the settlement of a local tax audit recorded during the three months ended June 30, 2018 offset partially by the provision for income taxes recorded during the three months ended March 31, 2018 to reflect the impact of sequestration on our estimate of refundable AMT credits.
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

Results of Operations
Comparison of Three Month Periods Ended September 30, 2019 and 2018

	Three months ended September 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$10,383	$9,407	$976
General and administrative	4,674	5,968	(1,294)
Total operating expenses	15,057	15,375	(318)
Loss from operations	(15,057)	(15,375)	(318)
Interest income	495	637	(142)
Other income (expense)	—	(1)	(1)
Loss before income tax provision (benefit)	(14,562)	(14,739)	(177)
Income tax provision (benefit)	(125)	6	(131)
Net loss	$(14,437)	$(14,745)	$(308)
Research and Development Expenses
Our research and development expenses were $10.4 million for the three months ended September 30, 2019, an increase of $1.0 million compared to $9.4 million for the three months ended September 30, 2018. The increase in research and development expenses for the three months ended September 30, 2019 was primarily due to a $3.7 million increase in costs resulting from the initiation and expansion of our gene therapy programs and a $0.2 million increase in costs resulting from the initiation of our HtrA1 inhibitor program. This increase was offset by a $2.7 million decrease in costs associated with our Zimura programs. The decreased costs for our Zimura programs included lower costs related to a decrease in Zimura manufacturing activities and lower clinical trial costs as a result of the completion of the OPH2007 wet AMD trial during the fourth quarter of 2018 and the completion of patient recruitment for our OPH2003 dry AMD trial during the fourth quarter of 2018 and the associated reduction in site initiation costs.
General and Administrative Expenses
Our general and administrative expenses were $4.7 million for the three months ended September 30, 2019, a decrease of $1.3 million, compared to $6.0 million for the three months ended September 30, 2018. The decrease in general and administrative expenses for the three months ended September 30, 2019 was primarily due to a decrease in costs to support our operations and infrastructure.
Interest Income
Interest income for the three months ended September 30, 2019 was $0.5 million compared to interest income of $0.6 million for the three months ended September 30, 2018.
Income Tax Provision (Benefit)
For the three months ended September 30, 2019, we recorded an income tax benefit which was primarily to reflect a settlement of a local tax audit. For the three months ended September 30, 2018, we recorded a de minimis provision for income taxes.

Comparison of Nine Month Periods Ended September 30, 2019 and 2018

	Nine months ended September 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$28,077	$25,609	$2,468
General and administrative	15,353	17,945	(2,592)
Total operating expenses	43,430	43,554	(124)
Loss from operations	(43,430)	(43,554)	(124)
Interest income	1,782	1,711	71
Other income (expense)	151	(17)	(168)
Loss before income tax provision (benefit)	(41,497)	(41,860)	(363)
Income tax benefit	(116)	(833)	(717)
Net loss	$(41,381)	$(41,027)	$354
Research and Development Expenses
Our research and development expenses were $28.1 million for the nine months ended September 30, 2019, an increase of $2.5 million compared to $25.6 million for the nine months ended September 30, 2018. The increase in research and development expenses for the nine months ended September 30, 2019 was primarily due to a $6.7 million increase in costs resulting from the initiation and expansion of our gene therapy programs and a $0.4 million increase in costs resulting from the initiation of our HtrA1 inhibitor program. This increase was offset by a $3.5 million decrease in costs associated with our Zimura programs and a $1.2 million decrease in professional and consulting fees. The decreased costs for our Zimura programs included lower costs related to a decrease in Zimura manufacturing activities and lower clinical trial costs as a result of the completion of the OPH2007 wet AMD trial during the fourth quarter of 2018 and the completion of patient recruitment for our OPH2003 dry AMD trial during the fourth quarter of 2018 and the associated reduction in site initiation costs.
General and Administrative Expenses
Our general and administrative expenses were $15.4 million for the nine months ended September 30, 2019, a decrease of $2.6 million, compared to $17.9 million for the nine months ended September 30, 2018. The decrease in general and administrative expenses for the nine months ended September 30, 2019 was primarily due to a decrease in costs to support our operations and infrastructure.
Interest Income
Interest income for the nine months ended September 30, 2019 was $1.8 million compared to interest income of $1.7 million for the nine months ended September 30, 2018. The increase in interest income was the result of an increase in interest rates and a change in the mix of our investment portfolio, which previously only included investments in money market funds and now includes investment in certain investment-grade corporate debt securities with original maturities of 90 days or less, partially offset by a decrease in cash balances available for investment.
Income Tax Benefit
We recorded an income tax benefit of $0.1 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, the Company recorded a benefit for income taxes primarily to reflect a settlement of a local tax audit. The benefit for income taxes recorded during the nine months ended September 30, 2018 includes the settlement of a local tax audit recorded by the Company during the three months ended June 30, 2018 offset partially by the provision for income taxes recorded by the Company during the three months ended March 31, 2018 to reflect the impact of sequestration on the Company's estimate of refundable AMT credits.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering of common stock, which we closed in September 2013, our follow-on public offering of common stock, which we closed in February 2014, funds we received under a prior Fovista licensing and commercialization agreement with Novartis Pharma AG, and the approximately $6.1 million in cash that we received in connection with our acquisition of Inception 4 in October 2018. We do not have any committed external source of funds.
We currently have an effective universal shelf registration statement on Form S-3 on file with the SEC registering for sale from time to time up to $150.0 million of common stock, preferred stock, debt securities, depositary shares, warrants and/or units in one or more registered offerings, of which $50.0 million may be offered, issued and sold under an “at-the-market” Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC. We have not yet issued and sold any shares of our common stock under the ATM Agreement.
Cash Flows
As of September 30, 2019, we had cash and cash equivalents totaling $94.9 million and no debt. We currently have invested our cash and cash equivalents in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(36,581)	$(31,829)
Investing Activities	150	—
Financing Activities	81	65
Net change in cash and cash equivalents	$(36,350)	$(31,764)
Cash Flows from Operating Activities
Net cash used in operating activities in the nine months ended September 30, 2019 related primarily to net cash used to fund our research and development activities for Zimura, IC-100 and IC-200 and our collaborative gene therapy sponsored research programs and to support our general and administrative operations. Net cash used in operating activities in the nine months ended September 30, 2018 related primarily to net cash used to fund our research and development activities for Zimura and to support our general and administrative operations.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2019 related to the proceeds received from the sale of manufacturing and clinical equipment. We had no net cash provided by investing activities for the nine months ended September 30, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 related to purchases made under our employee stock purchase plan.
Funding Requirements
Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned and as we initiate our Phase 3 clinical trial for Zimura in GA. For example, we estimate that the aggregate external costs of our Phase 3 clinical trial for Zimura in GA will range between $30 million and $40 million, depending on trial design, and that the aggregate external costs associated with manufacturing process scale-up and validation for Zimura will range between $10 million and $20 million. These costs do not include employee-related expenses for employees dedicated to Zimura clinical development and manufacturing activities, including salaries, benefits and share-based compensation expense. Our estimates could change in the event that we modify the design of our Phase 3 clinical trial for Zimura in GA, if we decide or are required to conduct one or more additional clinical trials of Zimura in GA beyond our currently planned Phase 3 clinical trial in order to obtain data sufficient to seek regulatory approval in this indication or for other reasons, if we encounter difficulties in Zimura manufacturing scale-up and process validation, or if we encounter delays or other unforeseen events. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp. with respect to Zimura, UFRF and Penn with respect to IC-100 and IC-200, UMMS with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:

•	continue the clinical development of Zimura in GA and STGD1;

•	continue the development of IC-100 and IC-200 and pursue our collaborative gene therapy sponsored research programs;

•	continue the preclinical development of our HtrA1 inhibitor program;

•	in-license or acquire the rights to, and pursue the development of, other product candidates or technologies;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel;

•	seek marketing approval for any product candidates that successfully complete clinical trials;

•
expand our outsourced manufacturing activities or establish commercial operations or sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any of our product candidates; and

•	expand our general and administrative functions to support our future growth.
As of September 30, 2019, we had cash and cash equivalents of $94.9 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned through the first half of 2021. In addition, we reaffirm our prior estimate that year-end 2019 cash and cash equivalents will range between $80 million and $85 million. These estimates are based on our current business plan, including the continuation of our current research and development programs and the site selection and planning activities for our Phase 3 clinical trial for Zimura in GA. These estimates do not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or commence any new sponsored research programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. We will require additional funding as we continue the clinical development of Zimura and continue the development of our other product candidates and programs. Although the future development of our product candidates is highly uncertain, we expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for any of our product candidates.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of our Zimura clinical programs, as well as our ability to secure external funding for any additional internal development we may undertake to obtain data sufficient to seek marketing approval for Zimura in GA or any other indication;

•
the scope, progress, costs and results of our efforts to develop IC-100 and IC-200, including activities to establish manufacturing capabilities and preclinical testing to enable us to file investigational new drug applications, or INDs, for these product candidates;

•
the scope, progress, costs and results from our collaborative gene therapy sponsored research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;

•	the scope, progress, costs and results of our efforts to develop our HtrA1 inhibitor program, including formulation development and other preclinical development activities;

•	the costs, progress and timing of process development, manufacturing scale-up and validation activities, analytical development and stability studies associated with our product candidates;

•	the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•
our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further clinical development and potential commercialization of Zimura;

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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future capital raises may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$2,154	$2,088	$66	$—	$—
Operating Leases (2)	764	764	—	—	—
Total (3)	$2,918	$2,852	$66	$—	$—

(1)	The table above includes our contracted obligations under our sponsored research agreements.

(2)	The table above includes our continuing rent obligations through June 2020, which is when our lease at One Penn Plaza is currently scheduled to expire.

(3)	This table does not include:

•	any milestone payments which may become payable to third parties under license or acquisition agreements as the timing and likelihood of such payments are not known with certainty;

•	any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known;

•	anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders; or

•	contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.
In addition to the amounts set forth in the table above, we may be required, under the agreements under which we acquired rights to our product candidates, to make milestone payments and/or pay royalties. For example, based on the initial, top-line data from our OPH2003 trial of Zimura in GA, we are obligated, under the license agreement to which we obtained rights to Zimura, to pay Archemix Corp. a milestone payment of $1.0 million during the first quarter of 2020. This payment and other payments for Zimura, IC-100, IC-200, any product candidates we may develop from our miniCEP290 program and our HtrA1 program are described in "Note 9—Commitments and Contingencies" and "Note 10—Subsequent Events" in our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $94.9 million as of September 30, 2019, consisting of cash and investments in money market funds and certain investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2019, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against us and the same group of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint, the CAC. The CAC purports to be brought on behalf of shareholders who purchased our common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys' fees, and other costs. We and the individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC.
On February 7, 2018, a shareholder derivative action was filed against the members of our board of directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that the defendants breached their fiduciary duties to our company by adopting a compensation plan that overcompensates the non-employee members of our board of directors relative to boards of directors of companies of comparable market capitalization and size. The complaint also alleges that the defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws. We filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, the plaintiff filed an amended complaint. On June 25, 2018, we filed a renewed motion to dismiss this case. On December 3, 2018, the parties filed a stipulation of settlement that contemplates that we will adopt certain compensation-related governance reforms and does not obligate the defendants or us to pay any monetary damages. The court approved the settlement at a hearing on March 12, 2019. As part of the settlement, in April 2019 we paid $300,000 in fees and costs to plaintiff's counsel. As contemplated by the settlement, our board adopted certain compensation-related governance reforms, including a non-employee director compensation policy, which our stockholders approved on May 15, 2019 at our 2019 annual meeting.
On August 31, 2018, a shareholder derivative action was filed against current and former members of our board of directors and certain of our current and former officers in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to our company and wasted our corporate assets by failing to oversee our business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from us, and through sales of our stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to our corporate charter, bylaws and corporate governance policies for vote by our stockholders. On December 14, 2018, we filed a motion to dismiss the complaint. On September 19, 2019, the court denied our motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of our board of directors.
On October 16, 2018, our board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of our board of directors. The demand alleges facts that are substantially similar to the facts alleged in the CAC and the Pacheco complaint and asserts claims that are substantially similar to the claims asserted in the Pacheco complaint. On January 30, 2019, our board of directors received a second shareholder demand from a different shareholder to investigate and commence legal proceedings against certain current and former members of our board of directors based on allegations that are substantially similar to the allegations contained in the first demand letter. These shareholder demands have been referred to a demand review committee of our board of directors.
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
We are a development-stage company without any approved products. Our growth prospects and the future value of our company are highly dependent on the progress of our research and development programs, including our ongoing and any future clinical trials for Zimura, our preclinical development programs for IC-100 and IC-200, our collaborative gene therapy sponsored research programs, and our preclinical development program for our HtrA1 inhibitors. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.
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
Because the value of our company is largely based on the prospects for our research and development programs and their potential to result in therapies capable of achieving marketing approval and generating future revenues, any failure, delay or setback for these programs will likely have a negative impact on the value of your investment. In addition, because a number of our product candidates are in an early, preclinical stage, even if we are successful in advancing the research and development of those product candidates, the value of our common stock may not rise in a meaningful way, which could affect our ability to raise additional finances. As we continue to invest in these research and development programs to generate data to support further development, the amount of our available cash will continue to decline until we raise additional finances.
We have a history of significant operating losses. We expect to continue to incur losses until such time, if ever, that we successfully commercialize our product candidates and may never achieve or maintain profitability.
Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, our follow-on public offering, which we closed in February 2014, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, and funds we received in connection with our acquisition of Inception 4 in October 2018. As of September 30, 2019, we had an accumulated deficit of $463.0 million. Our net loss was $41.4 million for the nine months ended September 30, 2019 and we expect to continue to incur significant operating losses for the foreseeable future.

Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned and as we initiate our Phase 3 clinical trial for Zimura in GA. For example, we estimate that the aggregate external costs of our Phase 3 clinical trial for Zimura in GA will range between $30 million and $40 million, depending on trial design, and that the aggregate external costs associated with manufacturing process scale-up and validation for Zimura will range between $10 million and $20 million. These costs do not include employee-related expenses for employees dedicated to Zimura clinical development and manufacturing activities, including salaries, benefits and share-based compensation expense. Our estimates could change in the event that we modify the design of our Phase 3 clinical trial for Zimura in GA, if we decide or are required to conduct one or more additional clinical trials of Zimura in GA beyond our currently planned Phase 3 clinical trial in order to obtain data sufficient to seek regulatory approval in this indication or for other reasons, if we encounter difficulties in Zimura manufacturing scale-up and process validation, or if we encounter delays or other unforeseen events. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp. with respect to Zimura, UFRF and Penn with respect to IC-100 and IC-200, UMMS with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:

•	continue the clinical development of Zimura in GA and STGD1;

•	continue the development of IC-100 and IC-200 and pursue our collaborative gene therapy sponsored research programs;

•	continue the preclinical development of our HtrA1 inhibitor program;

•	in-license or acquire the rights to, and pursue the development of, other product candidates or technologies;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel;

•	seek marketing approval for any product candidates that successfully complete clinical trials;

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
We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We may require additional funding beyond what we currently expect or sooner than we currently expect.
As of September 30, 2019, we had cash and cash equivalents of $94.9 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned through the first half of 2021. In addition, we reaffirm our prior estimate that year-end 2019 cash and cash equivalents will range between $80 million and $85 million. These estimates are based on our current business plan, including the continuation of our current research and development programs and the site selection and planning activities for our Phase 3 clinical trial for Zimura in GA. These estimates do not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or commence any new sponsored research programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. We will require additional funding as we continue the clinical development of Zimura and continue the development of our other product candidates and programs. Although the future development of our product candidates is highly uncertain, we expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for any of our product candidates.
Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of our Zimura clinical programs, as well as our ability to secure external funding for any additional internal development we may undertake to obtain data sufficient to seek marketing approval for Zimura in GA or any other indication;

•
the scope, progress, costs and results of our efforts to develop IC-100 and IC-200, including activities to establish manufacturing capabilities and preclinical testing to enable us to file investigational new drug applications, or INDs, for these product candidates;

•
the scope, progress, costs and results from our collaborative gene therapy sponsored research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;

•	the scope, progress, costs and results of our efforts to develop our HtrA1 inhibitor program, including formulation development and other preclinical development activities;

•	the costs, progress and timing of process development, manufacturing scale-up and validation activities, analytical development and stability studies associated with our product candidates;

•	the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•
our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further clinical development and potential commercialization of Zimura;

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
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as issues with the retention of enrolled patients or the availability of drug supply, or in our preclinical development programs, such as inability to develop formulations or if we experience issues with manufacturing, or if we further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities or build internal research capabilities or pursue internal research efforts. For example, we plan to begin a single Phase 3 clinical trial evaluating Zimura for GA with the expectation that data collected from such trial, together with data from our OPH2003 clinical trial, will be sufficient to seek marketing approval and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the Phase 3 clinical trial beyond our initial expectations or conduct additional clinical trials for Zimura in GA in order to seek or maintain regulatory approval. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests. For example, under the Inception 4 Merger Agreement pursuant to which we acquired Inception 4 and our HtrA1 inhibitor program, we issued an aggregate of 5,174,727 shares of our common stock as up-front consideration to the former equityholders of Inception 4. The Inception 4 Merger Agreement also requires us to make payments to the former equityholders of Inception 4 upon the achievement of certain clinical and regulatory milestones, subject to the terms and conditions set forth in the Inception 4 Merger Agreement. Those milestone payments will be in the form of shares of our common stock, calculated based on the price of our common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued under the Inception 4 Merger Agreement, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date of our acquisition of Inception 4, and will be payable in cash thereafter. In July 2019, we also issued 75,000 shares of our common stock to UMMS as partial upfront consideration for the in-license of our miniCEP290 program, and are obligated to issue up to 75,000 additional shares to UMMS upon the achievement of certain regulatory milestones.
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
An element of our strategy has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements. As we have transitioned our strategy to include a focus on gene therapies, we have decided to focus our business development efforts on obtaining rights to additional gene therapy product candidates and technologies, which we will continue to evaluate on a selective basis. We may also continue to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions, including collaboration or out-license opportunities for further clinical development and potential commercialization of Zimura. Our business development efforts may fail to result in our acquiring rights to additional gene therapy product candidates or technologies, or may result in our consummating transactions with which you do not agree.
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

•
large write-offs and difficulties in assessing the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount that must be amortized over the appropriate life of the asset;

•	increased amortization expenses or, in the event that we write-down the value of acquired assets, impairment losses;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;

•	inability to retain personnel, key customers, distributors, vendors and other business collaborators integral to an in-licensed or acquired product candidate or technology;

•
potential failure of the due diligence process to identify significant problems, liabilities or other shortcomings or challenges of an acquired or licensed product candidate or technology, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, revenue recognition or other accounting practices, partner disputes or issues and other legal and financial contingencies and known and unknown liabilities; and

•
entry into therapeutic modalities, indications or markets in which we have no or limited direct prior development or commercial experience and where competitors in such markets have stronger market positions.

We and certain of our current and former board members and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.
We and certain of our current and former executive officers have been named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers have also been named as defendants in a shareholder derivative action initiated in August 2018, which generally alleges that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. In September 2019, the court issued an order dismissing some, but not all, of the allegations in the class action lawsuit and denied our motion to dismiss the shareholder derivative action. We and the defendants continue to deny any and all allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.
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
The long-term success of our company, and our ability to become profitable as a biopharmaceutical company, will require us to be successful in a range of challenging activities, including:

•
designing, conducting and successfully completing preclinical research and development activities, including preclinical efficacy and IND-enabling studies, for our product candidates or product candidates we are interested in in-licensing or acquiring, including those we may evaluate as part of our collaborative gene therapy sponsored research programs;

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
Drug development is a highly uncertain undertaking. Our research and development efforts may not be successful or may be delayed for any number of reasons, in which case potential clinical development, marketing approval or commercialization of our product candidates could be prevented or delayed.
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
Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our pivotal Phase 3 Fovista program for the treatment of wet AMD failed to produce positive safety and efficacy data that support the use of Fovista in wet AMD, despite the results from preclinical testing and earlier clinical trials of Fovista, including a large Phase 2b trial with statistically significant efficacy signal. Furthermore, our Phase 2a OPH2007 safety trial of Zimura in combination with the anti-VEGF agent Lucentis in wet AMD did not replicate the results of our Phase 1/2a OPH2000 trial. Additionally, although the results we have received to date from our OPH2003 clinical trial confirm that Zimura met the prespecified primary endpoint in reducing the mean rate of GA growth in patients with dry AMD with statistical significance across both the Zimura 2mg and Zimura 4 mg treatment groups when compared to the corresponding sham control groups, these results may be undermined by inconsistent data obtained from the final results from this clinical trial or may not be replicated in any future clinical trials evaluating Zimura for GA. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
We may experience numerous unforeseen events during drug development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. These risks include, but are not limited to, the following:

•
we may not be able to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials for any preclinical product candidates that we are developing or may wish to in-license or acquire;

•	we or our contract manufacturers may be unable to develop a viable manufacturing process for any product candidates that we are developing;

•
the supply or quality of our product candidates or other materials necessary to conduct preclinical development and clinical trials of our product candidates may be insufficient or inadequate or we may face delays in the manufacture and supply of our product candidates for any number of reasons, including as a result of interruptions in our supply chain, including in relation to the procurement of starting materials, such as plasmids used for the manufacture of our gene therapy product candidates, and the packaging, distribution, storage and import/export of materials and products;

•
we or our contract research organizations may be unable to complete necessary analytical development for and testing of our product candidates, including assays for assessing the potency of our gene therapy product candidates;

•
regulators or institutional review boards may not agree with our clinical trial designs, including our selection of endpoints, or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

•
we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements, including GCPs, or a finding that the participants are being exposed to unacceptable health risks;

•
as there are no therapies approved for many of the indications we are seeking to treat, including GA, in either the United States or the European Union, the regulatory pathway for product candidates in those indications, including the selection of the primary efficacy endpoint for a pivotal clinical trial, is highly uncertain;

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

•
the number of patients required for clinical trials of our product candidates to demonstrate statistically significant results may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate. These risks may be heightened for clinical trials in orphan diseases, for which the natural history of the disease is less understood, making it more difficult to predict the drug effect required to adequately demonstrate efficacy, and because there are fewer affected individuals available to participate in clinical trials; and

•	the cost of clinical trials of our product candidates may be greater than we anticipate.
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
Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities, especially clinical trials, is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to dry AMD in a manner sufficient to support an application for regulatory approval to the FDA and EMA are based on our review of initial, top-line data from the OPH2003 trial as well as preliminary, informal discussions with the FDA. We may or may not have further interactions with the FDA or other regulatory authorities prior to commencing our Phase 3 clinical trial. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA could be incorrect or may change as we continue to review and analyze the OPH2003 trial 12-month clinical data set, as 18-month clinical data from the OPH2003 trial becomes available, and as new regulatory or third party information, including third-party clinical data or information from prospective collaborators or licensees, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.
Our development of Zimura is based on a novel mechanism of action that is unproven and poses a number of scientific and other risks, and we may not be successful in developing Zimura in the indications we are pursuing.
We are targeting GA, an advanced form of dry AMD, and STGD1 with Zimura. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors for selective molecular targets, including complement C5, as potential pharmaceutical treatments for AMD, and that the initial, top-line data from our OPH2003 trial of Zimura in GA support our view, this approach may not prove successful for treating AMD in a clinically meaningful way. Similarly, although there is non-clinical scientific literature supporting the potential use of inhibitors of the complement system for the treatment of STGD1, this approach may not prove clinically successful as well.
Zimura is designed to inhibit complement C5. There are no FDA or EMA approved products that utilize C5 inhibition as a mechanism of action to treat GA or STGD1. There have been other investigational products using complement inhibition as a mechanism of action for the treatment of GA, including inhibition of C5, that proved to be unsuccessful, even in later-stage clinical trials. Even though our OPH2003 trial of Zimura in GA met its prespecified primary endpoint, this mechanism of action may not prove safe and effective for the treatment of GA, STGD1 or any other indication for which we may develop Zimura.
The results we observed from the OPH2003 trial may not be supported by the final results of this trial or may not be fully replicated in subsequent clinical trials. A future clinical trial evaluating Zimura for GA may use a different design, which may subject the outcome of that trial to regulatory uncertainty and other known and unknown factors.
The results we observed from our OPH2003 trial of Zimura in GA may not be supported by the final results of this trial or may not be fully replicated in subsequent clinical trials evaluating Zimura for GA. In accordance with the clinical trial protocol, we will continue to treat and follow patients through the 18-month time point to collect additional safety and efficacy data, including mean GA area and mean change in BCVA and LL BCVA by treatment group. Although we do not plan to perform any prespecified statistical analysis with respect to these data, these data may indicate an unexpected or unknown safety issue, including increased incidence of CNV, or may indicate the loss of efficacy for Zimura during the period between month 12 and month 18. After month 18, we expect to receive and analyze individual patient data on an unmasked basis following completion of the trial by all patients. We expect that the unmasked individual patient data will provide us a better understanding of the results and the variables affecting the results, although it may indicate that our initial conclusions were not well founded due to inconsistencies, data entry errors or because of unknown variables or patient sub-groups that could potentially be driving the results in one or more treatment groups. At this time, we cannot verify that GA images have been measured accurately or review the images for consistency with our hypotheses and the conclusions from this trial.
We intend to explore all options for the future development and potential commercialization of Zimura. We are in the process of determining several key elements of the design of our Phase 3 clinical trial of Zimura in GA, such as number of patients, the dosage level or levels, the treatment arms, the frequency of dosing and other factors. Several Phase 3 clinical trials for ophthalmic product candidates that have been, or are currently being, conducted by other sponsors include multiple treatment arms, either different doses or treatment regimens, in addition to a control arm. The FDA has expressed that including multiple doses or treatment regimens within a single trial helps mitigate the risk of bias in the trial. We believe that the anatomical measure used as the primary efficacy endpoint in our OPH2003 trial, the mean rate of change in GA growth, as evaluated by an independent, masked reading center, is not subject to bias. We may therefore proceed with only one treatment arm in our pivotal Phase 3 clinical trial of Zimura in GA, especially given the treatment burden associated with the Zimura 4mg dose evaluated in our OPH2003 trial. However, the FDA, EMA or other regulatory authorities may disagree with our view. In addition, the dose that we choose to pursue, may not prove to be efficacious in our pivotal Phase 3 clinical trial of Zimura in GA. Alternatively, if, in addition to including a Zimura 2mg treatment group, we include a Zimura 4 mg treatment group in an attempt to satisfy regulatory expectations and as we currently have for the OPH2003 trial, patients may find the treatment regimen in either group to be too burdensome and may withdraw from our trial in greater numbers than we expect, making it more difficult to demonstrate a clinically relevant benefit with statistical significance and in a robust fashion. Another possibility we may consider is to evaluate dosing levels or regimens that we have not previously studied, such as dosing less frequently than monthly throughout the clinical trial, including during the first 12 months of the trial. We cannot predict whether dosing levels or treatment regimens we have not previously studied will prove effective in treating GA. Moreover, the previously unstudied does level or treatment regimen may demonstrate efficacy in our Phase 3 clinical trial, while a previously studied monthly dose may not. These findings would be inconsistent with our findings in the OPH2003 trial to date, and if this were to occur, we would not have data from an independent, well-controlled clinical trial available to seek regulatory approval of the alternative dose or treatment regimen. Regardless of the design that we choose, the FDA, EMA or other regulatory authorities may ultimately not accept the data from our Phase 3 clinical trial of Zimura in GA, together with data from the OPH2003 trial, even if we believe the data from these trials demonstrate a clinically relevant benefit with statistical significance and in a robust fashion.
Our intended regulatory pathway for generating sufficient safety and efficacy data to submit an NDA and potentially obtain marketing approval for Zimura for GA is subject to a number of assumptions, including that we can rely on the results from our OPH2003 trial as one of two well-controlled, pivotal trials typically required by the FDA. The FDA, EMA and other regulatory authorities may not accept the results of the OPH2003 as a pivotal clinical trial, or may not agree with our selection of primary endpoint or the statistical analysis we performed. We may decide to or be required to enroll additional patients, collect additional safety data or conduct additional trials.
Based on the results we have received to date from our OPH2003 international, randomized, double masked, sham controlled, multi-center clinical trial, additional statistical analysis we have performed and preliminary, informal discussions we have had with the FDA, we believe that the efficacy results from this trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision, and that data from the OPH2003 trial is robust. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function, such as reduced rate in the loss of visual acuity. The FDA, the EMA or other regulatory authorities may disagree with our conclusion regarding the robustness of the data from this trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. We likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the robustness of the data from our clinical trials, including the OPH2003 trial of Zimura in GA, until such time as we submit an application for regulatory approval and receive a response from the applicable authority. If the OPH2003 trial results are not considered robust, in order to seek marketing approval we may need to conduct, in addition to the Phase 3 clinical trial for which we are commencing site selection and planning activities, one or more additional, well-controlled clinical trials that meets the applicable regulatory requirements in order to obtain sufficiently robust data to support regulatory approval.
The FDA, EMA or other regulatory authorities may not agree with the methodologies we used to perform the statistical analysis of the OPH2003 trial results. In particular, they may not agree with how we performed the comparisons of patients receiving Zimura 2mg with patients in the sham groups, as the comparisons draw upon patients that were enrolled into two different parts of the trial, using different randomization ratios and different vision criteria. In addition, they may not agree with the validity of our MRM analysis, which imputes the values of missing data based on observed data. Moreover, the FDA, EMA or other regulatory authorities may disagree with our inclusion in our efficacy analysis of patients who do not strictly meet all eligibility criteria, or whose treatment or assessments in the clinical trial deviated from the clinical trial protocol on one or more occasions. The FDA, EMA or other regulatory authorities may take issue with the degree of data that are missing from our OPH2003 clinical data set, or with the rate at which patients withdrew from the trial.
Although we believe that our OPH2003 trial was well-controlled, with appropriate eligibility criteria and appropriate stratification for baseline characteristics, the FDA, EMA or other regulatory authorities may not agree with the methodologies we used to determine patient eligibility and randomize patients to the various treatment groups and therefore may not agree that the comparisons we have made for mean rate of GA growth are statistically valid. The FDA, EMA or other regulatory authorities may take issue with the number of modifications we introduced to the OPH2003 trial following its commencement, which they may view as introducing additional uncontrolled variables, invalidating the comparisons across groups. In particular, the FDA, EMA or other regulatory authorities may view the change in enrollment criteria applied in the various modifications as changing the nature of the patients enrolled, thus rendering the results of the trial as uninterpretable, or may disagree with our decision to remove patients who develop CNV in their study eye from future treatments and assessments as inappropriate, concluding that it may have resulted in unmitigated or uncontrolled bias in the efficacy results from the trial.
Based on preliminary, informal discussions with the FDA, we believe we need to conduct an additional clinical trial consisting of at least 300 patients, with primary endpoints at 12 months or later, and with safety data collected for at least 24 months. For the safety data, we believe we can rely on safety data from our OPH2005 trial evaluating Zimura for STGD1 and we can finish collecting safety data after submitting for marketing approval. These assumptions about the additional clinical trial required for submission of an application for regulatory approval of Zimura in GA and the need to collect safety data are subject to review by the FDA, EMA and other regulatory authorities, who may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which may increase the costs of our Zimura clinical programs and delay our expected timelines.
Furthermore, our previous and ongoing Zimura clinical trials have evaluated Zimura dosing levels and regimens that we have studied only in cohorts consisting of a small number of patients. This approach may increase the risk that patients in our ongoing trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. Although we did not observe adverse events or serious adverse events attributable to the drug product in our OPH2003 trial, previously unobserved adverse events and/or serious adverse events may manifest in the remaining portion of our OPH2003 trial, in our OPH2005 trial or in any subsequent clinical trials we or a potential licensee or collaborator may undertake for Zimura. When we follow patients for a longer period of time or collect safety data from a greater number of patients, we may obtain safety data that we have not previously observed. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates."
Our ongoing and any future clinical trials for Zimura that we or a potential future licensee or collaborator may undertake may fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or any future clinical trials for Zimura could adversely affect our business and the value of your investment in our company.
We have no human clinical data regarding the safety and efficacy of Zimura as a treatment of STGD1. The drop-out rate may reduce the number of patients from whom we can collect and analyze data from our OPH2005 trial.
We have no human clinical data regarding the safety and efficacy of Zimura as a treatment for STGD1. In addition, although we initially determined the size of the OPH2005 trial in STGD1 based on the number of patients with STGD1 that we believed could potentially be enrolled within a reasonable period of time, we decided to cease patient enrollment during the first quarter of 2019 in light of the 18-month endpoint and our goal of providing initial top-line data from this trial by the end of 2020. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Moreover, because Stargardt disease, like GA, is a degenerative disease, and in many cases, the rate of degeneration is slow, and because we are seeking to slow the progression of degeneration with Zimura, and not necessarily to reverse prior degeneration or restore visual function, patients participating in our OPH2005 trial, who may be younger and may experience vision loss that is more subtle than patients with GA or AMD, may not perceive a benefit from continuing to participate and therefore may drop out of this trial. Although we and the investigators and their staff take efforts to encourage continued patient participation, the drop-out rate may exceed our expectations. A higher than expected drop-out rate would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial. Given the information above, our OPH2005 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in STGD1 with statistical significance.
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
For our miniCEP290 program and other minigene programs, we are sponsoring research using a novel approach that is largely untested and presents various scientific and regulatory risks. To date, all the data generated for our miniCEP290 program are in a newborn mouse model for LCA10, and we do not know whether the effect we observed with these minigenes in mice will be replicated in other animals or humans. Furthermore, minigenes result in the expression of a protein that differs from the naturally occurring protein. The protein expressed by the minigene may have physiological effects, including toxic effects, that are not yet known. Because of the novelty of minigenes, the medical community's and regulators' receptiveness to this approach remains unknown. Our sponsored research may not fully elucidate all of the physiological risks associated with a particular minigene and the associated expressed protein. For these and other reasons, promising minigene candidates that emerge from our sponsored research programs with UMMS may not succeed in later stage preclinical and clinical development.
We have particularly focused on adeno-associated virus, or AAV, gene therapy, as AAV vectors are relatively specific to retinal cells and their safety profile in humans is relatively well-documented as compared to other delivery vehicles and gene therapy technologies currently in development. However, AAV has a number of drawbacks, including its small packaging capacity: an AAV vector can hold only up to approximately 4,700 base pairs of DNA, whereas the genes that are associated with a number of diseases, such as LCA10, Stargardt disease and Usher 2A, exceed that size. Although AAV is the most commonly used vector in ocular gene therapy today, it may prove to pose safety risks that we are not aware of and other vector forms, such as retroviral or lentiviral and non-viral based vectors, or gene editing approaches, may prove to be safer and more effective.
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
Our development of our HtrA1 inhibitor program is also based on a novel mechanism of action that is unproven and poses a number of scientific and other risks. We may not be able to successfully formulate a product candidate from our HtrA1 inhibitors or identify a product candidate with a viable manufacturing process.
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

Before we can commence IND-enabling studies for our HtrA1 inhibitor program, we need to conduct process development and formulation development with our lead compounds in this program to determine whether we can identify a viable manufacturing process for and formulate a product candidate for intravitreal administration that is safe to advance into preclinical studies and, depending on the outcome of such studies, into clinical trials. For example, as part of formulation development, we need to determine which inactive formulation components should be used in the preparation of the product candidate, and derive a preparation that includes an adequate amount of drug substance with the necessary inactive ingredients to achieve the desired safety profile for intravitreal injection into the eye while providing for sufficient pharmacological activity. Process development and formulation development are inherently uncertain, and it is possible we may not be able to identify a viable manufacturing process for or formulate any of our lead compounds into a preparation that is safe to advance into preclinical studies or clinical trials in the eye or that provides sufficient pharmacological activity, which would hinder our ability to pursue development of this program. Manufacturing, including process development, and formulation development can be time-consuming and our anticipated timelines for the development of this program may be delayed.
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
To date, we currently have safety data from a total of 113 patients receiving monthly treatments of either Zimura 2mg or Zimura 4mg for a minimum of 12 months in the OPH2003 trial. In our completed clinical trials for Zimura, we have observed only a single adverse event, mild subcapsular cataract, from our OPH2000 trial, assessed to be drug-related by participating investigators. We have no data regarding the safety, tolerability or efficacy of Zimura administered for the treatment of STGD1. We have no human data regarding IC-100, IC-200 or any of our HtrA1 inhibitors.
Our clinical trials for Zimura involve dosing regimens that we have not studied extensively, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For example, although the reduced rate of growth in GA we observed in the OPH2003 trial has not been associated with disproportionate loss of vision in the treated groups as compared to the sham control groups over the first 12 months of the trial, we may observe increased loss of vision in the Zimura treatment groups, as compared to the corresponding sham control arms, during the period between month 12 and month 18 in the trial or in our Phase 3 clinical trial of Zimura in GA. In addition, although we view the rate of CNV incidence in the Zimura treatment groups, as compared to the corresponding sham control groups, as acceptable and within the range observed in other clinical trials of complement inhibitors in development for GA, the FDA, EMA, other regulatory authorities, treating physicians or patients may not agree, concluding that Zimura may increase the risk of patients developing CNV to an unacceptable degree. Moreover, our clinical trials for Zimura involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive Zimura. For our OPH2003 trial, once all patients reach the 18 month time point, we expect that we will receive complete safety data, including unmasked data covering the period between month 12 and month 18. An unforeseen or unexpected safety issue, or any safety finding that is inconsistent with our prior experience with Zimura, including during the first 12 months of the OPH2003 trial, from any of our clinical trials for Zimura may impact our ability to continue to develop Zimura or the long-term viability of Zimura as a potential treatment for GA, STGD1 or any other indication for which we may seek to develop Zimura.
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
In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Managing a host body's immune response to introduced viral vectors has been and remains a challenge for gene therapies. For AAV gene therapy, "vector shedding," or the dispersal of AAV vectors away from the target tissue to other parts of the body, which can trigger a more serious and extensive immune response, is a known safety issue. Although subretinal injection, which is the method often used to administer ocular gene therapies, helps to control vector shedding beyond the eye, subretinal injection is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate from the gene therapy vectors, including the risk of retinal detachment. The margin for error with subretinal injections is extremely low and there are a limited number of retinal surgeons with experience in performing subretinal injections in the eye. In order to generate useful clinical data for gene therapy clinical trials, a retinal surgeon must repeat the same subretinal injection process multiple times and with consistency. In addition, in order to avoid accelerating damage to a subject's retina, subretinal injection for RHO-adRP patients in particular must be conducted under extremely low light levels using infrared technology, further complicating the surgical procedure. In the event that we progress into clinical development with IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we may experience delays or other challenges for our gene therapy development programs as a result of safety issues.
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
We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture Zimura, IC-100, IC-200, our HtrA1 inhibitors and any other product candidates that we may acquire or in-license. We have a limited number of personnel hired to supervise these outside vendors. Manufacturing for these product candidates could be complicated or present novel technical challenges. Problems with the manufacturing process, even minor deviations from the established process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
In addition, in order to manufacture and supply any of our product candidates for later-stage clinical trials or on a commercial scale in the future, we will need to increase our manufacturing personnel and bolster our quality control and quality assurance capabilities. We may encounter problems hiring and retaining scientific, manufacturing and quality assurance and control personnel needed to oversee our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. As we or any manufacturer we engage scales up manufacturing of any product candidate, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product, given the long lead times required to manufacture or obtain regulatory approvals for our products, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product at commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.
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
Any problems in our manufacturing process or our third-party contract manufacturers’ facilities could make us a less attractive collaborator for potential collaborators, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for our products.
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
We currently use a single third-party manufacturer, Agilent Technologies, to supply us with the chemically synthesized drug substance for Zimura and a different, single third-party manufacturer, Ajinomoto Bio-Pharma Services, to provide fill/finish services for Zimura. In order to obtain and maintain regulatory approval for Zimura, our third-party manufacturers will be required to consistently produce the drug substance used in Zimura in commercial quantities and of specified quality and to execute fill/finish services on a repeated basis and document their ability to do so. If the third-party manufacturers are unable to satisfy this requirement, our business would be materially and adversely affected. We have not manufactured clinical supplies of Zimura since early 2017 and we may need to perform additional work beyond what we currently plan to reestablish our manufacturing and analytical capabilities. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process. Even if we successfully complete any required clinical trials for Zimura and obtain sufficient and favorable safety and efficacy data, we will need to scale up and validate our manufacturing process before we can obtain marketing approval for Zimura, and any such scale-up and validation activities may be costly, time-consuming and uncertain in outcome.
Some of the standards of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which establishes basic guidelines and standards for drug development in the United States, the European Union, Japan and certain other countries, do not apply to oligonucleotides, including aptamers. As a result, there are limited established generally accepted manufacturing or quality standards for the production of Zimura. The lack of uniform manufacturing and quality standards among regulatory agencies may delay regulatory approval of Zimura.
For our HtrA1 inhibitor program, we have engaged a CDMO to produce small quantities of the active pharmaceutical ingredient, or API, of our HtrA1 inhibitors for preclinical development purposes. We expect to engage a CDMO to conduct process development, scale-up and GMP manufacture of the API of our HtrA1 inhibitors for potential preclinical toxicology studies and clinical trials. The time and efforts required for us to fully establish manufacturing capabilities for our HtrA1 inhibitor program, including developing a viable manufacturing process, if any, may delay or impair our ability to develop this program in accordance with our expected timelines.
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
A number of factors common to the manufacturing of biologics and drugs could also cause production issues or interruptions for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. In particular, we and our contract manufacturers are developing our own manufacturing processes, which differ from those originally used by our university collaborators, for example, by using different starting materials. We may not be able to successfully translate the manufacturing process and our manufactured materials may not match the safety and efficacy profile of those used by the universities.
An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more numerous, more complex in scope and take a longer time to develop and to conduct as compared to traditional drugs. We and our contract manufacturers need to expend considerable time and resources to develop assays and other analytical tests for our gene therapy product candidates, including assays to assess the potency of our gene therapy product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, qualified and validated, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations, we may need to delay or repeat certain manufacturing and development activities.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates and other programs from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as generic and biosimilar companies, worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. We also will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future.
We have transitioned to become a company with a focus on the development of gene therapies for orphan inherited retinal diseases. There are many companies pursuing gene therapy approaches for orphan and age-related retinal diseases. Some of them have better name recognition, more resources and a longer history of developing gene therapies than we do. Competition in this field is intense and for many inherited retinal diseases, there is a limited number of potential patients. If any of our competitors obtains FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, our competitors could establish a strong market position before we are able to enter the relevant market, which may significantly limit the commercial opportunity for our product candidates.
Our commercial opportunity could also be reduced or eliminated if one or more of our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient to use or are less expensive than our product candidates. For example, the method of administration of Zimura, intravitreal injection, is commonly used to administer ophthalmic drugs for the treatment of severe diseases and is generally accepted by patients facing the prospect of severe visual loss or blindness. A therapy that offers a less invasive method of administration, however, might have a competitive advantage over one administered by intravitreal injection, depending on the relative safety of the other method of administration. Furthermore, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of less expensive or more convenient products.
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
Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development programs. Our timelines may be delayed to the extent clinical trials conducted by our competitors are enrolling patients that would otherwise be eligible to participate in our trials at the same time we are seeking to enroll these patients.
Based on publicly available information, we are aware of the following research and development programs that may be competitive with programs we are pursuing. Other competitive programs may exist of which we are not aware.
Competitive considerations for Dry AMD and GA:

•
There are a number of products in preclinical research and clinical development by third parties to treat dry AMD, including several that are in development for GA secondary to dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Apellis Pharmaceuticals, Inc., Roche AG, Novartis AG and MorphoSys AG, Hemera Biosciences, Inc., Gyroscope Therapeutics, Achillion Pharmaceuticals, Inc., and Catalyst Biosciences, Inc. each have complement inhibitors in development for dry AMD, including, in the cases of Hemera Biosciences and Gyroscope Therapeutics, complement inhibitor gene therapies. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3. As recently as November 2019, Apellis confirmed its expectation that it would finish patient enrollment in its Phase 3 program by the end of the first quarter of 2020, which would enable a primary 12-month efficacy analysis as early as the first half of 2021. If Apellis's Phase 3 program for its C3 complement inhibitor product candidate is successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect marketing approval for Zimura in GA or a product candidate from our HtrA1 inhibitor program in GA, if at all. Moreover, we are aware that several other companies, including Allegro Ophthalmics, LLC and Stealth BioTherapeutics Corp, working in collaboration with Alexion Pharmaceuticals, Inc., have announced development programs for the treatment of dry AMD or GA targeting different mechanisms of action outside of the complement system.

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

Competitive considerations for RHO-adRP:

•
We are aware that ProQR Therapeutics N.V. is developing an RNA-based therapeutic for RHO-adRP, for which it has filed an IND and plans to enroll patients this year. We are also aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP. In addition, prior to its acquisition by Biogen Inc., Nightstar Therapeutics plc had a preclinical AAV gene therapy program in RHO-adRP. Casebia Therapeutics LLP is pursuing research of a gene editing therapy for RHO-adRP. Editas Medicine, Inc. is also exploring a potential program in this disease.

Competitive considerations for BEST1-related IRDs:

•	We are aware that, prior to its acquisition by Biogen, Nightstar Therapeutics plc had a preclinical AAV gene therapy program for one or more BEST1-related IRDs.

Competitive considerations for LCA10:

•
We are aware that Editas Medicine has a CRISPR gene editing program for LCA10, an IND for which was submitted in late 2018, ProQR Therapeutics N.V. is developing an RNA-based therapeutic for LCA10 that is currently in late-stage clinical development, Generation Bio Co. has a preclinical program that utilizes ceDNA technology to target LCA10 and Oxford Biomedica plc is developing a lentiviral gene therapy program for LCA10 that is in preclinical development. In addition, several academic institutions have preclinical programs in LCA10.

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
As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We currently do not have any sales, marketing or distribution infrastructure. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product candidate is approved, the territories in which the product candidate may be marketed and the commercial potential for such product candidate. We are developing Zimura and our HtrA1 inhibitor program for GA secondary to dry AMD, which is a condition affecting a relatively large number of individuals. In contrast, our gene therapy programs are currently being developed for orphan IRDs with a limited number of affected individuals. If any of our product candidates is approved, the size and nature of the affected patient population will be an important factor in our commercial strategy. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retinal specialists, or sub-specialists, such as retinal specialists with particular expertise in IRDs.
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
If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute ourselves any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we would not be successful in commercializing our product candidates, if approved.

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

•
any restrictions in the label on the use of our products by a subgroup of patients, including, for example, for our gene therapy product candidates, if approved, restrictions on use of our product if a patient previously received another gene therapy product;

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

Our development of Zimura for GA uses an anatomical primary endpoint, the mean rate of change in GA growth. We believe that this efficacy assessment is most likely to demonstrate clinical relevance for an investigational product across a heterogeneous GA patient population and other potential assessments, such as comparisons of visual acuity, are not as clinically meaningful for patients with GA. However, to date there is no direct functional equivalent to this endpoint that we are studying. We evaluated vision as a secondary endpoint in the OPH2003 trial, the trial was not designed to reliably assess differences in mean changes in vision with statistical significance. Patients, physicians and payors may not recognize the value of Zimura without us demonstrating a functional benefit to vision. To do so, we may need to identify and test using a suitable primary endpoint that is clinically relevant, which may not exist, or if it does exist, will involve additional clinical trials and uncertainty about the regulatory pathway for Zimura in GA.
For each of our Zimura trials where patients receive multiple intravitreal injections on the same day, we have provided for a delay in the second intravitreal injection to occur during the same office visit to minimize the risk of an unacceptable increase in intraocular pressure as a result of the volume of the multiple injections. If Zimura receives marketing approval for a particular indication and the approved label requires a waiting period between injections administered on the same day or a dosing regimen that requires multiple office visits per month, the potential market opportunity for Zimura may be limited to the extent that physicians and patients find such a waiting period or dosing regimen unacceptable. For example, if we proceed with and obtain marketing approval for a dosing regimen involving intravitreal injections of 4 mg of Zimura, consisting of two 2 mg injections per month, physicians and patients may find that treatment burden unacceptable.
In addition, the potential market opportunity for any product candidate is difficult to estimate precisely. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our expectations of the safety and effectiveness of the relevant product candidate, the expected patient population for our product candidates, our industry knowledge, the competitive landscape for the indications for which we are developing our product candidates and programs, market response to Spark Therapeutics's Luxturna®, Novartis AG's Zolgensma® and anti-VEGF agents currently approved for treatment of wet AMD, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions and any of these assumptions could prove to be inaccurate, and the actual market for such product candidates could be smaller than our estimates of our potential market opportunity.
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
The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country.  Health care reform, including increasing scrutiny of drug prices, is an issue of intense political focus, particularly in the United States. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals or in ways that could alter the mechanism by which pharmaceutical prices are negotiated or otherwise determined.  Many countries outside the United States require approval of the sale price of a drug before it can be marketed, and to apply for and obtain such an approval in certain countries, we or a commercialization partner may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control or negotiation even after initial approval is granted. In particular for Zimura in GA, we may need to demonstrate visual function in order to obtain reimbursement approval, although our clinical trials, which use an anatomic endpoint as the primary efficacy endpoint, are not designed to demonstrate a functional benefit with statistical significance. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or any commercialization partner’s commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval and are widely accepted and prescribed or used by physicians.
In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. Because there are only two FDA-approved gene replacement therapy products, one of which began commercial sales in 2018 and the other of which was only recently launched in the United States, the pricing environment for gene therapies is in the very early stages of its development. Gene therapies are generally intended to be one-time treatments or, at a minimum, to provide a benefit over an extended period lasting several years. If we are successful in obtaining marketing approval for any of our gene therapy product candidates, we will need to convince third-party payors of the value that our gene therapy product offers. Third-party payors may be unwilling to accept substantial upfront costs for a therapy where the benefits may not be realized or are realized over a period of years during which the patient may no longer be enrolled in the payor's plan. Although payors and manufacturers may be incentivized to agree to outcomes-based payment structures for gene therapies, where manufacturers provide rebates or a portion of the contract price is forgiven if an efficacy or durability threshold is not met for an individual patient, market dynamics in the United States currently do not facilitate these types of outcome-based payments, in particular because of rules that require that government payors, such as Medicaid, receive the “best price” for a drug, regardless of outcome. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny. In particular, the $2.1 million list price for Zolgensma has generated significant public scrutiny over the prices of new pharmaceuticals coming to the market, including gene therapies, and as a result, Novartis has proposed permitting third-party payors to pay for Zolgensma in annual installments over five years instead of as a lump sum. Moreover, if we obtain marketing approval for a product candidate, such as Zimura, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA secondary to dry AMD, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.
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
There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. For example, several insurers have limited the subpopulation for or imposed additional eligibility criteria for paying for Zolgensma, beyond the requirements of the approved FDA label, such as requiring that any eligible patients must receive another treatment first and demonstrate that the other treatment is ineffective before using Zolgensma. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States, a policy that President Trump and certain members of the U.S. Congress have expressed interest in pursuing. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our and any commercialization partner’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
We anticipate that prior to receiving certain gene therapies, including as part of a clinical trial, patients would be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. The ownership of genetic data is an area of the law that is unclear and varies across jurisdictions. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been raised that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This dynamic could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure, as well as the use of genetic data. Any of these scenarios could decrease the pool of patients willing to participate in a clinical trial for a gene therapy and the demand for a gene therapy once it is approved.
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
We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin commercializing an approved product. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, including coverage for any local jurisdictions where we conduct clinical trials. In addition, if a commercialization or collaboration partner were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such commercialization or collaboration partners could be more likely to terminate such relationship with us and therefore substantially limit the commercial potential of our products.
Risks Related to Our Dependence on Third Parties
We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or product of sufficient quality, which could delay, prevent or impair our development or commercialization efforts.
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
We have engaged a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. For our HtrA1 inhibitor program, we have engaged a CDMO to produce small quantities of the API for our HtrA1 inhibitors for preclinical development purposes and expect to engage a CDMO to conduct process development, scale-up and GMP manufacture of the API of our HtrA1 inhibitors for potential preclinical toxicology studies and clinical trials.
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
We are relying upon and expect in the future to rely upon third parties, such as contract research organizations, or CROs, clinical data management organizations, biostatisticians, medical institutions (including reading centers) and clinical investigators, in conducting our preclinical testing and clinical trials for our product candidates. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.

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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we would not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and would not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In particular, we rely upon the practices of and the systems in place at these third parties in conducting these studies and for quality control, and any failure of such practices or systems to comply with our stated protocols or regulatory requirements could adversely affect the quality of the data generated by these studies. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.
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
Part of our strategy involves collaborative sponsored research to be performed by third-party research institutions. Although we seek to direct this research and advise on the design of these projects as well as critical development decisions, this research is being performed by individuals who are not our employees and the timeline and quality of the research efforts are outside of our direct control. Academic investigators and other researchers may have different priorities than we do as a biopharmaceutical drug development company. The sponsored research agreements we enter into for these programs generally provide that any inventions resulting from the research will be owned by the research institution performing the research, and that we have an option to negotiate for a license to develop and exploit any such inventions. Confidential information and new inventions derived from these research efforts may be disclosed through publications or other means prior to our third-party research collaborators being able to protect such intellectual property through the filing of patent applications. Our third-party research collaborators may not be able to obtain or maintain full ownership of inventions that are derived from the research or associated rights, which may limit their ability to provide us with a license to all relevant intellectual property on terms and conditions that are acceptable to us. Even if our collaborative research efforts yield promising results or new technological advances, they may not ultimately result in our being able to protect, develop or exploit the resulting intellectual property.
If we are not able to establish collaborations to advance our development programs, we may have to alter our development and commercialization plans.
The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses. In addition, the commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we are exploring seeking collaboration opportunities for the further development and potential commercialization of Zimura.
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. For a number of our product candidates, we are party to in-license agreements that limit who we can collaborate with or require the approval of our licensor for us to enter into a collaboration, and any future license agreements that we may enter into may have similar restrictions. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators.
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
If we enter into collaborations with third parties for the development or commercialization of our product candidates, any such collaborations will carry numerous risks. If any of our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
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
We depend on licenses and sublicenses for development and commercialization rights to Zimura, IC-100, IC-200 and our miniCEP290 program. These license arrangements, as well as the Inception 4 Merger Agreement, impose diligence obligations on us. We may enter into similar arrangements with respect to future product candidates or technologies. Termination of licenses or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.
We are party to a license agreement with Archemix on which we depend for rights to Zimura. We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with UMMS for our miniCEP290 program. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. Under the license agreements for our product candidates, we would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right. The Inception 4 Merger Agreement, pursuant to which we acquired our HtrA1 inhibitor program, also imposes specified diligence and milestone payment obligations on us. We may enter into acquisition or licensing agreements in the future that would impose similar obligations on us.
If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to Zimura, IC-100, IC-200, our miniCEP290 program, and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition. In the case of our limited diligence obligation under the Inception 4 Merger Agreement, a potential breach of our obligation to use commercially reasonable efforts to develop an HtrA1 inhibitor could lead to a lawsuit with the former equityholders of Inception 4 and result in potential liability to us of up to $5 million.
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
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain or do not maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.
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
Certain of our licensed patent rights for Zimura and IC-100 are method-of-treatment patents. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any of our other patents covering Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as Zimura, even if such use infringes any of our method-of-treatment patents.
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
Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time consuming. For some of our licensed patent rights, we may need the cooperation of our licensors to file such claims. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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
Third parties may assert infringement or other claims against us or our collaboration or commercialization partners based on existing or future intellectual property rights. We or they may not be aware of all such intellectual property rights potentially relating to our product candidates and their manufacture and uses. In addition, contract manufacturers may inadvertently incorporate intellectual property belonging to third parties into our products or the manufacturing processes for these products without our knowledge. There is a lag between the filing of a patent application, which generally establishes the priority date of a patent claim, and the publication of such patent application. During the period between filing of a patent application and publication of the application, we would not otherwise have a means of discovering the existence or extent of the claimed inventions contained in a filed but unpublished patent application. Patent applications are often drafted broadly, and the scope of patent claims that may ultimately issue may not be known until several years after a patent application is filed and published. We may make development or pipeline decisions based on our belief that our product candidates can be distinguished from patent claims contained in published patent applications or issued patents, that patent claims contained in published patent applications are unlikely to issue as drafted, or that claims contained in issued patents are invalid. These positions regarding third-party intellectual property may not ultimately be successful in litigation. Thus, we do not know with certainty that our product candidates, or our intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.
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
We may be subject to claims by third parties asserting that we or our employees or contractors have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
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
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, because we acquired rights to our product candidates from third parties, we must rely upon these third parties'

practices, and those of their predecessors, with regard to the assignment of intellectual property therein, including the intellectual property rights protecting the HtrA1 inhibitors we acquired in the Inception 4 acquisition transaction. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
In addition, we may decide not to pursue patent prosecution in certain major markets or jurisdictions. For example, we may decide that the costs of obtaining and maintaining patent protection in a certain jurisdiction may outweigh the commercial benefits of patent protection. If so, our competitors may enter into and commercialize identical or similar products in that jurisdiction and if we choose to commercialize our products in that jurisdiction, we may not be able to exclude our competitors in the same way as if we had chosen to pursue patent prosecution in that jurisdiction.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for some of our technology and products, we also rely upon trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our outside scientific collaborators, contract manufacturers, potential business development counterparties, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have executed such agreements with each party that may have or have had access to our trade secrets. Moreover, because we acquired our HtrA1 inhibitor program through the acquisition of Inception 4, we are relying upon Inception 4's, and its prior owner's, practices with regard to the protection of trade secrets and intellectual property rights for the period prior to our acquisition of Inception 4. Any party with whom we or they have executed a non-disclosure and confidentiality agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our proprietary information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems.
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
In the ordinary course of our business, we and our third-party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential information relating to our business and that of our clinical trial participants, business collaborators and employees. In particular, we rely on contract research organizations and other third parties to store and manage data generated from our preclinical research and development activities and information from our clinical trials. The secure maintenance of this sensitive information is critical to our business and reputation.
We have implemented a number of measures to protect our information technology systems. These measures include, among others, creation of a cyber-security governance team and standard operating procedures for responding to any cyber-security incidents, mandatory cyber-security training for our employees and consultants with access to our information technology systems and engagement of a third-party vendor to assess our informational technology systems and potential vulnerabilities.
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
For information stored with our third-party contractors, we rely upon, and the integrity and confidentiality of such information is dependent upon, the risk mitigation efforts such third-party contractors have in place. Cyber-attacks have become more prevalent and much harder to detect and defend against. Our and our third-party contractors’ respective network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. We might not anticipate or immediately detect such incidents and the damage caused by such incidents. System failures, data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. System failures or accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our research and development activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. Moreover, if a breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation could be damaged.
A data security breach could also lead to public or unauthorized exposure of personal information of our clinical trial participants, our employees or others. Cyber-attacks and the measures we implement to prevent, detect, and respond to them could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, expose us to contractual damages and/or regulatory liability, require us to make certain breach notifications, divert the attention of our management and key information technology resources, harm our reputation and deter patients, clinical investigators or other business collaborators from participating in our clinical trials or otherwise working with us. Any loss of preclinical data or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product development and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
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
For a further discussion of the requirements for regulatory approval of Zimura in GA, see the section in the Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Requirements for Regulatory Approval of Zimura in GA."
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
Additionally, in June 2016 the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. The process for withdrawal has been and remains uncertain and convoluted, with the United Kingdom currently scheduled to withdraw from the European Union on January 31, 2020, and currently, no effective withdrawal agreement has been concluded between the European Union and the United Kingdom. The United Kingdom will conduct a general parliamentary election on December 12, 2019, which will determine how, if at all, Brexit occurs. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business. It remains to be seen how, if at all, Brexit will actually occur and how, if at all, Brexit will impact regulatory requirements for the approval of pharmaceutical product candidates and the sale of pharmaceutical products in the United Kingdom and the European Union.
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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws, such as the GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA, which has lead to numerous legal challenges to the ACA and the Trump Administration's actions. Since January 2017, President Trump has signed at least two executive orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second executive order terminated the cost-sharing subsidies that reimburse insurers under the ACA, which has lead some states attorneys general and some insurers to sue the Trump Administration for such payments and a number of those lawsuits remain pending. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them, which the U.S. Supreme Court plans to review during its current term. In addition, in October 2018 CMS promulgated regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
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
The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. In May 2018, the Trump Administration announced a plan that would include several initiatives designed to lower drug prices and additional similar proposals from HHS and CMS have followed. In September 2019, members of both houses of Congress unveiled separate bills aimed at controlling drug pricing. At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing and to increase the transparency of drug pricing. Additionally, third party payors, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect additional measures addressing pharmaceutical pricing to be proposed and may be adopted in the future, which could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.
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
Risks Related to Employee Matters and Managing Our Operations
We are a development-stage company with a limited number of employees to oversee our research and development programs and general and administrative functions. We may experience difficulties in recruiting necessary personnel, especially in building our gene therapy capabilities, and in retaining key employees.
We are a development-stage company with a total of 34 full-time employees as of October 30, 2019. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, medical affairs, outsourced manufacturing and supply chain management, analytical development and quality assurance, as well as all of our general and administrative functions and public company infrastructure.
We remain highly dependent on David R. Guyer, M.D., our executive chairman, and Glenn P. Sblendorio, our chief executive officer and president, as well as the other principal members of our management, scientific and clinical teams. We do not maintain “key person” insurance for any of our executives or other employees. Although we have entered into letter agreements with our executive officers, each of them and our non-executive employees may terminate their employment with us at any time. As a result, key employees whom we expect to retain to assist with the growth of our business may choose not to remain employees. Additionally, because of our size, we have only a small number of employees supporting some of the key areas of our business and operations. If any of those employees were to leave our company, the loss of their services could seriously disrupt our ability to carry on our operations as planned and seriously harm our ability to successfully implement our business plan.
Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, including, in particular, personnel with gene therapy experience. If we choose to conduct additional internal development of Zimura, we expect we will need to hire additional clinical operations and other necessary personnel from this limited pool. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.
In addition to our employees, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, pipeline expansion and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Many consultants and advisors, especially those with gene therapy experience, are high demand and we may not be able to obtain or retain their services for any number of reasons, which could limit our ability to pursue our strategy.

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
For example, following our announcement of initial, top-line results from our OPH2007 Phase 2a clinical trial for Zimura in combination with the anti-VEGF agent Lucentis for the treatment of wet AMD, the closing price of our common stock declined from $2.22 on November 9, 2018 to $1.92 on November 14, 2018 and declined further in the eleven months thereafter. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. For example, we and certain of our current and former executive officers have been named as defendants in a purported class action lawsuit and a related shareholder derivative action following our announcement in December 2016 of the initial, top-line results from the first two of our Phase 3 Fovista trials for the treatment of wet AMD. See Part II, Item 1 of this Quarterly Report on Form 10-Q and in this "Risk Factors" section, “Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.
If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, we issued 5,174,727 shares of our common stock to the former equityholders of Inception 4 as upfront consideration for our acquisition of Inception 4. These shares were subject to lock-up restrictions, which expired at the end of April 2019 with respect to 50% of such shares and at the end of October 2019 with respect to the remaining 50% of such shares, following which such shares may be freely sold and traded pursuant to a registration statement on Form S-3 (File No. 333-229978) that was declared effective by the Securities and Exchange Commission on April 25, 2019. If the holders of these shares sell, or the market perceives that these holders will sell, the shares currently held by them, the price of our common stock may decline.
Moreover, we have filed, and expect to continue to file, registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans, including our recently adopted 2019 Inducement Stock Incentive Plan. Once registered on Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.
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
We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth of our business. In addition, the terms of any future debt agreements that we enter into may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 22, 2019, we issued to the University of Massachusetts 75,000 shares of our common stock, par value $0.001 per share, as upfront consideration for the exclusive license agreement for our miniCEP290 program. Based on and relying on certain representations made by the University of Massachusetts, we issued these shares pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. We did not sell any other unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.
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
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the Securities and Exchange Commission on September 9, 2013)

3.2
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2019)

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the Securities and Exchange Commission on September 9, 2013)

10.1	†	Exclusive License Agreement, by and between the University of Massachusetts and Registrant, dated July 22, 2019
10.2		Amendment No. 1 to Master Sponsored Research Agreement, by and between The Trustees of the University of Pennsylvania and Registrant, dated October 1, 2019
10.3		Amendment No. 1 to Master Sponsored Research Agreement, by and between The Trustees of the University of Pennsylvania and Registrant, dated October 1, 2019
10.4
2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.5
Form of Restricted Stock Unit Agreement under the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.6
Form of Nonstatutory Stock Option Agreement under the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine month periods ended September 30, 2019 and 2018, (iii) Consolidated Statements of Stockholders' Equity (unaudited) for the three and nine month periods ended September 30,

2019 and 2018, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2019 and 2018 and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: November 12, 2019	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)