Form 10-K
period 2019-12-31
IVERIC bio, Inc.
filed 2020-02-27
CIK 1410939

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36080
IVERIC bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8185347 (I.R.S. Employer Identification No.)

One Penn Plaza, 35th Floor New York, NY (Address of principal executive offices)	10119 (Zip Code)

(212) 845-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ISEE	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $51.6 million, based on the closing price of the registrant's common stock on June 28, 2019.
The number of shares outstanding of the registrant's class of common stock, as of February 24, 2020: 49,688,230
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant's 2020 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2019.

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

•
our expectations regarding the impact of results from our OPH2003 pivotal clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to dry age-related macular degeneration on our business strategy, including our plans to pursue further development of Zimura and/or seek potential collaboration or outlicensing opportunities;

•
the timing, costs, conduct and outcome of ISEE2008, our planned Phase 3 clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to dry age-related macular degeneration, and expectations regarding the potential for Zimura to receive regulatory approval for the treatment of geographic atrophy secondary to dry age-related macular degeneration based on the clinical trial results we have received to date and future results from the ISEE2008 clinical trial and any other trials we may conduct;

•
the potential advantages of our product candidates and other technologies that we are pursuing, including the advantages and limitations of inhibition of complement factor C5 and HtrA1, including our hypotheses regarding complement inhibition as a mechanism of action to treat geographic atrophy, and of gene therapy, including the use of minigenes;

•	our estimates regarding the number of patients affected by the diseases our product candidates and development programs are intended to treat;

•
the timing, costs, conduct and outcome of our ongoing and planned clinical trials, including statements regarding the timing of the initiation and completion of, and the receipt of results from, such clinical trials, the costs to conduct such clinical trials, and the impact of the results of such clinical trials on our business strategy;

•
the timing, costs, conduct and outcome of our ongoing and planned research and preclinical development activities, including statements regarding the timing of the initiation and completion of, and the receipt of results from, such activities, the costs to conduct such activities, and the impact of the results of such activities on our business strategy;

•
our ability to establish and maintain arrangements and capabilities for the manufacture of our therapeutics and gene therapy product candidates, including scale up and validation of the manufacturing process for Zimura;

•	our expectations related to our use of available cash;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;

•
our ability to consummate business development transactions, including potential collaboration or out-licensing opportunities for further development and potential commercialization of Zimura or in-license or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases;

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
USE OF TRADEMARKS
The trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks named in this Annual Report on Form 10-K after their first reference in this Annual Report on Form 10-K.

PART I
Item 1.    Business
Overview and Our Strategy
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
We believe that both therapeutics and gene therapy serve important roles in drug development and providing potential treatment options for patients suffering from retinal diseases. Our most advanced therapeutic product candidate is Zimura® (avacincaptad pegol), a complement C5 inhibitor. In October 2019, we announced initial, top-line data from a randomized, controlled clinical trial of Zimura in geographic atrophy, or GA, secondary to dry age-related macular degeneration, or AMD, which we refer to as the OPH2003 trial. The top-line data confirmed that Zimura met the prespecified primary endpoint in the trial in reducing the rate of GA growth in patients with dry AMD. The reduction in the mean rate of GA growth over 12 months using the square root transformation was 0.110 mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124 mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, indicating an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham for both dose groups. These data for both dose groups were statistically significant and we believe demonstrate a clinically relevant reduction in rate of GA growth. Based on our review of the safety data to date, Zimura was generally well tolerated over 12 months of administration in this clinical trial. Over this 12-month period, there were no investigator-reported ocular serious adverse events, no Zimura-related adverse events, no cases of Zimura-related intraocular inflammation, no cases of Zimura-related increased intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to Zimura. OPH2003 was designed to be a Phase 2b screening trial, with the potential to qualify as a pivotal trial depending on the magnitude and statistical significance of the potential benefit observed. We believe that the safety and efficacy results from the OPH2003 trial could potentially satisfy the U.S. Food and Drug Administration's, or FDA’s, requirements as one of the two pivotal clinical trials typically required for marketing approval of a pharmaceutical product. We are preparing for an international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial of Zimura in this indication, which we refer to as the ISEE2008 trial, with the goal of beginning patient enrollment during the first quarter of 2020.
We currently have two gene therapy product candidates in preclinical development and several collaborative gene therapy sponsored research programs ongoing. Subject to successful completion of preclinical development and manufacturing under current good manufacturing practices, or GMP, and regulatory review, we plan to initiate a Phase 1/2 clinical trial for IC-100, our lead gene therapy product candidate, during the fourth quarter of 2020.
We believe a number of factors provide us a competitive advantage in retinal drug development for therapeutics and gene therapies. These factors include:

•
Broad and deep portfolio of product candidates. We have built a broad and deep portfolio of therapeutic and gene therapy product candidates and programs that we believe are scientifically compelling, target diseases for which there are high unmet medical needs, and provide significant market opportunities. For our gene therapies, we are focused on using adeno-associated virus, or AAV, for gene delivery, which we believe holds tremendous promise for treating a number of IRDs for which there are no currently approved treatments.

•
Our clinical experience and growing capabilities. Our team has significant experience in the efficient execution of large-scale clinical trials for retinal diseases, and we intend to leverage that experience as we continue the clinical development of Zimura and prepare for the potential clinical development of our gene therapy product candidates. We are continuing to build our internal and external capabilities in various areas, such as preclinical research, manufacturing, analytical development, quality assurance and control, and regulatory affairs.

•
Collaborative relationships with clinical trial sites and leading academic institutions. We have deep relationships with global retina thought leaders and an extensive network of over 250 ophthalmic clinical trial sites worldwide with which we have worked. We have developed collaborative relationships with several leading academic institutions in gene therapy research, including the University of Massachusetts Medical School, or UMMS, the University of Pennsylvania, or Penn, and the University of Florida, or UF.

Our therapeutics portfolio consists of Zimura and our preclinical development program of High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitors. We are targeting the following diseases with Zimura:

•	GA, which is the advanced stage of AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and

•
autosomal recessive Stargardt disease, or STGD1, which is characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue of young adults, leading to loss of vision.

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

•	Leber congenital amaurosis type 10, or LCA10, which is characterized by severe bilateral loss of vision at or soon after birth;

•	autosomal recessive Stargardt disease; and

•	IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A, or Usher 2A, and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.

Research and Development Pipeline
We have summarized the current status of our ongoing research and development programs in the table below. We have given an IC number (IC-100 and IC-200) to our preclinical gene therapy product candidates. In the future, we intend to give an IC number to other product candidates that advance to preclinical development, whether from our collaborative gene therapy sponsored research programs or our HtrA1 inhibitor program or that we may otherwise in-license or acquire, in each case, once a lead product candidate is identified for a particular program.

Therapeutics
Indication
Research
Pre-clin.
Phase 1
Phase 2
Pivotal
Planned Milestones
GA secondary to Dry AMD
Zimura
• Positive topline data reported for first of two pivotal trials
• Initiating second pivotal trial and plan to begin enrolling in 1Q 2020
Stargardt Disease (STGD1)
Zimura
• Top-line data expected in 2H 2020
GA secondary to Dry AMD
HtrA1 Inhibitor
• Plan to file IND in 2021
Gene Therapy
Indication
Research
Pre-clin.
Phase 1
Phase 2
Pivotal
Planned Milestones
IC-100: RHO-adRP
AAV vector
• Plan to initiate Phase 1/2 in 4Q 2020
IC-200: Best1 Related Retinal Diseases
AAV vector
• Plan to initiate Phase 1/2 in 1H 2021
LCA10 miniCEP290
AAV “minigene” vector
• Plan to identify lead construct by mid-2020
STGD1 miniABCA4
AAV “minigene” vector
• Additional research results expected in 2H 2020*
Usher 2A miniUSH2A
AAV “minigene” vector
• Preliminary results expected in 2H 2020*

* We have an option to exclusively in-license intellectual property resulting from ongoing sponsored research.
Therapeutic Development Programs
Zimura Clinical Programs
Zimura, our C5 complement inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity.  We currently have two clinical trials for Zimura ongoing and are planning an additional, Phase 3 clinical trial for Zimura. The following is a brief description of these trials and their current status:

•
OPH2003 (GA secondary to dry AMD): an ongoing international, randomized, double masked, sham controlled, multi-center pivotal clinical trial evaluating the safety and efficacy of various doses of Zimura in patients with GA secondary to dry AMD. We enrolled a total of 286 patients in this trial. In October 2019, we announced initial, top-line data from this trial based on the first 12 months of this trial. This trial remains ongoing and, in accordance with the clinical trial protocol, patients will continue to be treated and followed through month 18. The primary purpose of the 18 month time point is to gather additional safety data. This trial is not designed to assess, and the prespecified statistical analysis plan for the trial does not include assessing, the statistical significance of the 18 month efficacy data for the treatment groups as compared to the corresponding sham control groups. Any analysis of the 18-month efficacy data will be descriptive only. We expect the month 18 data to be available by the end of the second quarter of 2020.

•
ISEE2008 (GA secondary to dry AMD): a planned international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura 2 mg in patients with GA secondary to dry AMD. The primary efficacy endpoint for this trial will be the same as the primary efficacy endpoint for the OPH2003 trial, and, if data from this trial are positive, we expect this trial to potentially qualify as a second, pivotal clinical trial that may provide data, together with the data from our other Zimura clinical trials, to support a marketing application for Zimura in GA. We plan to enroll approximately 400 patients in this trial, with the goal of beginning patient enrollment during the first quarter of 2020.

•
OPH2005 (STGD1): an ongoing, randomized, double masked, sham controlled, multi-center Phase 2b clinical trial, which we refer to as the OPH2005 trial, evaluating the safety and efficacy of Zimura for the treatment of STGD1. Similar to OPH2003, OPH2005 was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed, and which we believe could potentially serve as a pivotal clinical trial. We completed enrollment for this trial in February 2019 with a total of 95 patients enrolled. We expect that initial, top-line data from this clinical trial will be available during the second half of 2020.

HtrA1 Inhibitor Program
We are pursuing the preclinical development of our HtrA1 inhibitor program for the treatment of GA secondary to dry AMD and potentially other age-related retinal diseases. Our HtrA1 inhibitor program includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested. We have identified a lead compound from this program. We are pursuing process development and formulation development with the goal of developing a manufacturing process and a formulation for intravitreal administration of this lead compound in the eye. If we are successful in developing a manufacturing process for and formulating this lead compound, we plan to initiate investigational new drug, or IND, enabling activities for this product candidate. Based on current timelines and subject to successful completion of preclinical development and GMP manufacturing, we plan to file an IND for a product candidate from this program during 2021.
Gene Therapy Research and Development Programs
IC-100: Product Candidate for RHO-adRP
We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP, to which we acquired exclusive development and commercialization rights through a June 2018 license agreement with the University of Florida Research Foundation, or UFRF, and Penn. We and Penn are conducting preclinical studies of IC-100 and a natural history study of RHO-adRP patients. In parallel, we have engaged a gene therapy contract development and manufacturing organization, or CDMO, as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-100. We are conducting Phase 1/2 clinical manufacturing and other IND-enabling activities, including toxicology studies. Based on current timelines and subject to successful completion of preclinical development and GMP manufacturing and regulatory review, we plan to initiate a Phase 1/2 clinical trial for IC-100 during the fourth quarter of 2020.
IC-200: Product Candidate for BEST1-Related IRDs
We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs, including Best disease, to which we acquired exclusive development and commercialization rights through an April 2019 license agreement with Penn and UFRF. We and Penn are conducting preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs. In parallel, we have engaged a gene therapy CDMO as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-200. We are planning for Phase 1/2 clinical manufacturing and other IND-enabling activities. Based on current timelines and subject to successful completion of preclinical development and GMP manufacturing and regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-200 during the first half of 2021.
Minigene Programs
AAV vectors are generally limited as a delivery vehicle by the size of their genetic cargo, which is restricted to approximately 4,700 base pairs of genetic code. The use of minigenes seeks to deliver a smaller but still functional form of a larger gene packaged into a standard-size AAV delivery vector.  The goal of minigene therapy is to deliver a gene expressing a protein that, although different from the naturally occurring protein, is nonetheless functional for purposes of treating the associated disease.
We are funding several sponsored research programs at UMMS seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. The following is a summary of these minigene programs and their status:

•
miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research, which is ongoing, has yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS is continuing to optimize constructs with the goal of identifying a lead construct by the middle of 2020.

•
miniABCA4 (STGD1): This program, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS has generated and is evaluating several ABCA4 minigene constructs in both in vitro and in vivo experiments. We have received preliminary results and expect to receive additional results from the miniABCA4 program during the second half of 2020.

•
miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa. We initiated this sponsored research with UMMS in July 2019 and expect to receive preliminary results during the second half of 2020.

In addition to the license agreement for the miniCEP290 program, UMMS has granted us an option to obtain an exclusive license to any patents or patent applications that result from any of these sponsored research programs.
Business Development and Financing Activities
Since early 2017, we have been pursuing a business development strategy to evaluate available technologies to treat ophthalmic diseases, particularly those in the back of the eye, and to explore opportunities to obtain rights to additional products and product candidates employing these technologies. As we evaluated numerous potential opportunities, we have come to believe that gene therapy, in addition to therapeutics, is a promising treatment modality for retina diseases for which there are significant unmet medical needs. Our efforts have resulted in the expansion of our research and development pipeline, including in 2018 and 2019, the addition of several gene therapy product candidates and collaborative gene therapy sponsored research programs as well as our HtrA1 inhibitor program.
In December 2019, we completed an underwritten public offering in which we sold approximately 7,750,000 shares of our common stock, which includes shares purchased pursuant to the underwriters' option to purchase additional shares of our common stock, at a public offering price of $4.00 per share. We also sold to certain investors pre-funded warrants to purchase 3,750,000 shares of our common stock at a public offering price of $3.999 per share underlying each warrant. We raised approximately $42.6 million in net proceeds from this offering.
As we continue the development of our product candidates and programs and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We have been, and plan to continue, exploring options for the future development and potential commercialization of Zimura, including potential collaboration and out-licensing opportunities, including for indications for which we previously developed Zimura such as wet AMD and idiopathic polypoidal choroidal vasculopathy, or IPCV. In addition, we expect to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases. We could also consider business development opportunities that also offer us a financing opportunity. We will continue to pursue capital raising opportunities when they are available on terms that are favorable to us and if the opportunity advances our strategic goals.
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

Age Related Macular Degeneration

AMD is an age-related disease characterized by progressive degenerative abnormalities in the macula, a small area in the central portion of the retina responsible for central vision. AMD is characteristically a disease of the elderly and is the leading cause of visual loss in individuals over 50 years of age in developed countries. Based on a 2016 epidemiology paper published in Eye and Vision, we estimate that currently approximately 11 million individuals in the United States and 170 million individuals worldwide have a form of AMD. Because of increasing life expectancy in developed and developing countries, the elderly population is expected to grow significantly in coming decades. Projections based on U.S. Census Bureau data suggest that the number of Americans over the age of 65 will more than double to approximately 80 million by the middle of this century. In the absence of adequate prevention or treatment measures, the number of cases of AMD with visual loss is expected to grow in parallel with the aging population, leading to a major public health challenge with significant socioeconomic implications.

AMD, at its early stages, presents with abnormalities in the retinal pigment epithelium, or the RPE, and yellow-white deposits under the RPE known as drusen. The RPE is a layer of cells within the retina on which photoreceptors, the cells in the retina that are responsible for capturing light and converting it to electrochemical signals to the brain, are dependent for nutrients, waste disposal and other needs. As the disease progresses with age to the advanced stage, it generally progresses as either the non-neovascular or dry form of AMD or the neovascular or wet form of the disease. In the dry form of AMD, the eventual loss of photoreceptors, RPE cells and associated capillary blood vessels in the macula results in marked thinning and/or atrophy of retinal tissue. This advanced stage of dry AMD is called GA. In the wet form of AMD, abnormal new blood vessels originate beneath the retina, in a layer called the choroid, and invade into the overlying retinal layers, through a process called choroidal neovascularization, or CNV. The macula of patients diagnosed with the wet form of AMD, who are usually treated with currently approved standard of care anti-vascular endothelial growth factor, or anti-VEGF, therapies, can continue to atrophy resulting in GA, which suggests that in many AMD patients, regardless of whether they have the dry or the wet form, the final anatomic outcome leading to loss of vision is GA.

GA is a significant cause of bilateral, irreversible and severe loss of functional vision. GA has a major impact on the functional vision, quality of life, and independence of affected individuals. The median time for development of central GA from the time of diagnosis is two and a half years with the condition expected to develop in the fellow eye within approximately seven years. Based on a comprehensive epidemiology study published in 2004 in Archives of Ophthalmology, we estimate that there are currently approximately 1.5 million people in the United States with GA. Furthermore, based on a study published in 2015 in the American Journal of Ophthalmology, we estimate that approximately 159,000 people in the United States develop GA each year. Although anti-VEGF therapy is available for treatment of wet AMD, no FDA or European Medicines Agency, or EMA, approved treatment is currently available for GA.

The absence of treatment options for GA secondary to dry AMD represents an area of urgent unmet medical need and a major public health concern for the expanding elderly population.

Inherited Retinal Diseases
IRDs are a group of eye disorders caused by one or more inherited gene mutations that result in lack of functional proteins necessary for normal vision. Generally, IRDs are severe and progressive and will result in vision loss or blindness, either at birth or in early childhood, or gradually over time. IRDs are generally orphan diseases, meaning that these diseases affect fewer than 200,000 individuals in the United States. Partially due to their orphan nature, there are no approved treatment options available for most IRDs. Recently, gene therapies have emerged as potential therapies for monogenic IRDs, where a mutation to a single gene has been identified as the cause.
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
Stargardt Disease
Stargardt disease is an IRD that causes progressive damage to the macula and retina, leading to loss of vision in children and adolescents. The most common form of Stargardt disease is STGD1, the autosomal recessive form. STGD1 is caused by mutations in the ABCA4 gene, which is responsible for making a protein that helps to clear byproducts resulting from the visual cycle from inside photoreceptor cells in the eye.

Multiple sources, including the National Eye Institute and Genetics Home Reference, both of which are affiliated with the U.S. National Institutes of Health, or NIH, estimate the prevalence of Stargardt disease to be between 1 in 8,000 and 1 in 10,000, implying that in the United States and the EU5, which consists of France, Germany, Italy, Spain and the United Kingdom, the five major market countries for pharmaceutical treatments in Western Europe, on a combined basis there are currently a total of 62,000 to 77,000 affected persons. There are currently no therapies approved by the FDA or EMA to treat Stargardt disease. The FDA has recognized Stargardt disease as an orphan disease, with several treatments in development having received orphan drug designation from the FDA.

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

Rhodopsin is a biological pigment found in the rod photoreceptors that is extremely sensitive to light and thus is crucial for low light vision. There are more than 150 identified mutations in RHO, the gene that encodes for rhodopsin. The presence of a mutated RHO gene is linked to the occurrence of RHO-adRP.

Based on disease prevalence rates contained in a study published in the Archives of Ophthalmology in 2007, we estimate that in the United States and EU5 on a combined basis, there are a total of approximately 11,000 affected persons with RHO-adRP. There is currently no FDA or EMA approved therapy to treat RHO-adRP.

BEST1-Related IRDs

The BEST1 gene encodes for a multifunctional protein known as bestrophin-1, or BEST1, which regulates chemical transport and signaling in RPE cells and helps maintain homeostasis in the subretinal space, the space between the photoreceptors and the RPE. The most common BEST1-related IRD is Best disease, which is generally autosomal dominant and generally affects individuals in both eyes. In Best disease, the lack of functional BEST1 protein results in the formation of egg yolk-like lesions in the macula that, over time, progress to macular atrophy and permanent loss of vision. In addition, because there are over 200 known mutations in the BEST1 gene, there are other BEST1-related IRDs being studied, including autosomal recessive forms.

Based on disease prevalence rates contained in a study published in Ophthalmic Genetics in 2017, we estimate that in the United States and EU5 on a combined basis, there are a total of approximately 10,000 to 40,000 affected persons with BEST1-related IRDs, the substantial majority of whom we believe have the autosomal dominant form of Best disease. There are currently no FDA or EMA approved therapies to treat any BEST1-related IRD.

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

USH2A-Related IRDs

The USH2A gene encodes for a protein called usherin. Usherin is believed to be important in the development and maintenance of cells in the retina and the inner ear. There are two principal IRDs associated with mutations in the USH2A gene: Usher 2A and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa. Usher 2A is an autosomal recessive syndrome characterized by hearing loss from birth and progressive vision loss, due to RP, that begins in adolescence or adulthood. USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa is a genetic condition that manifests as vision loss without associated hearing loss.

Based on a study published in Experimental Eye Research in 2004, we estimate that in the United States and EU5 on a combined basis, there are a total of approximately 20,000 to 62,000 affected persons with USH2A-related IRDs. There are currently no FDA or EMA approved therapies to treat Usher 2A or USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.

Zimura
We are currently developing our product candidate Zimura, a C5 complement inhibitor, for the treatment of two ophthalmic conditions: GA secondary to dry AMD and STGD1. Zimura is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or an amino acid sequence. The specific three-dimensional structure of an aptamer, which results from its specific sequence, allows it to bind molecular targets with high selectivity and specificity. Zimura is a pegylated aptamer, which means that polyethylene glycol, or PEG, a common biochemical compound attached to drugs to increase their duration of action in the human body and to decrease immune response, is linked to the chemically-synthesized strand of RNA.
The Complement System and Its Potential Role in GA and STGD1

The complement system consists of a series of proteins that are involved in the defense of the body against infectious agents, or pathogens, and other foreign proteins. The complement system modulates a variety of immune and inflammatory responses to these pathogens and foreign proteins. Under normal circumstances, complement proteins, together with antibodies and white blood cells, act beneficially to protect the body by removing the pathogens and foreign proteins, along with other cellular debris. The complement system is generally tightly regulated, achieving the proper balance of activation and inhibition depending on the body’s requirements. Poorly regulated or aberrant activation of the complement system, without a balanced or proportional inhibition of complement proteins, may result in a variety of pathological conditions. For example, in a study published in Histology and Histopathology in 2012, researchers found that human retinal drusen deposits, which are the hallmark of dry AMD, contained components of complement proteins.

The complement system is generally activated via one of three biological pathways commonly referred to as the classical pathway, the alternative pathway and the lectin pathway. These pathways eventually converge with the generation of an enzyme known as C3 convertase. C3 convertase cleaves, or separates, a serum protein called C3, into C3a and C3b. C3b is an important element of the body’s immune system, as it binds to pathogens and makes them susceptible to destruction by white blood cells. C3b also cleaves complement protein C5. The cleavage of C5 results in the formation of the terminal complement fragments C5a and C5b. A study published in the Journal of Biological Chemistry in 2015 concluded that C5a primes RPE cells for inflammasome activation in the presence of waste products from the visual cycle. Inflammasomes are intracellular protein structures that lead to cell death. Other studies have shown the presence of inflammasomes inside the RPE cells of post-mortem eyes of patients with GA. Formation of C5b, in combination with serum proteins C6, C7, C8 and C9, leads to the generation of C5b-9, referred to as membrane attack complex, or MAC, which has been shown to cause cell death. In particular, various studies have shown that MAC, together with the presence of lipofuscin, a yellow-brown waste byproduct from the visual cycle that is commonly found in the RPE cells of AMD patients, interferes with the proper functioning of RPE cells, leading to their dysfunction and death.

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
In April 2017, Proceedings of the National Academy of Sciences, or PNAS, published a study reporting on the effects of complement system modulation in the RPE of a mouse model of Stargardt disease. The researchers injected recombinant AAV containing the coding sequence for CRRY, a protein that inhibits complement system activation, into albino ABCA4 mutant mice, which led to a two-fold reduction in the accumulation of bisretinoids and a 30% increase in the number of photoreceptor nuclei at one year. The study findings indicate that the inhibition of complement activation in the albino ABCA4 mutant mice leads to healthier RPE cells as compared to RPE cells of untreated mice. Researchers at Duke University published a 2013 paper in Investigative Ophthalmology & Visual Science, in which they found in an in vitro experiment that RPE cell damage resulting from the combination of complement system activation and visual cycle waste was more damaging than either component individually. When complement factor C5 was blocked, there was a significant improvement in RPE cell viability in vitro. Based on the data from these in vitro and in vivo experiments, we believe molecules involved in the inhibition or regulation of the complement system and MAC activation are prime targets for therapeutic intervention in STGD1.

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
Our Zimura Clinical Programs
We currently have two clinical trials for Zimura ongoing and are planning an additional, Phase 3 clinical trial for Zimura. The following is a brief description of these trials and their current status:

•
OPH2003 (GA secondary to dry AMD): an ongoing international, randomized, double masked, sham controlled, multi-center pivotal clinical trial evaluating the safety and efficacy of various doses of Zimura in patients with GA secondary to dry AMD. We enrolled a total of 286 patients in this trial. In October 2019, we announced initial, top-line data from this trial based on the first 12 months of this trial. This trial remains ongoing and, in accordance with the clinical trial protocol, patients will continue to be treated and followed through month 18. The primary purpose of the 18 month time point is to gather additional safety data. This trial is not designed to assess, and the prespecified statistical analysis plan for the trial does not include assessing, the statistical significance of the 18 month efficacy data for the treatment groups as compared to the corresponding sham control groups. Any analysis of the 18-month efficacy data will be descriptive only. We expect the month 18 data to be available by the end of the second quarter of 2020.

•
ISEE2008 (GA secondary to dry AMD): a planned international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura 2 mg in patients with GA secondary to dry AMD. The primary efficacy endpoint for this trial will be the same as the primary efficacy endpoint for the OPH2003 trial, and we expect this trial to potentially be a second, pivotal clinical trial that may provide data, together with the data from our other Zimura clinical trials, to support a marketing application for Zimura in GA. We plan to enroll approximately 400 patients in this trial, with the goal of beginning patient enrollment during the first quarter of 2020.

•
OPH2005 (STGD1): an ongoing, randomized, double masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1. Similar to OPH2003, OPH2005 was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed, and which we believe could potentially serve as a pivotal clinical trial. We completed enrollment for this trial in February 2019 with a total of 95 patients enrolled. We expect that initial, top-line data from this clinical trial will be available during the second half of 2020.

In addition to the above ongoing and planned Zimura clinical trials, we have completed four clinical trials of Zimura to date:

•	OPH2001: a Phase 1/2a clinical trial of Zimura monotherapy for the treatment of GA;

•	OPH2000: a Phase 1/2a clinical trial of Zimura administered in combination with Lucentis® for the treatment of wet AMD;

•	OPH2007: a Phase 2a clinical trial of Zimura administered in combination with Lucentis for the treatment of wet AMD; and

•	OPH2002: a very small Phase 2a clinical trial of Zimura in combination with anti-VEGF agents for the treatment of IPCV, in patients for whom anti-VEGF monotherapy had failed.

Over 160 patients have been treated with Zimura in these four completed trials, with treatment durations extending up to 48 weeks. All doses of Zimura administered in these trials were well-tolerated, with only a single adverse event, mild subcapsular cataract, assessed to be drug-related by participating investigators.

Although we are not currently pursuing further development of Zimura in wet AMD or IPCV, we may evaluate opportunities for further development of Zimura in these indications with a potential collaborator.

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

Zimura - Dry AMD Trials

OPH2003: Ongoing Clinical Trial Assessing the Safety and Efficacy of Various Doses of Zimura for GA Secondary to Dry AMD
In October 2019, we announced initial, top-line data from OPH2003, an international, randomized, double masked, sham controlled, multi-center clinical trial evaluating the safety and efficacy of various doses of Zimura in patients with GA secondary to dry AMD. The primary efficacy analysis was performed at the 12-month time point, and the data we announced in October 2019 was for the first 12 months of the trial. Pursuant to the clinical trial protocol, patients will continue to be treated and followed through month 18 in order to collect additional data regarding Zimura in GA. Throughout the duration of the trial, we have been masked regarding the treatment group to which each individual patient was randomized and expect to remain masked until the patient reaches month 18. The prespecified statistical analysis plan for the trial does not include assessing the statistical significance of the 18 month efficacy data for the treatment groups as compared to the corresponding sham control groups. Any analysis of the month 18 efficacy data will be descriptive only.
Trial Design and Enrollment
A total of 286 patients were enrolled across two parts of the trial.
Part 1. In Part 1 of the trial, 77 patients were randomized into one of three treatment groups in a 1:1:1 ratio as follows:

Cohort	Zimura 1 mg	Zimura 2 mg	Sham
Patients	26	25	26

In Part 1 of the trial, Zimura was administered by monthly intravitreal injections, while patients in the sham control group received monthly sham injections. In 2017, based on the announcement of positive data from a competitor studying a different complement inhibitor in a Phase 2 clinical trial in GA and following review of additional third-party clinical trial data and further statistical analysis, we modified the trial design to change the total number of patients to be enrolled, to change the primary efficacy endpoint from a vision endpoint to an anatomic endpoint, to shorten the time point for the primary efficacy analysis to month 12 and to include a Zimura 4 mg dose group. The patients who were enrolled in Part 1 remained in the trial following these modifications and we remained masked regarding the treatment group to which each patient was randomized.
Part 2. In Part 2 of the trial, we enrolled 209 additional patients, who were randomized into one of three treatment groups in a 1:2:2 ratio as follows:

Cohort	Zimura 2 mg	Zimura 4 mg	Sham
Patients	42	83	84
In Part 2 of the trial, patients in the Zimura 2 mg group received one intravitreal injection of Zimura 2 mg and one sham injection at each monthly visit; patients in the Zimura 4 mg group received two intravitreal injections of Zimura 2 mg at each monthly visit; and patients in the sham control group received two sham injections at each monthly visit. In its current formulation, doses of Zimura above 2 mg would require more than one intravitreal injection.
The primary efficacy endpoint was the mean rate of growth of GA over 12 months, while secondary efficacy endpoints evaluated mean changes in patients' visual acuity in different lighting conditions over the same period.
Key Inclusion and Exclusion Criteria
In order to determine eligibility to participate in the trial, the location and size of each patient’s GA was assessed using fundus autofluorescence, or FAF, images. FAF is a common imaging technique used by retina specialists for photographing and documenting the size of GA present in the back of the eye, or fundus. Autofluorescence refers to the natural emission of light by biological structures. In FAF images, areas of atrophy are characterized by lower autofluorescence. An independent masked reading center assessed FAF images throughout the trial, including at baseline to determine eligibility.
The fovea is the central portion of the macula where visual acuity is the highest. We sought to enroll patients whose GA was located, in whole or in part, within 1500 microns of the foveal center but that did not enter the foveal center. A disc area is the size of the area of the retina where a standard sized optic nerve emerges, which is generally accepted to be 2.5 mm2. We sought to enroll patients with a total GA area of between 1 and 7 disc areas (or 2.5 mm2 to 17.5 mm2) inclusive. If the GA was multifocal, meaning it was not continuous and had multiple locations, at least one focal lesion needed to measure at least 0.5 disc areas (or 1.25 mm2). Each patient's best corrected visual acuity, or BCVA, was also assessed using the Snellen equivalent scale, which equates the detail a patient can see at a distance of 20 feet with the detail an individual with 20/20 vision can see at a greater distance. For example, a patient with 20/50 vision sees at 20 feet what a person with 20/20 vision would see at 50 feet. To be eligible to participate in the trial, patients' BCVA in the study eye was initially required to be between 20/25 and 20/100 inclusive during Part 1 of the trial. As part of the modifications we made for Part 2 of the trial, we expanded the inclusion criteria to include patients whose BCVA in the study eye was between 20/25 and 20/320 inclusive. BCVA on the Snellen equivalent scale can be equated to a number of letters of vision on the Early Treatment of Diabetic Retinopathy Study, or ETDRS, chart. BCVAs of 20/25, 20/100 and 20/320 on the Snellen equivalent scale are equivalent to 80 ETDRS letters, 50 ETDRS letters and 25 ETDRS letters, respectively.
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
As part of the modifications for Part 2 of the trial, we amended the clinical trial protocol to provide that patients in any arm of the trial who developed CNV in the study eye would be removed from the trial and any future study treatments and assessments, since we did not believe that GA lesions for patients with CNV in the study eye could be reliably measured with FAF images.
Additionally, patients who had a prior history of intravitreal treatment for any indication in either eye were excluded, as well as patients with any ocular condition in the study eye that could affect central vision or otherwise confound assessments.

Baseline Characteristics
We collected baseline characteristics for all patients participating in the trial. GA area was measured based on the area of GA in square millimeters (mm2). Reported scientific literature indicates that the rate of GA growth may be dependent on the baseline lesion size, with larger GA lesions generally growing faster than smaller lesions, subject to an overall plateau effect as the GA grows to consume almost the entire macula. For this reason, patients were stratified in this trial based on their baseline lesion size. To further mitigate for the impact of baseline lesion size on the growth of GA, a square root transformation was performed. It is reported in the scientific literature and accepted in the field that using the square root of the lesion size for calculating the mean change in size over time mitigates for the impact of the baseline lesion size. We used the square root transformation of GA area, measured in millimeters (mm), to perform the assessment of the primary efficacy endpoint in the OPH2003 trial.
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
In addition to measuring the area of GA, we followed patients for changes in their vision (BCVA), as measured both at a standard light level, or luminance, and lower light level, or low luminance (LL BCVA), measured in each case by ETDRS letters. Testing for visual acuity serves as an important safety assessment to assure that the decrease in visual acuity in the Zimura treatment groups was not different from the sham control groups. Because we believe that BCVA is not the optimal assessment to evaluate the impact of GA on patients’ functional vision, we included vision in the prespecified statistical analysis as a secondary, and not as a primary, endpoint.
For patients within each treatment group, where a numerical measurement was collected, we calculated the mean and standard deviation, or SD, for each measurement. SD is a statistical measure of the variability of a particular measurement within a patient population. Generally, two-thirds of all patients fall within approximately one SD, plus or minus, of the mean for any particular measurement.
The baseline characteristics are presented below for each treatment group in each Part of the trial. These baseline characteristics include the ITT, or intent-to-treat, population, which includes all patients who were randomized in the trial and who received at least one dose of study drug in the relevant treatment group. Based on these data, we believe that the baseline characteristics were generally balanced across the treatment groups.

	Part 1			Part 2
Cohort	Zimura 1 mg (N = 26)	Zimura 2 mg (N = 25)	Sham (N = 26)	Zimura 2 mg (N = 42)	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)
Mean age, years (SD)	73.8 (8.0)	77.7 (9.6)	78.1 (8.4)	79.4 (10.7)	79.2 (8.3)	78.2 (9.0)
Female gender, number (%)	15 (57.7%)	18 (72.0%)	18 (69.2%)	27 (64.3%)	58 (69.9%)	61 (72.6%)
Active smokers, number (%)	6 (23.1%)	10 (40.0%)	7 (26.9%)	15 (35.7%)	26 (31.3%)	29 (34.5%)
Caucasian race, number (%)	25 (96.2%)	25 (100%)	25 (96.2%)	42 (100%)	82 (98.8%)	82 (97.6%)
Iris color:
Light	13 (50.0%)	16 (64.0%)	17 (65.4%)	29 (69.0%)	54 (65.1%)	57 (67.9%)
Medium	7 (26.9%)	6 (24.0%)	7 (26.9%)	9 (21.4%)	22 (26.5%)	21 (25.0%)
Dark	6 (23.1%)	3 (12.0%)	2 (7.7%)	4 (9.5%)	7 (8.4%)	6 (7.1%)
Mean intraocular pressure, mmHg (SD)	15.0 (1.9)	14.6 (2.6)	14.5 (2.8)	14.1 (2.4)	15.2 (2.5)	14.9 (2.5)
Non-subfoveal GA, number (%)	23 (88.5%)	20 (80.0%)	22 (84.6%)	42 (100%)	81 (97.6%)	82 (97.6%)
Mean GA area, mm2 (SD)	7.37 (4.32)	6.60 (3.35)	7.33 (3.73)	7.77 (4.01)	7.90 (4.18)	7.45 (3.89)
Mean Sq. Root of GA area, mm (SD)	2.591 (0.827)	2.471 (0.717)	2.623 (0.687)	2.705 (0.684)	2.715 (0.732)	2.636 (0.709)
Bilateral GA, number (%)	26 (100%)	25 (100%)	25 (96.2%)	42 (100%)	83 (100%)	83 (98.8%)
Mean BCVA, ETDRS letters (SD)	70.5 (8.0)	71.6 (7.5)	71.3 (7.5)	69.4 (11.3)	69.5 (9.8)	68.3 (11.0)
Mean LL BCVA, ETDRS letters (SD)	38.1 (22.7)	43.0 (19.7)	36.7 (21.2)	33.1 (21.3)	36.8 (20.9)	33.9 (18.8)
Patients with Hyperautofluorscence (%)	25 (96.2%)	25 (100%)	26 (100%)	41 (97.6%)	82 (98.8%)	83 (98.8%)
Height, cm (SD)	168.7 (12.0)	165.9 (8.6)	164.9 (12.1)	164.9 (11.0)	163.7 (10.6)	163.7 (9.3)
Weight, kg (SD)	81.9 (17.8)	75.6 (14.9)	74.7 (15.6)	80.8 (22.3)	76.2 (18.2)	78.4 (17.8)
12-Month Safety Data
    Based on our review of the safety data to date, Zimura was generally well tolerated after 12 months of administration. Over this 12-month time period, there were no investigator-reported ocular serious adverse events, no Zimura-related adverse events, no cases of Zimura-related intraocular inflammation, no cases of Zimura-related increased intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to Zimura in the trial. The numbers below are based on investigator-reported adverse events occurring up through the month 12 time point for all patients.

The number of patients with one or more serious, systemic, treatment emergent adverse events, or TEAEs, organized by MedDRA system organ class, a standard method of reporting adverse events, are set forth in the table below:
Patients with One or More Serious TEAEs in Any Organ Class

	Part 1			Part 2
	Zimura 1 mg (N = 26)	Zimura 2 mg (N = 25)	Sham (N = 26)	Zimura 2 mg (N = 42)	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)
Cardiac disorders	1 (3.8%)	0	0	0	2 (2.4%)	3 (3.6%)
Gastrointestinal disorders	1 (3.8%)	1 (4.0%)	1 (3.8%)	0	2 (2.4%)	6 (7.1%)
General disorders and administration site conditions	0	0	0	1 (2.4%)	0	0
Hepatobiliary disorders	0	1 (4.0%)	1 (3.8%)	0	1 (1.2%)	0
Infections and infestations	0	1 (4.0%)	0	1 (2.4%)	6 (7.2%)	2 (2.4%)
Injury, poisoning and procedural complications	0	1 (4.0%)	0	1 (2.4%)	3 (3.6%)	2 (2.4%)
Metabolism and nutrition disorders	0	0	1 (3.8%)	0	0	0
Musculoskeletal and connective tissue disorders	1 (3.8%)	0	0	0	0	2 (2.4%)
Benign, malignant and unspecified neoplasms (including cysts and polyps)	0	0	0	0	1 (1.2%)	2 (2.4%)
Nervous system disorders	1 (3.8%)	1 (4.0%)	1 (3.8%)	1 (2.4%)	3 (3.6%)	1 (1.2%)
Psychiatric disorders	0	0	1 (3.8%)	0	0	1 (1.2%)
Respiratory, thoracic and mediastinal disorders	0	1 (4.0%)	0	0	2 (2.4%)	3 (3.6%)
The number of patients with one or more systemic TEAEs, including serious systemic TEAEs, identified by the investigator as related to the study drug (Zimura or sham) are set forth in the table below:
Reported Systemic TEAEs Related to Zimura or Sham

	Part 1			Part 2
	Zimura 1 mg (N = 26)	Zimura 2 mg (N = 25)	Sham (N = 26)	Zimura 2 mg (N = 42)	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)
Subjects with at least one TEAE	0	0	0	0	0	0
The number of patients with one or more ocular TEAEs in the study eye are set forth in the table below:
Reported Ocular TEAEs in Study Eyes

	Part 1			Part 2
	Zimura 1 mg (N = 26)	Zimura 2 mg (N = 25)	Sham (N = 26)	Zimura 2 mg (N = 42)	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)
Eye disorders	12 (46.2%)	8 (32.0%)	4 (15.4%)	24 (57.1%)	50 (60.2%)	33 (39.3%)
Eye disorders related to injection procedure	3 (11.5%)	4 (16.0%)	2 (7.7%)	14 (33.3%)	36 (43.4%)	23 (27.4%)

All of the above TEAEs that were not related to the injection procedure were also not related to the study drug. The number of patients with one or more ocular TEAEs in the study eye, identified by the investigator as related to the study drug (Zimura or sham) is set forth in the table below:
Reported Ocular TEAEs in the Study Eye Related to Zimura or Sham

	Part 1			Part 2
	Zimura 1 mg (N = 26)	Zimura 2 mg (N = 25)	Sham (N = 26)	Zimura 2 mg (N = 42)	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)
Subjects with at least one TEAE	0	0	0	0	0	0

Incidence of CNV. During the first 12 months of this trial, the incidence of investigator reported CNV in the untreated fellow eyes was 10 patients (3.5%) and in the study eyes was 3 patients (2.7%) in the sham group, 1 patient (4.0%) in the Zimura 1 mg group, 6 patients (9.0%) in the Zimura 2 mg group, and 8 patients (9.6%) in the Zimura 4 mg group.
Statistical Analysis for Efficacy Measures
OPH2003 was designed as a Phase 2b screening trial based on the criteria described by Drs. Thomas Fleming and Barbara Richardson in their publication regarding clinical trial design in the context of microbicides for the prevention of HIV in the Journal of Infectious Disease in 2004. A screening trial uses the same primary efficacy endpoint as an anticipated Phase 3 clinical trial that would be used to support potential marketing approval. However, screening trials generally have a considerably smaller sample size than the anticipated Phase 3 clinical trial. Because it is particularly important to avoid false negative outcomes in a screening trial, screening trials may have higher false positive error rates than would typically be allowed in a Phase 3 trial.
A Phase 2b screening trial has three possible outcomes:

•
If the estimated effect size indicates low levels of benefit, the experimental intervention would be judged as not plausibly more efficacious than the sham control, and should be discarded in its current dosage in the indication evaluated;

•
If the estimated effect size is moderate but clinically relevant, with a relatively low likelihood of being achieved (for example, a probability of less than 10%) if there truly were no effect, the experimental intervention would be judged as plausibly more efficacious than the sham control and should be evaluated definitively in subsequent Phase 3 clinical trials; or

•
If the estimated effect size is clinically relevant and reaches the traditional threshold for statistical significance, as was the case in the OPH2003 trial for both the Zimura 2 mg and Zimura 4 mg dose groups as compared to the corresponding sham control groups, the trial could potentially serve as one of the two pivotal trials typically required for marketing approval.

A properly designed Phase 2b screening trial has a considerable likelihood of ruling out ineffective or harmful interventions, while providing encouraging (or even statistically significant) evidence of benefit that likely would require confirmation by one additional, independent Phase 3 trial.
For the primary and secondary efficacy analyses , we evaluated the ITT population in accordance with a prespecified statistical analysis plan.
The statistical evidence from the OPH2003 trial regarding the comparison of Zimura 2 mg to sham control is provided by data from both Part 1, with a 1:1 randomization ratio of patients receiving Zimura 2 mg (25 patients) and sham (26 patients), as well as data from Part 2, with a 1:2 randomization ratio of patients receiving Zimura 2 mg (42 patients) and sham (84 patients), for a total of 67 patients receiving Zimura 2 mg and 110 patients receiving sham. While we believe it is appropriate to use the aggregate data from Parts 1 and 2 in the analysis of the relative effects of Zimura 2 mg as compared to sham, it would not be appropriate to simply pool the data from patients in both Parts 1 and 2, in particular, because the randomization fraction differs across these two parts of the trial. However, based on the randomization procedures used in each part of the trial, for purposes of statistical comparisons, within Part 1 of the trial, the 25 patients receiving Zimura 2 mg should be comparable to the 26 patients receiving sham. Similarly, for purposes of statistical comparisons, within Part 2 of the trial, the 42 patients receiving Zimura 2 mg should be comparable to the 84 patients receiving sham. The efficacy of Zimura 2 mg was therefore evaluated through an analysis which included a regression factor by trial part. The statistical analysis for the Zimura 4 mg group as compared to sham compares data for patients from Part 2 of the trial only. Data from patients receiving Zimura 1 mg in Part 1 of the trial was not part of the prespecified statistical analysis for the efficacy endpoints.
The prespecified statistical analysis plan for the primary and secondary endpoints of this trial used the mixed-effects repeated measures model, or MRM, to compare data for the Zimura 2 mg and Zimura 4 mg groups to the corresponding sham groups. Repeated measures models are often used when the same outcome is measured at several time points for each patient. These models make use of all available data points to estimate the measurement of interest, the mean rate of change of GA growth, without making overly restrictive assumptions. In addition, these models are generally robust to missing data under the assumption that data are missing at random. During the course of a clinical trial, patients may withdraw from the clinical trial because their condition is asymptomatic, because patients believe that continued participation in the trial is not justified based on the time commitment or treatment burden, such as receiving monthly intravitreal injections, at the recommendation of the investigator or because the protocol requires it. Additionally, patients may not come to a scheduled visit at which key assessments are scheduled to be taken or patient data may not be evaluable because of poor image quality or data recording errors. Early withdrawal, missed visits and unevaluable data all result in data missing from the final data set for a clinical trial.

Although the protocol called for collection of FAF images of GA at baseline, at month 6 and at month 12, for patients who withdrew from the trial before month 12, the study protocol required the collection of an FAF image to provide a measurement of GA at the time of withdrawal, which was included in the primary analysis so long as it was taken within the month prior to either the month 6 or month 12 time point. Because the MRM model would only need measurements from at least two different time points for analysis purposes, one of which must be the baseline, we were able to include in the primary analysis all patients who had GA measurements at baseline and within the month prior to either month 6 or month 12, or both.
The following table sets forth for the data in the primary statistical analysis the number of patients for whom GA measurements were missing for purposes of performing this analysis. Patients whose GA measurements were missing at baseline, or at both month 6 and month 12, could not be included in the primary analysis. All other patients were included in the primary analysis.

Cohort	Zimura 2 mg (N = 67)	Sham 2 mg (N = 110)	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)
Missing GA measurement at BL, M6 and M12	0 (0%)	0 (0%)	0 (0%)	0 (0%)
Missing GA measurement at M6 and M12 only	8 (11.9%)	11 (10.0%)	17 (20.5%)	5 (6.0%)
Missing GA measurement at BL only	0 (0%)	0 (0%)	1 (1.2%)	0 (0%)
Total patients excluded from MRM analysis	8 (11.9%)	11 (10%)	18 (21.7%)	5 (6.0%)
Missing GA measurement at M6 only	1 (1.5%)	7 (6.4%)	3 (3.6%)	6 (7.1%)
Missing GA measurement at M12 only	10 (14.9%)	9 (8.1%)	11 (13.3%)	7 (8.3%)
No missing GA measurements(a)	48 (71.6%)	83 (75.5%)	51 (61.5%)	66 (78.6%)
Total patients included in MRM analysis	59 (88.0%)	99 (90.0%)	65 (78.3%)	79 (94.1%)
BL = Baseline; M6 = Month 6; M12 = Month 12
(a) = complete observations
In total, 53 (18.5%) patients withdrew from the trial during the first 12 months. Of the patients who withdrew during the first 12 months, 2 patients were from the Zimura 1 mg group (7.7% withdrawals), 12 patients were from the combined Zimura 2 mg group (17.9% withdrawals), 25 patients were from the Zimura 4 mg group (30.1% withdrawals) and 14 patients were from the combined sham group (12.7% withdrawals). GA measurements for patients who withdrew from the study prior to the 12 month time point may have been included in the MRM analysis, as detailed in the table above.
Sensitivity analyses. We performed several sensitivity analyses to assess the impact of missing data on the robustness of the OPH2003 trial results.  The analyses we performed were based on approaches that the FDA generally recommends sponsors of investigational products use to evaluate their clinical data. Based on these analyses, and accounting for the data missing from our data set because of patient withdrawals or for other reasons, the statistical analysis for the 12 month data from the OPH2003 trial appear to be robust. Descriptions of these sensitivity analyses and their outcomes are summarized below. For a description of the thresholds we used to determine statistical significance on the primary efficacy endpoint, see the paragraph below the tables below under "Primary Efficacy Endpoint Data."

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

A shift of at least 0.05 mm in terms of square root of GA growth was required to lose statistical significance for both the Zimura 2 mg and Zimura 4 mg groups. The difference between the Zimura treatment groups and the corresponding sham groups, in terms of mean change of square root of GA growth, was 0.11 mm for the Zimura 2 mg group and 0.12 mm for the Zimura 4 mg group, so a shift of 0.05 mm represents more than 40% of the observed treatment effect, which is large.

•	Arbitrary imputation approaches, in which missing data are replaced by:

◦	the mean value of the same treatment group, which seems a reasonable imputation approach since it replaces missing values by the mean of all observed values in the same treatment group;

◦
the mean value of the comparator treatment group, which is a very conservative approach. If there is a treatment effect, missing values in the sham control group are replaced by better values, on average, from the Zimura treatment group, while missing values in the Zimura treatment group are replaced by worse values, on average, from the sham control group;

◦	the mean value of both treatment groups, which is a conservative approach because it assumes no treatment effect for missing values; and

◦	the mean value of the sham control group, which is also a conservative approach because it draws only upon data from the sham control group, which by definition did not have any treatment benefit.
Statistical significance for the reduction in mean rate of GA growth for the Zimura 2 mg and Zimura 4 mg groups as compared to the corresponding sham groups was retained for all arbitrary imputation approaches.

•	A “pattern mixture model imputation” approach, which is a technically complex model and is especially useful when data are suspected to be missing “not at random”.
Statistical significance for the reduction in mean rate of GA growth for the Zimura 2 mg and Zimura 4 mg groups as compared to the corresponding sham groups was retained for the pattern mixture model imputation approach, which suggests again that the results of the analyses are robust to missing data, even if these data had been missing not at random.
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
Mean Rate of Change in GA Area from Baseline to Month 12
(MRM Analysis) (Square Root Transformation)

Cohort	Zimura 2 mg (N = 67)	Sham 2 mg (N = 110)	Difference	P-value	% Difference
Mean Change in GA(a) (mm)	0.292(b)	0.402(b)	0.110	0.0072(c)	27.38%

Cohort	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)	Difference	P-value	% Difference
Mean Change in GA(a) (mm)	0.321	0.444	0.124	0.0051(c)	27.81%

(a)	= based on the least squares mean from the MRM model.

(b)
= these least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

(c)	= reflects statistically significant p-value; Hochberg procedure was used for significance testing.

The analysis of the mean change in GA growth for Zimura 2 mg as compared to Sham 2 mg was adjusted for the fact that this dose of Zimura was tested in the two parts of the trial, which had different randomization ratios. The least squares mean changes in GA in Part 1 and Part 2 are shown separately in the following table:
Mean Rate of Change in GA Area from Baseline to Month 12
(MRM Analysis) (Square Root Transformation)

Cohort		Zimura 2 mg (N = 25)	Sham 2 mg (N = 26)	Difference
Part 1	Mean Change in GA(a) (mm)	0.329	0.42249	0.093

(a)	= based on the least squares mean from the MRM model

Cohort		Zimura 2 mg (N = 42)	Sham 2 mg (N = 84)	Difference
Part 2	Mean Change in GA(a) (mm)	0.308	0.42245	0.114

(a)	= based on the least squares means from the MRM model
When the data from the Zimura 2 mg comparisons from each Part of the trial are analyzed using the MRM model, which includes a regression factor by part, the mean difference in GA growth over 12 months between the Zimura 2 mg and sham control groups is 0.110 mm.
Statistical significance is established by performing statistical analysis on a data set to assess the degree to which an observed outcome is likely to be associated with variability in the studied patient population or chance as compared to the impact of the investigational product being studied. A higher degree of statistical significance is associated with a lower p-value. Typically, a two-sided p-value of 0.05 or less represents statistical significance when performing only a single prespecified primary analysis for a single primary endpoint. However, when multiple doses of a drug are tested, a more stringent statistical method that accounts for multiple comparisons must be applied. For this purpose, we used the Hochberg multiple comparison procedure to assess the statistical significance of the results observed in the OPH2003 trial. Under the Hochberg procedure, it is necessary to use a stricter standard for statistical significance (a two-sided p-value of 0.025 or less) for any particular dose. For OPH2003, the results for the primary efficacy endpoint observed for both the Zimura 2 mg and Zimura 4 mg groups, as compared to the corresponding sham group, achieved p-values of 0.0072 and 0.0051, respectively, both of which are less than 0.025, indicating that both results were statistically significant.
Secondary Efficacy Endpoints Data
The prespecified secondary endpoints in this trial were the mean change in BCVA from baseline to month 12 and the mean change in LL BCVA from baseline to month 12, both as measured by ETDRS letters. Testing for visual acuity serves as an important safety assessment to assure that the decrease in visual acuity in the Zimura treatment groups was not different from the sham control groups. Because we believe that BCVA is not the optimal assessment to evaluate the impact of GA on patients’ functional vision, we included vision in the prespecified statistical analysis as a secondary, and not as a primary, endpoint.
The OPH2003 trial was not designed to reliably assess differences in mean changes in BCVA or LL BCVA with statistical significance. Data for the secondary endpoints are summarized in the following tables:
Mean Change in BCVA from Baseline to Month 12
(MRM Analysis) (ETDRS letters)

Cohort	Zimura 2 mg (N = 67)	Sham 2 mg (N = 110)	Difference
Mean Change in BCVA(a)	-7.90(b)	-9.29(b)	1.39

Cohort	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)	Difference
Mean Change in BCVA(a)	-3.79	-3.51	-0.28

(a)	= based on the least squares mean from the MRM model

(b)
= these least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Mean Change in LL BCVA from Baseline to Month 12
(MRM Analysis) (ETDRS letters)

Cohort	Zimura 2 mg (N = 67)	Sham 2 mg (N = 110)	Difference
Mean Change in LL BCVA(a)	-1.03(b)	-1.41(b)	0.38

Cohort	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)	Difference
Mean Change in LL BCVA(a)	1.53	2.97	-1.44

(a)	= based on the least squares mean from the MRM model
(b) = these least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Zimura 1 mg 12-Month Efficacy Data
Efficacy data from patients receiving Zimura 1 mg was not part of the prespecified statistical analysis. The total number of patients randomized to the Zimura 1 mg group (26 patients) is relatively small, and the trial was not powered to reliably assess differences in outcomes for these patients as compared to patients in the sham control group in Part 1 (26 patients). However, we performed descriptive analyses on the 12 month data for patients in the Zimura 1 mg as compared to the patients in the sham control group in Part 1 of the trial to aid our assessment of whether a dose response relationship was present across treatment groups included in the clinical trial.
GA area data for the Zimura 1 mg group and the sham group from Part 1 of the trial are summarized in the following tables:
Summary of GA Area (mm) and Mean Percentage Change from Baseline to Month 12
(Square Root Transformation)

Cohort	Zimura 1 mg (N = 26)	Sham Part 1 (N = 26)
Mean Sq. Root of GA at BL, mm (SD)	2.591 (0.827)	2.623 (0.687)
Mean Sq. Root of GA at M12, mm (SD)	3.055 (0.604)	3.021 (0.722)
Difference	0.464	0.398
Mean % Change(a) (SD)	14.48% (8.2%)	16.49% (7.2%)
BL = Baseline; M12 = Month 12
(a) Mean % Change in GA area is an average of the percentage change in GA area observed for each patient.
Although the sample size for the Zimura 1 mg group is small, we believe the apparent reduction in mean percentage change in GA area from baseline to month 12 in the Zimura 1 mg group as compared to the sham control group in Part 1, when combined with the statistically significant results observed for the primary efficacy endpoint for the Zimura 2 mg and Zimura 4 mg groups as compared to their corresponding sham control groups, suggest a potential dose response relationship across treatment groups.
Anticipated 18-Month Data
In accordance with the clinical trial protocol, we will continue to treat and follow patients over 18 months to collect additional data for Zimura in GA. Once all patients reach the 18 month time point, we expect that we will receive unmasked individual patient data for all evaluations performed throughout the trial, and, for each treatment group, mean change in the GA lesion area over 18 months, based on the MRM model, and mean BCVA and mean LL BCVA at month 18. The primary purpose of the 18 month time point is to gather additional safety data. This trial is not designed to assess, and the prespecified statistical analysis plan for the trial does not include assessing, the statistical significance of the 18 month efficacy data for the treatment groups as compared to the corresponding sham control groups. Any analysis of the 18-month efficacy data will be descriptive only. We expect the month 18 data to be available by the end of the second quarter of 2020.
Requirements for Regulatory Approval of Zimura in GA
To obtain regulatory approval for Zimura for the treatment of GA secondary to dry AMD, we expect that we will need to obtain favorable results from a total of two independent, adequate and well-controlled pivotal clinical trials, demonstrating the safety and efficacy of Zimura in this indication. To establish efficacy, we believe it would be sufficient to demonstrate robust, statistically significant results showing a clinically relevant reduction in the rate of growth of GA over 12 months, based on measurements over three time points (baseline, month 6 and month 12) in two independent trials. We selected this measure as the primary endpoint for the OPH2003 trial based on prior formal interactions with the FDA, as well as our understanding of clinical trials for other investigational products in development for the treatment of GA. We designed the OPH2003 trial as a well-controlled screening trial such that, in the event that the prespecified primary efficacy endpoint results were statistically significant, the trial could potentially serve as one of the two pivotal clinical trials typically required for marketing approval. Based on the results we have received, the statistical analysis that we have performed and informal discussions we have had with the FDA, we believe that the safety and efficacy results from our OPH2003 trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. In the paragraphs that follow, we describe in detail the basis for our belief.
Requirements for Safety Data
Zimura has generally been well tolerated in our clinical trials to date. Over the 12-month time point for all patients in the OPH2003 trial, there were no investigator reported ocular serious adverse events, Zimura-related adverse events, cases of Zimura-related intraocular inflammation, cases of Zimura-related increased intraocular pressure, cases of endophthalmitis, or discontinuations attributed by investigators to Zimura in the trial. We believe the investigator reported CNV rate in the study eye for patients receiving Zimura as compared to sham and the untreated fellow eyes during the first 12 months of the trial is within an acceptable range when compared to published clinical trial data for another complement inhibitor currently in development for GA. The most frequently reported ocular adverse events in the OPH2003 trial were related to the injection procedure.
To demonstrate the safety of Zimura to a degree sufficient to support marketing approval, we believe that the FDA and EMA would require data from a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. Including patients randomized to the Zimura 4 mg group in the OPH2005 trial of Zimura for STDG1, we believe that we currently have 12-month safety data for approximately 140 patients who have received either monthly Zimura 2 mg or Zimura 4 mg for 12 months or more. Based on the safety profile of Zimura observed to date in these patients and the number of patients treated, we believe that the remaining minimum safety requirements could potentially be satisfied through a single additional, pivotal clinical trial providing for monthly administrations of Zimura 2 mg over 12 months, at which point the primary efficacy analysis would be performed, with treatment extending to 24 months for the overall safety analysis, with the potential for less frequent dosing after month 12.
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
Statistical Significance. In our OPH2003 trial, the reduction in the mean rate of GA growth over 12 months using the square root transformation was 0.110 mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124 mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, corresponding to an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham. These data for both dose groups were statistically significant. See above under “Primary Efficacy Endpoint Data” for a discussion of the procedures we used to confirm the statistical significance of these data.
Clinical Relevance. Clinical relevance refers to an assessment of how meaningful the observed outcome is or would be for patients. The FDA and other regulatory authorities consult with clinicians in the field of study to advise on the relevance of an observed outcome for patients. Although there are no FDA or EMA approved therapies for the treatment of GA secondary to dry AMD, we understand that based on recent FDA guidance on human gene therapy products for retinal disorders, the FDA considers best curve fit analyses, such as an MRM model, that demonstrates a statistically significant reduction in the rate of photoreceptor loss, as determined based on FAF images, in a manner that includes measurements at baseline, month 6 and month 12, to be clinically meaningful. Our MRM uses a straight line analysis, which we believe satisfies the FDA's requirement for a best curve fit analysis. We also believe that our anatomic endpoint, reduction in the mean rate of GA growth, is an endpoint that the FDA would consider as a clinically relevant indicator of a reduced rate of photoreceptor loss. Since established literature and clinical experience indicates that patients' functional vision is impacted by the growth of the GA over time, which ultimately leads to severe vision loss, we believe that reduction of GA growth would have a meaningful impact on the patients’ well-being and quality of life and therefore is clinically relevant.

To secure approval to market an investigational product, a sponsor must demonstrate to the applicable regulatory authority that the potential benefits to be conferred to patients outweigh the potential risks associated with a treatment.
Robustness. In addition to statistical significance and clinical relevance, data from pivotal clinical trials must be robust. The International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use defines robustness as a concept that refers to the sensitivity of the overall conclusions to various limitations of the data, assumptions, and analytic approaches to data analysis. OPH2003 is an international, randomized, double masked, sham controlled, multi-center clinical trial. The primary endpoint, the statistical analysis of which was prespecified, is an objective anatomic endpoint based on measurements performed by a masked independent reading center. The images are analyzed by two experienced image readers, with any discrepancy of greater than 10% arbitrated by the reading center director, who is a recognized expert in the field of GA. The patients, investigators, independent reading center and we as the sponsor each remain masked throughout the duration of the entire trial, which in the case of the OPH2003 trial, means each of us remains masked until after the 18-month time-point.
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
Although we seek to apply our enrollment criteria consistently, there may be instances where an investigator proposes a patient to participate in the trial and the reading center determines that, although a patient may not meet all criteria precisely, participation in the trial is warranted based on the overall GA pattern and size. For example, this can result in the enrollment of patients with baseline GA area slightly below 1 disc area, as was the case with one patient in each of the Zimura 4 mg group and the Part 2 sham control group (which is part of the comparison for both the Zimura 2 mg and Zimura 4 mg groups). These patients have been included in the ITT analysis for our primary efficacy endpoint. The FDA, EMA or other regulatory authorities may not agree with the inclusion of these patients in our statistical analysis, which could impact the robustness of our conclusions.
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
Based on the foregoing, assuming that Zimura’s safety profile remains consistent with findings observed to date and subject to regulatory review of the robustness of the OPH2003 trial results, we believe that one additional international, randomized, double masked, sham controlled, Phase 3 clinical trial is needed to demonstrate the safety and efficacy of Zimura in GA secondary to dry AMD in a manner sufficient to support an application for regulatory approval from the FDA and EMA in this indication. Our belief and understanding of the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to dry AMD in a manner sufficient to support an application for regulatory approval from the FDA and EMA is based on our review of initial, top-line data from the OPH2003 trial as well as informal discussions with the FDA. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA may change as 18-month clinical data from OPH2003 becomes available, and as new regulatory or third party information becomes available.
ISEE2008: Planned Phase 3 Clinical Trial Assessing Safety and Efficacy of Zimura 2 mg for GA Secondary to Dry AMD
We are in the startup phase for ISEE2008, an international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura 2 mg in patients with GA secondary to dry AMD. We plan to enroll approximately 400 patients, who will be randomized into two groups: a first group receiving monthly administrations of Zimura 2 mg for 12 months, and a second group receiving monthly administrations of sham. The prespecified primary endpoint will be the mean rate of change in GA growth over 12 months, as measured by FAF based on readings at three time points: baseline, month 6 and month 12. At 12 months, we plan to re-randomize patients in the Zimura 2 mg arm to receive either monthly or every other month administrations of Zimura 2 mg, and all patients receiving monthly administrations of sham will continue to receive monthly administrations of sham. The protocol provides that patients will be treated and followed for 24 months.
The key ophthalmic inclusion criteria for ISEE2008 include the following:

•	non-foveal GA secondary to dry AMD;

•	total GA area between 2.5 mm2 and 17.5 mm2, inclusive;

•	if GA is multifocal, at least one focal lesion should measure 1.25 mm2 or greater;

•	GA in part within 1500 microns from the foveal center; and

•	Snellen equivalent BVCA in the study eye between 20/25 and 20/320, inclusive.
As discussed above, when we initiated the OPH2003 study, we did not believe that reliable measurements of GA by FAF images for patients with CNV in the study eye could be performed. Therefore, in the clinical trial protocol for the OPH2003 trial, we indicated that patients in any arm of the trial who developed CNV in the study eye, as observed by the investigator, would be removed from the trial and any future study treatments and assessments. Based on third-party clinical data published since the OPH2003 trial commenced and discussions with our independent reading center, we believe that GA for patients developing CNV in the study eye who receive standard of care anti-VEGF treatment for the CNV, could potentially be assessed by FAF. Based on the foregoing, the protocol for ISEE2008 will provide that patients who develop CNV in the study eye will remain in the trial and continue to receive either Zimura 2 mg or sham, together with standard of care anti-VEGF treatment at the investigator's discretion. Measurements of these patients' GA will be included in the primary efficacy analysis if their FAF images can be reliably assessed by the masked reading center.
We believe that we have adequate drug supply available to begin this trial. We are in the process of engaging clinical trial sites and completing other trial initiation activities for ISEE2008, and intend to begin patient enrollment in this trial during the first quarter of 2020.
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

Zimura - STGD1 Trials

OPH2005: Ongoing Phase 2b Clinical Trial of Zimura for STGD1

We are currently conducting a randomized, double masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1. We completed patient enrollment for this clinical trial in February 2019 with a total of 95 patients enrolled. The patients were randomized in a 1:1 ratio as follows:

•
Zimura 2 mg, followed by Zimura 2mg 14 days later, monthly for three months during an induction phase; followed by Zimura 4 mg, administered as two injections of Zimura 2 mg on the same day, monthly for 15 additional months during a maintenance phase; and

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

We have not previously studied Zimura in STGD1 patients and thus do not have any clinical data regarding the effect of Zimura in STGD1. We had planned to enroll approximately 120 patients for this trial, which was the number of patients we believed could potentially be enrolled within a reasonable period of time. We decided, however, to cease patient enrollment during the first quarter of 2019 in light of the 18-month endpoint and our goal of providing initial top-line data from this trial during the second half of 2020. We completed patient enrollment in February 2019 with a total of 95 patients enrolled. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability of the planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Given the information above, this trial could be underpowered to demonstrate a potential clinical benefit for Zimura in this indication.

Similar to OPH2003, OPH2005 was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed. Depending on the results that are observed, OPH2005 may be a pivotal clinical trial for regulatory purposes.

This trial remains on track and we expect that initial, top-line data from this trial to be available during the second half of 2020.

Zimura - Wet AMD Trials

OPH2000: Completed Phase 1/2a Clinical Trial of Zimura for Wet AMD

In 2009, we completed a multicenter, uncontrolled, ascending dose and parallel group, open-label, first in human Phase 1/2a clinical trial to evaluate the safety and tolerability of multiple intravitreal injections of Zimura given in combination with multiple doses of Lucentis 0.5 mg in patients with wet AMD. We enrolled 60 patients in this trial, of which 58 were treatment-naïve patients, and two were treatment-experienced patients.

Patients were treated at one of five Zimura dose levels: 0.03 mg, 0.3 mg, 1 mg, 2 mg and 3 mg. Zimura was generally well tolerated in this trial when tested in combination with Lucentis. None of the patients experienced any dose limiting toxicities at any of the dose levels tested. We observed only a single adverse event assessed by the investigators to be related to Zimura, mild subcapsular cataract in one patient in the group treated with Zimura 2 mg. Despite this event, this patient's visual acuity improved during the study. Adverse events were primarily ocular adverse events in the study eye which were related to the injection procedure. One patient from the 0.3 mg Zimura treatment group withdrew from the trial as a result of a serious adverse event of bacteremia unrelated to study drug or injection procedure, which resulted in a subsequent fatality. Another patient from the 0.3 mg treatment group withdrew from the trial due to the investigator's decision. Systemic adverse events in this trial were not frequently reported. No systemic adverse events were assessed as drug related.

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

OPH2007: Completed Phase 2a Clinical Trial of Zimura for Treatment-Naïve Wet AMD Patients

In 2018, we completed a randomized, dose-ranging, open-label, multi-center Phase 2a clinical trial of Zimura in combination with Lucentis 0.5 mg to evaluate the safety of different dosing regimens of Zimura in combination with an anti-VEGF agent in treating wet AMD. We enrolled a total of 64 treatment-naïve patients for this trial. We assigned patients in this trial to one of four groups:

•
In Groups 1 and 2, consisting of ten patients in each group, patients received monthly combination therapy consisting of Lucentis 0.5 mg followed by, in Group 1, Zimura 4 mg two days later and in Group 2, Zimura 2 mg on the same day as the Lucentis treatment;

•	In Groups 3 and 4, consisting of 22 patients in each group, patients received dosages in two phases, consisting of:

◦	first, an induction phase from day one to the second month, during which the patients received Lucentis 0.5 mg followed by Zimura 2 mg on the same day, followed by Zimura 2 mg fourteen days later; and

◦
second, a maintenance phase from the third month to the fifth month, during which the patients received, in Group 3, Lucentis 0.5 mg followed by Zimura 2 mg on the same day and in Group 4, Zimura 2 mg followed two days later with Lucentis 0.5 mg and Zimura 2 mg.

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

We evaluated the mean change in BCVA at the six-month timepoint as compared to baseline. The data are summarized as follows:

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

HtrA1 Inhibitor Program

In October 2018, we acquired Inception 4, Inc., or Inception 4, a private biopharmaceutical company owned by funds controlled by Versant Ventures. We acquired Inception 4 through a merger with our subsidiary, Orion Ophthalmology LLC, or Orion. Through this acquisition, we obtained worldwide development and commercialization rights to certain HtrA1 inhibitors. We are currently developing this program for the treatment of GA secondary to dry AMD and may in the future evaluate HtrA1 inhibition as a potential treatment for other age-related retinal diseases, such as wet AMD or IPCV.

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
Our HtrA1 inhibitor program includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested in vitro and target engagement when tested in multiple animal models. We have identified a lead compound from this program. We are pursuing process development and formulation development with the goal of developing a manufacturing process and a formulation for intravitreal administration of this lead compound in the eye. If we are successful in developing a manufacturing process for and formulating this lead compound, we plan to initiate IND-enabling activities for this product candidate.
Based on current timelines and subject to successful completion of preclinical development and GMP manufacturing, we expect to file an IND for a product candidate from this program during 2021.
Gene Therapy Research and Development Programs
Since 2017, as we evaluated our strategic priorities and the market for orphan and age-related retinal diseases with unmet medical needs, as well as the available technologies in development to potentially address these needs, we have been particularly encouraged by the prospects for gene therapy as a potential treatment option for retinal diseases. Since 2018, we have in-licensed two gene therapy product candidates and established collaborative gene therapy sponsored research programs with three leading academic research institutions in the United States. These sponsored research programs are focused on generating data to support the preclinical development of our gene therapy product candidates and discovering and developing other novel gene therapy technologies to treat a number of orphan IRDs.
The Potential of Gene Therapies for Retinal Diseases
Gene therapy consists of delivering DNA encoding for a functional protein to a target tissue to facilitate protein synthesis using a recipient's existing cellular machinery. Gene therapy can be used to replace a non-functional protein produced innately by the subject as a result of a genetic mutation or as a means of producing and delivering a therapeutic protein that would not otherwise be produced within the body. Many IRDs are monogenic, meaning they are caused by mutations in a single gene, and therefore could potentially be addressed by a gene replacement approach. For genetic diseases where the mutant protein has toxic effect, we have been encouraged by the potential for a “knockdown” and “replace” approach in which gene therapy not only can introduce a wildtype version of the gene into the host body but also can suppress the expression of the mutant gene. Furthermore, because gene therapy may result in a lasting, or even permanent, addition to a host body's genetic code, gene therapy has potential for an extended treatment effect through a single administration. We therefore believe that gene therapy also holds promise as a potential treatment for age-related and other non-orphan retinal diseases, especially for diseases where patients might otherwise require chronic therapy over years, if not decades.

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
Gene Therapy Products and AAV Vectors
A gene therapy product typically includes the gene of interest, or transgene, together with a promoter sequence. The composition of the transgene may differ from that of the wildtype form of the gene—for example, the gene may be modified to increase the expression of the target protein. Promoters are DNA sequences that are linked to a gene and control the transcription of a gene into RNA in the host body's cells. There are cell-specific promoters, which tend to drive gene expression in particular cell or tissue types - for example, the RPE and photoreceptors. The choice of the specific promoter that is to be linked to a given transgene is an important consideration in constructing a gene therapy product.
The promoter-transgene combination is packaged together into a delivery vehicle to facilitate localization within the relevant tissue within the body. Gene therapies are typically delivered via viral vectors and among those, AAV has become the most common choice for gene therapy applications inside the eye. AAV is a small, non-pathogenic virus. To create the vector, the DNA encoding the AAV viral genes is removed, disarming the virus, and is replaced with the therapeutic gene sequence. In addition to AAV, other gene delivery vehicles include vectors derived from lentivirus and non-viral based vectors.
We are focused on AAV gene therapies, as AAV vectors have generally been found to transduce RPE, photoreceptors and other retinal cells at a high rate, and their safety profile in humans is relatively well-documented as compared to other delivery vehicles, such as lentiviral vectors. Gene editing approaches, such as CRISPR, in which the host DNA is modified, altered or removed via therapeutic intervention, are also emerging as a potential treatment options for genetic diseases. Unlike lentiviral vectors or gene editing approaches, with AAV gene therapy, the delivered genetic cargo does not incorporate into or alter the host cell's existing DNA and chromosomes, but rather remains separate in the host cell, where it can be transcribed by the host cell's existing machinery.
There are several naturally-occurring serotypes of AAV, including AAV2, AAV5, AAV8 and AAV9, as well as countless synthetic AAV serotypes. The AAV genome consists of two genetic sequences: a "Rep" gene that encodes for certain viral life-cycle proteins, and a "Cap" gene that encodes for proteins that form the viral capsid, which is the outer wall of the AAV. Recombinant AAV vectors can be created by combining the Rep sequence for one AAV serotype with the Cap sequence for another AAV serotype. For example, a recombinant AAV 2/5 vector is produced using the AAV2 Rep sequence and the AAV5 Cap sequence to package the transgene inside an AAV5 capsid. Because different capsid proteins have different transduction capabilities within different types of cells, the selection of the capsid serotype is an important consideration in constructing an AAV gene therapy product.
One of the primary limitations with AAV gene therapy is AAV's packaging capacity: an AAV vector can hold only up to approximately 4,700 base pairs of DNA, whereas the genes associated with a number of monogenic IRDs, such as the CEP290 gene associated with LCA10 and the ABCA4 gene associated with STGD1, exceed that size. A possible solution to the size limitation would be to develop a minigene form of transgene that would be small enough to fit within the packaging capacity of AAV, but large enough for the resulting protein to maintain its function. Another potential limitation for AAV and other viral vector gene therapies is the potential to trigger an immune response. Because many types of AAV are naturally occurring, gene therapy patients may have built up neutralizing antibodies to specific AAV serotypes prior to gene therapy administration, which may result in an inflammatory immune response and tissue damage. The safety profile of AAV, however, is well-documented, and furthermore, the relative isolation of the human eye and ocular immune system within the body may mitigate the potential immune response from the administration of AAV into the eye. Our current gene therapy programs, which are described in further detail below, use AAV vectors for delivery of the genetic cargo to cells within the retina.
IC-100: RHO-adRP Product Candidate
In June 2018, we entered into an exclusive global license agreement with UFRF and Penn for rights to develop and commercialize IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. There are over 150 known mutations in the RHO gene that can result in RHO-adRP. In individuals with RHO-adRP, the rhodopsin that is produced by the mutant gene is toxic. The construct for our RHO-adRP product candidate combines in a single AAV2/5 vector:

•
a transgene for a highly-efficient, novel short hairpin RNA, or shRNA, designed to target and "knockdown" expression of the subject's innate rhodopsin, regardless of the specific mutation a subject has, with

•	a transgene for a healthy rhodopsin protein that is resistant to the shRNA.
Our RHO-adRP construct was tested by investigators at Penn in a naturally occurring canine model of RHO-adRP, resulting in long term, i.e., over 8 months, anatomic and functional preservation of the photoreceptors, which was demonstrated with histology and electrophysiology. The investigators had initially tested a dual vector construct in which the shRNA and the healthy RHO transgenes were delivered by different AAV vectors. The investigators found, however, that the dual vector approach caused inflammation and other complications in the retina, leading the investigators to develop this single vector construct. The results from these experiments were published by scientists at Penn and UF in PNAS in August 2018 in a paper titled: "Mutation-independent Rhodopsin Gene Therapy by Knockdown and Replacement with a Single AAV Vector."
In addition to the exclusive license agreement, we also entered into a master sponsored research agreement with Penn, facilitated by the Penn Center for Innovation, or PCI, in June 2018, pursuant to which we, together with Penn, are conducting additional preclinical studies of IC-100 and a natural history study of RHO-adRP patients.
We have also engaged a CDMO for preclinical and Phase 1/2 clinical supply of IC-100. We are conducting Phase 1/2 clinical manufacturing and other IND-enabling activities, including toxicology studies. Based on current timelines and subject to successful completion of preclinical development and GMP manufacturing and regulatory review, we plan to initiate a Phase 1/2 clinical trial for IC-100 during the fourth quarter of 2020.
IC-200: Product Candidate for BEST1-Related IRDs
In April 2019, we entered into an exclusive global license agreement with Penn and UFRF for rights to develop and commercialize IC-200, our novel AAV gene therapy product candidate for the treatment of Best disease and other BEST1-related IRDs. We started developing this product candidate in late 2018 after we entered into an exclusive option agreement with Penn and UFRF for these rights, which we exercised in April 2019 through the license agreement. Investigators at Penn and UFRF tested IC-200 in a naturally occurring autosomal recessive canine model for Best disease, resulting in the reversal of subretinal lesions and micro-detachments associated with the canine disease. The results of this work were published in PNAS in February 2018 in a paper titled: "BEST1 gene therapy corrects a diffuse retina-wide microdetachment modulated by light exposure." We believe the results from these experiments in a naturally occurring canine disease model with distinct phenotypic similarities to human Best disease demonstrate the potential therapeutic benefit of IC-200 for BEST1-related IRDs.
In October 2018, we also entered into a master sponsored research agreement with Penn (which is separate from the master sponsored research agreement for IC-100), facilitated by PCI, pursuant to which we, together with Penn, are conducting additional preclinical studies of IC-200 as well as natural history studies of patients with autosomal dominant and autosomal recessive forms of BEST1-related IRDs.
We have engaged a CDMO as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-200. We are planning for Phase 1/2 clinical manufacturing and other IND-enabling activities. Based on current timelines and subject to successful completion of preclinical development and GMP manufacturing and regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-200 during the first half of 2021.
Minigene Programs
We are funding several sponsored research programs at UMMS seeking to use a minigene approach to develop new gene therapies for orphan IRDs. We refer to each of these programs by reference to the transgene for which we are seeking to create a minigene therapy. We receive research results from these programs as they become available. UMMS has granted us an option to obtain an exclusive license to any patents or patent applications that result from these programs. We exercised our option rights for the miniCEP290 program and in July 2019 entered into a license agreement with UMass for exclusive development and commercialization rights to patent rights and know-how for this program.
miniCEP290 Program for LCA10
Our miniCEP290 program is targeting LCA10, which is associated with mutations in the CEP290 gene. The naturally occurring CEP290 gene is approximately 8,000 base pairs. In a 2018 publication in Human Gene Therapy, researchers at UMMS presented their findings that injection of a CEP290 minigene into a newborn mouse model for LCA10 resulted in rescue of photoreceptor cells, as evidenced by both anatomical and functional measures. The goal of the sponsored research, which we initiated in February 2018, was to create and evaluate other CEP290 minigene constructs in the mouse model and optimize the effect observed in that publication.
We have been encouraged by the preliminary results of the sponsored research we have received to date. One of the new minigene constructs has shown five times longer duration of functional rescue of the photorecptors as compared to what was observed in the 2018 publication. UMMS is continuing to optimize constructs with the goal of identifying a lead construct by the middle of 2020.
miniABCA4 Program for STGD1
Our miniABCA4 program is targeting STGD1, which is associated with mutations in the ABCA4 gene. The size of the naturally occurring ABCA4 gene is approximately 7,000 base pairs. UMMS has generated and is evaluating several ABCA4 minigene constructs in both in vitro and in vivo experiments. We have received preliminary results and expect to receive additional results from the miniABCA4 program during the second half of 2020.
miniUSH2A Program for USH2A-Related IRDs
In July 2019, we entered into a sponsored research agreement with UMMS for our miniUSH2A program. The miniUSH2A program seeks to develop a mutation independent, minigene therapy for the vision loss associated with USH2A mutations, including vision loss associated with Usher 2A and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa. We expect to receive preliminary results from this program during the second half of 2020.
Manufacturing
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of Zimura, our HtrA1 inhibitors, IC-100, IC-200 or any other product candidate we may develop. Although we rely and intend to continue to rely upon third-party contract manufacturing organizations, or CMOs, to produce our products and product candidates, we have personnel with experience to manage the third-party CMOs that we have engaged or may engage to produce our product candidates. We do not have any long-term supply arrangements other than as described below.
Manufacturing of pharmaceutical and biological products is a process that generally involves procurement of starting materials, such as raw materials, chemical or biological synthesis in controlled environments, purification and post-production testing and analysis before the product can be released. Manufacturing processes can be complex and difficult to develop, especially for biological products such as gene therapies. Even when a manufacturing process is successfully developed, there are challenges associated with scaling up a manufacturing process to produce quantities sufficient for clinical trials or potential commercial sales and producing high-quality materials consistently using a clearly defined manufacturing process. The manufacture of pharmaceutical and biological products is subject to FDA review and oversight. Having a well-defined process that can be validated is crucial to obtaining FDA approval of any product candidate we may bring forward.
Zimura Manufacturing
The process for manufacturing Zimura consists of chemical synthesis, pegylation, purification and finally freeze drying to form a powder, which is the active pharmaceutical ingredient, or API. Each of these steps involves a relatively common chemical engineering process. In a separate process that follows the freeze drying, the Zimura API is dissolved in a liquid solution that includes certain chemical buffers and then is aseptically filled into vials from which the intravitreal injection solution is drawn. This process of rendering the API into a liquid solution and placing it into vials is referred to as fill/finish services.
In early 2017, we completed the small scale manufacture of multiple batches of Zimura API that we plan to use to support clinical drug supply for the ISEE2008 trial. We are in the process of recommencing manufacturing activities with our contract manufacturer, with the goal of scaling up and validating the manufacturing process to support the potential commercialization of Zimura. We will need to demonstrate that Zimura API produced through the scaled-up process is analytically comparable to the Zimura we are currently using before API manufactured through the scaled-up process can be used for commercial drug supply. We also plan to make a change to the vial used for the finished Zimura drug product during the course of the ISEE2008 trial in order to support a more efficient fill/finish operation at a commercial scale. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to support potential commercial operations.
We currently rely upon a single third-party manufacturer, Agilent Technologies, Inc., or Agilent, to supply us with API for Zimura and a different, single third-party manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, to provide fill/finish services for Zimura. We currently obtain Zimura API from Agilent on a purchase order basis. We plan to enter into a long-term supply agreement with Agilent for the API for Zimura. We have entered into a clinical and commercial services agreement with Ajinomoto for fill/finish services for Zimura. This agreement is summarized below. We obtain the PEG reagent used to make Zimura API from a single third-party manufacturer on a purchase order basis. We also plan to enter into a long-

term supply agreement with this manufacturer for the PEG reagent. This manufacturer may need to scale up its purification process in order to support supply of PEG at a commercial scale.
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
We may cancel any purchase order under the Fill/Finish Services Agreement at any time, subject to the payment of specified cancellation fees. We may terminate the Fill/Finish Services Agreement, without cause, upon six months’ prior notice to Ajinomoto. Each party also has the right to terminate the Fill/Finish Services Agreement for other customary reasons such as material breach by the other party.
The Fill/Finish Services Agreement contains provisions relating to compliance by Ajinomoto with current Good Manufacturing Practices, cooperation by Ajinomoto in connection with marketing applications for our product candidates, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.
Gene Therapy Manufacturing
The manufacture of AAV gene therapies requires the use of high quality reagents and substrates as starting materials, such as plasmids and cells.  Plasmids are circular double-stranded DNA sequences that exist separate and apart from a cell's chromosomes and which can be engineered to encode for a specific promoter-transgene combination or a specific AAV Rep-Cap combination.  Cell lines and banks are comprehensively tested, including for lack of microbial contamination, to ensure the safety and quality of the final, produced AAV vector.  The plasmids and cell lines are generally sourced from a limited number of qualified suppliers.
The process for producing AAV vectors typically consists of plasmid transfection of an appropriate cell line. In this step, specifically-designed plasmids are inserted into living cells, where the AAV Rep-Cap genes are expressed using the cell's existing machinery. Empty virus capsids are then synthesized and packaged together with the promoter-transgene combination sequence. The subsequent purification process is comprised of steps that are designed to remove process and product-related impurities present in the harvested material, including removal of empty virus capsids from AAV vectors containing the promoter-transgene combination sequence.  Each of these closely monitored purification steps involves a relatively common biochemical engineering process.  After formulation, the resulting purified AAV vector material is considered the drug substance for AAV gene therapies.  The AAV drug substance is then fill/finished into vials, which results in the finished drug product and from which the injection solution is drawn.

                We have engaged a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. We obtain the plasmids that are used for IC-100 and IC-200 from a single third-party supplier on a purchase order basis.

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
Competition
The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, as well as generic and biosimilar companies, worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approaches, and others are based on entirely different approaches. We also will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. In particular, many companies are pursuing gene therapy approaches for orphan and age-related retinal diseases.
Based on publicly available information, we are aware of the following research and development programs that may be competitive with programs we are pursuing. Other competitive programs may exist of which we are not aware.
Competitive considerations for dry AMD and GA:

•
There are a number of products in preclinical and clinical development by third parties to treat dry AMD or GA secondary to dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Apellis Pharmaceuticals, Inc., or Apellis, Roche AG, Novartis AG and MorphoSys AG, Hemera Biosciences, Inc., Gemini Therapeutics, Inc., NGM Biopharmaceuticals Inc., Gyroscope Therapeutics, Achillion Pharmaceuticals, Inc., and Biogen Inc. each have complement inhibitors in development for dry AMD, including, in the cases of Hemera Biosciences and Gyroscope Therapeutics, complement inhibitor gene therapies. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3. As recently as January 2020, Apellis confirmed its expectation that it would finish patient enrollment in its Phase 3 program during the early part of 2020 with the goal of enrolling approximately 1,200 patients, which would enable a primary 12-month efficacy analysis as early as the middle of 2021. If Apellis's Phase 3 program for its C3 complement inhibitor product candidate is successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect marketing approval for Zimura in GA or a product candidate from our HtrA1 inhibitor program in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., EyePoint Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc. and Stealth BioTherapeutics Corp, working in collaboration with Alexion Pharmaceuticals, Inc., are pursuing development programs for the treatment of dry AMD or GA using different mechanisms of action outside of the complement system.

Competitive considerations for Stargardt disease:

•
There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. We are aware that Sanofi, Acucela Inc., Alkeus Pharmaceuticals, Inc., Lin BioScience, Inc., Nightstar Therapeutics plc (prior to its acquisition by Biogen Inc.), ProQR Therapeutics N.V., Spark Therapeutics and Generation Bio Co. each have research or development programs in Stargardt disease. Three of these programs, Acucela, Alkeus and Lin BioScience, are exploring the use of oral therapeutics, while Sanofi, with technology provided by Oxford BioMedica plc, Nightstar and Spark are each using a gene therapy approach and ProQR is using an RNA based approach. Acucela’s product candidate is in Phase 3 development while Alkeus’s and Sanofi’s product candidates are each in Phase 2 development. Spark's program is in the research phase. In addition, several academic organizations have early stage programs in Stargardt disease.

Competitive considerations for RHO-adRP:

•
We are aware that ProQR Therapeutics N.V. is developing an RNA-based therapeutic for RHO-adRP, for which it has filed an IND and plans to enroll patients this year. We are also aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP. In addition, prior to its acquisition by Biogen Inc., Nightstar Therapeutics plc had a preclinical AAV gene therapy program in RHO-adRP. Sanofi is also exploring a potential program in this disease.

Competitive considerations for BEST1-related IRDs:

•	We are aware that, prior to its acquisition by Biogen, Nightstar Therapeutics plc had a preclinical AAV gene therapy program for one or more BEST1-related IRDs.
Competitive considerations for LCA10:

•
We are aware that Editas Medicine, Inc. (in partnership with Allergan plc) has a gene editing program for LCA10, an IND for which was submitted in late 2018, ProQR Therapeutics N.V. is developing an RNA-based therapeutic for LCA10 that is currently in late-stage clinical development, Generation Bio Co. has a preclinical program that utilizes ceDNA technology to target LCA10 and Oxford Biomedica plc is developing a lentiviral gene therapy program for LCA10 that is in preclinical development. In addition, several academic institutions have preclinical programs in LCA10.

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

•
patents covering Zimura's composition-of-matter, which have issued in the United States, the countries covered by the European Patent Organisation, which we refer to as the EPO Countries, Japan and certain other jurisdictions, and which are expected to expire in Japan in 2026 and elsewhere in 2025; and patent applications covering Zimura's composition-of-matter, which are pending in certain other jurisdictions, and which, if granted, are expected to expire in 2025; and

•
patents covering the treatment of certain complement mediated disorders with Zimura, Zimura for use in a method of treating certain complement mediated disorders or a composition comprising Zimura for treating certain complement mediated disorders, which have issued in the United States, the EPO Countries, Japan and certain other jurisdictions, and which are expected to expire in the United States and Japan in 2026 and elsewhere in 2025; and

•	patent applications owned by IVERIC bio, Inc.:

•
patent applications covering formulations, methods of use for treating GA, Stargardt disease and other conditions, and other proprietary technology relating to Zimura, which are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, and which, if granted, are expected to expire in 2034; and

•	patent applications owned by our Orion subsidiary:

•
three families of composition-of-matter and method-of-treatment patent applications covering the lead and backup compounds in our HtrA1 inhibitor program, which are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, and which, if granted, are expected to expire in 2037; and

•	patent applications in-licensed from UFRF and Penn:

•
two families of composition-of-matter and method-of-treatment patent applications relating to the proprietary RHO-adRP AAV technology of UFRF and Penn, which are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, and which, if granted, are expected to expire in 2037 or 2039.

•	patent applications in-licensed from UMass:

•
two families of composition-of-matter and method-of-treatment patent applications relating to certain proprietary minigene technology for the treatment of diseases associated with mutations in the CEP290 gene, which are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, and which, if granted, are expected to expire in 2038 or 2040.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent or patent application claims patentably indistinct subject matter as another commonly owned patent or patent application having an earlier expiration date and the patentee terminally disclaims the portion of the term beyond such earlier expiration date. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time a drug is undergoing clinical development or under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.
Similar provisions are available in the EPO Countries and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us. See "—Government Regulation and Product Approvals" below for a description of market exclusivity mechanisms that may be available to us.
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

In the future, we may enter into additional acquisition or license agreements, particularly if we choose to acquire or in-license additional product candidates or other technologies and further expand our product pipeline. We expect that any future acquisition or license agreements would impose similar obligations on us. In the future, we may also enter into agreements to out-license intellectual property to our collaboration and research partners to assist in the development and, if approved, commercialization of our product candidates. For example, we may out-license certain rights to Zimura if we believe the arrangement could assist us in the development or potential commercialization of Zimura and would otherwise help us pursue our business plan and strategic goals.

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

Financial Terms

In connection with the C5 License Agreement, as amended, we paid Archemix an upfront licensing fee of $1.0 million and issued to Archemix an aggregate of 2,000,000 shares of our series A-1 preferred stock and 500,000 shares of our series B-1 preferred stock. We have paid Archemix an aggregate of $2.0 million in fees based on our achievement of specified clinical milestone events under the C5 License Agreement. This amount does not include the milestone payment obligation of $1.0 million triggered by the positive, initial top-line data from the OPH2003 trial.

Under the C5 License Agreement, for each anti-C5 aptamer product that we may develop under the agreement, including Zimura, we are obligated to make additional payments to Archemix of up to an aggregate of $56.5 million if we achieve specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, we are also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if we achieve specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under the C5 License Agreement. We are not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.

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
Other Terms and Conditions
The Inception 4 Merger Agreement contains customary representations, warranties and covenants for both Inception 4 and our company as the purchaser. The representations and warranties generally survived until the first anniversary of the closing date, with certain specified representations and warranties surviving to 30 months after the closing date and other specified representations and warranties surviving to the expiration of the applicable statute of limitations. The Inception 4 Merger Agreement also contains customary indemnification provisions whereby the former equityholders of Inception 4 will indemnify us and certain affiliated parties for any losses arising out of breaches of the representations, warranties and covenants of Inception 4 under the Inception 4 Merger Agreement; pre-closing tax matters; appraisal claims of former Inception 4 stockholders; any pre-closing indebtedness or expenses not previously adjusted for at the closing; fraud with respect to representations and warranties of Inception 4; and certain other matters.
License Agreement with UFRF and Penn for IC-100
In June 2018, we entered into an exclusive global license agreement with UFRF and Penn, which we refer to as the RHO-adRP License Agreement. Under the RHO-adRP License Agreement, UFRF and Penn granted us a worldwide, exclusive license under specified patent rights and a worldwide, non-exclusive license under specified know-how, including specified preclinical data, to manufacture, develop and commercialize certain AAV gene therapy products for the treatment of rhodopsin-mediated diseases. The rights granted under the RHO-adRP License Agreement included certain patent rights covering IC-100, our novel AAV gene therapy product candidate intended to treat RHO-adRP.
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

License Agreement with Penn and UFRF for IC-200

In April 2019, we entered into an exclusive global license agreement, which we refer to as the BEST1 License Agreement, with Penn and UFRF. We entered into the BEST1 License Agreement by exercising our exclusive option rights under an option agreement, or the Best1 Option Agreement, that we previously entered into with Penn and UFRF in October 2018. Under the BEST1 License Agreement, Penn and UFRF granted us a worldwide, exclusive license under specified patent rights and specified know-how and a worldwide, non-exclusive license under other specified know-how to research, develop, manufacture and commercialize certain AAV gene therapy products, including IC-200, for the treatment of Best disease and other BEST1-related IRDs.

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

We may grant sublicenses of the licensed patent rights and know-how, without the consent of Penn or UFRF, to certain affiliates and to biopharmaceutical companies that have a minimum market capitalization at the time such sublicense is granted, and may otherwise grant sublicenses to the licensed patent rights and know-how with the consent of Penn and UFRF, not to be unreasonably withheld.

Financial Terms

In May 2019, we paid Penn, for the benefit of Penn and UFRF, a $0.2 million upfront license issuance fee, which was recorded as a research and development expense, and we paid UFRF accrued patent prosecution expenses of approximately $18 thousand, which was recorded as a general and administrative expense. We have also agreed to pay Penn, for the benefit of Penn and UFRF, an annual license maintenance fee in the low double-digit thousands of dollars, which fee will be payable on an annual basis until the first commercial sale of a licensed product. In addition, we have agreed to pay Penn, for the benefit of Penn and UFRF, a one-time patent grant fee in the low triple-digit thousands of dollars, upon the issuance of a U.S. patent that claims inventions disclosed in the licensed patent rights or know-how or inventions generated under certain related sponsored research agreements with Penn or UFRF, and that is exclusively licensed to us. Furthermore, we have agreed to reimburse Penn and UFRF for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.

We have further agreed to pay Penn, for the benefit of Penn and UFRF, up to an aggregate of $15.7 million if we achieve specified clinical, marketing approval and reimbursement approval milestones with respect to one licensed product, and up to an aggregate of an additional $3.1 million if we achieve these same milestones with respect to a different licensed product. In addition, we have agreed to pay Penn, for the benefit of Penn and UFRF, up to an aggregate of $48.0 million if we achieve specified commercial sales milestones with respect to one licensed product, and up to an aggregate of an additional $9.6 million if we achieve these same milestones with respect to a different licensed product.

We are also obligated to pay Penn, for the benefit of Penn and UFRF, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by us with respect to such licensed product in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to research, develop, manufacture and commercialize the licensed product in such country. Our obligation to pay royalties under the BEST1 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:

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

If we or any of our affiliates sublicense any of the licensed patent rights to a third party, we will be obligated to pay Penn, for the benefit of Penn and UFRF, a high single-digit to a mid ten's percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the sublicensed product at the time we or the applicable affiliate enters into the sublicense.

If we receive a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and we subsequently use such priority review voucher in connection with a different product candidate outside the scope of the BEST1 License Agreement, we will be obligated to pay Penn, for the benefit of Penn and UFRF, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if we sell such a priority review voucher to a third party, we will be obligated to pay Penn, for the benefit of Penn and UFRF, a high single-digit percentage of any consideration received from such third party in connection with such sale.

Term and Termination

The BEST1 License Agreement, unless earlier terminated by us or Penn or UFRF, will expire upon the expiration of our obligation to pay royalties to Penn, for the benefit of Penn and UFRF, on net sales of licensed products. Before the effectiveness of an IND for a licensed product, we may terminate the BEST1 License Agreement with respect to such licensed product or in its entirety, at any time for any reason upon prior written notice to Penn and UFRF. Following the effectiveness of an IND for a licensed product, we may terminate the BEST1 License Agreement with respect to such licensed product by providing Penn prior written notice and a certification that we are ceasing all use, research and development and commercialization of such licensed product, subject to certain limited exceptions. We may also terminate the BEST1 License Agreement if Penn or UFRF materially breaches the BEST1 License Agreement and does not cure such breach within a specified cure period.

Penn or UFRF may terminate the BEST1 License Agreement if we materially breach the BEST1 License Agreement and do not cure such breach within a specified cure period, if we experience a specified insolvency event, if we cease to carry on the entirety of our business related to the licensed patent rights, if we cease for more than four consecutive quarters to make any payment of earned royalties on net sales of licensed products following the commencement of commercialization thereof, unless such cessation is based on safety concerns that we are actively attempting to address, or if we, any of our affiliates or any of our sublicensees challenge or assist a third party in challenging the validity, scope, patentability, and/or enforceability of the licensed patent rights. If we materially breach certain diligence obligations under the BEST1 License Agreement with respect to only one licensed product, then Penn and UFRF may only terminate our rights and licenses under the BEST1 License Agreement for such licensed product, but not for other licensed products.

Following any termination of the BEST1 License Agreement prior to expiration of the term of the BEST1 License Agreement, all rights to the licensed patent rights and know-how that Penn and UFRF granted to us will revert to Penn and UFRF.
License Agreement with UMass for the miniCEP290 Program
In July 2019, we entered into an Exclusive License Agreement, which we refer to as the miniCEP290 License Agreement, with UMass.  We entered into the miniCEP290 License Agreement by exercising our exclusive option rights under an option agreement and a sponsored research agreement that we previously entered into with UMass in February 2018. Under the miniCEP290 License Agreement, UMass granted us a worldwide, exclusive license under specified patent rights and specified biological materials and a non-exclusive license under specified know-how to make, have made, use, offer to sell, sell, have sold and import products for the treatment of diseases associated with mutations in the CEP290 gene, including LCA10. We may grant sublicenses of the licensed patent rights and know-how without the consent of UMass.

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

Financial Terms

In July 2019, we issued to UMass 75,000 shares of our common stock following execution of the miniCEP290 License Agreement pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act. In September 2019, we paid UMass a $0.4 million upfront license fee, which was recorded as a research and development expense, and we paid UMass accrued patent prosecution expenses of approximately $18 thousand, which was recorded as a general and administrative expense.

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

•
completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical trial site before each clinical trial may be initiated at that clinical site;

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

•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

Preclinical Studies
Before an applicant begins testing a drug or biologic with potential therapeutic value in humans, the product candidate must undergo preclinical testing. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, and the purity and stability of the substance, as well as in vitro and animal studies to assess the potential safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations.

The IND and IRB Processes
An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved application. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or re-commence.
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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on certain available data from the study to which only the DSMB may access. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by the sponsor based on evolving business objectives and/or competitive climate.
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

Progress reports detailing the safety results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk to humans exposed to the product candidate; and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA, the sponsor or the DSMB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCPs and the integrity of the clinical data submitted.
For a detailed discussion of how these regulatory requirements apply to Zimura and its potential approval for the treatment of GA secondary to dry AMD, please see the above section entitled, "Zimura - Zimura Dry AMD Trials - OPH2003 Ongoing Clinical Trial Assessing the Safety and Efficacy of Various Doses of Zimura for GA Secondary to Dry AMD - Requirements for Regulatory Approval of Zimura in GA".
Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. Expanded access allows a patient to obtain an investigational new drug when enrolling in a clinical trial for that drug is difficult or not feasible for the patient. FDA regulations allow access to investigational drugs under an IND by the sponsor or the treating physician for treatment purposes on a case-by-case basis in certain circumstances, subject to FDA approval. There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available.
In addition, the Right to Try Act, signed into law in May 2018, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without needing FDA approval under the expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients under the Right to Try Act.
Special Regulations and Guidance Governing Gene Therapy Products

The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material and/or by integrating into the host genome and which is administered as nucleic acids, viruses, or genetically engineered microorganisms. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies (OTAT), and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH, including its Novel and Exceptional Technology and Research Advisory Committee, or NExTRAC, also advises the FDA on gene therapy issues and other issues related to emerging biotechnologies. The FDA and the NIH have published guidance documents relating to the development and submission of gene therapy protocols.
The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
Until 2019, most gene therapy clinical trials required pre-review by the predecessor of NExTRAC before being submitted for approval by the IRBs and any local biosafety boards. In 2019, the NIH eliminated the pre-review process and going forward, the review of future gene therapy clinical trial protocols would be largely handled by IRBs. Furthermore, in 2019, the NIH removed from public access the Genetic Modification Clinical Research Information System (GeMCRIS) database, which previously contained substantial amounts of safety and other patient information regarding human gene therapy studies performed to date.
Review of a Product Candidate by the FDA
If clinical trials are successful, the next step in the development process is the preparation and submission to the FDA of an application for marketing approval. The application is the vehicle through which applicants formally propose that the FDA approve a new drug for marketing and sale in the United States for one or more indications. The application must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. Every new product must be the subject of an approved application before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an application, the FDA conducts a preliminary review of an application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to specified performance goals and timelines in the review process of applications, which goals and timelines depend on the type of product candidate for which review is sought and whether the sponsor has applied for and received from the FDA any special review status for the particular product candidate allowing for expedited review. Special review status is available for certain products that are intended to address an unmet medical need in the treatment of a serious or life–threatening disease or condition under one of the following FDA-designations: fast track designation, breakthrough therapy designation, priority review designation and regenerative medicine advanced therapy designation. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
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

Under the Pediatric Research Equity Act, or PREA, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the submission of the assessment data required under PREA. These plans are subject to FDA review before beginning the pediatric study. Product candidates that have received orphan designation are generally exempt from the requirements of PREA. In addition, a sponsor may apply for a waiver of the PREA requirements, which the FDA has indicated it will automatically grant for certain diseases that do not affect pediatric populations, including AMD.
The FDA’s Decision on an Application
On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspections of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
If the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post–market studies or surveillance programs.
Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations and Accelerated Approval; Rare Pediatric Disease Priority Review Voucher Program
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life–threatening disease or condition. These programs are fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation. The FDA may also approve certain products based on an accelerated basis.
Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life–threatening disease or condition, and if the product demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
FDASIA established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life–threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross–disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.
The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case by case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment–limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.
With passage of the Cures Act, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, and potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
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

Finally, the FDA may award priority review vouchers to sponsors of rare pediatric disease product applications that meet certain criteria. A rare pediatric disease is a rare disease where the disease is serious or life-threatening with the serious or life-threatening manifestations primarily affecting individuals from age zero to 18. A sponsor who receives approval for a drug or biologic for a rare pediatric disease may qualify for a priority review voucher, which the sponsor may redeem to receive priority review of a subsequent marketing application for a different product. In lieu of using the voucher for one of its own product candidates, a sponsor may sell that voucher for use by a third party. Current prices for these vouchers range in the hundreds of millions of dollars. The current rare pediatric disease priority review voucher program will expire in October 2020, unless Congress renews the program, although a drug designated as a rare pediatric disease treatment can still receive a priority review voucher if the marketing approval application for the drug is submitted and the drug is approved by October 2022.

Post-Approval Requirements
Products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other label changes, or changing the manufacturing process for the approved product, are subject to additional testing and/or FDA review and approval.
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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although health care providers may prescribe products for off-label uses in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product.
Generic Drugs and Exclusivity
Under the Hatch-Waxman Amendments to the FDCA, the FDA is authorized to approve generic drugs that are shown to contain the same active ingredients as, and is bioequivalent to, drugs previously approved by the FDA pursuant to NDAs, which are also known as reference listed drugs, or RLDs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the FDA. An ANDA applicant does not generally rely on its own preclinical or clinical data to demonstrate safety and effectiveness but instead can rely on preclinical and clinical testing previously conducted by the sponsor of the RLD. The ANDA applicant must show that the generic version is identical to the RLD with respect to a number of factors, including the active ingredient, and that the generic version is "bioequivalent" to the RLD. Physicians, pharmacists and third-party payors generally consider an approved generic drug to be fully substitutable for the RLD.
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
Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain drug applications for competing products, including generic drugs. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a New Chemical Entity. A drug is a New Chemical Entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule responsible for the pharmacological activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or an NDA under Section 505(b)(2) of the FDCA, or an 505(b)(2) NDA, submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a Paragraph IV certification.
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
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, or ACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed "reference product." As of January 1, 2020, the FDA had approved 26 biosimilar products for use in the United States. No interchangeable biosimilars, as described below, have been approved as of January 1, 2020. The FDA has issued several guidance documents outlining an approach to the review and approval of biosimilars.
Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is biosimilar to a reference product. In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as "interchangeable" with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and for products administered multiple times, that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.
Patent Term Extension
A patent claiming a new drug product, its method of use or its method of manufacture may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of a marketing approval application, plus the time between the submission date of a marketing approval application and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office (USPTO) reviews and approves the application for any patent term extension in consultation with the FDA.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may designate a product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an application for the product and the rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications. In particular, the concept of what constitutes the "same product" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different products solely based on minor differences in the transgenes or vectors. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.
Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or provides a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for an additional six months of marketing protection to the term of any existing regulatory exclusivity or patent protection, including the non-patent and orphan drug exclusivity. This six-month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show that the product is effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection covering the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) NDA that references the product. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed ANDA or 505(b)(2) product.
Review and Approval of Products in Europe and other Foreign Jurisdictions
In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent it chooses to conduct clinical trials or sell any products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries before beginning clinical trials or marketing the product in those countries. To obtain regulatory approval of an investigational product in the European Union, a manufacturer must submit a marketing authorization application, or MAA, to the EMA. For other countries outside of the European Union, such as countries in Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
Clinical Trial Approval in the European Union
Under the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, an applicant must obtain prior approval from the competent national authority of the European Union Member State, or the EU Member State, in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.
In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval of a clinical trial to a reporting EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new regulation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.
Marketing Authorization
In the European Union, marketing authorizations for medicinal products may be obtained through different procedures founded on the same basic regulatory process. A marketing authorization may be granted only to an applicant established in the European Union. As in the United States, marketing authorization holders and manufacturers of approved medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of marketing authorizations.
Centralized Procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area, i.e. the European Union as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is not in the interest of patients. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Specialized Procedures for Gene Therapies. The grant of marketing authorization in the European Union for gene therapy products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products for human use. Regulation 1394/2007/EC includes specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products. All advanced therapy medicinal products are approved centrally through the EMA. The EMA's Committee for Advanced Therapies reviews and provides an opinion regarding each advanced therapy MAA for potential final approval by the European Commission.
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
Periods of Authorization and Renewals in the European Union
A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the relevant EU Member State. To seek renewal, at least six months prior to expiration of the marketing authorization, the holder must provide the EMA or the EU Member State with a consolidated version of the file detailing the continued quality, safety and efficacy of the product, including all variations introduced since the marketing authorization was granted. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the relevant competent authority of the EU Member State decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any marketing authorization that is not followed by the marketing of the medicinal product on the European Union market, in the case of the centralized procedure, or in the market of the EU Member State which delivered the marketing authorization, in the case of the decentralized procedure, within three years after authorization ceases to be valid.
Patent Term Extensions in the European Union and Other Jurisdictions
The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.
Regulatory Data Exclusivity in the European Union
In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data in a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications that are shown, during the scientific evaluation prior to authorization, to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an innovative medicinal product so that the innovator gains the additional prescribed period of marketing exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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
Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the new product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable to not justify maintenance of market exclusivity.
Pediatric Studies and Exclusivity
Before obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, or PDCO, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PDCO may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA must determine that the applicant actually complied with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted via the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC.
Brexit and the Regulatory Framework in the United Kingdom
In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit”. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. There is a transitional period currently scheduled to remain in effect until December 31, 2020, during which the United Kingdom government and the European Union are attempting to agree to long-term trade and other agreements. Since the existing regulatory framework for pharmaceutical products in the United Kingdom is derived from European Union directives and regulations, which the United Kingdom could abandon or modify in the future, Brexit could materially impact the future regulatory regime for pharmaceutical products in the United Kingdom.
Pharmaceutical Insurance Coverage, Pricing and Reimbursement
In the United States and markets in many other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels, for the product. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage for a particular indication to specific products on an approved list, also known as a formulary, which might not include all of the approved products for such indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the studies required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective by the payors. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Moreover, coverage policies and third-party reimbursement rates may change at any time.
The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceutical products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including rebate programs, price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, the Trump Administration has expressed an interest in authorizing and/or directing the Center for Medicare & Medicaid Services, or CMS, within HHS or other agencies of the U.S. government to negotiate prices for products covered by Medicare directly with pharmaceutical companies. If this were to occur, especially for products for AMD, for which a large portion of the patient population is elderly and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. In addition, in May 2018, the Trump Administration announced a plan that would include several initiatives designed to lower drug prices, and since then, similar proposals from HHS and CMS have followed. For example, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states and certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries.

At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on access to certain products, and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine which pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, if and once approved, or put pressure on our product pricing.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional cost effectiveness clinical studies. EU Member States may approve a specific price for a product or any of them may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many EU Member States have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union over the past decade. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices.
In addition to initiatives specifically directed at lowering or containing prescription drug prices, legislative action in the United States at the national level has resulted in reduced funding levels for Medicare. For example, the Budget Control

Act of 2011 led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year from 2013 through 2024, and the American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in healthcare, including Medicare, funding may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Moreover, the number of individuals covered by health insurance has a direct impact on the potential market for our product candidates, if approved. The ACA, passed in 2010, included the "individual mandate," which required most Americans to carry a minimal level of health insurance. Individuals who did not obtain required coverage were subject to a penalty. The individual mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, or TCJA, with the repeal becoming effective on January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. In addition, the Trump Administration has also taken executive actions that may impact the number of individuals in the United States that are covered by health insurance and the level of that coverage. For example, President Trump issued an executive order terminating the cost-sharing subsidies that reimburse insurers under the ACA. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them, and this proceeding is currently on appeal at the U.S. Supreme Court. If upheld by the Supreme Court, the effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace and providers will be uncertain.
In addition, in December 2018, the U.S. District Court of the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and non-severable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and later in December 2018, the same court issued an order staying the judgment pending appeal. In December 2019, the U.S. Circuit Court of Appeals for the Fifth Circuit affirmed the lower court's ruling that the individual mandate portion of the ACA is unconstitutional and remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. In January 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.
Healthcare Law and Regulation
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims, reporting of payments to physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose obligations, including mandatory contractual terms, relating to safeguarding the privacy, security and transmission of individually identifiable health information by certain covered entities and their business associates;

•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
the federal Foreign Corrupt Practices Act, which, among other things, prohibits providing or offering to provide money or anything of value to a foreign government body, government official, or political candidate for the improper purpose of obtaining or keeping business;

•
federal transparency requirements such as the federal Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti–kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws, such as the European Union's General Data Protection Regulation, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Employees
As of January 31, 2020, we had 38 full-time employees, including a total of 9 employees with M.D. or Ph.D. degrees. Of our workforce, 20 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements.
Our Corporate Information
We were incorporated under the laws of the State of Delaware in 2007. We changed our corporate name from Ophthotech Corporation to IVERIC bio, Inc. in April 2019. Our principal executive offices are located at One Penn Plaza, 35th Floor, New York, NY 10119, and our telephone number is (212) 845–8200. Our Internet website is http://www.ivericbio.com.
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
We are a development-stage company without any approved products. Our growth prospects and the future value of our company are highly dependent on the progress of our research and development programs, including our ongoing and future clinical trials for Zimura, our preclinical development programs for IC-100 and IC-200, our collaborative gene therapy sponsored research programs, and our preclinical development program for our HtrA1 inhibitors. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.
We may encounter unforeseen difficulties, complications, delays, expenses and other known and unknown factors. We may never be successful in developing or commercializing any of our product candidates or other programs. There is a high rate of failure in pharmaceutical research and development. Even if we have promising preclinical or clinical candidates, their development could fail at any time. Our failure could be due to unexpected scientific, safety or efficacy issues with our product candidates and other programs, invalid hypotheses regarding the molecular targets and mechanisms of action we choose to pursue or unexpected delays in our research and development programs resulting from applying the wrong criteria or experimental systems and procedures to our programs or lack of experience, with the possible result that none of our product candidates or other programs result in the development of marketable products. We have not yet demonstrated our ability to successfully complete the development of a pharmaceutical product, including completion of large-scale, pivotal clinical trials with safety and efficacy data sufficient to obtain marketing approval or activities necessary to apply for and obtain marketing approval, including the qualification of a commercial manufacturer through a pre-approval inspection with regulatory authorities. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company with a product development focus to a company capable of commercializing pharmaceutical products. We may not be successful in such a transition, as our company has never conducted the sales, marketing and distribution activities necessary for successful product commercialization.
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
Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014 and December 2019. As of December 31, 2019, we had an accumulated deficit of $480.5 million. Our net loss was $58.9 million for the twelve months ended December 31, 2019 and we expect to continue to incur significant operating losses for the foreseeable future.
Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned and as we initiate ISEE2008, our planned Phase 3 clinical trial for Zimura in GA. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp. with respect to Zimura, UFRF and Penn with respect to IC-100 and IC-200, UMMS with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:

•	continue the development of Zimura in GA and STGD1;

•	continue the development of IC-100 and IC-200 and pursue our collaborative gene therapy sponsored research programs;

•	continue the preclinical development of our HtrA1 inhibitor program;

•	in-license or acquire the rights to, and pursue the development of, other product candidates or technologies;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel;

•	seek marketing approval for any product candidates that successfully complete clinical trials;

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
As of December 31, 2019, we had cash and cash equivalents of $125.7 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned into the beginning of 2022. In addition, we estimate that our year-end 2020 cash and cash equivalents will range between $60 million and $70 million. These estimates are based on our current business plan, including the continuation of our current research and development programs including the ISEE2008 trial. These estimates do not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or commence any new sponsored research programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
Our future capital requirements will depend on many factors, including:

•	the scope, progress, costs and results of our current and planned Zimura clinical programs;

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

•
the scope, progress, costs and results of our efforts to develop our HtrA1 inhibitor program, including activities to establish manufacturing capabilities and formulation development and other preclinical development activities to enable us to file an IND for a product candidate from this program;

•	the costs, progress and timing of process development, manufacturing scale-up and validation activities, analytical development and stability studies associated with our product candidates;

•	the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•	our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of Zimura;

•	the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $42.6 million in net proceeds through our December 2019 public offering, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as issues with patient enrollment, the retention of enrolled patients or the availability of drug supply, or in our preclinical development programs, such as inability to develop formulations or if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities or build internal research capabilities or pursue internal research efforts. For example, we plan to begin the ISEE2008 trial, which is a single Phase 3 clinical trial evaluating Zimura for GA, with the expectation that data collected from such trial, if it is positive, together with data from our OPH2003 trial, will be sufficient to seek marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the ISEE2008 trial beyond our current expectations or conduct additional clinical trials for Zimura in GA in order to seek or maintain regulatory approval or qualify for reimbursement approval. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
Until such time, if ever, when we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future equity issuances may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests. For example, under the Inception 4 Merger Agreement pursuant to which we acquired Inception 4 and our HtrA1 inhibitor program, we issued an aggregate of 5,174,727 shares of our common stock as up-front consideration to the former equityholders of Inception 4. The Inception 4 Merger Agreement also requires us to make payments to the former equityholders of Inception 4 upon the achievement of certain clinical and regulatory milestones, subject to the terms and conditions set forth in the Inception 4 Merger Agreement. Those milestone payments will be in the form of shares of our common stock, calculated based on the price of our common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued under the Inception 4 Merger Agreement, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date of our acquisition of Inception 4, and will be payable in cash thereafter. In July 2019, we also issued 75,000 shares of our common stock to UMMS as partial upfront consideration for the in-license of our miniCEP290 program, and are obligated to issue up to 75,000 additional shares to UMMS upon the achievement of a development milestone.
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

Our strategy of obtaining additional rights to products, product candidates or technologies for the treatment of retinal diseases may not be successful.
An element of our strategy has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements for product candidates and other technologies intended to treat retinal diseases. We plan to continue to evaluate additional opportunities to in-license or acquire products, product candidates and technologies on a selective and targeted basis. We may also continue to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions, including collaboration or out-license opportunities for further development and potential commercialization of Zimura. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.
We may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. There are currently a limited number of available product candidates or technologies for the treatment of diseases affecting retina and the competition for those assets is intense. The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex. With respect to potential product candidates or technologies for which we have entered into option agreements or sponsored research agreements for which we have option rights, our agreements generally do not have fixed economic or other key terms for definitive agreements, and we may not obtain favorable terms if and when we choose to exercise our options to acquire or in-license any product candidates or technologies.
The in-licensing and acquisition of pharmaceutical products is an area characterized by intense competition, and a number of companies (both more established and early stage biotechnology companies) are also pursuing strategies to in-license or acquire product candidates or technologies that we may consider attractive. We believe that other companies may be particularly active in pursuing opportunities to in-license or acquire priming gene therapy opportunities. More established companies may have a competitive advantage over us due to their size, cash resources and greater research, preclinical or clinical development or commercialization capabilities, while earlier stage companies may be more aggressive or have a higher risk tolerance. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license or acquire the rights to the relevant product candidate or technology on terms that would allow us to make an appropriate return on our investment. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts or we may incorrectly judge the value of an acquired or in-licensed product candidate or technology.
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
We and certain of our current and former executive officers have been named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers have also been named as defendants in a shareholder derivative action initiated in August 2018, which generally alleges that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. In September 2019, the court issued an order dismissing some, but not all, of the allegations in the class action lawsuit and denied our motion to dismiss the shareholder derivative action. The class action lawsuit is currently in the discovery phase. We and the defendants continue to deny any and all allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.
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

•
making arrangements with third-party manufacturers for scale-up and commercial manufacturing, receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities and ensuring adequate supply of drug substance and drug product and starting materials used for the manufacture of drug substance and drug product;

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
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are sponsoring with UMMS, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the ongoing preclinical studies pursuant to our sponsored research programs with Penn and other preclinical studies for IC-100 and IC-200, may fail at any point for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans.

Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our pivotal Phase 3 Fovista program for the treatment of wet AMD failed to produce positive safety and efficacy data that support the use of Fovista in wet AMD, despite the results from preclinical testing and earlier clinical trials of Fovista, including a large Phase 2b trial with statistically significant efficacy signal. Furthermore, our Phase 2a OPH2007 safety trial of Zimura in combination with the anti-VEGF agent Lucentis in wet AMD did not replicate the results of our Phase 1/2a OPH2000 trial. Additionally, although the results we have received to date from our OPH2003 trial confirm that Zimura met the prespecified primary endpoint in reducing the mean rate of GA growth in patients with dry AMD with statistical significance across both the Zimura 2 mg and Zimura 4 mg treatment groups when compared to the corresponding sham control groups, these results may be undermined by inconsistent data obtained from the final results from this clinical trial or may not be replicated in the planned ISEE2008 trial or any other future trial we may conduct for Zimura in GA. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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

•
as there are no therapies approved for GA, Stargardt disease, RHO-adRP or Best disease, in either the United States or the European Union, the regulatory pathway for product candidates in those indications, including the selection of the primary efficacy endpoint for a pivotal clinical trial, is highly uncertain;

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
Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities, especially clinical trials, is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to dry AMD in a manner sufficient to support an application for regulatory approval to the FDA and EMA are based on our review of initial, top-line data from the OPH2003 trial as well as informal discussions with the FDA. Although we have submitted the protocol for the ISEE2008 trial to the FDA, we do not currently plan to have any additional or formal interactions with the FDA before enrolling patients in the trial. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA could be incorrect or may change as we continue to review and analyze data from our OPH2003 trial, including the 18-month data set when it becomes available, as we continue to plan for and as we conduct our ISEE2008 trial, and as new regulatory or third party information, including third-party clinical data or information from prospective collaborators or licensees, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.
Our development of Zimura is based on a novel mechanism of action that is unproven in GA and STGD1 and poses a number of scientific and other risks, and we may not be successful in developing Zimura in the indications we are pursuing.
We are targeting GA, an advanced form of dry AMD, and STGD1 with Zimura. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors for selective molecular targets, including complement C5, as potential pharmaceutical treatments for AMD, and that the 12-month top-line data from our OPH2003 trial of Zimura in GA support our view, this approach may not prove successful for treating AMD in a clinically meaningful way. Similarly, although there is non-clinical scientific literature supporting the potential use of inhibitors of the complement system for the treatment of STGD1, this approach may not prove clinically successful as well.

Zimura is designed to inhibit complement C5. There are no FDA or EMA approved products that utilize C5 inhibition as a mechanism of action to treat GA or STGD1. There have been other investigational products using complement inhibition as a mechanism of action for the treatment of GA, including inhibition of C5, that proved to be unsuccessful, even in later stage clinical trials. Even though our OPH2003 trial of Zimura in GA met its prespecified primary endpoint, this mechanism of action may not prove safe and effective for the treatment of GA, STGD1 or any other indication for which we may develop Zimura.
The 12-month results we observed from the OPH2003 trial may not be supported by the final results of this trial or may not be fully replicated in the ISEE2008 trial. The 18-month results for OPH2003, for which we will not be evaluating the statistical significance of the efficacy data, may not be consistent with or comparable to the 12-month results. The ISEE2008 trial may yield results that are different from the 12-month results observed in the OPH2003 trial.
The 12-month results we observed from our OPH2003 trial of Zimura in GA may not be supported by the final results of this trial or may not be fully replicated in the ISEE2008 trial. In accordance with the OPH2003 trial protocol, we will continue to treat and follow patients through the 18-month time point to collect additional safety and efficacy data, including mean GA area and mean change in BCVA and LL BCVA by treatment group. Although we do not plan to perform any prespecified statistical analysis with respect to these data, these data may indicate an unexpected or unknown safety issue, including increased incidence of CNV, or may indicate the loss of efficacy for Zimura during the period between month 12 and month 18. After month 18, we expect to receive and analyze individual patient data on an unmasked basis following completion of the trial by all patients. We expect that the unmasked individual patient data will provide us a better understanding of the results and the variables affecting the results, although it may indicate that our initial conclusions were not well founded due to inconsistencies, data entry errors or because of unknown variables or patient sub-groups that could potentially be driving the results in one or more treatment groups. At this time, we cannot verify that GA images have been measured accurately or review the images for consistency with our hypotheses and the conclusions from this trial. Since the 18-month efficacy data analysis is descriptive only, it may not be relevant to draw any conclusions other than regarding the safety of Zimura. Additionally, patients may drop out from the trial between month 12 and month 18 in a greater number than we expect, which may also hamper our ability to draw conclusions from the 18-month data.
Unlike the OPH2003 trial, the ISEE2008 trial will include only one treatment arm, Zimura 2 mg, in addition to a control arm. Several Phase 3 clinical trials for ophthalmic product candidates that have been, or are currently being, conducted by other sponsors include multiple treatment arms, either different doses or treatment regimens, in addition to a control arm. The FDA has expressed that including multiple doses or treatment regimens within a single trial helps mitigate the risk of bias in the trial. We believe that the anatomical measure used as the primary efficacy endpoint in our OPH2003 trial, the mean rate of change in GA growth, as evaluated by an independent, masked reading center, is not subject to bias. We have decided to proceed with only one treatment arm in the ISEE2008 trial consisting of a single monthly administration of Zimura 2 mg, because the 12-month data from the OPH2003 trial suggested that monthly administration of Zimura 2 mg provides a similar benefit (approximately 27%) in reducing the mean rate of GA growth over 12 months as compared to the corresponding sham control group, as measured by our primary endpoint, as Zimura 4 mg and because we want to avoid the treatment burden associated with the Zimura 4 mg dose evaluated in our OPH2003 trial. Additionally, because we want to begin to evaluate the efficacy of a less frequent dosing regimen, we plan to re-randomize the patients in the monthly Zimura 2 mg treatment arm at 12 months and evaluate dosing Zimura 2 mg every other month, a dosing regimen which we have not previously studied, in half of those patients during the second 12 months of the trial. The ISEE2008 trial, however, is not designed to reliably assess any differences we observe between these treatment groups at 24 months with statistical significance and the label we would seek for Zimura in GA, if the results from the ISEE2008 trial are positive, would in all likelihood provide for monthly administration of Zimura.
We plan to conduct the ISEE2008 trial at many clinical centers that were not included in the OPH2003 trial.  The introduction of new centers, and the resulting involvement of new treating physicians, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with Zimura 2 mg and patients receiving sham control.
In addition, the 12-month data from the OPH2003 trial suggested there is an overall dose response relationship in which higher doses of Zimura corresponded to a greater reduction in the mean rate of GA growth as compared to the corresponding sham group. For our ISEE2008 trial, for the reasons stated above, we have decided to proceed with only a 2 mg dose treatment arm and not include a 4 mg dose treatment arm. The 2 mg dose may prove to not be efficacious in treating GA. Additionally, unlike the protocol for the OPH2003 trial, the protocol of the ISEE2008 trial will provide that patients who develop CNV in the study eye in the trial may, at the investigator's discretion, remain in the trial and receive standard of care anti-VEGF therapy, and that measurements of these patients' GA will be included in the primary efficacy analysis if their FAF images can be reliably assessed by the masked reading center. If a significant number of patients develop CNV in the study eye and these patients' FAF images are not reliably assessable, or if more patients than we anticipate drop out or their data is otherwise missing, it would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial and the ISEE2008 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in GA with statistical significance.
Our intended regulatory pathway for generating sufficient safety and efficacy data to submit an NDA and potentially obtain marketing approval for Zimura for GA is subject to a number of assumptions, including that we may be able to rely on the results from our OPH2003 trial as one of two well-controlled, pivotal trials typically required by the FDA. The FDA, EMA and other regulatory authorities may not accept the results of the OPH2003 trial as a pivotal clinical trial, or may not agree with our selection of the primary endpoint for the OPH2003 and ISEE2008 trials or the statistical analysis we performed. We may decide to or may be required to enroll additional patients, collect additional safety data or conduct additional clinical trials to seek or obtain approval for Zimura in GA.
Based on the 12-month results we have received from our OPH2003 trial, additional statistical analysis we have performed and informal discussions we have had with the FDA, we believe that the efficacy results from this trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision, and that data from the OPH2003 trial is robust. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We are not currently planning to include vision as a primary or secondary efficacy endpoint in the ISEE2008 trial and it will be assessed as a safety endpoint. The FDA, the EMA or other regulatory authorities may disagree with our conclusion regarding the robustness of the data from the OPH2003 trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. We likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the robustness of the data from our clinical trials, including the OPH2003 trial, until such time as we submit an application for regulatory approval and receive a response from the applicable authority. If the OPH2003 trial results are not considered robust, in order to seek marketing approval we may need to conduct, in addition to the ISEE2008 trial, one or more additional, well-controlled clinical trials that meets the applicable regulatory requirements in order to obtain sufficiently robust data to support regulatory approval.
The FDA, EMA or other regulatory authorities may not agree with the methodologies we used to perform the statistical analysis of the OPH2003 trial results. In particular, they may not agree with how we performed the comparisons of patients receiving Zimura 2 mg with patients in the sham groups, as the comparisons draw upon patients that were enrolled into two different parts of the trial, using different randomization ratios and different vision criteria. In addition, they may not agree with the validity of our MRM analysis, which imputes the values of missing data based on observed data. We plan to use the same MRM analysis in the ISEE2008 trial. Moreover, the FDA, EMA or other regulatory authorities may disagree with our inclusion in our efficacy analysis of patients who do not strictly meet all eligibility criteria, or whose treatment or assessments in the clinical trial deviated from the clinical trial protocol on one or more occasions. The FDA, EMA or other regulatory authorities may take issue with the degree of data that are missing from the clinical data set from our OPH2003 trial, or with the rate at which patients withdrew from the trial.
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
Based on informal discussions with the FDA, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. This additional clinical trial would need to be well-controlled, with a primary efficacy analysis at the 12 month time point or later. We believe that if we were to file an application for marketing approval for Zimura for GA, we would be able to rely on safety data from our OPH2003 and ISEE2008 trials in GA, as well as our OPH2005 trial evaluating Zimura for STGD1. We also believe that, if the data from the ISEE2008 trial are positive, we would be able to submit our application following the primary efficacy analysis for the ISEE2008 study at the 12-month time point, without waiting for the full 24-month data package, that we could continue collecting data after submitting for marketing approval and that we could supplement our applications for marketing approval while they are pending. We have designed our ISEE2008 trial to meet these requirements, which, as we understand them, and if data from the ISEE2008 trial are positive, will permit us to seek marketing approval for Zimura in GA in the United States and potentially the European Union. We have not had formal interactions with either the FDA or the EMA regarding the ISEE2008 trial and may not do so before receiving results from the trial and submitting our applications for marketing approval. In addition, we may engage formally or informally with regulatory authorities, including competent authorities at the national level in Europe, during the trial and receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we are understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for Zimura, including potentially changing the design of the ISEE2008 trial, increase the costs of our Zimura clinical programs and delay our expected timelines. In addition, we may experience a higher than anticipated drop out rate in our ISEE2008 trial, which could result in our not having safety data for a sufficient number of patients, even if the results from the ISEE2008 are otherwise positive.
Furthermore, our previous and ongoing Zimura clinical trials have evaluated Zimura dosing levels and regimens that we have studied only in cohorts consisting of a small number of patients. This approach may increase the risk that patients in our ongoing trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. Although we did not observe adverse events or serious adverse events attributable by the investigators to the drug product in our OPH2003 trial, previously unobserved adverse events and/or serious adverse events may manifest in the remaining portion of our OPH2003 trial, in our OPH2005 trial, in our planned ISEE2008 trial or in any other subsequent clinical trials we or a potential licensee or collaborator may undertake for Zimura. When we follow patients for a longer period of time or collect safety data from a greater number of patients, we may observe safety events that we have not previously observed. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates."
Because the primary efficacy endpoint and the statistical analysis plan we would expect to use to analyze data for the primary efficacy endpoint for our ISEE2008 trial are similar to those of the OPH2003 trial, any disagreements by the FDA, EMA or other regulatory authorities with OPH2003 will likely affect ISEE2008 as well. Our ongoing and planned clinical trials and any other future clinical trials for Zimura that we or a potential future licensee or collaborator may undertake may fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or planned or any other future clinical trials for Zimura could adversely affect our business and the value of your investment in our company.
We have no human clinical data regarding the safety and efficacy of Zimura as a treatment of STGD1. The drop-out rate may reduce the number of patients from whom we can collect and analyze data from our OPH2005 trial.
We have no human clinical data regarding the safety and efficacy of Zimura as a treatment for STGD1. In addition, although we initially determined the size of the OPH2005 trial in STGD1 based on the number of patients with STGD1 that we believed could potentially be enrolled within a reasonable period of time, we decided to cease patient enrollment during the first quarter of 2019 in light of the 18-month endpoint and our goal of providing initial top-line data from this trial during the second half of 2020. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Moreover, because Stargardt disease, like GA, is a degenerative disease, and in many cases, the rate of degeneration is slow, and because we are seeking to slow the progression of degeneration with Zimura, and not necessarily to reverse prior degeneration or restore visual function, patients participating in our OPH2005 trial, who may be younger and may experience vision loss that is more subtle than patients with GA or AMD, may not perceive a benefit from continuing to participate and therefore may drop out of this trial. Although we and the investigators and their staff take efforts to encourage continued patient participation, the drop-out rate may exceed our expectations. A higher than expected drop-out rate would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial. Given the information above, our OPH2005 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in STGD1 with statistical significance.

Gene therapy is an emerging field of drug development that poses many scientific and other risks. As a company, we have only limited prior experience in gene therapy research and manufacturing and no prior experience in gene therapy clinical development. Our lack of experience and the limited patient populations for our gene therapy programs may limit our ability to be successful or may delay our development efforts.
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
We have not previously conducted any clinical development involving gene therapies. As we prepare for the potential initiation of our first gene therapy clinical trial, we will need to build our internal and external capabilities in designing and executing a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. Furthermore, our gene therapy programs are targeting orphan diseases with relatively small populations, which limits the pool of potential subjects for our gene therapy clinical trials. Because gene therapy trials generally require subjects who have not previously received any other therapy for the same indication, we will also need to compete with our competitors who are also developing therapies for these same indications for the same group of potential clinical trial subjects. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

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
Before we can commence IND-enabling studies for our HtrA1 inhibitor program, we need to conduct process development and formulation development with our selected lead compound in this program to determine whether we can identify a viable manufacturing process for and formulate the lead compound for intravitreal administration that is safe to advance into preclinical studies and, depending on the outcome of such studies, into clinical trials. For example, as part of formulation development, we need to determine which inactive formulation components should be used in the preparation of the product candidate, and derive a preparation that includes an adequate amount of drug substance with the necessary inactive ingredients to achieve the desired safety profile for intravitreal injection into the eye while providing for sufficient pharmacological activity. Process development and formulation development are inherently uncertain, and it is possible we may not be able to identify a viable manufacturing process for or formulate our lead compound or any backup compound into a preparation that is safe to advance into preclinical studies or clinical trials in the eye or that provides sufficient pharmacological activity, which would hinder our ability to pursue development of this program. Manufacturing, including process development, and formulation development can be time-consuming and our anticipated timelines for the development of this program may be delayed.
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
To date, we currently have safety data from a total of 113 patients receiving monthly treatments of either Zimura 2 mg or Zimura 4 mg for a minimum of 12 months in the OPH2003 trial. In our completed clinical trials for Zimura, we have observed only a single adverse event, mild subcapsular cataract, from our OPH2000 trial, assessed to be drug-related by participating investigators. We have no data regarding the safety, tolerability or efficacy of Zimura administered for the treatment of STGD1. We have no human data regarding IC-100, IC-200 or any of our HtrA1 inhibitors.
Our clinical trials for Zimura involve dosing regimens that we have not studied extensively, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For example, although the reduced rate of growth in GA we observed in the OPH2003 trial has not been associated with disproportionate loss of vision in the treated groups as compared to the sham control groups over the first 12 months of the trial, we may observe increased loss of vision in the Zimura treatment groups, as compared to the corresponding sham control arms, during the period between month 12 and month 18 in the trial or in the ISEE2008 trial. In addition, although we view the rate of CNV incidence in the Zimura treatment groups, as compared to the corresponding sham control groups, as acceptable and within the range observed in other clinical trials of complement inhibitors in development for GA, the FDA, EMA, other regulatory authorities, treating physicians or patients may not agree, concluding that Zimura may increase the risk of patients developing CNV to an unacceptable degree. Moreover, our clinical trials for Zimura involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive Zimura. For our OPH2003 trial, once all patients reach the 18 month time point, we expect that we will receive complete safety data, including unmasked data covering the period between month 12 and month 18. An unforeseen or unexpected safety issue, or any safety finding that is inconsistent with our prior experience with Zimura, including during the first 12 months of the OPH2003 trial, from any of our clinical trials for Zimura may impact our ability to continue to develop Zimura or the long-term viability of Zimura as a potential treatment for GA, STGD1 or any other indication for which we may seek to develop Zimura.
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
In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Managing a host body's immune response to introduced viral vectors has been and remains a challenge for gene therapies. For AAV gene therapy, "vector shedding," or the dispersal of AAV vectors away from the target tissue to other parts of the body, which can trigger a more serious and extensive immune response, is a known safety issue. Although subretinal injection, which is the method often used to administer retinal gene therapies, helps to control vector shedding beyond the eye, subretinal injection is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate from the gene therapy vectors, including the risk of retinal detachment. The margin for error with subretinal injections is extremely low and there are a limited number of retinal surgeons with experience in performing subretinal injections in the eye. In order to generate useful clinical data for gene therapy clinical trials, one or more retinal surgeon must repeat the same subretinal injection process in multiple patients with consistency across patients and surgeons. In addition, in order to avoid accelerating damage to a subject's retina, subretinal injection for RHO-adRP patients in particular must be conducted under extremely low light levels using infrared technology, further complicating the surgical procedure. In the event that we progress into clinical development with IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we may experience delays or other challenges for our gene therapy development programs as a result of safety issues.
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
We do not have any internal manufacturing capabilities and use third parties to manufacture our product candidates on a contract or purchase order basis. We may encounter manufacturing issues, including technical or quality issues, that could cause delays in our development programs or increase costs. We may experience delays in regulatory approval of our product candidates if we or our contract manufacturers do not satisfy applicable manufacturing regulatory requirements. If any of our product candidates is approved, a manufacturing issue could result in product shortages, which could impair our ability to commercialize our products and generate revenue.
We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture Zimura, IC-100, IC-200, our HtrA1 inhibitors and any other product candidates that we may acquire or in-license. We have a limited number of personnel hired to supervise these outside vendors. The manufacturing processes for our product candidates are technically complex. Problems with developing or executing the manufacturing process, even minor deviations from the established process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
The manufacturing processes and the facilities of our third-party manufacturers are subject to inspection and approval by the FDA, referred to as a pre-approval inspection, before we can commence the commercial sale of any approved product candidate, and thereafter on an ongoing basis. None of our third-party manufacturers have undergone a pre-approval inspection by the FDA for Zimura or any of our other product candidates. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in delays in the approval of our applications for marketing approval, as well as regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our drug substance or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of drug substance or drug product could be interrupted or limited, which could have a material adverse effect on our business.
Any problems in our manufacturing process or our third-party contract manufacturers’ facilities could make us a less attractive collaborator for potential collaborations, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for our products.
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
Our experience manufacturing Zimura is limited. As we plan for and conduct our ISEE2008 trial, we and our third-party manufacturers will need to complete several activities to ensure the continued supply of drug product for the trial and adequate preparations to support potential future commercial supply of Zimura. Any delay or failure in completing these activities could cause delays for the development of Zimura or its potential approval or could result in inadequate commercial product supply.
We currently use a single third-party manufacturer, Agilent, to supply us with the chemically synthesized drug substance for Zimura and a different, single third-party manufacturer, Ajinomoto, to provide fill/finish services for Zimura. We obtain the PEG reagent used to make Zimura API from a single third-party manufacturer. In order to obtain and maintain regulatory approval for Zimura, our third-party manufacturers will be required to consistently produce the drug substance used in Zimura in commercial quantities and of specified quality and to execute fill/finish services on a repeated basis and document their ability to do so. If our third-party manufacturers are unable to satisfy this requirement, our business would be materially and adversely affected. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process.
In early 2017, we completed the small scale manufacture of multiple batches of Zimura API that we plan to use to support clinical drug supply for the ISEE2008 trial. Although we believe we have adequate drug supply for the ISEE2008 trial, this supply may not be sufficient for our needs. We are in the process of recommencing manufacturing activities with our contract manufacturer, with the goal of scaling up and validating the manufacturing process to support the potential commercialization of Zimura. We will need to demonstrate that Zimura API produced through the scaled-up process is analytically comparable to the Zimura we are currently using before API manufactured through the scaled-up process can be used for commercial drug supply. We also plan to make a change to the vial used for the finished Zimura drug product during the course of the ISEE2008 trial in order to support a more robust fill/finish operation at commercial scale. These activities are costly, time-consuming and uncertain in outcome. We may not be able to successfully scale up or validate our manufacturing process for Zimura, demonstrate analytical comparability of the Zimura API manufactured through the scaled up process with the previously manufactured Zimura API, or establish the long-term stability of the finished Zimura drug product stored in the new vial container. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to obtain regulatory approval of our manufacturing process for Zimura and to support potential commercial operations. If any of the foregoing events occur, it could result in delays or increased costs to support our future development and commercialization of Zimura, even if we successfully complete any required clinical trials for Zimura and obtain sufficient and favorable safety and efficacy data.
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
Gene therapy drug products are complex and difficult to manufacture. We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. Even after a manufacturer is engaged, any problems that arise during manufacturing, including during process development, may result in unanticipated delays to our timelines, including delays attributable to securing additional manufacturing time slots. There may also be long lead times to manufacture or procure starting materials such as plasmids and cell lines, especially for high-quality starting materials that are cGMP compliant. In particular, plasmids, cell lines and other starting materials for gene therapy manufacture are usually sole sourced, as there are a limited number of qualified suppliers. The progress of our gene therapy programs is highly dependent on these suppliers providing us or our contract manufacturers with the necessary starting materials that meet our requirements in a timely manner. A failure to procure or a shortage of necessary starting materials likely would delay our manufacturing and development timelines.
A number of factors common to the manufacturing of biologics and drugs could also cause production or quality issues for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, product and process impurities, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. In particular, we and our contract manufacturers are developing our own manufacturing processes, which differ from those originally used by our university collaborators, for example, by using different starting materials. We may not be able to successfully translate the manufacturing process and our manufactured materials may not match the safety and efficacy profile of those used by the universities.
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
An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more numerous, more complex in scope and take a longer time to develop and to conduct as compared to those used for traditional drugs. We and our contract manufacturers need to expend considerable time and resources to develop assays and other analytical tests for our gene therapy product candidates, including assays to assess the potency of our gene therapy product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, qualified and validated, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations or applicable requirements, we may need to delay or repeat certain manufacturing and development activities.

We are only in the early stages of establishing manufacturing capabilities for our HtrA1 inhibitor program.
We have recently engaged a CDMO to conduct process development, scale-up and GMP manufacture of the API for the lead compound from our HtrA1 inhibitor program for potential preclinical toxicology studies and clinical trials. The time and efforts required for us to fully establish manufacturing capabilities for our HtrA1 inhibitor program, including developing a viable manufacturing process, if any, may delay or impair our ability to develop this program in accordance with our expected timelines.
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
We have recently transitioned to a business strategy that includes a focus on the development of gene therapies for orphan inherited retinal diseases. There are many companies pursuing gene therapy approaches for orphan and age-related retinal diseases. Some of them have better name recognition, more resources and a longer history of developing gene therapies than we do. Competition in this field is intense and for many inherited retinal diseases, there is a limited number of potential patients. If any of our competitors obtains FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, our competitors could establish a strong market position before we are able to enter the relevant market, which may significantly limit the commercial opportunity for our product candidates.
Our commercial opportunity could also be reduced or eliminated if one or more of our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient to use or are less expensive than our product candidates. For example, the method of administration of Zimura, intravitreal injection, is commonly used to administer ophthalmic drugs for the treatment of severe diseases and is generally accepted by patients facing the prospect of severe visual loss or blindness. A therapy that offers a less invasive or less frequent method of administration, however, might have a competitive advantage over one administered by monthly intravitreal injections, depending on the relative safety of the other method of administration. Furthermore, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of less expensive or more convenient products.
In the case of orphan diseases such as the IRDs for which we are researching and developing potential treatments, should we be successful in development, our commercialization efforts may rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act. The Orphan Drug Act only provides exclusivity periods for the specific drug granted orphan drug designation for a specific indication. In addition, there are limited circumstances under each of the Orphan Drug Act and the Hatch-Waxman Act that could result in our loss of data and marketing exclusivity, which could allow a competitor to enter the market. Failure to maintain either data or market exclusivity would have a material adverse effect on our ability to commercialize our product candidates.
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
Competitive considerations for dry AMD and GA:

•
There are a number of products in preclinical and clinical development by third parties to treat dry AMD or GA secondary to dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Apellis Pharmaceuticals, Inc., or Apellis, Roche AG, Novartis AG and MorphoSys AG, Hemera Biosciences, Inc., Gemini Therapeutics, Inc., NGM Biopharmaceuticals Inc., Gyroscope Therapeutics, Achillion Pharmaceuticals, Inc., and Biogen Inc. each have complement inhibitors in development for dry AMD, including, in the cases of Hemera Biosciences and Gyroscope Therapeutics, complement inhibitor gene therapies. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3. As recently as January 2020, Apellis confirmed its expectation that it would finish patient enrollment in its Phase 3 program during the early part of 2020 with the goal of enrolling approximately 1,200 patients, which would enable a primary 12-month efficacy analysis as early as the middle of 2021. If Apellis's Phase 3 program for its C3 complement inhibitor product candidate is successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect marketing approval for Zimura in GA or a product candidate from our HtrA1 inhibitor program in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., EyePoint Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc. and Stealth BioTherapeutics Corp, working in collaboration with Alexion Pharmaceuticals, Inc., are pursuing development programs for the treatment of dry AMD or GA using different mechanisms of action outside of the complement system.
Competitive considerations for Stargardt disease:

•
There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. We are aware that Sanofi, Acucela Inc., Alkeus Pharmaceuticals, Inc., Lin BioScience, Inc., Nightstar Therapeutics plc (prior to its acquisition by Biogen Inc.), ProQR Therapeutics N.V., Spark Therapeutics and Generation Bio Co. each have research or development programs in Stargardt disease. Three of these programs, Acucela, Alkeus and Lin BioScience, are exploring the use of oral therapeutics, while Sanofi, with technology provided by Oxford BioMedica plc, Nightstar and Spark are each using a gene therapy approach and ProQR is using an RNA based approach. Acucela’s product candidate is in Phase 3 development while Alkeus’s and Sanofi’s product candidates are each in Phase 2 development. Spark's program is in the research phase. In addition, several academic organizations have early stage programs in Stargardt disease.

Competitive considerations for RHO-adRP:

•
We are aware that ProQR Therapeutics N.V. is developing an RNA-based therapeutic for RHO-adRP, for which it has filed an IND and plans to enroll patients this year. We are also aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP. In addition, prior to its acquisition by Biogen Inc., Nightstar Therapeutics plc had a preclinical AAV gene therapy program in RHO-adRP. Sanofi is also exploring a potential program in this disease.

Competitive considerations for BEST1-related IRDs:

•	We are aware that, prior to its acquisition by Biogen, Nightstar Therapeutics plc had a preclinical AAV gene therapy program for one or more BEST1-related IRDs.
Competitive considerations for LCA10:

•
We are aware that Editas Medicine, Inc. (in partnership with Allergan plc) has a gene editing program for LCA10, an IND for which was submitted in late 2018, ProQR Therapeutics N.V. is developing an RNA-based therapeutic for LCA10 that is currently in late-stage clinical development, Generation Bio Co. has a preclinical program that utilizes ceDNA technology to target LCA10 and Oxford Biomedica plc is developing a lentiviral gene therapy program for LCA10 that is in preclinical development. In addition, several academic institutions have preclinical programs in LCA10.

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
As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We currently do not have any sales, marketing or distribution infrastructure or dedicated personnel. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product candidate is approved, the territories in which the product candidate may be marketed and the commercial potential for such product candidate. We are developing Zimura and our HtrA1 inhibitor program for GA secondary to dry AMD, which is a condition affecting a relatively large number of individuals. In contrast, our gene therapy programs are currently being developed for orphan IRDs with a limited number of affected individuals. If any of our product candidates is approved, the size and nature of the affected patient population will be an important factor in our commercial strategy. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retinal specialists, or sub-specialists, such as retinal specialists with particular expertise in IRDs.
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

•
whether competing products or other alternatives are more convenient or easier to administer, including whether co-formulated alternatives, alternatives that can be co-administered in a single syringe or alternatives that offer a less frequent dosing regimen than monthly intravitreal injections, in the case of Zimura, or a less invasive method of administration than subretinal injection, in the case of our gene therapy product candidates, come to market. For example, Apellis is testing its complement inhibitor product candidate for GA with both monthly and every other month dosing regimens, and may obtain a label with an every other month dosing regimen, while we expect that any label we may obtain for Zimura in GA will require monthly administrations. If so, physicians and patients may find Apellis's dosing regimen more convenient than ours.

Our development program for Zimura in GA uses an anatomical primary endpoint, the mean rate of change in GA growth. We believe that this efficacy assessment is most likely to demonstrate clinical relevance for an investigational product across a heterogeneous GA patient population and other potential assessments, such as comparisons of visual acuity, are not as clinically meaningful for patients with GA. However, to date there is no direct functional corollary to the anatomical measure that we are using as our primary endpoint. Although we evaluated vision as a secondary endpoint in the OPH2003 trial, the trial was not designed to reliably assess differences in mean changes in vision with statistical significance. Patients, physicians and payors may not recognize the value of, and we may not be able to obtain marketing or reimbursement approval for, Zimura without demonstrating a functional benefit to vision. To do so, we may need to conduct additional clinical trials, which may not ultimately demonstrate a functional benefit to vision.
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
There is a variety of factors that could contribute to the actual number of patients who receive an approved therapy being less than our estimates of the potential addressable market. With respect to our programs for orphan diseases, our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as IRDs, likely will diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell death. Certain patients’ immune systems and prior exposure to the virus used to deliver a gene therapy might inhibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting eligibility for treatment or limiting treatment outcomes. If the number of patients that may benefit from the treatments we are seeking to develop is lower than we expect, our business, financial condition, results of operations and prospects may be adversely affected.
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
In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. Because there are only two FDA-approved gene replacement therapy products, both of which launched in the United States within the past two years, the pricing environment for gene therapies is in the very early stages of its development. Gene therapies are generally intended to be one-time treatments or, at a minimum, to provide a benefit over an extended period lasting several years. If we are successful in obtaining marketing approval for any of our gene therapy product candidates, we will need to convince third-party payors of the value that our gene therapy product offers. Third-party payors may be unwilling to accept substantial upfront costs for a therapy where the benefits may not be realized or are realized over a period of years during which the patient may no longer be enrolled in the payor's plan. Although payors and manufacturers may be incentivized to agree to outcomes-based payment structures for gene therapies, where manufacturers provide rebates or a portion of the contract price is forgiven if an efficacy or durability threshold is not met for an individual patient, market dynamics in the United States currently do not facilitate these types of outcome-based payments, in particular because of rules that require that government payors, such as Medicaid, receive the “best price” for a drug, regardless of outcome. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny. In particular, the $2.1 million list price for Zolgensma has generated significant public scrutiny over the prices of new pharmaceuticals coming to the market, including gene therapies, and as a result, Novartis has proposed permitting third-party payors to pay for Zolgensma in annual installments over five years instead of as a lump sum. Moreover, if we obtain marketing approval for a product candidate, such as Zimura, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA secondary to dry AMD, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.
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

The novel coronavirus outbreak that began in Wuhan, China may affect our ability to recruit or retain patients for our clinical trials, disrupt our supply chains or have other adverse effects on our business and operations.

In December 2019, an outbreak of respiratory illness caused by a novel coronavirus began in Wuhan, China. As of February 2020, that outbreak has lead to tens of thousands of confirmed cases worldwide, with many countries throughout the world confirming cases. The World Health Organization has declared the outbreak a global public health emergency. In addition to those who have been directly affected, millions more have been affected by government efforts in China and around the world to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures.  The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We seek to enroll patients for our clinical trials at sites located both in the United States and internationally. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak. We and our third-party contract manufacturers, contract research organizations and clinical sites may also face disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacture of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.
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

Risks Related to Our Dependence on Third Parties
We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or product candidates of sufficient quality, which could delay, prevent or impair our development or commercialization efforts.
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
We currently rely exclusively upon, and purchase on a purchase order basis, a single third-party manufacturer to provide Zimura drug substance and a different single third-party manufacturer to provide fill/finish services for Zimura. Although we plan to enter into a long-term clinical and commercial supply agreement with our third-party manufacturer, we do not currently have any contractual commitments for the supply of Zimura drug substance and we may not be able to come to agreement with our third-party manufacturer for a long-term clinical or commercial supply agreement. We also do not currently have arrangements in place for redundant supply or a second source for drug substance for Zimura or a second source for fill/finish services for Zimura. We purchase the polyethylene glycol, or PEG, reagent used to modify the chemically synthesized aptamer in Zimura on a purchase order basis from a single third-party supplier. We do not currently have any contractual commitments for supply of the PEG reagent we use for Zimura. The prices for manufacturing activities that are not yet contractually committed may vary substantially over time and adversely affect our financial results.
We have engaged a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. For our HtrA1 inhibitor program, we have recently engaged a CDMO to conduct process development, scale-up and GMP manufacture of the API of our lead compound for potential preclinical toxicology studies and clinical trials.
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
Our third-party manufacturer for the API for Zimura and our CDMO for IC-100 and IC-200 are currently undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. Their expansion, including any issues that they may experience while expanding, could affect the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development plans.
If any of our third-party manufacturers, fill/finish providers or sole-source suppliers fail to fulfill our contracts or purchase orders, or if any of these manufacturers or suppliers should become unavailable to us for any reason, including as a result of capacity constraints, differing priorities, regulatory compliance issues, financial difficulties or insolvency, we believe that there are a limited number of potential replacement manufacturers or sole source suppliers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We may be unable to establish agreements with such replacement manufacturers, fill/finish providers or sole-source suppliers or to do so on acceptable terms.
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
We also rely upon our university collaborators to conduct some of our preclinical studies. In particular, Penn has the canine disease model for two of the diseases we are aiming to treat: RHO-adRP and BEST1-related retinal diseases. Our preclinical development plans for both IC-100 and IC-200 include conducting certain preclinical studies using the associated canine disease models. If the canines that we are intending to use are not available to us for any reason, our development of IC-100 or IC-200 could potentially be delayed or otherwise adversely affected.
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
Over the past few years, there has been increasing oversight by the FDA and other regulatory authorities on data integrity, especially in the research and development of novel therapies such as gene therapies. We rely upon the practices of and systems in place at our third party collaborators in generating data to support our preclinical and clinical development programs and for quality control over this data. Their practices and systems vary in scope and effectiveness and we have a limited number of personnel to supervise, including to perform quality assurance of, those practices and systems. Any failure of such practices or systems to comply with our stated protocols or regulatory requirements could adversely affect the quality of the data generated by these studies. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we would not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and would not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.
We also rely upon other third parties to store, package, label and distribute drug supplies for our clinical trials and to store materials for our development activities. In particular, we rely on a limited number of third parties to store starting materials, drug substance and drug product for our product candidates and programs. Any performance failure on the part of these third parties could delay preclinical development, clinical development or marketing approval of our product candidates or commercialization of our products and adversely affect our results of operations.
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
The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses. In addition, the commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we continue to explore potential collaboration opportunities for the further development and potential commercialization of Zimura.
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. For our gene therapy programs, we are party to in-license agreements that limit who we can collaborate with or require the approval of our licensor for us to enter into a collaboration, and any future license agreements that we may enter into may have similar restrictions. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators.
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

•	collaborators with marketing and distribution rights to one or more of our products may not commit sufficient resources to the marketing and distribution of such product or products;

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

•
laws or practices in certain foreign jurisdictions may require that as a condition of working with a collaborator in such jurisdiction, we agree to certain foreign ownership restrictions, use certain local services or providers, share or license certain of our proprietary information or technology or other conditions that are not attractive to us; and

•
collaborations may be terminated for the convenience of the collaborator, our breach of the terms of the collaboration or other reasons and, if terminated, we may need to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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
Certain of our licensed patent rights for Zimura and IC-100 are method-of-treatment patents and patent applications. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as Zimura or any other product candidates we may develop would limit our ability to generate revenue from the sale of Zimura or such other product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Zimura or any other product candidate in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as Zimura or such other product candidate in that jurisdiction so long as these competitors do not infringe any of our other patents covering Zimura’s composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as Zimura, even if such use infringes any of our method-of-treatment patents.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party data processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. We are aware that several states have enacted or are considering legislation similar to the GDPR. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices, and any non-compliance by us or our employees, consultants or contractors could lead to setbacks in the development or approval of our product candidates, government enforcement actions, private litigation, significant fines and penalties, or reputational harm and could have a material adverse effect on our business, financial condition or results of operations.
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
In June 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, commonly referred to as “Brexit”. Following protracted negotiations, the UK left the European Union on January 31, 2020. There is a transitional period until December 31, 2020, and the UK government and the European Union are attempting to agree to long-term trade and other agreements. Since the existing regulatory framework for pharmaceutical products in the UK is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime for pharmaceutical products in the UK, which remains uncertain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.
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
The FDA has broad discretion whether or not to grant fast track designation or priority review status, so even if we believe a product candidate is eligible for such designation or status the FDA could decide not to grant it. Even though a product candidate has received fast track designation and may be eligible for priority review status, a sponsor may not ultimately experience a faster development process, review or approval compared to conventional FDA procedures.
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
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the later drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

•
the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,181 and a maximum of $22,363 per false claim;

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
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our commercialization partners’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us or them, we or they may be subject to significant civil, criminal and administrative penalties, including damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our or their operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to amend or replace elements of the ACA during the current congressional session.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA, which has lead to numerous legal challenges to the ACA and the Trump Administration's actions. Since January 2017, President Trump has signed at least two executive orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second executive order terminated the cost-sharing subsidies that reimburse insurers under the ACA, which has lead some states attorneys general and some insurers to sue the Trump Administration for such payments and a number of those lawsuits remain pending. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them, which the U.S. Supreme Court is reviewing during its current term. In addition, in October 2018 CMS promulgated regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additional executive actions or regulations may be forthcoming.
In addition, in December 2018, a U.S. District Court in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and later in December 2018, the same court issued an order staying the judgment pending appeal. In December 2019, the U.S. Circuit Court of Appeals for the Fifth Circuit affirmed the lower court's ruling that the individual mandate portion of the ACA is unconstitutional and remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. In January 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.
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
Risks Related to Employee Matters and Managing Our Operations
We are a development-stage company with a limited number of employees to oversee our research and development programs and general and administrative functions. We may experience difficulties in recruiting necessary personnel, especially in building our gene therapy capabilities, and in retaining key employees and consultants.
We are a development-stage company with a total of 38 full-time employees as of January 31, 2020. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, medical affairs, outsourced manufacturing and supply chain management, analytical development and quality assurance, as well as all of our general and administrative functions and public company infrastructure.
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
Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, including, in particular, personnel with gene therapy experience. In preparation for our ISEE2008 trial and future development and potential commercialization of Zimura, we expect we will need to hire additional clinical operations, manufacturing, medical, regulatory and other personnel from this limited pool. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.
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
The ownership percentage of our stockholders may be diluted in the future, which could dilute the voting power or reduce the value of our outstanding shares of common stock.
As with any publicly traded company, the ownership percentage of our stockholders may be diluted in the future because of equity issuances for acquisitions, capital markets transactions, business development transactions or otherwise, including equity awards that we intend to continue to grant to our directors, officers and employees pursuant to our equity compensation plans. Our employees are also entitled, subject to certain conditions, to purchase our ordinary shares at a discount pursuant to our Employee Stock Purchase Plan.
In addition, the warrants that we issued in connection with our December 2019 public offering are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders.
Also, our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our ordinary shares. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

For more information about the dilutive effects of financing or business development transactions we may undertake, see the risk factor above, "Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates."
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our material properties consist of approximately 13,500 square feet of office space in New York, New York, which we rent pursuant to a lease that is scheduled to expire at the end of June 2020.
Item 3.    Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against us and the same group of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint, the CAC. The CAC purports to be brought on behalf of shareholders who purchased our common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys' fees, and other costs. We and the individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, we and the individual defendants filed an answer to the complaint. This case is currently in the discovery phase.
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
On August 31, 2018, a shareholder derivative action was filed against current and former members of our board of directors and certain of our current and former officers in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to our company and wasted our corporate assets by failing to oversee our business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from us, and through sales of our stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to our corporate charter, bylaws and corporate governance policies for vote by our stockholders. On December 14, 2018, we filed a motion to dismiss the complaint. On September 19, 2019, the court denied our motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of our board of directors. On February 18, 2020, we filed an answer to the complaint.
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

Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Our common stock has been publicly traded on The Nasdaq Global Select Market under the symbol "OPHT" from September 25, 2013 to April 16, 2019, and under the symbol "ISEE" since April 17, 2019.
Holders
As of January 31, 2020, there were approximately 98 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
In July 2019, we issued to the University of Massachusetts 75,000 shares of our common stock as upfront consideration for the exclusive license agreement for our miniCEP290 program. Based on and relying on certain representations made by the University of Massachusetts, we issued these shares pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.

Except for the foregoing, there were no issuances of equity securities that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form  10-K.

Stock Performance Graph
The following graph and chart compares the cumulative annual stockholder return on our common stock over the period commencing December 31, 2014 and ending on December 31, 2019, to that of the total return for the NASDAQ Composite Index and the NASDAQ Biotechnology Index, assuming an investment of $100 on December 31, 2014. In calculating cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock. The following graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, or SEC, nor shall such information be incorporated by reference in any of our filings under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. We obtained information used on the graph from Research Data Group, Inc., a source we believe to be reliable.

	12/14	12/15	12/16	12/17	12/18	12/19
IVERIC bio, Inc.	$100.00	$175.02	$10.76	$6.95	$2.67	$19.12
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Biotechnology	100.00	111.77	87.91	106.92	97.45	121.92

*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.    Selected Financial Data
        The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2019, 2018, 2017, 2016 and 2015 from our audited financial statements, which have been audited by Ernst & Young LLP, an independent registered accounting firm. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Years ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Collaboration revenue	$—	$—	$209,977	$50,909	$51,505
Operating expenses:
Research and development	39,644	41,737	66,289	196,295	131,012
General and administrative	21,628	23,612	35,683	50,178	44,021
Total operating expenses	61,272	65,349	101,972	246,473	175,033
Income (loss) from operations	(61,272)	(65,349)	108,005	(195,564)	(123,528)
Interest income (expense)	2,151	2,389	1,522	1,704	971
Gain on extinguishment of royalty purchase liability	—	125,000	—	—	—
Other income (expense)	151	(16)	(34)	34	53
Income (loss) before income tax provision (benefit)	(58,970)	62,024	109,493	(193,826)	(122,504)
Income tax provision (benefit)	(111)	(1,063)	(4,712)	(406)	(16,787)
Net income (loss)	$(58,859)	$63,087	$114,205	$(193,420)	$(105,717)
Net income (loss) per common share:
Basic	$(1.39)	$1.70	$3.18	$(5.45)	$(3.06)
Diluted	$(1.39)	$1.70	$3.17	$(5.45)	$(3.06)
Weighted average common shares outstanding:
Basic	42,224	37,061	35,919	35,486	34,580
Diluted	42,224	37,088	36,007	35,486	34,580

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance sheets data:
Cash, cash equivalents, and marketable securities	$125,699	$131,201	$166,972	$289,278	$391,890
Total assets	$130,187	$137,165	$175,576	$299,630	$428,851
Deferred revenue	$—	$—	$—	$209,976	$213,066
Royalty purchase liability	$—	$—	$125,000	$125,000	$125,000
Total liabilities	$12,984	$13,206	$137,535	$394,248	$368,904
Additional paid-in capital	$597,679	$545,585	$522,759	$504,517	$465,927
Accumulated deficit	$(480,526)	$(421,667)	$(484,754)	$(598,959)	$(405,539)
Total stockholders’ equity (deficit)	$117,203	$123,959	$38,041	$(94,618)	$59,947

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
We believe that both therapeutics and gene therapy serve important roles in drug development and providing potential treatment options for patients suffering from retinal diseases. Our most advanced therapeutic product candidate is Zimura® (avacincaptad pegol), a complement C5 inhibitor. In October 2019, we announced initial, top-line data from a randomized, controlled clinical trial of Zimura in geographic atrophy, or GA, secondary to dry age-related macular degeneration, or AMD, which we will refer to as the OPH2003 trial. The top-line data confirmed that Zimura met the prespecified primary endpoint in the trial in reducing the rate of GA growth in patients with dry AMD. The reduction in the mean rate of GA growth over 12 months using the square root transformation was 0.110 mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124 mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, indicating an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham for both dose groups. These data for both dose groups were statistically significant and we believe demonstrate a clinically relevant reduction in rate of GA growth. Based on our review of the safety data to date, Zimura was generally well tolerated over 12 months of administration in this clinical trial. Over this 12-month period, there were no investigator-reported ocular serious adverse events, no Zimura-related adverse events, no cases of Zimura-related intraocular inflammation, no cases of Zimura-related increased intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to Zimura. OPH2003 was designed to be a Phase 2b screening trial, with the potential to qualify as a pivotal trial depending on the magnitude and statistical significance of the potential benefit observed. We believe that the safety and efficacy results from the OPH2003 trial could potentially satisfy the U.S. Food and Drug Administration's, or FDA’s, requirements as one of the two pivotal clinical trials typically required for marketing approval of a pharmaceutical product. We are preparing for an international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial of Zimura in this indication, which we refer to as the ISEE2008 trial, with the goal of beginning patient enrollment during the first quarter of 2020.
We currently have two gene therapy product candidates in preclinical development and several collaborative gene therapy sponsored research programs ongoing. Subject to successful completion of preclinical development and manufacturing under current good manufacturing practices, or GMP, and regulatory review, we plan to initiate a Phase 1/2 clinical trial for IC-100, our lead gene therapy product candidate, during the fourth quarter of 2020.
Our therapeutics portfolio consists of Zimura and our preclinical development program of High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitors. We are targeting the following diseases with Zimura:

•	GA, which is the advanced stage of AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and

•
autosomal recessive Stargardt disease, or STGD1, which is characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue of young adults, leading to loss of vision.

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

•	Leber Congenital Amaurosis type 10, or LCA10, which is characterized by severe bilateral loss of vision at or soon after birth;

•	autosomal recessive Stargardt disease; and

•	IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A, or Usher 2A, and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.
Therapeutic Development Programs
Zimura Clinical Programs
Zimura, our C5 complement inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity.   We currently have two clinical trials for Zimura ongoing and are planning an additional, Phase 3 clinical trial for Zimura. The following is a brief description of these trials and their current status:

•
OPH2003 (GA secondary to dry AMD): an ongoing international, randomized, double masked, sham controlled, multi-center pivotal clinical trial evaluating the safety and efficacy of various doses of Zimura in patients with GA secondary to dry AMD. We enrolled a total of 286 patients in this trial. In October 2019, we announced initial, top-line data from this trial based on the first 12 months of this trial. This trial remains ongoing and, in accordance with the clinical trial protocol, patients will continue to be treated and followed through month 18. The primary purpose of the 18 month time point is to gather additional safety data. This trial is not designed to assess, and the prespecified statistical analysis plan for the trial does not include assessing, the statistical significance of the 18 month efficacy data for the treatment groups as compared to the corresponding sham control groups. Any analysis of the 18-month efficacy data will be descriptive only. We expect the month 18 data to be available by the end of the second quarter of 2020.

•
ISEE2008 (GA secondary to dry AMD): a planned international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura 2 mg in patients with GA secondary to dry AMD. The primary efficacy endpoint for this trial will be the same as the primary efficacy endpoint for the OPH2003 trial, and, if data from this trial are positive, we expect this trial to potentially qualify as a second, pivotal clinical trial that may provide data, together with the data from our other Zimura clinical trials, to support a marketing application for Zimura in GA. We plan to enroll approximately 400 patients in this trial, with the goal of beginning patient enrollment during the first quarter of 2020.

•
OPH2005 (STGD1): an ongoing, randomized, double masked, sham controlled, multi-center Phase 2b clinical trial, which we refer to as the OPH2005 trial, evaluating the safety and efficacy of Zimura for the treatment of STGD1. Similar to OPH2003, OPH2005 was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed, and which we believe could potentially serve as a pivotal clinical trial. We completed enrollment for this trial in February 2019 with a total of 95 patients enrolled. We expect that initial, top-line data from this clinical trial will be available during the second half of 2020.

HtrA1 Inhibitor Program
We are pursuing the preclinical development of our HtrA1 inhibitor program for the treatment of GA secondary to dry AMD and potentially other age-related retinal diseases. Our HtrA1 inhibitor program includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested. We have identified a lead compound from this program. We are pursuing process development and formulation development with the goal of developing a manufacturing process and a formulation for intravitreal administration of this lead compound in the eye. If we are successful in developing a manufacturing process for and formulating this lead compound, we plan to initiate investigational new drug, or IND, enabling activities for this product candidate. Based on current timelines and subject to successful completion of preclinical development and GMP manufacturing, we plan to file an IND for a product candidate from this program during 2021.
Gene Therapy Research and Development Programs
IC-100: Product Candidate for RHO-adRP
We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP, to which we acquired exclusive development and commercialization rights through a June 2018 license agreement with the University of Florida Research Foundation, or UFRF, and the University of Pennsylvania, or Penn. We and Penn are conducting preclinical studies of IC-100 and a natural history study of RHO-adRP patients. In parallel, we have engaged a gene therapy contract development and manufacturing organization, or CDMO, as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-100. We are conducting Phase 1/2 clinical manufacturing and other IND-enabling activities. Based on current timelines and subject to successful completion of preclinical development and GMP manufacturing and regulatory review, we plan to initiate a Phase 1/2 clinical trial for IC-100 during the fourth quarter of 2020.
IC-200: Product Candidate for BEST1-Related IRDs
We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs, including Best disease, to which we acquired exclusive development and commercialization rights through an April 2019 license agreement with Penn and UFRF. We and Penn are conducting preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs. In parallel, we have engaged a gene therapy CDMO as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-200. We are planning for Phase 1/2 clinical manufacturing and other IND-enabling activities. Based on current timelines and subject to successful completion of preclinical development and GMP manufacturing and regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-200 during the first half of 2021.
Minigene Programs
AAV vectors are generally limited as a delivery vehicle by the size of their genetic cargo, which is restricted to approximately 4,700 base pairs of genetic code. The use of minigenes seeks to deliver a smaller but still functional form of a larger gene packaged into a standard-size AAV delivery vector.  The goal of minigene therapy is to deliver a gene expressing a protein that, although different from the naturally occurring protein, is nonetheless functional for purposes of treating the associated disease.
We are funding several sponsored research programs at UMMS seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. The following is a summary of these minigene programs and their status:

•
miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research, which is ongoing, has yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS is continuing to optimize constructs with the goal of identifying a lead construct by the middle of 2020.

•
miniABCA4 (STGD1): This program, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS has generated and is evaluating several ABCA4 minigene constructs in both in vitro and in vivo experiments. We have received preliminary results and expect to receive additional results from the miniABCA4 program during the second half of 2020.

•
miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa. We initiated this sponsored research with UMMS in July 2019 and expect to receive preliminary results during the second half of 2020.

In addition to the license agreement for the miniCEP290 program, UMMS has granted us an option to obtain an exclusive license to any patents or patent applications that result from any of these sponsored research programs.
Business Development and Financing Activities
Since early 2017, we have been pursuing a business development strategy to evaluate available technologies to treat ophthalmic diseases, particularly those in the back of the eye, and to explore opportunities to obtain rights to additional products and product candidates employing these technologies. As we evaluated numerous potential opportunities, we have come to believe that gene therapy, in addition to therapeutics, is a promising treatment modality for retina diseases for which there are significant unmet medical needs. Our efforts have resulted in the expansion of our research and development pipeline, including in 2018 and 2019, the addition of several gene therapy product candidates and collaborative sponsored research programs as well as our HtrA1 inhibitor program.
In December 2019, we completed an underwritten public offering in which we sold approximately 7,750,000 shares of our common stock, which includes shares purchased pursuant to the underwriters' option to purchase additional shares of our common stock, at a public offering price of $4.00 per share. We also sold to certain investors pre-funded warrants to purchase 3,750,000 shares of our common stock at a public offering price of $3.999 per share underlying each warrant. We raised approximately $42,600,000.0 million in net proceeds from this offering.
As we continue the development of our product candidates and programs and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We have been, and plan to continue, exploring options for the future development and potential commercialization of Zimura, including potential collaboration and out-licensing opportunities, including for indications for which we previously developed Zimura such as wet AMD and idiopathic polypoidal choroidal vasculopathy, or IPCV. In addition, we expect to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases. We could also consider business development opportunities that also offer us a financing opportunity. We will continue to pursue capital raising opportunities when they are available on terms that are favorable to us and if the opportunity advances our strategic goals.
Financial Matters
As of December 31, 2019, we had cash and cash equivalents of $125.7 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned into the beginning of 2022. In addition, we estimate that our year-end 2020 cash and cash equivalents will range between $60 million and $70 million. These estimates are based on our current business plan, including the continuation of our current research and development programs, including the ISEE2008 trial. These estimates do not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or if we commence any new sponsored research programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
Prior Novartis Agreement
In May 2014, we entered into a licensing and commercialization agreement with Novartis Pharma AG, or Novartis, which we refer to as the Novartis Agreement. Under the Novartis Agreement, we granted Novartis exclusive rights under specified patent rights, know-how and trademarks controlled by us to manufacture standalone Fovista products and products combining Fovista with an anti-VEGF agent to which Novartis had rights in a co-formulated product, for the treatment, prevention, cure or control of any human disease, disorder or condition of the eye, and to develop and commercialize those licensed products in all countries outside of the United States, which we refer to as the Novartis Territory. We agreed to use commercially reasonable efforts to complete our pivotal Phase 3 clinical program for Fovista and Novartis agreed to use commercially reasonable efforts to develop a standalone Fovista product and a co-formulated product containing Fovista and an anti-VEGF agent to which Novartis had rights, and to use commercially reasonable efforts, subject to obtaining marketing approval, to commercialize licensed products in the Novartis Territory in accordance with agreed development and marketing plans. Novartis paid us a $200.0 million upfront fee upon execution of the Novartis Agreement, as well as $50.0 million upon the achievement of each of two patient enrollment-based milestones, and $30.0 million upon the achievement of a third, and final, enrollment-based milestone, for an aggregate of $330.0 million. In July 2017, we and Novartis entered into a letter agreement, which we refer to as the July 2017 Letter Agreement, to streamline the process and timeline for evaluating data from the final Fovista Phase 3 clinical trial once it became available. In October 2017, following the failure of the Phase 3 Fovista program and pursuant to the terms of the July 2017 Letter Agreement, Novartis elected to terminate the Novartis Agreement with immediate effect.
Prior Novo Agreement
In May 2013, we entered into a Purchase and Sale Agreement with Novo Holdings A/S (formerly Novo A/S and which we refer to as Novo), which we refer to as the Novo Agreement, pursuant to which we obtained financing in three tranches in an aggregate amount equal to $125.0 million in return for the sale to Novo of aggregate royalties of a mid-single-digit percentage on worldwide sales of Fovista, certain products related to Fovista, as specified in the Novo Agreement, or Fovista-Related Products, and certain other PDGF antagonists which we might develop, as specified in the Novo Agreement, or Other Products. The three tranches of financing closed in May 2013, January 2014 and November 2014. We recorded the aggregate $125.0 million in proceeds that we received under the Novo Agreement as a royalty purchase liability on our Balance Sheet in accordance with Accounting Standards Codification, or ASC, 730, Research and Development, or ASC 730.
On December 31, 2018, we and Novo entered into a letter agreement, which we refer to as the Novo Termination Agreement, that terminated the Novo Agreement. As a result of the Novo Termination Agreement, Novo relinquished all rights to receive royalties based on net sales of Fovista, Fovista-Related Products and Other Products. In exchange, we agreed to forbear from any future filing, prosecution, maintenance or enforcement of any intellectual property rights related to Fovista, Fovista-Related Products or Other Products, and from granting any third party or affiliate any right or license in any such intellectual property rights or clinical study data generated by or on behalf of us, our affiliates, licensees or sublicensees, for the development, manufacture or commercialization of Fovista, Fovista-Related Products, Other Products or any other antagonists of PDGF. The foregoing restriction does not apply to gene therapies (so long as we do not grant any rights or licenses to intellectual property or clinical study data related to Fovista or Fovista-Related Products). We further agreed, until December 31, 2028, not to develop, manufacture, seek or obtain regulatory approval for or commercialize Fovista, Fovista-Related Products or Other Products without the prior written consent of Novo. The foregoing restriction does not apply to any gene therapies (so long as we do not utilize data related to Fovista or Fovista-Related Products).
Effective December 31, 2018, as a result of the Novo Termination Agreement, we extinguished the $125.0 million royalty purchase liability from our Balance Sheet as we no longer have any obligation to repay Novo the $125.0 million through future product royalties or any other development activities. In addition, we recognized a related gain of $125.0 million in our Statements of Operations for the year ended December 31, 2018. The extinguishment of the royalty purchase liability and the related gain did not impact our cash balance for that period as we had received the proceeds related to the royalty purchase liability in prior periods.
Financial Operations Overview
Revenue
As we have no products approved for sale, we do not expect to receive any revenue related to our product candidates until we obtain regulatory approval for and commercialize such products, or until we potentially enter into agreements with third parties for the development and commercialization of our product candidates. If our development efforts for any of our product candidates result in regulatory approval or if we enter into collaboration agreements with third parties, including for any collaborations or outlicensing of rights for further development and potential commercialization of Zimura, we may generate revenue from product sales or from such third parties.

Prior to 2018, our revenue resulted from payments received under the Novartis Agreement as modified by the July 2017 Letter Agreement. We completed the deliverables under the Novartis Agreement during the third quarter of 2017.

In May 2014, we received an upfront payment of $200.0 million in connection with our entry into the Novartis Agreement, which was not recorded as revenue due to the existence of a contingency with respect to our right to terminate the agreement in certain circumstances and the associated termination fee that is equal to the entire $200.0 million upfront payment, which we would have been required to repay if we elected to exercise this termination option. In each of September 2014 and March 2015, we achieved a $50.0 million patient enrollment-based milestone, and in June 2016, we achieved a further $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million in milestones.  We used the relative selling price method to allocate these payments to contract deliverables based on our performance obligations under the Novartis Agreement.

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
Below is a summary of the components of our collaboration revenue for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
License revenue	$—	$—	$152,912
Research and development activity revenue	—	—	56,180
API transfer revenue	—	—	754
Joint operating committee revenue	—	—	131
Total collaboration revenue	$—	$—	$209,977
Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of our product candidates and costs associated with our gene therapy sponsored research programs. Our research and development expenses consist of:

•
external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations, or CROs, and other vendors and CDMOs for the production and analysis of drug substance and drug product; and

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
All research and development expenses are charged to operations as incurred in accordance with ASC 730. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we record expenses by functional department. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by project area or product candidate, as shown below.

The following table summarizes our research and development expenses for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Zimura	$13,252	$17,109	$11,986
HtrA1	459	6,900	—
RHO-adRP	7,402	1,921	—
BEST1	4,572	40	—
Other gene therapy	1,384	1,968	—
Fovista	46	(358)	21,698
Personnel-related	6,771	6,088	19,413
Share-based compensation	4,260	4,967	11,114
Other	1,498	3,102	2,078
	$39,644	$41,737	$66,289
As we continue our ongoing clinical trials for Zimura and initiate our planned ISEE2008 trial, we expect our research and development expenses for Zimura to increase. We also expect our research and development expenses for each of IC-100, IC-200, our miniCEP290 program and our HtrA1 inhibitors program to increase. We expect our research and development expenses for our other collaborative gene therapy sponsored research programs to decrease as the sponsored research for those programs reaches completion. Our research and development expenses may also increase if we in-license or acquire any new product candidates, including from our collaborative gene therapy sponsored research programs, or if we commence any new sponsored research programs.
Our costs may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as issues with patient enrollment, the retention of enrolled patients or the availability of drug supply, or in our preclinical development programs, such as inability to develop formulations or if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities or build internal research capabilities or pursue internal research efforts.
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
A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, we plan to begin the ISEE2008 trial, which is a single Phase 3 clinical trial evaluating Zimura for GA, with the expectation that data collected from this trial, if positive, together with data from our OPH2003 trial, will be sufficient to seek marketing approval for this indication in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the ISEE2008 trial beyond our current expectations or conduct additional clinical trials for Zimura in GA in order to seek or maintain regulatory approval or qualify for reimbursement approval. As a result of any of the above, we could be required to expend significant additional financial resources and time on the completion of clinical development of Zimura in GA.
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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses related to our academic research collaborators, CROs, CDMOs and other vendors in connection with research and development and manufacturing activities.

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

As we have no products approved for sale, we do not expect to receive any revenue from product candidates that we are developing until we obtain regulatory approval and commercialize such products, or until we potentially enter into agreements with third parties for the development and commercialization of our product candidates. If our development efforts for any of our product candidates result in regulatory approval or if we enter into collaboration agreements with third parties, including for any collaborations or outlicensing of rights for further development and potential commercialization of Zimura, we may generate revenue from product sales or from such third parties.

In the future, we will evaluate revenue contracts and arrangements, if any, following the provisions of the Financial Account Standards Board, or FASB, ASC, Revenue from Contracts with Customers (Topic 606), or ASC 606.

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

We use the Black-Scholes option pricing model to value our stock option awards and the options to purchase shares under our employee stock purchase plan. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk-free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. We calculate expected volatility based on daily historical volatility during the time period that corresponds to the expected option term. We calculate the expected term of stock option grants to employees based on an analysis of actual option exercises. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
Expected common stock price volatility	110%	85%	81%
Risk-free interest rate	1.38-2.54	2.39% - 2.95%	1.82% - 2.38%
Expected term of options (years)	4.8	6.0	6.1
Expected dividend yield	—	—	—
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
Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $9.2 million, $11.1 million and $18.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had $13.3 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.0 years. We expect to grant additional stock options that will result in additional share-based compensation expense for our equity awards to employees, non-employee directors and consultants.
For the years ended December 31, 2019, 2018 and 2017, we allocated share-based compensation as follows:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$4,260	$4,967	$11,114
General and administrative	4,920	6,105	7,057
Total	$9,180	$11,072	$18,171
In October 2019, our board of directors adopted the 2019 Inducement Stock Incentive Plan, or the Inducement Plan, pursuant to which we may grant, subject to the terms of the Inducement Plan and the rules of The Nasdaq Global Select Market, or Nasdaq, nonstatutory stock options, restricted stock, RSUs, and other stock-based awards up to an aggregate of 1,000,000 shares of our common stock. The Inducement Plan permits us to, subject to the approval of each grant by the compensation committee of our board of directors, use the stock-based awards available under the Inducement Plan to attract key employees for the growth of our business. On October 31, 2019, we filed a Registration Statement on Form S-8 with the SEC to register under the Securities Act all shares that are issuable under the Inducement Plan. An initial award under the Inducement Plan consisting of an option to purchase 300,000 shares of our common stock and 50,000 RSUs was granted to one new employee, effective as of November 1, 2019.
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

The deferred tax assets associated with our losses incurred in 2018 have a full valuation allowance recorded against them due to our history of losses and the lack of other positive evidence to support future taxable income against which these losses could be applied. See Note 11 to our financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding our expectations with respect to our income tax provision.

We are projecting a tax loss for 2019, none of which may be carried back to any prior taxable years. Although we recognized income under GAAP during 2018 and 2017, this income is primarily due to the Novo Agreement and the Novartis Agreement, which had previously been recorded on our federal and state income tax returns. This recognition of income resulted in the reduction of a deferred tax asset that was completely offset by a previously recorded valuation allowance. With respect to the remaining deferred tax assets, except for the AMT credits previously discussed above, there was no change in the amount of assets realizable at December 31, 2019.
Results of Operations
Comparison of Years Ended December 31, 2019 and 2018

	Years ended December 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$39,644	$41,737	$(2,093)
General and administrative	21,628	23,612	(1,984)
Total operating expenses	61,272	65,349	(4,077)
Loss from operations	(61,272)	(65,349)	(4,077)
Interest income	2,151	2,389	(238)
Gain on extinguishment of royalty purchase liability	—	125,000	(125,000)
Other income (expense)	151	(16)	(167)
Income (loss) before income tax benefit	(58,970)	62,024	(120,994)
Income tax benefit	(111)	(1,063)	(952)
Net income (loss)	$(58,859)	$63,087	$(121,946)
Research and Development Expenses
Our research and development expenses were $39.6 million for the year ended December 31, 2019, a decrease of $2.1 million compared to $41.7 million for the year ended December 31, 2018. The decrease in research and development expenses for the year ended December 31, 2019 was primarily due to a $6.4 million decrease in costs associated with our HtrA1 inhibitor program, a $3.9 million decrease in costs associated with our Zimura program and a $1.6 million decrease in professional services and consulting fees. The decreased costs for our HtrA1 inhibitor program related to the immediate expensing in 2018 of the in-process research and development costs of our HtrA1 inhibitor program acquired through our acquisition of Inception 4 in 2018. The decreased costs for our Zimura programs included lower costs related to a decrease in Zimura manufacturing activities and lower clinical trial costs as a result of the completion of the OPH2007 trial during the fourth quarter of 2018 and the completion of patient recruitment for the OPH2003 trial during the fourth quarter of 2018 and the associated reduction in site initiation costs. The decreased costs for our Zimura programs were partially offset by increased costs associated with the continued progress of the OPH2005 trial. The overall decrease in research and development expenses was partially offset by a $9.4 million increase in costs resulting from the expansion of our gene therapy programs.
General and Administrative Expenses
Our general and administrative expenses were $21.6 million for the year ended December 31, 2019, a decrease of $2.0 million, compared to $23.6 million for the year ended December 31, 2018. The decrease in general and administrative expenses was primarily due to a decrease of $1.6 million in personnel expenses and a decrease of $0.5 million in professional and consulting fees. The decrease in personnel expenses included a decrease of $1.2 million in share-based compensation expense as a result of a decrease in the fair value of our common stock.
Interest Income
Interest income for the year ended December 31, 2019 was $2.2 million compared to interest income of $2.4 million for the year ended December 31, 2018. The decrease in interest income earned during the year ended December 31, 2019 was the result of a decrease in cash balances available for investment.
Gain on Extinguishment of Royalty Purchase Liability
On December 31, 2018, we entered into the Novo Termination Agreement, which terminated the Novo Agreement. As we no longer had an obligation to repay Novo the $125.0 million that it had provided us pursuant to the Novo Agreement, we extinguished the $125.0 million royalty purchase liability from our Balance Sheet as of December 31, 2018 and recognized a related gain of $125.0 million in our Statements of Operations for the year ended December 31, 2018. This gain on the extinguishment of the royalty purchase liability did not impact our cash balance during that period as we had received the proceeds related to the royalty purchase liability in prior periods.
Income Tax Benefit
We recorded a benefit from income taxes of approximately $0.1 million and $1.1 million for the year ended December 31, 2019 and 2018, respectively, which primarily related to the settlement of local tax audits.
Although we had net income before income taxes during 2018, this income is primarily due to the Novo Termination Agreement. Payments received under the Novo Agreement had previously been recorded as revenue on our federal and state income tax returns during the periods in which the payments were received. The recognition of income for financial statement purposes resulted in the reduction of a deferred tax asset that was completely offset by a previously recorded valuation allowance.
Comparison of Years Ended December 31, 2018 and 2017

	Years ended December 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Collaboration revenue	$—	$209,977	$(209,977)
Operating expenses:
Research and development	41,737	66,289	(24,552)
General and administrative	23,612	35,683	(12,071)
Total operating expenses	65,349	101,972	(36,623)
Income (loss) from operations	(65,349)	108,005	(173,354)
Interest income	2,389	1,522	867
Gain on extinguishment of royalty purchase liability	125,000	—	125,000
Other income (expense)	(16)	(34)	(18)
Income (loss) before income tax benefit	62,024	109,493	(47,469)
Income tax benefit	(1,063)	(4,712)	(3,649)
Net income (loss)	$63,087	$114,205	$(51,118)
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
Research and Development Expenses
Our research and development expenses were $41.7 million for the year ended December 31, 2018, a decrease of $24.6 million compared to $66.3 million for the year ended December 31, 2017. The decrease in research and development expenses for the year ended December 31, 2018 was primarily due to a $22.1 million decrease in costs associated with our Fovista programs, including our Fovista Phase 3 clinical program and the Fovista Expansion Studies, and a $19.5 million decrease in personnel costs. The decreased costs for our Fovista program included lower costs related to Fovista manufacturing activities and lower clinical trial costs as a result of the wind-down of our Fovista Phase 3 clinical trials and the Fovista

Expansion Studies. The decrease in personnel costs included a $6.1 million decrease in share-based compensation costs and a $4.9 million decrease in severance costs as a result of our reduction in force completed during 2017. This overall decrease was offset by the immediate expensing of $6.9 million in 2018 related to in-process research and development costs for our HtrA1 inhibitor program acquired through our acquisition of Inception 4 in 2018, a $5.1 million increase in costs associated with our Zimura programs and a $3.9 million increase in costs resulting from the initiation of our gene therapy programs. The increase in costs for our Zimura programs related to our clinical trial activities as a result of the initiation of the OPH2005 trial, the advancement of the OPH2003 trial and the completion of the OPH2007 trial. These increased clinical trial costs were partially offset by a decrease in Zimura manufacturing activities during 2018.
General and Administrative Expenses
Our general and administrative expenses were $23.6 million for the year ended December 31, 2018, a decrease of $12.1 million, compared to $35.7 million for the year ended December 31, 2017. The decrease in general and administrative expenses was primarily due to a decrease in costs to support our operations and infrastructure as a result of our reduction in personnel and the termination of facilities leases completed during 2017. General and administrative expenses for the year ended December 31, 2017 included approximately $6.5 million in costs related to our previously announced reduction in force and the termination of facilities leases.
Interest Income
Interest income for the year ended December 31, 2018 was $2.4 million compared to interest income of $1.5 million for the year ended December 31, 2017. The increase in interest income earned during the year ended December 31, 2018 was the result of an increase in interest rates and a change in the mix of our investment portfolio, which previously only included investments in money market funds and now includes investment in certain investment-grade corporate debt securities with original maturities of 90 days or less. This increase in interest income was partially offset by a decrease in cash balances available for investment.
Gain on Extinguishment of Royalty Purchase Liability
On December 31, 2018 we entered into the Novo Termination Agreement, which terminated the Novo Agreement. As we no longer had an obligation to repay Novo the $125.0 million that it had provided us pursuant to the Novo Agreement, we extinguished the $125.0 million royalty purchase liability from our Balance Sheet as of December 31, 2018 and recognized a related gain of $125.0 million in our Statements of Operations for the year ended December 31, 2018. This gain on the extinguishment of the royalty purchase liability did not impact our cash balance during that period as we had received the proceeds related to the royalty purchase liability in prior periods.
Income Tax Benefit
During the year ended December 31, 2018, we recorded a benefit from income taxes of approximately $1.1 million, which primarily related to the settlement of a local tax audit.
During the year ended December 31, 2017, we recorded a benefit from income taxes of approximately $4.7 million, which primarily related to a $3.5 million reduction in our valuation allowances for AMT credits to reflect the impact of the TCJA and the settlement of a franchise tax audit for $1.4 million. These were partially offset by the reversal of previously recorded benefits related to the change in unrealized gains of our investment portfolio.
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
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under the Novo Agreement, our initial public offering, which we closed in September 2013, funds we received under the Novartis Agreement, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014 and December 2019. In August 2018, we filed a universal shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, to register for sale from time to time up to $150.0 million of common stock, preferred stock, debt securities, depositary shares, warrants and/or units in one or more registered offerings. The Shelf Registration was declared effective on August 15, 2018.
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
In December 2019, we completed an underwritten public offering in which we sold approximately 7,750,000 shares of our common stock, which includes the underwriters' option to purchase additional shares of our common stock, at a public offering price of $4.00 per share, and at a price per share of $3.736 to the underwriters. We also sold to certain investors pre-funded warrants to purchase 3,750,000 shares of our common stock at a public offering price of $3.999 per share underlying each warrant, and at a purchase price of $3.735 per share underlying each warrant to the underwriters.

The net proceeds from the offering, after deducting underwriting discounts and commissions of $3.0 million and other offering expenses of $0.4 million, was approximately $42.6 million.  The shares and the warrants were issued pursuant to the Shelf Registration. A prospectus supplement relating to the offering was filed with the SEC.
Cash Flows
As of December 31, 2019, we had cash and cash equivalents totaling $125.7 million and no debt. We primarily invest our cash and cash equivalents in money market funds and certain investment-grade corporate debt securities.
The following table shows a summary of our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(48,490)	$(41,911)	$(121,821)
Investing Activities	150	—	154,792
Financing Activities	42,838	6,140	71
Net change in cash and cash equivalents	$(5,502)	$(35,771)	$33,042
Cash Flows from Operating Activities
The net cash used in operating activities, which was $48.5 million and $41.9 million for the years ended December 31, 2019 and 2018, respectively, relates primarily to net cash used to fund our Zimura clinical trials and support the preclinical development activities of our gene therapy programs and our HtrA1 inhibitor program.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2019 relates to the proceeds received from the sale of manufacturing and clinical equipment. We had no net cash provided by investing activities for the year ended December 31, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2019 was $42.8 million and relates primarily to cash received from our December 2019 public offering of our common stock. Net cash provided by financing activities for the year ended December 31, 2018 was $6.1 million and relates primarily to cash acquired as part of the Inception 4 acquisition.
Funding Requirements
Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned and as we initiate the ISEE2008 trial. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, UFRF and Penn with respect to IC-100 and IC-200, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into for additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:

•	continue the development of Zimura in GA and STGD1;

•	continue the development of IC-100 and IC-200 and pursue our collaborative gene therapy sponsored research programs;

•	continue the preclinical development of our HtrA1 inhibitors program;

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
As of December 31, 2019, we had cash and cash equivalents of $125.7 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements as currently planned into the beginning of 2022. In addition, we estimate that our year-end 2020 cash and cash equivalents will range between $60 million and $70 million. These estimates are based on our current business plan, including the continuation of our current research and development programs including the ISEE2008 trial. These estimates do not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or if we commence any new sponsored research programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
Our future capital requirements will depend on many factors, including:

•	the scope, progress, costs and results of our current and planned Zimura clinical programs;

•
the scope, progress, costs and results of our efforts to develop IC-100 and IC-200, including activities to establish manufacturing capabilities and preclinical testing to enable us to file INDs for these product candidates;

•
the scope, progress, costs and results from our collaborative gene therapy sponsored research programs, including costs related to the in-license and future development of any promising product candidates that emerge from these programs;

•
the scope, progress, costs and results of our efforts to develop our HtrA1 inhibitors program, including activities to establish manufacturing capabilities and formulation development and other preclinical development activities to enable us to file an IND for a product candidate from this program;

•	the costs, progress and timing of process development, manufacturing scale-up and validation activities, analytical method development and stability studies associated with our product candidates;

•	our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of Zimura;

•	the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•	scope, timing and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•
subject to receipt of marketing approval and any required reimbursement approvals, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.

We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience any unforeseen issue in our ongoing clinical trials, such as issues with patient enrollment, the retention of enrolled patients or the availability of drug supply, or in our preclinical development programs, such as inability to develop formulations or if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities or build internal research capabilities or pursue internal research efforts. For example, we plan to begin the ISEE2008 trial, a single Phase 3 clinical trial evaluating Zimura for GA, with the expectation that data collected from this trial, if positive, together with data from our OPH2003 trial, will be sufficient to seek marketing approval for this indication in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the ISEE2008 trial beyond our current expectations or conduct additional clinical trials for Zimura in GA in order to seek or maintain regulatory approval or qualify for reimbursement approval. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $42.6 million in net proceeds through our December 2019 public offering, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on Nasdaq may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.
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
In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Archemix C5 License Agreement
In September 2011, we entered into the C5 License Agreement with Archemix relating to anti-C5 aptamers. In connection with the C5 License Agreement, as amended, we paid Archemix an upfront licensing fee of $1.0 million and issued to Archemix an aggregate of 2,000,000 shares of our series A-1 preferred stock and 500,000 shares of our series B-1 preferred stock. We have also paid Archemix an aggregate of $2.0 million in fees based on our achievement of specified clinical milestone events under the C5 License Agreement. This amount does not include the milestone payment obligation of $1.0 million triggered by the positive, initial top-line data from the OPH2003 trial, which is included as a payable on our Consolidated Balance Sheet as of December 31, 2019 and as an expense on our Consolidated Statement of Operations for the year ended December 31, 2019.

Under the C5 License Agreement, for each anti-C5 aptamer product that we may develop under the agreement, including Zimura, we are obligated to make additional payments to Archemix of up to an aggregate of $56.5 million if we achieve specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, we are also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if we achieve specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under the C5 License Agreement. We are not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
For more information about the C5 License Agreement, please see the section entitled "Licensing and Other Arrangements—Zimura - Archemix C5 License Agreement" in Part I, Item 1 of this Annual Report on Form 10-K.
Inception 4 Merger Agreement
In October 2018, we and Inception 4, Inc., or Inception 4, entered into the Inception 4 Merger Agreement, pursuant to which we acquired Inception 4 through a merger transaction. As part of the transaction, we received approximately $6.1 million in cash.
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
For more information about the Inception 4 Merger Agreement, please see the section entitled "Licensing and Other Arrangements—HtrA1 Inhibitor Program - Inception 4 Merger Agreement" in Part I, Item 1 of this Annual Report on Form 10-K.
RHO-adRP Gene Therapy Agreements with UFRF and Penn
RHO-adRP License Agreement
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
For more information about the RHO-adRP License Agreement, please see the section entitled "Licensing and Other Arrangements—License Agreement with UFRF and Penn for IC-100" in Part I, Item 1 of this Annual Report on Form 10-K.
RHO-adRP Master Sponsored Research Agreement
In June 2018, we also entered into a Master Sponsored Research Agreement, or the RHO-adRP Master SRA, with Penn. Under the RHO-adRP Master SRA, Penn has agreed to perform, on a project basis, certain sponsored research and to provide the results of such research to us. The scope of each project and certain associated terms, including financial terms, are to be specified in a statement of work for each project.

Under the RHO-adRP Master SRA, Penn has granted us an exclusive first option to obtain, for no additional consideration and pursuant to the terms of the RHO-adRP License Agreement, an exclusive license to any patents or patent applications resulting from the sponsored research that is fully-funded by us and that relate to the patent rights licensed under the RHO-adRP License Agreement. In addition, under the RHO-adRP Master SRA, Penn has granted us an exclusive first option to negotiate to acquire an exclusive license, on commercially reasonable terms, to any patents or patent applications resulting from the sponsored research that is not fully funded by us or do not relate to the patent rights licensed under the RHO-adRP License Agreement.
The initial term of the RHO-adRP Master SRA expires on June 6, 2021, provided that in the event of a termination of the RHO-adRP Master SRA, any statements of work in effect at the time of such termination shall continue in effect, subject to the terms of the RHO-adRP Master SRA, until expiration or termination of the applicable statement of work. Either party may terminate the RHO-adRP Master SRA or a statement of work if the other party breaches any of the terms or conditions of the RHO-adRP Master SRA or statement of work, as applicable, and does not cure such breach within a specified cure period. In addition, either party may terminate an applicable statement of work if the services of the applicable principal investigator are no longer available to Penn and an acceptable substitute is not appointed within an agreed-upon period. The RHO-adRP Master SRA contains indemnification and dispute resolution provisions that are customary for agreements of its kind.
We and Penn have entered into a series of statements of work under the RHO-adRP Master SRA pursuant to which Penn is conducting preclinical studies of IC-100, our RHO-adRP gene therapy product candidate, as well as a natural history study of RHO-adRP patients. The total amount of funding for the sponsored research covered by these statements of work that we have committed to date and are expecting to commit to is in the low single-digit millions of dollars.
BEST1 Gene Therapy Agreements with Penn and UFRF
BEST1 License Agreement
In May 2019, we paid Penn, for the benefit of Penn and UFRF, a $0.2 million upfront license issuance fee in connection with entry into the BEST1 License Agreement, which was recorded as a research and development expense, and we paid UFRF accrued patent prosecution expenses of approximately $18 thousand, which was recorded as a general and administrative expense. We have also agreed to pay Penn, for the benefit of Penn and UFRF, an annual license maintenance fee in the low double-digit thousands of dollars, which fee will be payable on an annual basis until the first commercial sale of a licensed product. In addition, we have agreed to pay Penn, for the benefit of Penn and UFRF, a one-time patent grant fee in the low triple-digit thousands of dollars, upon the issuance of a U.S. patent that claims inventions disclosed in the licensed patent rights or know-how or inventions generated under certain related sponsored research agreements with Penn or UFRF, and that is exclusively licensed to us. Furthermore, we have agreed to reimburse Penn and UFRF for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.

We have further agreed to pay Penn, for the benefit of Penn and UFRF, up to an aggregate of $15.7 million if we achieve specified clinical, marketing approval and reimbursement approval milestones with respect to one licensed product, and up to an aggregate of an additional $3.1 million if we achieve these same milestones with respect to a different licensed product. In addition, we have agreed to pay Penn, for the benefit of Penn and UFRF, up to an aggregate of $48.0 million if we achieve specified commercial sales milestones with respect to one licensed product, and up to an aggregate of an additional $9.6 million if we achieve these same milestones with respect to a different licensed product.

We are also obligated to pay Penn, for the benefit of Penn and UFRF, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by us with respect to such licensed product in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to research, develop, manufacture and commercialize the licensed product in such country. Our obligation to pay royalties under the BEST1 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:

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
If we or any of our affiliates sublicense any of the licensed patent rights to a third party, we will be obligated to pay Penn, for the benefit of Penn and UFRF, a high single-digit to a mid ten's percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the sublicensed product at the time we or the applicable affiliate enters into the sublicense.

If we receive a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and we subsequently use such priority review voucher in connection with a different product candidate outside the scope of the BEST1 License Agreement, we will be obligated to pay Penn, for the benefit of Penn and UFRF, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if we sell such a priority review voucher to a third party, we will be obligated to pay Penn, for the benefit of Penn and UFRF, a high single-digit percentage of any consideration received from such third party in connection with such sale.
For more information about the BEST1 License Agreement, please see the section entitled "Licensing and Other Arrangements—License Agreement with Penn and UFRF for IC-200" in Part I, Item 1 of this Annual Report on Form 10-K.
BEST1 Master Sponsored Research Agreement

In October 2018, we entered into a master sponsored research agreement with Penn, which we refer to as the BEST1 Master SRA. Under the BEST1 Master SRA, Penn agreed to perform, on a project basis, certain sponsored research and to provide the results of such research to us. The scope of each project and certain associated terms, including financial terms, are specified in a statement of work for each project.

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

We and Penn have entered into a series of statements of work under the BEST1 Master SRA pursuant to which Penn is conducting preclinical studies of IC-200, as well as natural history studies of patients with BEST1-related IRDs. We expect to enter into additional statements of work under the BEST1 Master SRA for additional preclinical studies. The total amount of funding for the sponsored research covered by these statements of work that we have committed to date and expect to commit to is in the low single-digit millions of dollars.

miniCEP290 License Agreement with UMass

In July 2019, we issued to UMass 75,000 shares of our common stock following execution of the miniCEP290 License Agreement pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act. In September 2019, we paid UMass a $0.4 million upfront license fee, which was recorded as a research and development expense, and we paid UMass accrued patent prosecution expenses of approximately $18 thousand, which was recorded as a general and administrative expense.

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
For more information about the minicCEP290 License Agreement, please see the section entitled "Licensing and Other Arrangements—License Agreement with UMass for miniCEP290 Program" in Part I, Item 1 of this Annual Report on Form 10-K.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$2,357	$2,347	$10	$—	$—
Purchase Obligations (2)	5,623	5,603	20	—	—
Operating Leases (3)	677	557	115	5	—
Total (4)	$8,657	$8,507	$145	$5	$—

(1)	This item includes our contracted obligations under our sponsored research agreements.

(2)	This item includes our contractual commitments under certain of our manufacturing and supply agreements.

(3)	This item includes our continuing rent obligations, including for office space in New York, New York, the term for which is scheduled to expire at the end of June 2020.

(4)	This table does not include:

•	any milestone payments which may become payable to third parties under license or acquisition agreements as the timing and likelihood of such payments are not known with certainty;

•	any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known;

•	anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders; or

•	contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.
In addition to the amounts set forth in the table above, we may be required, under the agreements under which we acquired rights to Zimura, IC-100, IC-200, our miniCEP290 program and our HtrA1 program, to make milestone payments and/or pay royalties. These payments are described in further detail in the descriptions of the applicable agreements set forth in this section.

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
In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs and CDMOs represent significant costs in preclinical and clinical development. Subject to required notice periods and our obligations under binding purchase orders and any cancellation fees that we may be obligated to pay, we can elect to discontinue the work under these agreements at any time. We may also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and/or long-term commitments of cash.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $125.7 million as of December 31, 2019, consisting of cash and investments in money market funds and certain short-term investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and CDMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2019, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 8.    Financial Statements and Supplementary Data
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-3 through F-36 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IVERIC bio, Inc.

Opinion on Internal Control over Financial Reporting

We have audited IVERIC bio, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IVERIC bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

February 27, 2020

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Delinquent Section 16(a) Reports
The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Code of Ethics
We have adopted a code of business conduct and ethics, or the Code of Ethics, that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our other employees. In December 2019, we amended our Code of Ethics to better align the Code of Ethics with our stage of development, including, among other things, updates relating to compliance with laws, rules and regulations applicable to pharmaceutical development, interactions with healthcare providers, data privacy and international trade regulations. A copy of our Code of Ethics is available on our website. We intend to post on our website all disclosures that are required by applicable law, the rules of the SEC or Nasdaq concerning any amendment to, or waiver of, our Code of Ethics.
Director Nominees
The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee
We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert
Our board of directors has determined that Jane Henderson is an "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and Ms. Henderson and the other members of our Audit Committee are "independent" under the rules of The Nasdaq Global Select Market.
Item 11.    Executive Compensation
The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

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

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-190643))
3.2		Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on April 16, 2019)
3.3		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-190643))
4.1		Description of Registered Securities of the Registrant
4.2		Specimen Stock Certificate evidencing the shares of common stock
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 10, 2019)
10.1	+	Amended and Restated 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643))
10.2	+
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
10.10
2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.11
Form of Restricted Stock Unit Agreement under the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.12
Form of Nonstatutory Stock Option Agreement under the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.13
Lease Agreement, dated as of September 30, 2007, between the Registrant and One Penn Plaza LLC, as the same has been supplemented by agreement dated March 12, 2013 and amended by the Amendment of Lease, dated as of August 30, 2013, Second Amendment to Lease, entered into on January 7, 2014, Third Amendment of Lease, dated as of April 18, 2014 and Fourth Amendment of Lease, dated as of December 22, 2014 (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed on March 2, 2015)

10.14
Fifth Amendment of Lease, dated as of October 1, 2017, between the Registrant and One Penn Plaza LLC (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed on March 5, 2018)

10.15
Sixth Amendment of Lease, dated as of June 29, 2018, between the Registrant and One Penn Plaza LLC (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2018)

10.16	†
Amended and Restated Exclusive License Agreement, dated as of September 12, 2011, by and between the Registrant and Archemix Corp., as amended by Amendment No. 1 thereto dated December 20, 2011 and supplemented by a letter agreement, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643))

10.17	†
Exclusive License Agreement with Know-How by and among The University of Florida Research Foundation, Incorporated, The Trustees of the University of Pennsylvania and the Registrant dated June 6, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2018)

10.18	†
Master Sponsored Research Agreement by and between The Trustees of the University of Pennsylvania and the Registrant dated June 6, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2018)

10.19
Amendment No. 1 to Master Sponsored Research Agreement by and between The Trustees of the University of Pennsylvania and the Registrant dated October 1, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2019)

10.20	^
Exclusive License Agreement with Know-How by and among The Trustees of the University of Pennsylvania, The University of Florida Research Foundation, Incorporated, and the Registrant dated April 10, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2019)

10.21	†
Master Sponsored Research Agreement by and between The Trustees of the University of Pennsylvania and the Registrant dated October 30, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2019)

10.22
Amendment No. 1 to Master Sponsored Research Agreement by and between The Trustees of the University of Pennsylvania and the Registrant dated October 1, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2019)

10.23	^
Exclusive License Agreement by and between The University of Massachusetts and the Registrant dated July 22, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2019)

10.24	†
Clinical and Commercial Services Agreement Between the Registrant and Ajinomoto Bio-Pharma, Inc., dated October 31, 2016 (incorporated by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K filed on February 28, 2017)

10.25
Stockholder Agreement, dated October 30, 2018, by and among the Registrant, Versant Venture Capital IV, L.P., Versant Side Fund IV, L.P. and Versant Venture Management LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 31, 2018)

10.26	+	Offer of Employment between the Registrant and David Guyer (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-190643))
10.27	+
Letter Agreement between the Registrant and David R. Guyer dated February 26, 2015, amending the Offer of Employment between the Registrant and David R. Guyer dated April 26, 2013 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015)

10.28	+	Letter Agreement between the Registrant and David R. Guyer, dated April 24, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2017)
10.29	+
Letter agreement by and between the Registrant and David R. Guyer dated May 11, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2018)

10.30	+
Letter agreement by and between the Registrant and David R. Guyer dated May 24, 2018 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2018)

10.31	+
Letter Agreement between the Registrant and Glenn P. Sblendorio, dated January 4, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2016)

10.32	+
Letter Agreement between the Registrant and Glenn P. Sblendorio, dated January 4, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2016)

10.33	+
Letter Agreement between the Registrant and Glenn P. Sblendorio, dated April 24, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2017)

10.34	+	Letter Agreement between the Registrant and David F. Carroll, dated December 11, 2019
10.35	+	Promotion Letter between the Registrant and Keith Westby, dated January 30, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2017)
10.36	+	Letter Agreement between the Registrant and Keith Westby, dated December 11, 2019
10.37	+
Form of Indemnification Agreement between the Registrant and each Director and Executive Officer (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016)

10.38
Sales Agreement by and between Cowen and Company, LLC and the Registrant dated August 1, 2018 (incorporated by reference to Exhibit 1.2 of the Registrant's Registration Statement on Form S-3 filed on August 1, 2018)

10.39		Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2019)
14.1		Code of Business Conduct and Ethics of the Registrant
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
*
Schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.

^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2020

IVERIC bio, Inc.
By:	/s/ GLENN P. SBLENDORIO
Glenn P. Sblendorio President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN P. SBLENDORIO	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2020
Glenn P. Sblendorio

/s/ DAVID F. CARROLL	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2020
David F. Carroll

/s/ AXEL BOLTE	Director	February 27, 2020
Axel Bolte

/s/ ADRIENNE L. GRAVES	Director	February 27, 2020
Adrienne L. Graves, Ph.D.

/s/ DAVID R. GUYER	Executive Chairman of the Board of Directors	February 27, 2020
David R. Guyer, M.D.

/s/ JANE P. HENDERSON	Director	February 27, 2020
Jane P. Henderson

/s/ CALVIN W. ROBERTS	Director	February 27, 2020
Calvin W. Roberts, M.D.

IVERIC bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IVERIC bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IVERIC bio, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
We have served as the Company’s auditor since 2008.

/s/ Ernst & Young LLP

Iselin, New Jersey
February 27, 2020

IVERIC bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$125,699	$131,201
Prepaid expenses and other current assets	2,043	2,086
Income tax receivable	882	—
Total current assets	128,624	133,287
Property and equipment, net	173	335
Right-of-use assets, net	496	—
Income tax receivable, non-current	882	3,529
Other assets	12	14
Total assets	$130,187	$137,165
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$6,860	$7,337
Accounts payable and accrued expenses	5,629	5,869
Lease liability, current	495	—
Total current liabilities	12,984	13,206
Total liabilities	12,984	13,206
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 49,627,064 and 41,397,197 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	50	41
Additional paid-in capital	597,679	545,585
Accumulated deficit	(480,526)	(421,667)
Total stockholders' equity	117,203	123,959
Total liabilities and stockholders' equity	$130,187	$137,165

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2019	2018	2017
Collaboration revenue	$—	$—	$209,977
Operating expenses:
Research and development	39,644	41,737	66,289
General and administrative	21,628	23,612	35,683
Total operating expenses	61,272	65,349	101,972
Income (loss) from operations	(61,272)	(65,349)	108,005
Interest income	2,151	2,389	1,522
Gain on extinguishment of Royalty Purchase Liability	—	125,000	—
Other income (expense)	151	(16)	(34)
Income (loss) before income tax benefit	(58,970)	62,024	109,493
Income tax benefit	(111)	(1,063)	(4,712)
Net income (loss)	$(58,859)	$63,087	$114,205
Net income (loss) per common share:
Basic	$(1.39)	$1.70	$3.18
Dilutive	$(1.39)	$1.70	$3.17
Weighted average common shares outstanding:
Basic	42,224	37,061	35,919
Dilutive	42,224	37,088	36,007

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years ended December 31,
	2019	2018	2017
Net Income (loss)	$(58,859)	$63,087	$114,205
Other comprehensive income
Unrealized gain on available for sale securities, net of tax	—	—	212
Other comprehensive income	—	—	212
Comprehensive income (loss)	$(58,859)	$63,087	$114,417

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Junior Series A Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	35,733	$36	$504,517	$(598,959)	$(212)	$(94,618)
Issuance of common stock under employee stock compensation plans and warrants	—	—	377	—	71	—	—	71
Share-based compensation	—	—	—	—	18,171	—	—	18,171
Net income	—	—	—	—	—	114,205	—	114,205
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	212	212
Balance at December 31, 2017	—	$—	36,110	$36	$522,759	$(484,754)	$—	$38,041
Issuance of common stock related to acquisition	—	—	5,175	5	11,689	—	—	11,694
Issuance of common stock under employee stock compensation plans and warrants	—	—	112	—	65	—	—	65
Share-based compensation	—	—	—	—	11,072	—	—	11,072
Net income					—	63,087	—	63,087
Balance at December 31, 2018	—	$—	41,397	$41	$545,585	$(421,667)	$—	$123,959
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs	—	—	7,750	8	42,557	—	—	42,565
Issuance of common stock in connection with license acquisition	—	—	75	—	85	—	—	85
Issuance of common stock under employee stock compensation plans	—	—	405	1	272	—	—	273
Share-based compensation	—	—	—	—	9,180	—	—	9,180
Net income	—	—	—	—	—	(58,859)	—	(58,859)
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$—	$117,203

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2019	2018	2017
Operating Activities
Net income (loss)	$(58,859)	$63,087	$114,205
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	162	183	2,763
Amortization of premium and discounts on investment securities	—	—	140
Non-cash charge on acquired in-process research and development	—	5,619	—
Gain on sale of property and equipment	(150)	—	—
Non-cash gain on extinguishment of royalty purchase agreement	—	(125,000)	—
Deferred income taxes	—	—	(3,366)
Share-based compensation	9,180	11,072	18,171
Stock-based consideration in connection with license acquisition	85	—	—
Changes in operating assets and liabilities:
Income tax receivable	1,765	1,387	(1,387)
Due from Novartis Pharma AG	—	—	3,531
Prepaid expense and other assets	45	1,070	370
Accrued interest receivable	—	—	466
Accrued research and development expenses	(477)	2,353	(42,256)
Accounts payable and accrued expenses	(241)	(1,682)	(4,481)
Deferred revenue	—	—	(209,977)
Net cash used in operating activities	(48,490)	(41,911)	(121,821)
Investing Activities
Purchase of marketable securities	—	—	(12,014)
Maturities of marketable securities	—	—	166,806
Proceeds from sale of assets	150		—
Net cash provided by investing activities	150	—	154,792
Financing Activities
Proceeds from issuance of common stock and pre-funded warrants, net	42,565	—	—
Proceeds from issuance of common stock related to acquisition	—	6,075	—
Proceeds from employee stock plan purchases and stock option exercises	273	65	71
Net cash provided by financing activities	42,838	6,140	71
Net change in cash and cash equivalents	(5,502)	(35,771)	33,042
Cash and cash equivalents
Beginning of period	131,201	166,972	133,930
End of period	$125,699	$131,201	$166,972
Supplemental disclosure of cash paid
Income taxes received, net	$(1,893)	$(2,467)	$(245)
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gain (loss) on available for sale securities, net of tax	$—	$—	$212
Common stock issued to acquire net assets of Inception 4, Inc.	$—	$11,694	$—
Operating right-of-use assets obtained in exchange for lease obligations	$1,469	$—	$—

   The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
1. Business
Description of Business and Organization
IVERIC bio, Inc. (the “Company” or “IVERIC”) was incorporated on January 5, 2007, in Delaware. The Company is a science-driven biopharmaceutical company focused on the discovery and development of novel treatment options for retinal diseases with significant unmet medical needs. The Company is currently developing both therapeutics for age-related retinal diseases and gene therapy product candidates for orphan inherited retinal diseases ("IRDs"). In April 2019, the Company changed its name from Ophthotech Corporation to IVERIC bio, Inc. as it continued to broaden its focus to include gene therapies.
The Company believes that both therapeutics and gene therapy serve important roles in drug development and providing potential treatment options for patients suffering from retinal diseases. Its most advanced therapeutic product candidate is Zimura® (avacincaptad pegol), a complement C5 inhibitor. In October 2019, the Company announced initial, top-line data from a randomized, controlled clinical trial ("OPH2003 trial") of Zimura in geographic atrophy ("GA") secondary to dry age-related macular degeneration ("AMD"). The top-line data confirmed that Zimura met the prespecified primary endpoint in the trial in reducing the rate of GA growth in patients with dry AMD. The reduction in the mean rate of GA growth over 12 months using the square root transformation was 0.110 mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124 mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, indicating an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham for both dose groups. These data for both dose groups were statistically significant and the Company believes demonstrate a clinically relevant reduction in rate of GA growth. Based on its review of the safety data to date, Zimura was generally well tolerated over 12 months of administration in this clinical trial. Over this 12-month period, there were no investigator-reported ocular serious adverse events, no Zimura-related adverse events, no cases of Zimura-related intraocular inflammation, no cases of Zimura-related increased intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to Zimura. OPH2003 was designed to be a Phase 2b screening trial, with the potential to qualify as a pivotal trial depending on the magnitude and statistical significance of the potential benefit observed. The Company believes that the safety and efficacy results from the OPH2003 trial could potentially satisfy the U.S. Food and Drug Administration's ("FDA's") requirements as one of the two pivotal clinical trials typically required for marketing approval of a pharmaceutical product. The Company is preparing for an international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial of Zimura in this indication ("ISEE2008 trial") with the goal of beginning patient enrollment during the first quarter of 2020.
The Company currently has two gene therapy product candidates in preclinical development and several collaborative gene therapy sponsored research programs ongoing. Subject to successful completion of preclinical development and manufacturing under current good manufacturing practices, and regulatory review, the Company plans to initiate a Phase 1/2 clinical trial for IC-100, its lead gene therapy product candidate, during the fourth quarter of 2020.
The Company's therapeutics portfolio consists of Zimura and its preclinical development program of High temperature requirement A serine peptidase 1 protein ("HtrA1") inhibitors. The Company is targeting the following diseases with Zimura:

•	GA, which is the advanced stage of AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and

•
autosomal recessive Stargardt disease ("STGD1"), which is characterized by progressive damage to the central portion of the retina (the "macula") and other retinal tissue of young adults, leading to loss of vision.

The Company previously also evaluated Zimura in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor ("anti-VEGF") agent, for the treatment of wet AMD, for which the Company completed a Phase 2a clinical trial during the fourth quarter of 2018. The Company is developing its HtrA1 inhibitor program for GA and potentially other age-related retinal diseases.

IVERIC bio, Inc.
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

•
IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy ("Best disease"), which is generally characterized by bilateral egg yolk-like lesions in the macula that, over time, progress to atrophy and loss of vision;

•	Leber Congenital Amaurosis type 10 ("LCA10"), which is characterized by severe bilateral loss of vision at or soon after birth;

•	autosomal recessive Stargardt disease; and

•	IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.
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
As of December 31, 2019, the Company had cash and cash equivalents of approximately $125.7 million. The Company believes that its cash and cash equivalents as of December 31, 2019 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months from the filing of the Company's Annual Report on Form 10-K.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk
The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank accounts, the balance of which generally exceed federally insured limits. The Company maintains its cash equivalents in investments in money market funds and, at times, in U.S. Treasury securities and investment-grade corporate debt securities with original maturities of 90 days or less.
The Company believes it is not exposed to significant credit risk on its cash and cash equivalents.
Concentration of Suppliers

The Company currently relies exclusively upon a single third-party manufacturer to provide the drug substance for Zimura on a purchase order basis. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the proprietary polyethylene glycol reagent used to manufacture Zimura. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura.  The Company currently relies exclusively upon a single third-party contract manufacturer for IC-100, its RHO-adRP gene therapy product candidate, and IC-200, its BEST1-related IRDs gene therapy product candidate, and also relies on sole-source suppliers for certain starting materials used in the manufacture of such product candidates. The Company currently relies upon a single third-party contract manufacturer to conduct process development, scale-up and GMP manufacture of the lead compound for its HtrA1 inhibitors program for potential preclinical toxicology studies and clinical trials. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties or insolvency, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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

IVERIC bio, Inc.
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
Research and Development
The Company's research and development expenses primarily consist of costs associated with the manufacturing,

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
2. Summary of Significant Accounting Policies (Continued)

development, and preclinical and clinical testing of the Company's product candidates and costs associated with its collaborative gene therapy sponsored research programs. The Company's research and development expenses consist of:

•
external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations ("CROs") and contract development and manufacturing organizations ("CMOs") and other vendors for the production and analysis of drug substance and drug product; and

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
Share-Based Compensation
The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors and consultants, including employee stock options, restricted stock units (“RSUs”) and options granted to employees to purchase shares under the 2016 Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of estimated forfeitures. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period only when the performance-based milestone is deemed probable of achievement. If performance-based milestones are later determined not to be probable of achievement, then all previously recorded stock-based compensation expense associated with such options will be reversed during the period in which the Company makes this determination.
The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company's estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised.
Prior to January 1, 2019, share-based compensation awarded to non-employees was subject to revaluation over the vesting term of each award. Subsequent to the adoption of ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, the value of non-employee share-based compensation is measured on the date of grant, similar to share-based compensation granted to employees.
Stock Options
The Company estimates the fair value of stock options granted to employees, non-employees and non-employee directors on the date of grant using the Black-Scholes option-pricing model. The Company's computation of stock-price

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
2. Summary of Significant Accounting Policies (Continued)

volatility is based on daily historical volatility during the time period that corresponds to the expected option term. The Company's computation of expected term is determined using the expected term of stock option grants to employees based on an analysis of actual option exercises. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
Expected common stock price volatility	110%	85%	81%
Risk-free interest rate	1.38-2.54	2.39% - 2.95%	1.82% - 2.38%
Expected term of options (years)	4.8	6.0	6.1
Expected dividend yield	—	—	—
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

Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as the option granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Years ended December 31,
	2019	2018	2017
Research and development	$4,260	$4,967	$11,114
General and administrative	4,920	6,105	7,057
Total	$9,180	$11,072	$18,171
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

IVERIC bio, Inc.
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

As a result of the adoption, the Company recognized, as of the beginning of the period of adoption, right-of-use assets and lease liabilities of approximately $1.5 million, which represents the present value of its remaining lease payments using a weighted average estimated incremental borrowing rate of 6%, on its Consolidated Balance Sheet. The adoption of this standard did not have a material impact on the Company’s results of operations for the year ended December 31, 2019.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments became effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. During the three months ended March 31, 2019, the Company adopted this guidance. The adoption did not have a material impact on its financial statements for the year ended and as of December 31, 2019.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument” “CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probability threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of this new accounting guidance to have a material impact on its financial statements or disclosures.
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

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

3. Common Stock
Public Offering
On December 6, 2019, the Company completed an underwritten public offering in which it sold 6,250,000 shares of its common stock at a public offering price of $4.00 per share, and it sold to certain investors pre-funded warrants to purchase 3,750,000 shares of its common stock at a public offering price of $3.999 per share underlying each warrant. The offering included an option for the underwriters to purchase up to an additional 1,500,000 shares of its common stock, which was subsequently exercised in full by the underwriters. The shares of its common stock were sold to the underwriters at a purchase price of $3.736 per share and the pre-funded warrants were sold to the underwriters at a purchase price of $3.735 per share underlying each warrant. The pre-funded warrants are immediately exercisable with certain restrictions and do not expire.
The net proceeds from the offering, after deducting underwriting discounts and commissions of $3.0 million and other offering expenses of $0.4 million, was approximately $42.6 million.
The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging. Based on the provisions governing the pre-funded warrants in the applicable agreement, the Company determined that the pre-funded warrants meet the criteria required to be classified as an equity award subject to the guidance in ASC 815-10 and 815-40 and should effectively be treated as outstanding common shares in both basic and diluted EPS calculations.
miniCEP290 Program - University of Massachusetts
On July 22, 2019, the Company entered into its exclusive license agreement with the University of Massachusetts ("UMass") for rights to its miniCEP290 program (the "miniCEP290 License Agreement"). Pursuant to the terms of the miniCEP290 License Agreement, the Company issued to UMass 75,000 shares of the Company's common stock, which were valued at approximately $0.1 million. Based on and relying on certain representations made by UMass, the Company issued those shares pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").
4. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares and pre-funded warrants outstanding during the period. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Years ended December 31,
	2019	2018	2017
Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$(58,859)	$63,087	$114,205
Weighted average common shares outstanding - basic	42,224	37,061	35,919
Plus: net effect of dilutive stock options and unvested restricted stock units	—	27	88
Weighted average common shares outstanding - dilutive	42,224	37,088	36,007
Net income (loss) per common share - basic	$(1.39)	$1.70	$3.18
Net income (loss) per common share - diluted	$(1.39)	$1.70	$3.17

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
4. Net Income (Loss) Per Common Share (Continued)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Years ended December 31,
	2019	2018	2017
Stock options outstanding	6,780	5,873	5,179
Restricted stock units	1,481	601	182
Total	8,261	6,474	5,361

5. Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2019 and December 31, 2018 the Company had cash and cash equivalents of approximately $125.7 million and $131.2 million, respectively. Cash and cash equivalents at December 31, 2019 and December 31, 2018 included cash of $3.2 million and $4.4 million, respectively. As of December 31, 2019 and December 31, 2018, cash and cash equivalents also included $122.5 million and $126.8 million, respectively, of investments in money market funds and certain short-term investment-grade corporate debt securities with original maturities of 90 days or less.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at December 31, 2019 or at December 31, 2018, respectively.
The Company believes that its existing cash and cash equivalents as of December 31, 2019 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months from the filing of the Company's Annual Report on Form 10-K. This estimate is based on the Company's current business plan, including the continuation of its current research and development programs including the ISEE2008 trial. This estimate does not reflect any additional expenditures, including associated development costs, in the event it in-licenses or acquires any new product candidates or if it commences any new sponsored research programs. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.
6. Fair Value Measurements
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

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
6. Fair Value Measurements (Continued)

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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$108,585	$—	$—
Investments in corporate debt securities*	$—	$13,875	$—

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$97,402	$—	$—
Investments in corporate debt securities*	—	29,425	—

*	Investments in money market funds and corporate debt securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2019 or December 31, 2018.
7. Inception 4 Acquisition
In October 2018, the Company entered into an Agreement and Plan of Merger (the “Inception 4 Merger Agreement”) by and among the Company, Orion Ophthalmology Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub I”), Orion Ophthalmology LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Orion”), Inception 4, Inc., a Delaware corporation ("Inception 4"), and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Inception 4, Fortis Advisors LLC, a Delaware limited liability company.  Pursuant to the Inception 4 Merger Agreement, in October 2018, the Company acquired Inception 4 through the merger of Merger Sub I with and into Inception 4, with Inception 4 surviving as a direct, wholly owned subsidiary of the Company, and as part of the same overall transaction, the merger of Inception 4 with and into Orion, with Orion surviving as a direct, wholly owned subsidiary of the Company (the transactions are collectively referred to as the "Inception 4

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
7. Inception 4 Acquisition (Continued)

Merger").  Prior to the Inception 4 Merger, Inception 4 was a privately held biotechnology company focused on the research and development of small molecule HtrA1 inhibitors for age-related retinal diseases in humans.
Pursuant to the terms of the Inception 4 Merger Agreement, as upfront consideration, the Company issued approximately 5.2 million shares of the Company’s common stock to the former equityholders of Inception 4, which were valued at approximately $11.7 million based on the closing price of the Company’s common stock on the acquisition date equal to $2.26 per share. Additionally, subject to the terms and conditions of the Inception 4 Merger Agreement, the former equityholders of Inception 4 will be entitled to receive contingent payments up to an aggregate of $105.0 million from the Company for the achievement of specified clinical and regulatory milestones, with $45 million of such potential payments relating to GA and $60 million of such potential payments relating to wet AMD. The future milestone payments will be payable in the form of shares of the Company's common stock, calculated based on the price of its common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued in connection with the Inception 4 Merger, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of the Company's common stock as of the close of business on the business day prior to the closing date of the Inception 4 Merger, and will be payable in cash thereafter.
At closing, the Company acquired all of Inception 4's assets, which included intellectual property and in-process research and development (“IPR&D”) associated with Inception 4’s HtrA1 inhibitor program and approximately $6.1 million in cash. There were no other tangible assets, leases or liabilities.
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
8. Licensing and Commercialization Agreements
Zimura License Agreement with Archemix Corp.

In September 2011, the Company entered into an amended and restated exclusive license agreement with Archemix Corp. ("Archemix") relating to anti-C5 aptamers (as amended, the "C5 License Agreement"). The C5 License Agreement superseded a July 2007 agreement between the Company and Archemix. Under the C5 License Agreement, the Company holds exclusive worldwide licenses, subject to certain pre–existing rights, under specified patents and technology owned or controlled by Archemix to develop, make, use, sell, offer for sale, distribute for sale, import and export pharmaceutical products comprised of or derived from an anti-C5 aptamer for the prevention, treatment, cure or control of human indications, diseases, disorders or conditions of the eye, adnexa of the eye, orbit and optic nerve, other than certain expressly excluded applications.

In connection with the C5 License Agreement, the Company paid Archemix an upfront licensing fee of $1.0 million and issued to Archemix an aggregate of 2,000,000 shares of its series A-1 preferred stock and 500,000 shares of its series B-1 preferred stock. The Company has paid Archemix an aggregate of $2.0 million in fees based on its achievement of specified clinical milestone events under the C5 License Agreement. This amount does not include a milestone payment obligation of $1.0 million triggered by the positive, initial top-line data from the OPH2003 trial, which is included in the Company's Balance Sheet as of December 31, 2019 and its Statement of Operations for the year ended December 31, 2019.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
8. Licensing and Commercialization Agreements (Continued)

Under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, it is obligated to make additional payments to Archemix of up to an aggregate of $56.5 million if it achieves specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, it is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if it achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. It is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments it may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.

Unless earlier terminated, the C5 License Agreement will expire upon the latest of 12 years after the first commercial sale in any country of the last licensed product, the expiration of the last-to-expire valid claim of the licensed patents that covers a licensed product, and the date on which no further payments of sublicensing income are to be received by the Company.

Either the Company or Archemix may terminate the C5 License Agreement if the other party materially breaches the agreement and the breach remains uncured for a specified period. Archemix may also terminate the C5 License Agreement, or may convert the Company's exclusive license under the agreement to a non-exclusive license, if the Company challenges or assists a third party in challenging the validity or enforceability of any of the patents licensed under the agreement. The Company may terminate the agreement at any time and for any or no reason effective at the end of a specified period following its written notice of termination to Archemix.

IC-100 Agreements with the University of Florida Research Foundation and the University of Pennsylvania
In June 2018, the Company entered into an exclusive global license agreement (the "RHO-adRP License Agreement") with the University of Florida Research Foundation, Incorporated ("UFRF") and the University of Pennsylvania ("Penn" and collectively with UFRF, the "Licensors"). Under the agreement, the Licensors granted the Company a worldwide, exclusive license under specified patent rights and a worldwide, non-exclusive license under specified know-how, including specified preclinical data, to manufacture, develop and commercialize certain AAV gene therapy products for the treatment of rhodopsin-mediated diseases. The rights granted under the RHO-adRP License Agreement included certain patent rights covering IC-100, the Company's novel AAV gene therapy product candidate intended to treat RHO-adRP.
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
The Company is also obligated to pay UFRF, on behalf of both Licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by the Company in such country under third-party licenses for patent rights or other intellectual property rights that are necessary to manufacture, develop and commercialize the licensed product in such country. The Company's obligation to pay royalties under the RHO-adRP License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:

•	the expiration of the last-to-expire licensed patent rights covering a licensed product in the country of sale;

•	the expiration of regulatory exclusivity covering a licensed product in the country of sale; and

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
8. Licensing and Commercialization Agreements (Continued)

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
In addition, if the Company or an affiliate sublicenses any of the licensed patent rights to a third party, the Company will be obligated to pay UFRF, on behalf of both Licensors, a low double-digit percentage of the consideration received in exchange for such sublicense. If the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate, the Company will be obligated to pay UFRF, on behalf of both Licensors, aggregate payments in the low double-digit millions of dollars based on certain marketing approval and commercial sales milestones with respect to such other product candidate. If the Company sells such priority review voucher to a third party, it will be obligated to pay UFRF, on behalf of both licensors, a low double-digit percentage of any consideration received from such third party in connection with such sale.
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
In addition to the exclusive license agreement, the Company and Penn also entered into to a Master-Sponsored Research Agreement (the "RHO-adRP MSRA"), facilitated by the Penn Center for Innovation. Under the RHO-adRP MSRA, the Company and Penn are conducting preclinical studies of IC-100, as well as a natural history study of RHO-adRP patients. The total amount of funding for the sponsored research covered by statements of work under the RHO-adRP MSRA that the Company has committed to date and is expecting to commit to is in the low single-digit millions of dollars.
IC-200 Agreements with University of Pennsylvania and University of Florida Research Foundation

In April 2019, the Company entered into an exclusive global license agreement (the "BEST1 License Agreement") with Penn and UFRF. The Company entered into the BEST1 License Agreement by exercising its exclusive option rights under an option agreement that it previously entered into with Penn and UFRF in October 2018. Under the BEST1 License Agreement, Penn and UFRF granted the Company a worldwide, exclusive license under specified patent rights and specified know-how and a worldwide, non-exclusive license under other specified know-how to research, develop, manufacture and commercialize certain AAV gene therapy products, including IC-200, for the treatment of Best disease and other BEST1-related IRDs.

In May 2019, the Company paid Penn, for the benefit of the Licensors, a $0.2 million upfront license issuance fee, which was recorded as a research and development expense, and the Company paid UFRF accrued patent prosecution expenses of approximately $18 thousand, which was recorded as a general and administrative expense. The Company has also agreed to pay Penn, for the benefit of the Licensors, an annual license maintenance fee in the low double-digit thousands of dollars, which will be payable on an annual basis until the first commercial sale of a licensed product. In addition, the Company have agreed to pay Penn, for the benefit of the Licensors, a one-time patent grant fee in the low triple-digit thousands of dollars, upon the issuance of a U.S. patent that claims inventions disclosed in the licensed patent rights or know-how or inventions generated under certain related sponsored research agreements with Penn or UFRF, and that is exclusively licensed to the Company. Furthermore, it has agreed to reimburse Penn and UFRF for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.

The Company has further agreed to pay Penn, for the benefit of the Licensors, up to an aggregate of $15.7 million if it achieves specified clinical, marketing approval and reimbursement approval milestones with respect to one licensed product, and up to an aggregate of an additional $3.1 million if it achieves these same milestones with respect to a different licensed product. In addition, it has agreed to pay Penn, for the benefit of the Licensors, up to an aggregate of $48.0 million if it achieves

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
8. Licensing and Commercialization Agreements (Continued)

specified commercial sales milestones with respect to one licensed product, and up to an aggregate of an additional $9.6 million if it achieves these same milestones with respect to a different licensed product.

The Company is also obligated to pay Penn, for the benefit of the Licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by the Company in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to research, develop, manufacture and commercialize the licensed product in such country. Its obligation to pay royalties under the BEST1 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:

•	the expiration of the last-to-expire licensed patent rights covering the sale of the applicable licensed product in the country of sale;

•	the expiration of regulatory exclusivity covering the applicable licensed product in the country of sale; and

•	10 years from the first commercial sale of the applicable licensed product in the country of sale.
Beginning on the earlier of the calendar year following the first commercial sale of a licensed product and calendar year 2032, the Company is also obligated to pay certain minimum royalties, not to exceed an amount in the mid tens of thousands of dollars on an annual basis, which minimum royalties are creditable against its royalty obligation with respect to net sales of licensed products due in the year the minimum royalty is paid.
If the Company or any of its affiliates sublicense any of the licensed patent rights to a third party, it will be obligated to pay Penn, for the benefit of the Licensors, a high single-digit to a mid ten's percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the sublicensed product at the time it or the applicable affiliate enters into the sublicense.

If the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the BEST1 License Agreement, it will be obligated to pay Penn, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if it sells such a priority review voucher to a third party, it will be obligated to pay Penn, for the benefit of the Licensors, a high single-digit percentage of any consideration received from such third party in connection with such sale.

The BEST1 License Agreement, unless earlier terminated by the Company or Penn or UFRF, will expire upon the expiration of the Company's obligation to pay royalties on net sales of licensed products. Before the effectiveness of an IND for a licensed product, the Company may terminate the BEST1 License Agreement with respect to such licensed product or in its entirety, at any time for any reason upon prior written notice to Penn and UFRF. Following the effectiveness of an IND for a licensed product, it may terminate the BEST1 License Agreement with respect to such licensed product by providing Penn prior written notice and a certification that it is ceasing all use, research and development and commercialization of such licensed product, subject to certain limited exceptions. It may also terminate the BEST1 License Agreement if Penn or UFRF materially breaches the BEST1 License Agreement and does not cure such breach within a specified cure period.

Penn or UFRF may terminate the BEST1 License Agreement if the Company materially breaches the BEST1 License Agreement and does not cure such breach within a specified cure period, if it experiences a specified insolvency event, if it ceases to carry on the entirety of its business related to the licensed patent rights, if it ceases for more than four consecutive quarters to make any payment of earned royalties on net sales of licensed products following the commencement of commercialization thereof, unless such cessation is based on safety concerns that the Company is actively attempting to address, or if it, any of its affiliates or any of its sublicensees challenges or assists a third party in challenging the validity, scope, patentability, and/or enforceability of the licensed patent rights. If it materially breaches certain diligence obligations under the BEST1 License Agreement with respect to only one licensed product, then Penn and UFRF may only terminate its rights and licenses under the BEST1 License Agreement for such licensed product, but not for other licensed products.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
8. Licensing and Commercialization Agreements (Continued)

In addition to the exclusive license agreement, the Company and Penn also entered into a Master-Sponsored Research Agreement (the "BEST1 MSRA"), facilitated by the Penn Center for Innovation. Under the BEST1 MSRA, the Company and Penn are conducting preclinical studies of IC-200, as well as natural history studies of patients with BEST1-related IRDs. The Company expects to enter into additional statements of work under the BEST1 MSRA for additional preclinical studies. The total amount of funding for the sponsored research covered by statements of work under the BEST1 MSRA that the Company has committed to date and expects to commit to is in the low single-digit millions of dollars.
License Agreement with University of Massachusetts for the miniCEP290 Program
In July 2019, the Company entered into the miniCEP290 License Agreement with UMass by exercising its exclusive option rights under an option agreement and a sponsored research agreement that it previously entered into with UMass in February 2018. Under the miniCEP290 License Agreement, UMass granted it a worldwide, exclusive license under specified patent rights and specified biological materials and a non-exclusive license under specified know-how to make, have made, use, offer to sell, sell, have sold and import products for the treatment of diseases associated with mutations in the CEP290 gene, including LCA10.

In July 2019, the Company issued to UMass 75,000 shares of its common stock following execution of the miniCEP290 License Agreement pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act. In September 2019, it paid UMass a $0.4 million upfront license fee, which was recorded as a research and development expense, and it paid UMass accrued patent prosecution expenses of approximately $18 thousand, which was recorded as a general and administrative expense.

The Company has also agreed to pay UMass an annual license maintenance fee in the low double-digit thousands of dollars, which will be payable on an annual basis until the expiration of the royalty term for the licensed products. Furthermore, it has agreed to reimburse UMass for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.

The Company has further agreed to pay UMass up to an aggregate of $14.75 million in cash and issue up to 75,000 shares of its common stock if it achieves specified clinical and regulatory milestones with respect to a licensed product. In addition, the Company has agreed to pay UMass up to an aggregate of $48.0 million if it achieves specified commercial sales milestones with respect to a licensed product.

The Company is also obligated to pay UMass royalties at a low single-digit percentage of net sales of licensed products. Its obligation to pay royalties under the miniCEP290 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the later of: (a) the expiration of the last-to-expire licensed patent rights covering the sale of the applicable licensed product in the country of sale, or (b) 10 years from the first commercial sale of the applicable licensed product in the country of sale. Beginning with the calendar year following receipt of marketing approval for a licensed product, it is also obligated to pay certain minimum royalties, not to exceed an amount in the mid-double-digit thousands of dollars on an annual basis, which minimum royalties are creditable against its royalty obligation with respect to net sales of licensed products due in the year the minimum royalty is paid.

If the Company or any of its affiliates sublicenses any of the licensed patent rights or know-how to a third party, it will be obligated to pay UMass a high single-digit to a mid-tens percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the licensed products at the time it or the applicable affiliate enters into the sublicense.

If the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product, and it subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the miniCEP290 License Agreement, it will be obligated to pay UMass a low-tens percentage of the fair market value of the priority review voucher at the time of approval of such product candidate and a low-twenties percentage of the fair market value of the priority review voucher at the time of achievement of a specified commercial sales milestone for such other product candidate. In addition, if it sells such a priority review voucher to a third party, it will be

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
8. Licensing and Commercialization Agreements (Continued)

obligated to pay UMass a low-thirties percentage of any consideration received from such third party in connection with such sale.

The miniCEP290 License Agreement, unless earlier terminated by the Company or UMass, will expire upon the expiration of its obligation to pay royalties to UMass on net sales of licensed products.  The Company may terminate the miniCEP290 License Agreement at any time for any reason upon prior written notice to UMass. It may also terminate the miniCEP290 License Agreement if UMass materially breaches the miniCEP290 License Agreement and does not cure such breach within a specified cure period.

UMass may terminate the miniCEP290 License Agreement if the Company materially breaches the miniCEP290 License Agreement and does not cure such breach within a specified cure period.
Prior Licensing and Commercialization Agreement with Novartis Pharma AG
Prior to 2018, the Company's revenues resulted from payments received under the Novartis Agreement, as modified by the July 2017 Letter Agreement. These two agreements are described below. The Company used the relative selling price method to allocate arrangement consideration to the Company’s performance obligations under the Novartis Agreement. The Company completed the deliverables under the Novartis Agreement and the July 2017 Letter Agreement during the third quarter of 2017.
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

In May 2014, Novartis paid the Company a $200.0 million upfront payment. In each of September 2014 and March 2015, the Company achieved, and Novartis paid the Company, a $50.0 million enrollment-based milestone, and in June 2016, the Company achieved, and Novartis paid the Company, a $30.0 million enrollment-based milestone, for an aggregate total of $130.0 million in enrollment-based milestones under the Novartis Agreement. The Company used the relative selling price method to allocate these payments to contract deliverables based on its performance obligations under the Novartis Agreement.

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

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
8. Licensing and Commercialization Agreements (Continued)

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
Below is a summary of the components of the Company's collaboration revenue for the years ended December 31, 2019, 2018, and 2017:

	Years ended December 31,
	2019	2018	2017
License revenue	$—	$—	$152,912
Research and development activity revenue	—	—	56,180
API transfer revenue	—	—	754
Joint operating committee revenue	—	—	131
Total collaboration revenue	$—	$—	$209,977

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

9. Financing Agreement with Novo Holdings A/S
In May 2013, the Company entered into a Purchase and Sale Agreement (the "Novo Agreement") with Novo Holdings A/S ("Novo" and formerly Novo A/S), pursuant to which the Company obtained financing in three tranches in an aggregate amount equal to $125.0 million in return for the sale to Novo of aggregate royalties of a mid-single digit percentage on worldwide sales of (a) Fovista, (b) certain Fovista-related Products ("Fovista-Related Products"), and (c) certain other antagonists of platelet-derived growth factor ("PDGF"), if any, that the Company initiated development activities for prior to the fifth anniversary of the Novo Agreement (collectively, the "Anti-PDGF Royalty Products"). The Company received the cash payments from Novo in each of May 2013, January 2014 and November 2014. the Company received cash payments of $41.7 million, or $125.0 million in the aggregate.
The $125.0 million in aggregate proceeds from the three financing tranches under the Novo Agreement represented the full funding available under the Novo Agreement, and prior to December 31, 2018, was recorded as a royalty purchase liability on the Company's Balance Sheet, in accordance with ASC 730, Research and Development. Because there was a significant related party relationship between the Company and Novo, the Company treated its obligation to make royalty payments under the Novo Agreement as an implicit obligation to repay the funds advanced by Novo.
On December 31, 2018, the Company and Novo entered into a letter agreement (the "Novo Termination Agreement"), that terminated the Novo Agreement. As a result of the Novo Termination Agreement, Novo relinquished all rights to receive royalties based on net sales of Anti-PDGF Royalty Products. In exchange, the Company agreed to forbear from any future filing, prosecution, maintenance or enforcement of any intellectual property rights related to Anti-PDGF Royalty Products, and from granting any third party any right or license in any such intellectual property rights or clinical study data generated by or on behalf of the Company, its affiliates, licensees or sublicensees, for the development, manufacture or commercialization of Anti-PDGF Royalty Products or any other antagonists of PDGF. The foregoing restriction does not apply to gene therapies (so long as the Company does not grant any rights or licenses to intellectual property or clinical study data related to Fovista or Fovista-Related Products). The Company further agreed, until December 31, 2028, not to develop, manufacture, seek or obtain regulatory approval for, or commercialize any Anti-PDGF Royalty Products without the prior written consent of Novo. The foregoing restriction does not apply to any gene therapies (so long as the Company does not utilize data related to Fovista or Fovista-Related Products).
As a result of the Novo Termination Agreement, the Company has no obligation to repay Novo the $125.0 million through future product royalties or any other development activities. Accordingly, the Company extinguished the $125.0 million royalty purchase liability from its Consolidated Balance Sheet at December 31, 2018 and recognized a related gain of $125.0 million in its Consolidated Statements of Operations for the year ended December 31, 2018. The extinguishment of the royalty purchase liability and the related gain did not impact the Company's cash balance during that period, as the Company had received the proceeds related to the royalty purchase liability in prior periods.
10. Property and Equipment
Property and equipment as of December 31, 2019 and 2018 were as follows:

	Useful Life (Years)	December 31, 2019	December 31, 2018
Manufacturing and clinical equipment	7 - 10	$47	$412
Computer, software and other office equipment	5	933	933
		980	1,345
Accumulated depreciation		(807)	(1,010)
Property and equipment, net		$173	$335
For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $0.2 million, $0.2 million and $2.8 million, respectively.

IVERIC bio, Inc.
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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2019	2018	2017
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	10.9%	18.5%	14.6%
Permanent items	(1.0)%	4.0%	4.0%
Remeasurement of deferred tax assets	—%	—%	49.9%
Impact of state rate changes	0.1%	(0.2)%	(27.9)%
Research and development credit	2.8%	(2.4)%	—%
Alternative minimum tax credit	—%	—%	(1.3)%
Change in valuation allowance	(33.6)%	(42.6)%	(78.6)%
Effective income tax rate	0.2%	(1.7)%	(4.3)%
The components of income tax benefit are as follows:

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$173
State	(111)	(1,063)	(1,356)
Deferred:
Federal	—	—	(3,529)
State	—	—	—
Income tax benefit	$(111)	$(1,063)	$(4,712)

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
11. Income Taxes (Continued)

Significant components of the Company's deferred tax assets (liabilities) for 2019 and 2018 consist of the following:

	As of December 31,
	2019	2018
Deferred tax assets (liabilities)
License and technology payments	7,116	7,221
Share-based compensation	22,131	20,342
Accrued expenses	362	371
Right-of-use asset	(163)	—
Lease obligation	162	—
Depreciation	(18)	(28)
Federal and state net operating loss carryforwards	105,375	88,766
Research and development credits	7,353	5,933
Other	6	5
Deferred income tax assets	142,324	122,610
Valuation allowance	(142,324)	(122,610)
Net deferred tax assets	$—	$—
The Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.

The Company incurred tax losses in 2019 and 2018. The Company has carried forward its federal and state tax losses due to the inability of carryback claims. Federal NOLs incurred prior to 2018 will begin to expire in 2034 if not utilized. Post 2017 Federal NOLs have an unlimited life. The state NOLs are expected to begin to expire in 2028. Due to the Company's history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized. As of December 31, 2019, the Company has federal NOL carryforwards of approximately $369.7 million.

For the year ended December 31, 2019 and 2018, the Company recorded a benefit from income taxes of $0.1 million and $1.1 million, respectively, due primarily to the settlements of a local tax audits. For the year ended December 31, 2017, the Company recorded a benefit from income taxes of $4.7 million which was related to a $3.5 million reduction in its valuation allowances for AMT credits to reflect the impact of the TCJA enactment and the settlement of a state franchise tax audit for $1.4 million, partially offset by the reversal of previously recorded benefits related to the change in unrealized gains of the Company's investment portfolio. During 2019, the Company received $1.8 million related to the refund of the afore-mentioned AMT credits and recorded a tax receivable of $1.8 million to reflect the refund of AMT credits it expects to receive over the next three years.

The Company generated net income before income taxes for the years ended December 31, 2018 and 2017. This income was due to the Novo Termination Agreement and the July 2017 Letter Agreement with Novartis which had previously been recorded on the company's federal and state income tax returns. This recognition of income resulted in the reduction of a deferred tax asset that was completely offset by a previously recorded valuation allowance. With respect to the remaining deferred tax assets, except for the AMT credits previously discussed above, there was no change in the amount of assets realizable at December 31, 2019.

In the second quarter of 2017, the IRS concluded an audit of the Company’s U.S. federal income tax returns for the years 2013, 2014 and 2015, resulting in an immaterial amount of additional tax due. Federal NOLs for 2016 and general business credits generated between 2007 and 2016 remain subject to audit.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
11. Income Taxes (Continued)

Pursuant to ASC 740, Income Taxes, the Company routinely evaluates the likelihood of success if challenged on income tax positions claimed on its income tax returns.  During the year ended December 31, 2019, the Company reduced certain deferred tax assets by $19.7 million and increased the corresponding valuation allowance by an equivalent amount.  Additionally, the Company amended certain state income tax returns to claim a refund for taxes previously paid.  These claims may result in refunds to the Company of up to approximately $4.8 million. These items have not been recognized in the financial statements and if disallowed by the tax authorities, would not result in an adjustment to the Company’s effective tax rate, its balance sheet or its cash flow statements for the current year.

The Company's position with respect to uncertain tax positions is set forth below:

Opening balance	$13,983
Gross amount of increases in unrecognized tax benefits during the period - current year provisions	—
Gross amount of increases in unrecognized tax benefits during the period - prior year provisions	18
Gross amount of decreases in unrecognized tax benefits during the period - other	(1,579)
Decreases due to settlement with tax authorities during the period	(195)
Reduction of unrecognized tax benefits due to expiration of the state of limitations during the period	—
Closing Balance	$12,227

As the Company is currently under audit by the New Jersey Division of Taxation, an estimate of unrecognized tax benefits that may be realized over the next twelve months is expected to be in the range of zero to approximately $4.8 million.

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
12. Operating Leases
The Company leases office space located in New York, New York and Princeton, New Jersey under non-cancelable operating lease arrangements. The lease for the Company's New York office expires at the end of June 2020, and the sublease for the Company's Princeton office expires in March 2020. As of January 1, 2019, the Company recognized right-of-use assets and lease liabilities of approximately $1.5 million, which represents the present value of its remaining lease payments using a weighted average estimated incremental borrowing rate of 6%.
For the years ended December 31, 2019, 2018 and 2017, lease and rent expense was $1.0 million, $0.8 million and $3.6 million, respectively. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $1.0 million year ended December 31, 2019. At December 31, 2019, the Company's operating leases had a weighted average remaining lease term of 0.5 years.
The following presents the maturity of the Company's operating lease liabilities as of December 31, 2019:

December 31, 2019
2020	$504
Total remaining obligation	$504
Less imputed interest	$(9)
Present value of lease liabilities	$495

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
12. Operating Leases (Continued)

During December 2019, the Company entered into a lease for office space located in Cranbury, New Jersey. The Company has recognized a right-of-use asset and lease liability of approximately $0.2 million when the lease commenced in February 2020. The term of the lease for the Company's Cranbury office expires at the end of February 2023.
13. Commitments and Contingencies
Zimura - Archemix Corp.
The Company is party to an agreement with Archemix Corp., or Archemix, under which the Company in-licensed rights in certain patents, patent applications and other intellectual property related to Zimura and pursuant to which the Company may be required to pay sublicense fees and make milestone payments (the "C5 License Agreement"). In October 2019, following its announcement of positive, initial top-line data from the OPH2003 trial, the Company became obligated under the C5 License Agreement to pay Archemix a clinical milestone of $1.0 million, which is recorded as a payable in the Company's Consolidated Balance Sheet as of December 31, 2019 and as an expense in the Consolidated Statement of Operations for the year ended December 31, 2019. In addition, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make additional payments to Archemix of up to an aggregate of $56.5 million if the Company achieves specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, the Company is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if the Company achieves specified commercial milestones based on net product sales of all anti-C5 licensed products. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
IC-100 - University of Florida Research Foundation and the University of Pennsylvania
Under its exclusive license agreement with UFRF and Penn for rights to IC-100, the Company is obligated to make payments to UFRF, for the benefit of the Licensors, of up to an aggregate of $23.5 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to a licensed product and up to an aggregate of an additional $70.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a low single-digit percentage of net sales of licensed products. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a double-digit percentage of specified non-royalty payments the Company may receive from any third-party sublicensee of the licensed patent rights. Further, if the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate, the Company will be obligated to pay UFRF, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UFRF, for the benefit of the Licensors, a low double-digit percentage of any consideration received from such third party in connection with such sale.
IC-200 - University of Pennsylvania and the University of Florida Research Foundation
Under its exclusive license agreement with Penn and UFRF for rights to IC-200, the Company is obligated to make payments to Penn, for the benefit of the Licensors, of up to an aggregate of $15.7 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to one licensed product and up to an aggregate of an additional $3.1 million if the Company achieves these same milestones with respect to a different licensed product. In addition, the Company is obligated to make payments to Penn, for the benefit of the Licensors, of up to an aggregate of $48.0 million if the Company achieves specified commercial sales milestones with respect to one licensed product and up to an aggregate of an additional $9.6 million if the Company achieves these same milestones with respect to a different licensed product. The Company is also obligated to pay Penn, for the benefit of the Licensors, a low single-digit percentage of net sales of licensed products. The Company is also obligated to pay Penn, for the benefit of the Licensors, a high single-digit to a mid-ten's percentage of specified non-royalty payments the Company may receive from any third-party sublicensee of the licensed

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
13. Commitments and Contingencies (Continued)

patent rights, with the applicable percentage based upon the stage of development of the sublicensed product at the time the Company enters into the sublicense. Further, if the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the agreement, the Company will be obligated to pay Penn, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay Penn, for the benefit of the Licensors, a high single-digit percentage of any consideration received from such third party in connection with such sale.
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

IVERIC bio, Inc.
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. IVERIC bio, Inc., et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. IVERIC bio, Inc., et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. This case is currently in the discovery phase.
On February 7, 2018, a shareholder derivative action was filed against the members of the Company’s Board of Directors in the New York Supreme Court Commercial Division, captioned Cano v. Guyer, et al., No. 650601/2018. The complaint alleges that the defendants breached their fiduciary duties to the Company by adopting a compensation plan that overcompensates the non-employee members of the Board relative to boards of companies of comparable market capitalization and size. The complaint also alleges that the defendants were unjustly enriched as a result of the alleged conduct. The complaint purports to seek unspecified damages, on behalf of the Company, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws. The Company filed a motion to dismiss this case on May 14, 2018. On June 4, 2018, the plaintiff filed an amended complaint. On June 25, 2018, the Company filed a renewed motion to dismiss this case. On December 3, 2018, the parties filed a stipulation of settlement that contemplates that the Company will adopt certain compensation-related governance reforms and does not obligate the defendants or the Company to pay any monetary damages. The court approved the settlement at a hearing on March 12, 2019. As part of the settlement, in April 2019 the Company paid $0.3 million in fees and costs to plaintiff's counsel. As contemplated by the settlement, the Company's board of directors adopted certain compensation-related governance reforms, including a non-employee director compensation policy, which its stockholders approved on May 15, 2019 at its 2019 annual meeting.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied its motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint.
On October 16, 2018, the Company’s board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of the Company’s board of directors. The demand alleges facts that are substantially

IVERIC bio, Inc.
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
14. Stock-Based Compensation and Compensation Plans
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
Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 10,539,000 additional shares to the 2013 Plan, including for 2020, an increase of approximately 1,985,000 shares, or 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2020. As of December 31, 2019, the Company had approximately 732,000 shares available for grant under the 2013 Plan.

In October 2019, the Company's board of directors adopted the 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. As of December 31, 2019, the Company had approximately 650,000 shares available for grant under the 2019 Inducement Plan.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
14. Stock-Based Compensation and Compensation Plans (Continued)

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
A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of December 31, 2019, 2018 and 2017 is as follows (in thousands except weighted average exercise price):

	Years ended December 31,
	2019		2018		2017
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2018	5,903	$13.72	5,284	$19.58	3,359	$39.92
Granted	1,610	$4.26	1,293	$1.67	3,024	$3.50
Exercised	(80)	$2.66	—	$—	(20)	$1.64
Expired or forfeited	(653)	$21.16	(674)	$36.54	(1,079)	$38.17
Outstanding, December 31, 2019	6,780	$10.89	5,903	$13.72	5,284	$19.58

	Years ended December 31,
	2019	2018	2017
Options exercisable at December 31, 2019	3,317	2,709	1,954
Weighted average grant date fair value (per share) of options granted during the period	$3.37	$1.20	$2.45

As of December 31, 2019, there were approximately 6,468,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $11.24 per option; the weighted-average remaining contractual life of these options was 7.7 years; and the aggregate intrinsic value of these options was approximately $10.6 million. A summary of the stock options outstanding and exercisable as of December 31, 2019 is as follows (in thousands except exercise prices and weighted average exercise price):

		December 31, 2019
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.13-$2.79	1,350	8.8	$1.59	433	$1.76
$2.80-$2.96	1,725	7.9	$2.93	876	$2.93
$2.97-$4.87	1,444	8.1	$4.18	648	$4.48
$4.88-$31.09	1,090	8.7	$7.13	216	$14.89
$31.10-$73.22	1,171	5.1	$45.14	1,144	$45.01
	6,780	7.8	$10.89	3,317	$18.38

Aggregate Intrinsic Value	$28,475			$10,557

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
14. Stock-Based Compensation and Compensation Plans (Continued)

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the years ended December 31, 2019, 2018 and 2017, respectively, were as follows:

	Years ended December 31,
	2019	2018	2017
Cash proceeds from options exercised	$192	$—	$33
Aggregate intrinsic value of options exercised	$135	$—	$43
In connection with stock option awards granted to employees, the Company recognized approximately $5.9 million, $7.6 million and $13.1 million in share-based compensation expense during the years ended December 31, 2019, 2018 and 2017, respectively, net of expected forfeitures. As of December 31, 2019, there were approximately $8.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 3.1 years.
In connection with stock option awards granted to consultants, the Company recognized approximately $0.3 million, $0.2 million and $0.3 million in share-based compensation expense during the years ended December 31, 2019, 2018 and 2017, respectively, net of expected forfeitures. As of December 31, 2019, there were approximately $0.2 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 3.6 years.
The following table presents a summary of the Company's outstanding RSU awards granted as of December 31, 2019 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	679	$15.61
Awarded	1,090	$4.57
Vested	(255)	$13.94
Forfeited	(33)	$16.35
Outstanding, December 31, 2019	1,481	$7.79

As of December 31, 2019, there were approximately 1,287,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $5.39 per share; and the aggregate intrinsic value of these RSUs was approximately $11.0 million.

In connection with RSUs granted to employees, the Company recognized approximately $3.0 million, $3.3 million and $4.4 million in share-based compensation expense during the years ended December 31, 2019, 2018 and 2017, respectively, net of expected forfeitures. As of December 31, 2019, there was approximately $5.0 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 2.7 years. The total fair value of the RSUs that vested during the year ended December 31, 2019 was $3.6 million.

In connection with RSUs granted to consultants, the Company recognized a de minimis amount in share-based compensation expense during the year ended December 31, 2019, net of expected forfeitures. In connection with RSUs granted to consultants, the Company recognized approximately $0.1 million in share-based compensation expense during the year ended December 31, 2018. As of December 31, 2019, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to consultants, which are expected to be recognized over a remaining weighted average period of 3.4 years.

In connection with the ESPP made available to employees, the Company recognized approximately $0.1 million and a de minimis amount of share-based compensation expense during the years ended December 31, 2019 and December 31, 2018,

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
14. Stock-Based Compensation and Compensation Plans (Continued)

respectively, net of expected forfeitures. As of December 31, 2019, there was a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.3 years. There were 70,466 shares of common stock issued under the ESPP during the year ended December 31, 2019. Cash proceeds from ESPP purchases were approximately $81 thousand during the year ended December 31, 2019. There were 31,413 shares of common stock issued under the ESPP during the year ended December 31, 2018. As of December 31, 2019, 881,763 shares were available for future purchases under the ESPP.

15. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company's matching contributions to employees totaled approximately $0.2 million, $0.2 million and $0.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

16. Selected Quarterly Financial Information (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018:

	2019
	March 31	June 30	September 30	December 31
Research and development expenses	7,685	10,009	10,383	11,567
General and administrative expenses	5,481	5,198	4,674	6,275
Loss from operations	(13,166)	(15,207)	(15,057)	(17,842)
Net income (loss) attributable to common stockholders	$(12,501)	$(14,443)	$(14,437)	$(17,478)
Basic earnings (loss) per common share	$(0.30)	$(0.35)	$(0.35)	$(0.39)
Diluted earnings (loss) per common share	$(0.30)	$(0.35)	$(0.35)	$(0.39)

	2018
	March 31	June 30	September 30	December 31
Research and development expenses	7,686	8,516	9,407	16,128
General and administrative expenses	5,645	6,332	5,968	5,667
Income (loss) from operations	(13,331)	(14,848)	(15,375)	(21,795)
Net income (loss) attributable to common stockholders	$(13,073)	$(13,209)	$(14,745)	$104,114
Basic earnings (loss) per common share	$(0.36)	$(0.37)	$(0.41)	$2.62
Diluted earnings (loss) per common share	$(0.36)	$(0.37)	$(0.41)	$2.62