Form 10-Q
period 2020-03-31
IVERIC bio, Inc.
filed 2020-05-07
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36080
IVERIC bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8185347
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Penn Plaza,	35th Floor	10119
New York,	NY	(Zip Code)
(Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of April 30, 2020 there were 50,255,898 shares of Common Stock, $0.001 par value per share, outstanding.

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

•
the effects of the COVID-19 pandemic and related response measures on our business and operations, including the timing, costs, conduct and outcome of our research and development programs, and financial position;

•
our expectations regarding the impact of results from our OPH2003 pivotal clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to age-related macular degeneration on our business strategy, including our plans to pursue further development of Zimura and/or seek potential collaboration or outlicensing opportunities;

•
the timing, costs, conduct and outcome of ISEE2008, our planned Phase 3 clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to age-related macular degeneration, and expectations regarding the potential for Zimura to receive regulatory approval for the treatment of geographic atrophy secondary to age-related macular degeneration based on the clinical trial results we have received to date and future results from the ISEE2008 clinical trial and any other trials we may conduct;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$108,352	$125,699
Prepaid expenses and other current assets	2,183	2,043
Income tax receivable	4,706	882
Total current assets	115,241	128,624
Property and equipment, net	135	173
Right-of-use asset, net	326	496
Income tax receivable, non-current	—	882
Other assets	12	12
Total assets	$115,714	$130,187
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$8,384	$6,860
Accounts payable and accrued expenses	2,375	5,629
Lease liability	219	495
Total current liabilities	10,978	12,984
Lease liability, non-current	106	—
Total liabilities	11,084	12,984
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 49,731,811 and 49,627,064 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	50	50
Additional paid-in capital	600,182	597,679
Accumulated deficit	(495,602)	(480,526)
Total stockholders' equity	104,630	117,203
Total liabilities and stockholders' equity	$115,714	$130,187

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$13,750	$7,685
General and administrative	4,998	5,481
Total operating expenses	18,748	13,166
Loss from operations	(18,748)	(13,166)
Interest income	358	670
Other income	5	—
Loss before income tax provision (benefit)	(18,385)	(12,496)
Income tax provision (benefit)	(3,309)	5
Net loss	$(15,076)	$(12,501)
Comprehensive loss	$(15,076)	$(12,501)
Net loss per common share:
Basic and diluted	$(0.28)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	53,426	41,427

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$117,203
Issuance of common stock under employee stock compensation plans	—	—	105	—	179	—	179
Share-based compensation	—	—	—	—	2,324	—	2,324
Net loss	—	—	—	—	—	(15,076)	(15,076)
Balance at March 31, 2020	—	$—	49,732	$50	$600,182	$(495,602)	$104,630

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	41,397	$41	$545,585	$(421,667)	$123,959
Issuance of common stock under employee stock compensation plans	—	—	56	—	41	—	41
Share-based compensation	—	—	—	—	2,470	—	2,470
Net loss	—	—	—	—	—	(12,501)	(12,501)
Balance at March 31, 2019	—	$—	41,453	$41	$548,096	$(434,168)	$113,969

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(15,076)	$(12,501)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	38	43
Share-based compensation	2,324	2,470
Changes in operating assets and liabilities:
Income tax receivable	(2,942)	—
Prepaid expense and other assets	(140)	(306)
Accrued research and development expenses	1,524	(1,427)
Accounts payable and accrued expenses	(3,254)	(2,882)
Net cash used in operating activities	(17,526)	(14,603)
Investing Activities
Net cash provided by (used in) investing activities	—	—
Financing Activities
Proceeds from employee stock plan purchases	179	41
Net cash provided by financing activities	179	41
Net change in cash and cash equivalents	(17,347)	(14,562)
Cash and cash equivalents
Beginning of period	125,699	131,201
End of period	$108,352	$116,639

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
The Company's therapeutics portfolio consists of Zimura® (avacincaptad pegol), a complement C5 inhibitor, and its preclinical development program of High temperature requirement A serine peptidase 1 protein ("HtrA1") inhibitors. The Company is currently targeting the following diseases with Zimura:

•
geographic atrophy ("GA"), which is the advanced stage of age-related macular degeneration ("AMD") and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and

•
autosomal recessive Stargardt disease ("STGD1"), which is characterized by progressive damage to the central portion of the retina (the "macula") and other retinal tissue of young adults, leading to loss of vision.

The Company is preparing for a second international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial of Zimura for the treatment of GA secondary to AMD (the "ISEE2008 trial"). In March 2020, because of the novel coronavirus ("COVID-19") global pandemic and out of an abundance of caution for the health and safety of its elderly patients and participating physicians and their staffs, the Company decided to delay the initiation of patient enrollment in the ISEE2008 trial even though it was on track to begin enrollment that month. Although it delayed the initiation of patient enrollment, it has continued trial initiation activities and plans to begin enrolling patients expeditiously once the COVID-19 situation stabilizes and the Company and its investigators determine it is safe to do so. The Company will continue to monitor the situation in the United States and across the world and may commence patient enrollment in stages based on the conditions in different communities and countries. It plans to enroll approximately 400 patients in this trial.
In addition, the Company is expecting to receive, by the end of the second quarter of 2020, 18-month data from its international, randomized, double masked, sham controlled, multi-center Phase 2/3 clinical trial (the "OPH2003 trial") assessing the safety and efficacy of Zimura for the treatment of GA secondary to AMD, for which it announced positive, 12-month data in October 2019. 286 patients were enrolled in this trial across multiple treatment groups, including various Zimura doses and sham control groups. The 12-month data confirmed that Zimura met the prespecified primary endpoint in the trial in reducing the rate of GA growth in patients with GA. The reduction in the mean rate of GA growth over 12 months using the square root transformation was 0.110 mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124 mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, indicating an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham for both dose groups. These data for both dose groups were statistically significant and the Company believes, based on recent guidance from the U.S. Food and Drug Administration ("FDA"), demonstrate a clinically relevant reduction in rate of GA growth. Based on its review of the safety data to date, Zimura was generally well tolerated over 12 months of administration in this clinical trial. OPH2003 was designed to be a Phase 2b screening trial, with the potential to qualify as a pivotal trial depending on the magnitude and statistical significance of the potential benefit observed. Based on the 12-month data, the Company believes that the OPH2003 trial qualifies as the first of two Phase 3 trials typically required by the FDA for marketing approval of a pharmaceutical product. In light of the 12-month data, the Company has changed the phase designation of the OPH2003 trial to a Phase 2/3 trial. The primary purpose of the 18-month time point is to gather additional safety data. The primary efficacy analysis for this trial was conducted following the 12-month time point, and the reliability of any such comparison and the ability to rule out a “false positive” result was concentrated in the 12-month analysis. The prespecified statistical analysis plan for the trial, therefore, does not include assessing the statistical significance of 18-month data for rate of GA growth in the treatment groups as compared to the corresponding sham control groups. Any analysis of the 18-month GA growth data will be descriptive only and is intended primarily to evaluate the safety of Zimura.
The Company is developing its HtrA1 inhibitor program for GA and potentially other age-related retinal diseases.

The Company's gene therapy portfolio consists of two product candidates in preclinical development and several ongoing collaborative sponsored research programs, each of which uses adeno-associated virus ("AAV") for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:

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

•	Leber congenital amaurosis type 10 ("LCA10") which is characterized by severe bilateral loss of vision at or soon after birth;

•	autosomal recessive Stargardt disease; and

•	IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A and USH2A-associated nonsyndromic autosomal recessive retinitis pigmentosa.
The Company's lead gene therapy product candidate is IC-100, which it is developing for the treatment of RHO-adRP. Subject to successful completion of preclinical development and manufacturing under current good manufacturing practices ("cGMP"), the Company plans to file an investigational new drug application ("IND") for IC-100 by the end of 2020 or early 2021 with the goal of commencing patient enrollment in a Phase 1/2 clinical trial during the first half of 2021. The Company is also developing IC-200, its gene therapy product candidate for the treatment of IRDs associated with mutations in the BEST1 gene. Subject to successful completion of preclinical development and manufacturing under cGMP and regulatory review, it expects to initiate a Phase 1/2 clinical trial for IC-200 during the first half of 2021.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC") on February 27, 2020.
Basis of Presentation and Consolidation
In the opinion of management, the Company’s condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Annual Report.
The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
Segment and geographic information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company's Consolidated Balance Sheets and the amount of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, accounting for research and development costs, accounting for share-based compensation and accounting for income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.
As of March 31, 2020, the Company had cash and cash equivalents of approximately $108.4 million.
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
Concentration of Suppliers
The Company currently relies exclusively upon a single third-party manufacturer to provide the drug substance for Zimura on a purchase order basis. The Company also engages a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the proprietary polyethylene glycol reagent used to manufacture Zimura. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura.  The Company currently relies exclusively upon a single third-party contract manufacturer for IC-100 and IC-200 and also relies on sole-source suppliers for certain starting materials used in the manufacture of such product candidates. The Company currently relies upon a single third-party contract manufacturer to conduct process development, scale-up and cGMP manufacture of the lead compound for its HtrA1 inhibitors program for potential preclinical toxicology studies and clinical trials. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties, insolvency or the COVID-19 pandemic, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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
Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Leases
The Company has leased its office spaces and has entered into various other agreements in conducting its business. At inception, the Company determines whether an agreement represents a lease and at commencement evaluates each lease agreement to determine whether the lease is an operating or financing lease. Some of the Company's lease agreements have contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses, although its remaining outstanding lease for its principal offices has no further options, allowances, holidays or clauses.
Pursuant to ASC 842, Leases, the Company records an operating lease right-of-use asset and an operating lease liability on its Consolidated Balance Sheet. Right-of-use lease assets represent the Company's right to use the underlying asset for the lease term and the lease obligation represents the Company's commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit discount rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all office lease agreements the Company combines lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheet.
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
Stock Options
The Company estimates the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes option-pricing model. The Company's computation of stock-price volatility is based on daily historical volatility during the time period that corresponds to the expected option term. The Company's computation of expected term is determined using the expected term of stock option grants to employees based on an analysis of actual option exercises. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Expected common stock price volatility	115%	86%
Risk-free interest rate	0.87%-1.34%	2.50%-2.54%
Expected term of options (years)	4.7	6.2
Expected dividend yield	—	—

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

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument" (“CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probability threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard effective January 1, 2020 with no material impact to its financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments became effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. The Company adopted this accounting standard effective January 1, 2020 with no material impact to its financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This guidance became effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company adopted this accounting standard effective January 1, 2020 with no material impact to its financial statements.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), which clarifies the interaction between the guidance for collaborative arrangements (Topic 808) and the new revenue recognition standard (Topic 606). For public companies, the amendments became effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. The Company adopted this accounting standard effective January 1, 2020 with no material impact to its financial statements.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the effects, if any, of the adoption of ASU 2019-12 guidance on the Company’s financial position, results of operations and cash flows.
3. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(15,076)	$(12,501)
Weighted average common shares outstanding - basic and dilutive	53,426	41,427
Net loss per share of common stock - basic and diluted	$(0.28)	$(0.30)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock options outstanding	6,635	5,844
Restricted stock units	1,401	664
Total	8,036	6,508

4. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company had cash and cash equivalents of approximately $108.4 million and $125.7 million, respectively. Cash and cash equivalents included cash of $4.1 million at March 31, 2020 and $3.2 million at December 31, 2019. Cash and cash equivalents at March 31, 2020 and December 31, 2019 included $104.3 million and $122.5 million, respectively, of investments in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at March 31, 2020 or at December 31, 2019, respectively.
The Company believes that its existing cash and cash equivalents as of March 31, 2020 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. This estimate is based on the Company's current business plan, including the continuation of its current research and development programs. This estimate also does not reflect any additional expenditures, including associated development costs, in the event it in-licenses or acquires any new product candidates or if it commences any new sponsored research programs. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.
5. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the "2013 Plan"), annual increases have resulted in the addition of an aggregate of approximately 10,539,000 additional shares to the 2013 Plan, including for 2020, an increase of approximately 1,985,000 shares, or approximately 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2020. As of March 31, 2020, the Company had approximately 2,908,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan. As of March 31, 2020, the Company had approximately 1,622,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended March 31,
	2020	2019
Stock options	$1,374	$1,622
Restricted stock units	936	821
Employee stock purchase plan	14	27
Total	$2,324	$2,470

The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$1,153	$1,170
General and administrative	1,171	1,300
Total	$2,324	$2,470

Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of March 31, 2020 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2019	6,780	$10.89
Granted	105	$6.58
Exercised	(49)	$2.78
Forfeited	(201)	$17.36
Outstanding, March 31, 2020	6,635	$10.69
Vested and exercisable, March 31, 2020	3,482	$17.07
Vested and expected to vest, March 31, 2020	6,383	$10.97

As of March 31, 2020, there were approximately $7.2 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 2.7 years.
RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of March 31, 2020 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2019	1,481	$7.79
Awarded	19	$6.35
Vested	(12)	$72.92
Forfeited	(87)	$4.79
Outstanding, March 31, 2020	1,401	$7.40
Outstanding, Expected to vest	1,228	$4.89

As of March 31, 2020, there were approximately $4.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 2.8 years.
ESPP
As of March 31, 2020, there were 838,182 shares available for future purchases under the ESPP. There were 43,581 shares of common stock issued under the ESPP during the three months ended March 31, 2020. Cash proceeds from ESPP purchases were $42 thousand during the three months ended March 31, 2020. There were 31,522 shares of common stock issued under the ESPP during the three months ended March 31, 2019. Cash proceeds from ESPP purchases were $42 thousand during the three months ended March 31, 2019.

6. Income Taxes
For the three months ended March 31, 2020, the Company recorded a $3.3 million benefit for income taxes. For the three months ended March 31, 2019, the Company recorded a de minimis provision for income taxes. The income tax benefit for the three months ended March 31, 2020 was primarily to reflect a settlement of a local tax audit and the decrease in its related uncertain tax position, interest and penalties.
In response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including the immediate refund of minimum tax credits.  The Company has recorded a current tax receivable of approximately $1.8 million in anticipation of this refund.
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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$94,322	$—	$—
Investments in U.S. Treasury securities*	$5,000	$—	$—
Investments in corporate debt securities*	$—	$4,994	$—
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

No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2020.
The Company held no available for sale securities at March 31, 2020 or at December 31, 2019.
8. Commitments and Contingencies
Zimura - Archemix Corp.
The Company is party to an agreement with Archemix Corp., or Archemix, under which the Company in-licensed rights in certain patents, patent applications and other intellectual property related to Zimura and pursuant to which the Company may be required to pay sublicense fees and make milestone payments (the "C5 License Agreement"). Under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make payments to Archemix of up to an aggregate of $56.5 million if the Company achieves specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, the Company is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if the Company achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
IC-100 - University of Florida and the University of Pennsylvania
Under its exclusive license agreement with the University of Florida Research Foundation, Incorporated ("UFRF") and the University of Pennsylvania ("Penn") for rights to IC-100, the Company is obligated to make payments to UFRF, for the benefit of Penn and UFRF (together, the "Licensors"), of up to an aggregate of $23.5 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to a licensed product and up to an aggregate of an additional $70.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a low single-digit percentage of net sales of licensed products. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a double-digit percentage of specified non-royalty payments the Company may receive from any third-party sublicensee of the licensed patent rights. Further, if the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate, the Company will be obligated to pay UFRF, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UFRF, for the benefit of the Licensors, a low double-digit percentage of any consideration received from such third party in connection with such sale.
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
miniCEP290 Program - University of Massachusetts
Under its exclusive license agreement with the University of Massachusetts ("UMass") for its miniCEP290 program, which targets LCA10, which is associated with mutations in the CEP290 gene, the Company is obligated to pay UMass up to an aggregate of $14.75 million in cash and issue up to 75,000 shares of common stock of the Company if the Company achieves specified clinical and regulatory milestones with respect to a licensed product. In addition, the Company is obligated to pay UMass up to an aggregate of $48.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product. The Company is also obligated to pay UMass royalties at a low single-digit percentage of net sales of licensed products. If the Company or any of its affiliates sublicenses any of the licensed patent rights or know-how to a third party, the Company will be obligated to pay UMass a high single-digit to a mid-tens percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the licensed products at the time the Company or the applicable affiliate enters into the sublicense. If the Company receives a priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product, and the Company subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the agreement, the Company will be obligated to pay UMass a low-tens percentage of the fair market value of the priority review voucher at the time of approval of such product candidate and a low-twenties percentage of the fair market value of the priority review voucher at the time of achievement of a specified commercial sales milestone for such product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UMass a low-thirties percentage of any consideration received from such third party in connection with such sale.
HtrA1 Inhibitors - Former Equityholders of Inception 4
Under the agreement and plan of merger between the Company and Inception 4, Inc. ("Inception 4"), pursuant to which the Company acquired Inception 4 and its HtrA1 inhibitor program (the "Inception 4 Merger Agreement"), the Company is obligated to make payments to the former equityholders of Inception 4 of up to an aggregate of $105 million, subject to the terms and conditions of the Inception 4 Merger Agreement, if the Company achieves certain specified clinical and regulatory milestones with respect to a product candidate from its HtrA1 inhibitor program, with $45 million of such potential payments relating to GA and $60 million of such potential payments relating to wet AMD. Under the Inception 4 Merger Agreement, the Company does not owe any commercial milestones or royalties based on net sales. The future milestone payments will be payable in the form of shares of the Company's common stock, calculated based on the price of its common stock over a five-

trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued in connection with the acquisition, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of the Company's common stock as of the close of business on the business day prior to the closing date of the Inception 4 acquisition, and will be payable in cash thereafter. The Inception 4 Merger Agreement also includes customary indemnification obligations to the former equityholders of Inception 4, including for breaches of the representations and warranties, covenants and agreements of the Company and its subsidiaries (other than Inception 4) in the Inception 4 Merger Agreement.
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
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's board of directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied the Company's motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the special litigation committee conducts its investigation.  On May 5, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020.
On October 16, 2018, the Company’s board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of the Company’s board of directors. The demand alleges facts that are substantially similar to the facts alleged in the CAC and the Pacheco complaint and asserts claims that are substantially similar to the claims asserted in the Pacheco complaint. On January 30, 2019, the Company’s board of directors received a second shareholder demand from a different shareholder to investigate and commence legal proceedings against certain current and former members of the Company’s board of directors based on allegations that are substantially similar to the allegations contained in the first demand letter. These shareholder demands have been referred to a demand review committee of the Company's board of directors. The Company has entered into tolling agreements with the directors named in the demands.
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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the "Risk Factors" section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a science-driven biopharmaceutical company focused on the discovery and development of novel treatment options for retinal diseases with significant unmet medical needs. We are currently developing both therapeutic product candidates for age-related retinal diseases and gene therapy product candidates for orphan inherited retinal diseases, or IRDs.
Our therapeutics portfolio consists of Zimura® (avacincaptad pegol), a complement C5 inhibitor, and our preclinical development program of High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitors. We are currently targeting the following diseases with Zimura:

•
geographic atrophy, or GA, which is the advanced stage of age-related macular degeneration, or AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and

•
autosomal recessive Stargardt disease, or STGD1, which is characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue of young adults, leading to loss of vision.

We are preparing for a second international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial of Zimura for the treatment of GA secondary to AMD, which we refer to as the ISEE2008 trial. In March 2020, because of the novel coronavirus, or COVID-19, global pandemic and out of an abundance of caution for the health and safety of our elderly patients and participating physicians and their staffs, we decided to delay the initiation of patient enrollment in the ISEE2008 trial even though we were on track to begin enrollment that month. Although we delayed the initiation of patient enrollment, we have continued trial initiation activities and plan to begin enrolling patients expeditiously once the COVID-19 situation stabilizes and we and our investigators determine it is safe to do so. We will continue to monitor the situation in the United States and across the world and may commence patient enrollment in stages based on the conditions in different communities and countries. We plan to enroll approximately 400 patients in this trial.
In addition, we are expecting to receive, by the end of the second quarter of 2020, 18-month data from our international, randomized, double masked, sham controlled, multi-center Phase 2/3 clinical trial, or the OPH2003 trial, assessing the safety and efficacy of Zimura for the treatment of GA secondary to AMD, for which we announced positive, 12-month data in October 2019. 286 patients were enrolled in this trial across multiple treatment groups, including various Zimura doses and sham control groups. The 12-month data confirmed that Zimura met the prespecified primary endpoint in the trial in reducing the rate of GA growth in patients with GA. The reduction in the mean rate of GA growth over 12 months using the square root transformation was 0.110 mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124 mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, indicating an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham for both dose groups. These data for both dose groups were statistically significant and we believe, based on recent guidance from the U.S. Food and Drug Administration, or FDA, demonstrate a clinically relevant reduction in rate of GA growth. Based on our review of the safety data to date, Zimura was generally well tolerated over 12 months of administration in this clinical trial. OPH2003 was designed to be a Phase 2b screening trial, with the potential to qualify as a pivotal trial depending on the magnitude and statistical significance of the potential benefit observed. Based on the 12-month data, we believe that the OPH2003 trial qualifies as the first of two Phase 3 trials typically required by the FDA for marketing approval of a pharmaceutical product. In light of the 12-month data, we have changed the phase designation of the OPH2003 trial to a Phase 2/3 trial. The primary purpose of the 18-month time point is to gather additional safety data. The primary efficacy analysis for this trial was conducted following the 12-month time point, and the reliability of any such comparison and the ability to rule out a “false positive” result was concentrated in the 12-month analysis. The prespecified statistical analysis plan for the trial, therefore, does not include assessing the statistical significance of 18-month data for rate of GA growth in the treatment groups as compared to the corresponding sham control groups. Any analysis of the 18-month GA growth data will be descriptive only and is intended primarily to evaluate the safety of Zimura.
We are developing our HtrA1 inhibitor program for GA and potentially other age-related retinal diseases.
Our gene therapy portfolio consists of two product candidates in preclinical development and several ongoing collaborative sponsored research programs, each of which uses adeno-associated virus, or AAV, for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:

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

•	Leber Congenital Amaurosis type 10, or LCA10, which is characterized by severe bilateral loss of vision at or soon after birth;

•	autosomal recessive Stargardt disease; and

•	IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A, or Usher 2A, and USH2A-associated nonsyndromic autosomal recessive retinitis pigmentosa.
Our lead gene therapy product candidate is IC-100, which we are developing for the treatment of RHO-adRP. Subject to successful completion of preclinical development and manufacturing under current good manufacturing practices, or cGMP, we plan to file an investigational new drug application, or IND, for IC-100 by the end of 2020 or early 2021 with the goal of starting patient enrollment in a Phase 1/2 clinical trial during the first half of 2021. We are also developing IC-200, our gene therapy product candidate for the treatment of IRDs associated with mutations in the BEST1 gene. Subject to successful completion of preclinical development and manufacturing under cGMP and regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-200 during the first half of 2021.
Impact of COVID-19
The COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:

•
In March 2020, we decided to delay initiation of patient enrollment in our ISEE2008 trial. In the meantime, we have continued with trial initiation activities. Health authorities and ethics committees in certain countries, and many of the clinical trial sites we are planning to use for this trial, have reduced their staff and operations due to the COVID-19 pandemic. This reduction in operations has resulted in delays to the approval of our trial in certain countries outside the United States and delays in the activation process for a number of our planned clinical trial sites.

•
We instituted company-wide remote working starting in the middle of March 2020. Investor and scientific meetings and conferences have been canceled or are occurring virtually. We have been relying on remote means of working and communication both internally and externally.

•
Many of our clinical trial sites for the OPH2003 and OPH2005 trials have been operating with reduced staff and other restrictions. We have increased our efforts to engage with our clinical trial sites with a focus on retaining patients and maintaining scheduled visits and treatments, and instituted practices such as flexible scheduling of visits for patients and remote monitoring. Based on the latest information we have available, we are aware that a few patients in the OPH2005 trial have missed consecutive trial visits during the pandemic. We continue to monitor the situation closely. We do not yet know whether this trend will continue or increase, or what the impact of these missed visits may be on the results of the trial, especially because we are masked to the treatment condition of these patients.

•
In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities.

•
Shortages and governmental restrictions arising from the COVID-19 pandemic may disrupt the ability of our contract manufacturers to procure items that are essential for our manufacturing activities, such as raw materials used in the manufacture of our product candidates. The manufacturer for our HtrA1 inhibitor program has experienced such a shortage.

•	The pandemic has caused significant disruption to the financial markets, and has caused increased volatility in the price of our stock and that of other companies in the biotechnology industry.

We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the quarter ended March 31, 2020. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Management's Discussion and Analysis of Results of Operations and Financial Position and the Risk Factors contained in this Quarterly Report on Form 10-Q.
Therapeutic Development Programs
Zimura Clinical Programs
Zimura, our C5 complement inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity. In April 2020, we received fast track designation from the FDA for Zimura for the treatment of GA secondary to dry AMD. We currently have two clinical trials ongoing for Zimura and are planning an additional Phase 3 clinical trial. The following is a brief description of these trials and their current status:

•
OPH2003 (GA secondary to AMD): an ongoing international, randomized, double masked, sham controlled, multi-center Phase 2/3 clinical trial evaluating the safety and efficacy of various doses of Zimura in patients with GA secondary to AMD. We enrolled a total of 286 patients in this trial. In October 2019, we announced data based on the first 12 months of this trial. This trial remains ongoing and, in accordance with the clinical trial protocol, we have continued to treat and follow patients through month 18. We expect top-line 18-month data to be available by the end of the second quarter of 2020.

•
ISEE2008 (GA secondary to AMD): a planned international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura 2 mg in patients with GA secondary to AMD. The primary efficacy endpoint for this trial, the reduction in the mean rate of GA growth over 12 months measured using square root transformation, will be the same as the primary efficacy endpoint for the OPH2003 trial, and, if data from this confirmatory trial are positive, we expect to submit the data from this trial and the OPH2003 trial to support a marketing application for Zimura in GA. We have been continuing trial initiation activities and plan to begin enrolling patients expeditiously once the COVID-19 situation stabilizes and we and our investigators determine it is safe to do so. We plan to enroll approximately 400 patients in this trial.

•
OPH2005 (STGD1): an ongoing, randomized, double masked, sham controlled, multi-center Phase 2b clinical trial, which we refer to as the OPH2005 trial, evaluating the safety and efficacy of Zimura for the treatment of STGD1. Similar to OPH2003, OPH2005 was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed, and which we believe could potentially serve as a clinical trial that can support an application for marketing approval. We completed enrollment for this trial in February 2019 with a total of 95 patients enrolled. As of May 1, 2020, 49 patients were active in this trial and we have been focused on monitoring these patients and, together with participating investigators, efforts to retain patients and maintain scheduled visits and treatments in the trial in light of the COVID-19 pandemic. Most of our sites, even though they are operating with fewer staff and other restrictions, have continued to conduct patient visits for our clinical trials. We are aware that a small number patients in the OPH2005 trial have missed consecutive trial visits during the pandemic. We continue to monitor the situation closely. We do not yet know whether this trend will continue or increase, or what the impact of these missed visits may be on the results of the trial, especially because we are masked as to the treatment condition of these patients. We expect that initial, top-line data from this clinical trial will be available during the second half of 2020.

We previously completed multiple clinical trials evaluating various doses of Zimura in age-related retinal diseases, including:

•	OPH2001, a Phase 1/2a clinical trial of various doses of Zimura monotherapy for the treatment of GA, with a total of 47 patients enrolled;

•
OPH2000: a Phase 1/2a clinical trial of various doses of Zimura administered in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor, or anti-VEGF, agent, for the treatment of wet AMD, with a total of 60 patients enrolled;

•
OPH2007, a Phase 2a clinical trial of various doses of Zimura administered in combination with Lucentis for the treatment of wet AMD, with a total of 64 patients enrolled, which concluded in the fourth quarter of 2018; and

•
OPH2002: a very small Phase 2a clinical trial of Zimura in combination with anti-VEGF agents for the treatment of idiopathic polypoidal choroidal vasculopathy, or IPCV, in patients for whom anti-VEGF monotherapy had failed.

Over 160 patients have been treated with Zimura in these previously completed trials, with treatment durations extending up to 48 weeks. All doses of Zimura administered in these trials were well-tolerated, with only a single adverse event, mild subcapsular cataract, assessed to be drug-related by participating investigators.

HtrA1 Inhibitor Program
We are pursuing the preclinical development of our HtrA1 inhibitor program for the treatment of GA secondary to AMD and potentially other age-related retinal diseases. Our HtrA1 inhibitor program includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested. We have identified a lead compound from this program. We are pursuing process development and formulation development with the goal of developing a manufacturing process and a formulation for intravitreal administration of this lead compound in the eye. If we are successful in developing a manufacturing process for and formulating this lead compound, we plan to initiate IND-enabling activities for this product candidate. Based on current timelines and subject to successful completion of preclinical development and cGMP manufacturing, we plan to file an IND for a product candidate from this program during 2021.
Gene Therapy Research and Development Programs
IC-100: Product Candidate for RHO-adRP
We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We and the University of Pennsylvania, or Penn, are conducting preclinical studies of IC-100 and a natural history study of RHO-adRP patients. In parallel, we have engaged a gene therapy contract development and manufacturing organization, or CDMO, as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-100. We are conducting Phase 1/2 clinical manufacturing and other IND-enabling activities. We recently identified an issue with one of the starting materials used in the manufacturing process, which has delayed our timelines for this program. Based on current timelines and subject to successful completion of preclinical development and cGMP manufacturing, we plan to file an IND for IC-100 by the end of 2020 or early 2021 with the goal of starting patient enrollment in a Phase 1/2 clinical trial during the first half of 2021.
IC-200: Product Candidate for BEST1-Related IRDs
We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs, including Best disease. We and Penn are conducting preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs. In parallel, we have engaged a gene therapy CDMO as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-200. We are planning for Phase 1/2 clinical manufacturing and other IND-enabling activities. Based on current timelines and subject to successful completion of preclinical development and cGMP manufacturing and regulatory review, we expect to initiate a Phase 1/2 clinical trial for IC-200 during the first half of 2021.
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
We are funding several sponsored research programs at the University of Massachusetts Medical School, or UMMS, seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. The following is a summary of these minigene programs and their status:

•
miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research, which is ongoing, has yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS is conducting additional experiments to optimize constructs, which have been delayed because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We currently expect to identify a lead construct during the second half of 2020.

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

•
miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated nonsyndromic autosomal recessive retinitis pigmentosa. We initiated this sponsored research with UMMS in July 2019 and expect to receive preliminary results by late 2020.

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

Therapeutics

Indication	Research	Pre-clin.	Phase 1	Phase 2	Phase 3	Milestones
GA secondary to AMD Zimura						• 1st Phase 3: Positive 12-month data reported • 2nd Phase 3: Plan to begin enrolling when COVID-19 situation stabilizes
Stargardt Disease (STGD1) Zimura						• Top-line data expected in **2H 2020**
GA secondary to AMD HtrA1 Inhibitor						• Plan to file IND in **2021**

Gene Therapy

Indication	Research	Pre-clin.	Phase 1	Phase 2	Phase 3	Milestones
IC-100: RHO-adRP AAV vector						• Plan to initiate Phase 1/2 in **1H 2021**
IC-200: *Best1* Related Retinal Diseases AAV vector						• Plan to initiate Phase 1/2 in **1H 2021**
LCA10 miniCEP290 AAV "minigene" vector						• Identify lead construct in **2H 2020**
STGD1 miniABCA4 AAV "minigene" vector						• Additional results expected in **2H 2020***
Usher 2a miniUSH2A AAV "minigene" vector						• Preliminary results expected by **late 2020***

*We have an option to exclusively in-license intellectual property resulting from ongoing sponsored research.

Business Development and Financing Activities
As we continue the development of our product candidates and programs and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We have been, and plan to continue, exploring options for the future development and potential commercialization of Zimura, including potential collaboration and out-licensing opportunities, including for indications for which we previously developed Zimura such as wet AMD and IPCV. In addition, we expect to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases. We could also consider business development opportunities that also offer us a financing opportunity. We will continue to pursue capital raising opportunities when they are available on terms that are favorable to us and if the opportunity advances our strategic goals.
Financial Matters
As of March 31, 2020, we had cash and cash equivalents of $108.4 million. We estimate that our year-end 2020 cash and cash equivalents will range between $65 million and $70 million. We also estimate that our cash and cash equivalents will be sufficient to fund our operations and capital expenditures as currently planned into the beginning of 2022. These estimates are based on our current 2020 business plan, including the initiation of the ISEE2008 trial and the continuation of our other ongoing research and development programs. These estimates do not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or if we commence any new sponsored research programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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
The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Zimura	$4,486	$3,201
HtrA1	326	—
RHO-adRP	2,509	848
BEST1	2,222	145
Other gene therapy	533	248
Prior product candidate Fovista	—	13
Personnel-related	2,507	1,615
Share-based compensation	1,153	1,170
Other	14	445
	$13,750	$7,685

As we continue our ongoing clinical trials for Zimura and initiate our planned ISEE2008 trial, we expect our research and development expenses for Zimura to increase. We also expect our research and development expenses for each of IC-100, IC-200 and our HtrA1 inhibitors program to increase as development continues. We expect our research and development expenses for our miniCEP290 program and other collaborative gene therapy sponsored research programs to decrease as the sponsored research for those programs reaches completion. Our research and development expenses may also increase if we in-license or acquire any new product candidates, including from our collaborative gene therapy sponsored research programs, or commence any new sponsored research programs.
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
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our ongoing clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, or in our preclinical development programs, such as inability to develop formulations or if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the European Medicines Agency, or the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we plan to begin the ISEE2008 trial, which is a single Phase 3 clinical trial evaluating Zimura for GA, with the expectation that data collected from such trial, if it is positive, together with data from our OPH2003 trial, will be sufficient to seek marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the ISEE2008 trial beyond our current expectations or conduct additional clinical trials for Zimura in GA in order to seek or maintain regulatory approval or qualify for reimbursement approval. In addition, in March 2020, we decided to delay the initiation of patient enrollment in the ISEE2008 trial because of the COVID-19 pandemic. The COVID-19 pandemic may result in additional delays to the initiation of the ISEE2008 trial or to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. For example, we may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments once we initiate patient enrollment in the ISEE2008 trial due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, share-based compensation and income taxes described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Results of Operations
Comparison of Three Month Periods Ended March 31, 2020 and 2019

	Three months ended March 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$13,750	$7,685	$6,065
General and administrative	4,998	5,481	(483)
Total operating expenses	18,748	13,166	5,582
Loss from operations	(18,748)	(13,166)	5,582
Interest income	358	670	(312)
Other income	5	—	5
Loss before income tax provision (benefit)	(18,385)	(12,496)	5,889
Income tax provision (benefit)	(3,309)	5	(3,314)
Net loss	$(15,076)	$(12,501)	$2,575
Research and Development Expenses
Our research and development expenses were $13.8 million for the three months ended March 31, 2020, an increase of $6.1 million compared to $7.7 million for the three months ended March 31, 2019. The increase in research and development expenses for the three months ended March 31, 2020 was primarily due to a $4.0 million increase in costs resulting from the progress of our gene therapy programs, $1.3 million increase in costs associated with our Zimura programs and a $0.3 million increase in costs resulting from the progress of our HtrA1 inhibitor program. The increased costs for our gene therapy programs primary reflect increased manufacturing and preclinical development costs associated with IC-100 and IC-200. The increased costs for our Zimura programs were primarily due to the initiation and start-up activities for our ISEE2008 trial, which was partially offset by lower clinical trial costs as a result of the near completion of our OPH2003 trial.
General and Administrative Expenses
Our general and administrative expenses were $5.0 million for the three months ended March 31, 2020, a decrease of $0.5 million, compared to $5.5 million for the three months ended March 31, 2019. The decrease in general and administrative expenses for the three months ended March 31, 2020 was primarily due to a decrease in general consulting costs and professional fees.
Interest Income
Interest income for the three months ended March 31, 2020 was $0.4 million compared to interest income of $0.7 million for the three months ended March 31, 2019. The decrease in interest income was primarily due to the decrease in our investment balances and interest rate yields.
Income Tax Provision (Benefit)
For the three months ended March 31, 2020, we recorded an income tax benefit which was primarily to reflect a settlement of a local tax audit. For the three months ended March 31, 2019, we recorded a de minimis provision for income taxes.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funding we received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering of common stock, which we closed in September 2013, funds we received under a prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of

Inception 4, Inc., or Inception 4, in October 2018 and our follow-on public offerings of common stock, which we closed in February 2014 and December 2019. We do not have any committed external source of funds.
We currently have an effective universal shelf registration statement on Form S-3, or the Shelf Registration, on file with the SEC registering for sale from time to time up to $150.0 million of common stock, preferred stock, debt securities, depositary shares, warrants and/or units in one or more registered offerings, of which $50.0 million may be offered, issued and sold under an “at-the-market” Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC. We issued and sold shares and issued pre-funded warrants under the Shelf Registration in connection with our December 2019 follow-on public offering. We have not yet issued and sold any shares of our common stock under the ATM Agreement.
Cash Flows
As of March 31, 2020, we had cash and cash equivalents totaling $108.4 million and no debt. We currently have invested our cash and cash equivalents in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(17,526)	$(14,603)
Investing Activities	—	—
Financing Activities	179	41
Net change in cash and cash equivalents	$(17,347)	$(14,562)
Cash Flows from Operating Activities
Net cash used in operating activities in the three months ended March 31, 2020 and the three months ended March 31, 2019 related primarily to net cash used to fund our Zimura clinical trials, preclinical development of IC-100, IC-200 and our HtrA1 inhibitor program, and our collaborative gene therapy sponsored research programs and to support our general and administrative operations.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
We had no net cash provided by investing activities for the three months ended March 31, 2020 and for the three months ended March 31, 2019.
Cash Flows from Financing Activities
Net cash provided by financing activities was $179 thousand for the three months ended March 31, 2020 and $41 thousand for the three months ended March 31, 2019 and related to stock option exercises and purchases made under our employee stock purchase plan.
Funding Requirements
Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. Furthermore, we expect that if the delay in initiating patient enrollment for the ISEE2008 trial becomes prolonged, whether due to the COVID-19 pandemic or other reasons, or if we experience additional delays or disruptions to our research and development programs, including in the manufacture and supply of products for such programs, such delays or disruptions could increase our operating expenses or otherwise have a material adverse effect on our business and financial results. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMMS with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
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
As of March 31, 2020, we had cash and cash equivalents of $108.4 million. We estimate that our year-end 2020 cash and cash equivalents will range between $65 million and $70 million. We also estimate that our cash and cash equivalents will be sufficient to fund our operations and capital expenditures as currently planned into the beginning of 2022. These estimates are based on our current 2020 business plan, including the initiation of the ISEE2008 trial and the continuation of our other ongoing research and development programs. These estimates do not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or if we commence any new sponsored research programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. Similar to the other risk factors pertinent to our business, the COVID-19 pandemic might unfavorably impact our ability to generate such additional funding. Although the future development of our product candidates is highly uncertain, we expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for any of our product candidates.
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

•	the costs, progress and timing of process development, manufacturing scale-up and validation activities, analytical development and stability studies associated with our product candidates;

•	the length of the delay to the initiation of the ISEE2008 trial and any other delays or disruptions to our research and development programs as a result of the COVID-19 pandemic;

•	the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•	our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of Zimura;

•	the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic has caused significant volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $42.6 million in net proceeds through our December 2019 public offering, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.
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
In response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including minimum tax credit refunds, temporary changes regarding the utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, deferral of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improved property, and the creation of certain refundable employee retention credits. We are currently evaluating how these provisions in the CARES Act will impact our financial position, results of operations and cash flows.

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
Recent Developments - Amendment to BEST1 License Agreement
On May 1, 2020, we, Penn and UFRF entered into an amendment to the exclusive global license agreement through which we obtained rights to IC-200, or the BEST1 License Agreement. Under this amendment, we in-licensed exclusive rights to two patent applications covering certain methods of treating BEST1-related IRDs and these patent applications are thereafter considered licensed patent rights under the BEST1 License Agreement. We agreed to reimburse Penn approximately $16 thousand in accrued costs and expenses related to the filing and prosecution of these patent applications.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$2,703	$2,672	$31	$—	$—
Purchase Obligations (2)	2,801	2,781	20	—	—
Operating Leases (3)	419	309	110	—	—
Total (4)	$5,923	$5,762	$161	$—	$—

(1)	This item includes our contracted obligations under our sponsored research agreements.

(2)	This item includes our contracted commitments under certain of our manufacturing and supply agreements.

(3)	This item includes our continuing rent obligations, including for office space in New York, New York, the term for which is scheduled to expire at the end of December 2020.

(4)	This table does not include:

•	any milestone payments which may become payable to third parties under license or acquisition agreements as the timing and likelihood of such payments are not known with certainty;

•	any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known;

•	anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders; or

•	contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.
In addition to the amounts set forth in the table above, we may be required, under the agreements under which we acquired rights to Zimura, IC-100, IC-200, our miniCEP290 program and our HtrA1 inhibitors program, to make milestone payments and/or pay royalties. These payments are described in "Note 8—Commitments and Contingencies" in our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.

We also have letter agreements with certain employees that require the funding of a specific level of payments if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur. For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2020 annual meeting of stockholders, as filed with the SEC on April 28, 2020.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $108.4 million as of March 31, 2020, consisting of cash and investments in money market funds and certain investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2020, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 pandemic has on the operating effectiveness of our internal controls.

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
On August 31, 2018, a shareholder derivative action was filed against current and former members of our board of directors and certain of our current and former officers in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to our company and wasted our corporate assets by failing to oversee our business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from us, and through sales of our stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to our corporate charter, bylaws and corporate governance policies for vote by our stockholders. On December 14, 2018, we filed a motion to dismiss the complaint. On September 19, 2019, the court denied our motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of our board of directors. On February 18, 2020, we filed an answer to the complaint. We and the plaintiff agreed to stay this litigation while the special litigation committee conducts its investigation.  On May 5, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020.
On October 16, 2018, our board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of our board of directors. The demand alleges facts that are substantially similar to the facts alleged in the CAC and the Pacheco complaint and asserts claims that are substantially similar to the claims asserted in the Pacheco complaint. On January 30, 2019, our board of directors received a second shareholder demand from a different shareholder to investigate and commence legal proceedings against certain current and former members of our board of directors based on allegations that are substantially similar to the allegations contained in the first demand letter. These shareholder demands have been referred to a demand review committee of our board of directors. We have entered into tolling agreements with the directors named in the demands.
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
We may encounter unforeseen difficulties, complications, delays, expenses and other known and unknown factors. We may never be successful in developing or commercializing any of our product candidates or other programs. There is a high rate of failure in pharmaceutical research and development. Even if we have promising preclinical or clinical candidates, their development could fail at any time. Our failure could be due to unexpected scientific, safety or efficacy issues with our product candidates and other programs, invalid hypotheses regarding the molecular targets and mechanisms of action we choose to pursue or unexpected delays in our research and development programs resulting from applying the wrong criteria or experimental systems and procedures to our programs or lack of experience or other factors, including disruptions resulting from the COVID-19 pandemic, with the possible result that none of our product candidates or other programs result in the development of marketable products. We have not yet demonstrated our ability to successfully complete the development of a pharmaceutical product, including completion of large-scale, pivotal clinical trials with safety and efficacy data sufficient to obtain marketing approval or activities necessary to apply for and obtain marketing approval, including the qualification of a commercial manufacturer through a pre-approval inspection with regulatory authorities. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company with a product development focus to a company capable of commercializing pharmaceutical products. We may not be successful in such a transition, as our company has never conducted the sales, marketing and distribution activities necessary for successful product commercialization.
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
Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014 and December 2019. As of March 31, 2020, we had an accumulated deficit of $495.6 million. Our net loss was $15.1 million for the three months ended March 31, 2020 and we expect to continue to incur significant operating losses for the foreseeable future.
Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200 and our HtrA1 inhibitor program are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. Furthermore, we expect that if the delay in initiating patient enrollment for the ISEE2008 trial becomes prolonged, whether due to the COVID-19 pandemic or other reasons, or if we experience additional delays or disruptions to our research and development programs, including in the manufacture and supply of products for such programs, such delays or disruptions could increase our operating expenses or otherwise have a material adverse effect on our business and financial results. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMMS with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
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
As of March 31, 2020, we had cash and cash equivalents of $108.4 million. We estimate that our year-end 2020 cash and cash equivalents will range between $65 million and $70 million. We also estimate that our cash and cash equivalents will be sufficient to fund our operations and capital expenditures as currently planned into the beginning of 2022. These estimates are based on our current 2020 business plan, including the initiation of the ISEE2008 trial and the continuation of our other ongoing research and development programs. These estimates do not reflect any additional expenditures, including associated development costs, in the event we in-license or acquire any new product candidates or if we commence any new sponsored research programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. Similar to the other risk factors pertinent to our business, the COVID-19 pandemic might unfavorably impact our ability to generate such additional funding. Although the future development of our product candidates is highly uncertain, we expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for any of our product candidates.
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

•	the costs, progress and timing of process development, manufacturing scale-up and validation activities, analytical development and stability studies associated with our product candidates;

•	the length of the delay to the initiation of the ISEE2008 trial and any other delays or disruptions to our research and development programs as a result of the COVID-19 pandemic;

•	the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•	our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of Zimura;

•	the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•	the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•	subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic has caused significant volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $42.6 million in net proceeds through our December 2019 public offering, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our ongoing clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, or in our preclinical development programs, such as inability to develop formulations or if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the European Medicines Agency, or the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we plan to begin the ISEE2008 trial, which is a single Phase 3 clinical trial evaluating Zimura for GA, with the expectation that data collected from such trial, if it is positive, together with data from our OPH2003 trial, will be sufficient to seek marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the ISEE2008 trial beyond our current expectations or conduct additional clinical trials for Zimura in GA in order to seek or maintain regulatory approval or qualify for reimbursement approval. In addition, in March 2020, we decided to delay the initiation of patient enrollment in the ISEE2008 trial because of the COVID-19 pandemic. The COVID-19 pandemic may result in additional delays to the initiation of the ISEE2008 trial or to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. For example, we may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments once we initiate patient enrollment in the ISEE2008 trial due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests. For example, under the agreement and plan of merger pursuant to which we acquired Inception 4 and our HtrA1 inhibitor program, or the Inception 4 Merger Agreement, we issued an aggregate of 5,174,727 shares of our common stock as up-front consideration to the former equityholders of Inception 4. The Inception 4 Merger Agreement also requires us to make payments to the former equityholders of Inception 4 upon the achievement of certain clinical and regulatory milestones, subject to the terms and conditions set forth in the Inception 4 Merger Agreement. Those milestone payments will be in the form of shares of our common stock, calculated based on the price of our common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued under the Inception 4 Merger Agreement, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date of our acquisition of Inception 4, and will be payable in cash thereafter. In July 2019, we also issued 75,000 shares of our common stock to UMass as partial upfront consideration for the in-license of our miniCEP290 program, and are obligated to issue up to 75,000 additional shares to UMass upon the achievement of a development milestone.
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
The COVID-19 pandemic, which is a fluid and evolving situation, is negatively affecting our business and operations in a number of ways, including delaying the initiation of patient enrollment for our ISEE2008 trial, and its long-term effects are uncertain. In addition, the pandemic has caused substantial disruption in the financial markets and economies, which could adversely affect our business and operations.

In December 2019, an outbreak of respiratory illness caused by a novel coronavirus began in Wuhan, China. As of May 2020, that outbreak has led to at least three and a half million confirmed cases and at least 250,000 deaths worldwide, with most countries throughout the world confirming cases. The World Health Organization has declared the outbreak a global pandemic and the U.S. government and all 50 states have declared it to be a national or state emergency. In addition, a majority of the world's population has been affected by government efforts to slow the spread of the outbreak through stay-at-home and social distancing orders, shutdowns of businesses and public places, heightened border security, travel restrictions, quarantines and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as a substantial number of people have been required to stay and work from home; worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel and conferences, has fallen.

The COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:

•
In March 2020, we decided to delay initiation of patient enrollment in our ISEE2008 trial. In the meantime, we have continued with trial initiation activities. Health authorities and ethics committees in certain countries, and many of the clinical trial sites we are planning to use for this trial, have reduced their staff and operations due to the COVID-19 pandemic. This reduction in operations has resulted in delays to the approval of our trial in certain countries outside the United States and delays in the activation process for a number of our planned clinical trial sites. Once we decide to initiate patient enrollment in the ISEE2008 trial, we may experience difficulty in enrolling or retaining patients due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel.

•
We instituted company-wide remote working starting in the middle of March 2020. Investor and scientific meetings and conferences have been canceled or are occurring virtually. We have been relying on remote means of working and communication both internally and externally.

•
Many of our clinical trial sites for the OPH2003 and OPH2005 trials have been operating with reduced staff and other restrictions. We have increased our efforts to engage with our clinical trial sites with a focus on retaining patients and maintaining scheduled visits and treatments, and instituted practices such as flexible scheduling of visits for patients and remote monitoring. Based on the latest information we have available, we are aware that a few patients in the OPH2005 trial have missed consecutive trial visits during the pandemic. We continue to monitor the situation closely. We do not yet know whether this trend will continue or increase, or what the impact of these missed visits may be on the results of the trial, especially because we are masked to the treatment condition of these patients. We may experience difficulty in retaining patients or maintaining scheduled visits and treatments in the future due to ongoing or future restrictions or other impacts related to the COVID-19 pandemic.

•
In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities.

•
Shortages and governmental restrictions arising from the COVID-19 pandemic may disrupt the ability of our contract manufacturers to procure items that are essential for our manufacturing activities, such as raw materials used in the manufacture of our product candidates. The manufacturer for our HtrA1 inhibitor program has experienced such a shortage. Similar shortages and governmental restrictions may disrupt the our ability or the ability of our clinical trial sites to procure medical supplies for our clinical trials, including personal protective equipment to protect patients and investigators and their staffs.

•	The pandemic has caused significant disruption to the financial markets, and has caused increased volatility in the price of our stock and that of other companies in the biotechnology industry.

We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the quarter ended March 31, 2020. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Even though the pandemic may be under control in several countries, there may be a second or subsequent waves as stay-at-home and social distancing orders are lifted. The prospects for finding an effective vaccine or treatment for this disease are uncertain, which may cause the measures to contain the pandemic to be in place for a prolonged period of time. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact and the economic impact on local, regional, national and international markets. For example, if our clinical trial sites continue to have reduced operations or close, this could have a material adverse impact on our clinical trial plans and timelines. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.

In addition, many companies have been using force majeure clauses in their contracts to excuse or delay performing under their contracts. Our contract manufacturers, academic research collaborators, contract research organizations and other third parties on whom we rely for goods or services may make similar claims. If any such force majeure claims were successful, then not only would our timelines be delayed but also our right to recover for any economic damages due to the delay would be limited. Because we rely on many single-source suppliers, any such claims from them are likely to result in a delay to our timelines or otherwise adversely affect our operations or financial position.

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of the impact of the pandemic on our operations. Even if the pandemic is contained and the economy is largely reopened, the pandemic may recur and the existing measures may be re-imposed. If the COVID-19 pandemic is not effectively and timely controlled, we may experience prolonged disruptions of our clinical trials, suppliers or contract manufacturers, extended closures of facilities, such as clinical trial sites, academic research centers and suppliers, including single source suppliers, and delays in interactions with regulatory agencies or approvals for our product candidates. It is possible the pandemic may have significant or long-lasting effects on economies worldwide. If the effects of COVID-19 on the financial markets and the global economy persist, they could hamper our ability to raise additional finances. Any of these events may materially and adversely affect our business operations and financial condition.

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
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are sponsoring with UMMS, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the IND-enabling toxicology studies we are conducting or planning to conduct for IC-100 and IC-200, may fail at any point for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans.

Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our pivotal Phase 3 Fovista program for the treatment of wet AMD failed to produce positive safety and efficacy data that support the use of Fovista in wet AMD, despite the results from preclinical testing and earlier clinical trials of Fovista, including a large Phase 2b trial with statistically significant efficacy signal. Furthermore, our Phase 2a OPH2007 safety trial of Zimura in combination with the anti-VEGF agent Lucentis in wet AMD did not replicate the results of our Phase 1/2a OPH2000 trial. Additionally, although the results we have received to date from our OPH2003 trial confirm that Zimura met the prespecified primary endpoint in reducing the mean rate of GA growth in patients with AMD with statistical significance across both the Zimura 2 mg and Zimura 4 mg treatment groups when compared to the corresponding sham control groups, these results may be undermined by inconsistent data obtained from the 18-month results from this clinical trial or may not be replicated in the planned ISEE2008 trial or any other future trial we may conduct for Zimura in GA. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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

•
the supply or quality of our product candidates or other materials necessary to conduct preclinical development and clinical trials of our product candidates may be insufficient or inadequate or we may face delays in the manufacture and supply of our product candidates for any number of reasons, including as a result of interruptions in our supply chain, including in relation to the procurement or quality of starting materials, such as plasmids used for the manufacture of our gene therapy product candidates, and the packaging, distribution, storage and import/export of materials and products;

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

•
we, through our clinical trial sites, may not be able to maintain enrolled patients for scheduled visits and treatments, or to retain patients altogether, especially in light of the COVID-19 pandemic, which could result in missing data from our clinical trials, potentially leading to uninterpretable results or a clinical trial not being sufficiently powered to demonstrate an efficacy benefit;

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
Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities, especially clinical trials, is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. The progress of our clinical trials may be dependent on macro-economic events beyond our control, such as the COVID-19 pandemic. For example, we decided to delay the initiation of patient enrollment in the ISEE2008 trial due to the pandemic. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to AMD in a manner sufficient to support an application for regulatory approval to the FDA and EMA are based on our review of the 12-month data from the OPH2003 trial as well as informal discussions with the FDA. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA could be incorrect or may change as we continue to have interactions with the FDA, as we continue to review and analyze data from our OPH2003 trial, including the 18-month data set when it becomes available, as we continue to plan for and as we conduct our ISEE2008 trial, and as new regulatory or third party information, including third-party clinical data or information from prospective collaborators or licensees, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.
Our development of Zimura is based on a novel mechanism of action that is unproven in GA and STGD1 and poses a number of scientific and other risks, and we may not be successful in developing Zimura in the indications we are pursuing.
We are targeting GA, an advanced form of AMD, and STGD1 with Zimura. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of

AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors for selective molecular targets, including complement C5, as potential pharmaceutical treatments for AMD, and that the 12-month top-line data from our OPH2003 trial of Zimura in GA support our view, this approach may not prove successful for treating GA secondary to AMD in a clinically meaningful way. Similarly, although there is non-clinical scientific literature supporting the potential use of complement system inhibitors for the treatment of STGD1, this approach may not prove clinically successful as well.
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
The 12-month results we observed from the OPH2003 trial may not be supported by the 18-month results of this trial or may not be replicated in the ISEE2008 trial. The 18-month results for OPH2003, for which we will not be evaluating the statistical significance of the efficacy data, may not be consistent with or comparable to the 12-month results or results of other clinical trials. The ISEE2008 trial may yield results that are different from the 12-month results observed in the OPH2003 trial.
The 12-month results we observed from our OPH2003 trial of Zimura in GA may not be supported by the 18-month results of this trial or may not be fully replicated in the ISEE2008 trial. In accordance with the OPH2003 trial protocol, we have continued to treat and follow patients through the 18-month time point to collect additional safety and efficacy data, including mean GA area and mean change in best corrected visual acuity, or BCVA, and low luminance BCVA by treatment group. Although we do not plan to perform any prespecified statistical analysis with respect to these data, these data may indicate an unexpected or unknown safety issue, including increased incidence of choroidal neovascularization, or CNV, or may indicate the loss of efficacy for Zimura during the period between month 12 and month 18. After month 18, we expect to receive and analyze individual patient data on an unmasked basis following completion of the trial by all patients. We expect that the unmasked individual patient data will provide us a better understanding of the results and the variables affecting the results, although it may indicate that our initial conclusions were not well founded due to inconsistencies, data entry errors or because of unknown variables or patient sub-groups that could potentially be driving the results in one or more treatment groups. At this time, we cannot verify that GA images have been measured accurately or review the images for consistency with our hypotheses and the conclusions from this trial. Since the 18-month efficacy data analysis is descriptive only, it may not be relevant to draw any conclusions other than regarding the safety of Zimura.
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
We plan to conduct the ISEE2008 trial at many clinical centers that were not included in the OPH2003 trial.  The introduction of new centers, and the resulting involvement of new treating physicians, as well as potentially different patient demographics, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with Zimura 2 mg and patients receiving sham control.
In addition, the 12-month data from the OPH2003 trial suggested there is an overall dose response relationship in which higher doses of Zimura corresponded to a greater reduction in the mean rate of GA growth as compared to the corresponding sham group. For our ISEE2008 trial, for the reasons stated above, we have decided to proceed with only a 2 mg dose treatment arm and not include a 4 mg dose treatment arm. The 2 mg dose may prove not to be efficacious in treating GA. Additionally, unlike the protocol for the OPH2003 trial, the protocol of the ISEE2008 trial will provide that patients who develop CNV in the study eye in the trial may remain in the trial and receive standard of care anti-VEGF therapy, at the investigator's discretion, and that measurements of these patients' GA will be included in the primary efficacy analysis if their fundus autofluorescence, or FAF, images can be reliably assessed by the masked reading center. The retention of these patients in the ISEE2008 trial may introduce additional variability not present in the OPH2003 trial. Moreover, if a significant number of patients develop CNV in the study eye and these patients' FAF images are not reliably assessable, or if more patients than we anticipate drop out or their data is otherwise missing, it would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial and the ISEE2008 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in GA with statistical significance.
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
Based on the 12-month results we have received from our OPH2003 trial, additional statistical analysis we have performed and informal discussions we have had with the FDA, we believe that the efficacy results from this trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth over 12 months is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision, and that data from the OPH2003 trial is robust. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We are not currently planning to include visual function measures as primary or secondary efficacy endpoints in the ISEE2008 trial, and vision will be assessed as a safety endpoint. The FDA, the EMA or other regulatory authorities may disagree with our conclusion regarding the robustness of the data from the OPH2003 trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. Even if we meet with the FDA, EMA or other regulatory authorities, we likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the robustness of the data from our clinical trials, including the OPH2003 trial, until such time as we submit an application for regulatory approval and receive a response from the applicable authority. If the OPH2003 trial results are not considered robust, in order to seek marketing approval we may need to conduct, in addition to the ISEE2008 trial, one or more additional, well-controlled clinical trials that meets the applicable regulatory requirements in order to obtain sufficiently robust data to support regulatory approval.
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

Based on informal discussions with the FDA, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. This additional clinical trial would need to be well-controlled, with a primary efficacy analysis at the 12 month time point or later. We believe that if we were to file an application for marketing approval for Zimura for GA, we would be able to rely on safety data from our OPH2003 and ISEE2008 trials in GA, as well as our OPH2005 trial evaluating Zimura for STGD1. We also believe that, if the data from the ISEE2008 trial are positive, we would be able to submit our application following the primary efficacy analysis for the ISEE2008 study at the 12-month time point, without waiting for the full 24-month data package, that we could continue collecting data after submitting for marketing approval and that we could supplement our applications for marketing approval while they are pending. We have designed our ISEE2008 trial to meet these requirements, which, as we understand them, and if data from the ISEE2008 trial are positive, will permit us to seek marketing approval for Zimura in GA in the United States and potentially the European Union. We have not had formal interactions with either the FDA or the EMA regarding the ISEE2008 trial and may not do so before receiving results from the trial and submitting our applications for marketing approval. In addition, we expect to engage with regulatory authorities, including with the FDA as part of the fast track program or otherwise with competent national authorities in Europe, during the trial and may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we are understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for Zimura, including potentially changing the design of the ISEE2008 trial, increase the costs of our Zimura clinical programs and delay our expected timelines. In addition, because of the COVID-19 pandemic or other reasons, after we initiate the trial, we may experience a higher than anticipated rate of drop outs and missed visits and treatments in our ISEE2008 trial, which could result in our not having adequate safety data for a sufficient number of patients, even if the primary endpoint is met and the results from the ISEE2008 are otherwise positive.
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
We have no unmasked clinical data regarding the safety and efficacy of Zimura as a treatment of STGD1. The drop-out rate may reduce the number of patients from whom we can collect and analyze data from our OPH2005 trial.
We have no unmasked clinical data regarding the safety and efficacy of Zimura as a treatment for STGD1. In addition, although we initially determined the size of the OPH2005 trial in STGD1 based on the number of patients with STGD1 that we believed could potentially be enrolled within a reasonable period of time, we decided to cease patient enrollment during the first quarter of 2019 in light of the 18-month endpoint and our goal of providing initial top-line data from this trial during the second half of 2020. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Moreover, because Stargardt disease, like GA, is a degenerative disease, and in many cases, the rate of degeneration is slow, and because we are seeking to slow the progression of degeneration with Zimura, and not necessarily to reverse prior degeneration or restore visual function, patients participating in our OPH2005 trial, who may be younger and may experience vision loss that is more subtle than patients with GA or AMD, may not perceive a benefit from continuing to participate and therefore may drop out of this trial or miss scheduled visits and treatments. This risk is particularly magnified during the COVID-19 pandemic, which may cause our patients to voluntarily or involuntarily drop out of the trial or miss scheduled visits and treatments in greater numbers than before. Although we and the investigators and their staff take efforts to encourage continued patient participation, the drop-out rate may exceed our expectations. A higher than expected drop-out rate would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial. Given the information above, our OPH2005 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in STGD1 with statistical significance. If the rate of drop outs or missed visits is higher than we expected, or for other reasons, we may decide to enroll additional patients in this trial or to increase the treatment duration for the trial, which will increase the costs associated with this trial and delay the timelines for receipt of data from this trial.
The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the timing and progress of trial initiation activities for ISEE2008 and the retention of patients for our clinical trials. It may have long-lasting effects on the conduct of trials for the treatment of GA, which can make future trials more difficult or time consuming.
Our ongoing OPH2003 and OPH2005 trials and our planned ISEE2008 trial involve sites located across the United States and in many countries outside the United States. We have made a number of changes to the clinical operations of our ongoing and planned trials as a result of the COVID-19 pandemic, its effects on current and prospective participating patients, and various governmental and other measures to control the outbreak. Our plans for our clinical trials may change further as the COVID-19 situation evolves.
For our OPH2003 trial, the outbreak proliferated around the world as we were finishing the final visits for patients in this trial. We have focused our efforts on patient retention. In addition to the disruptions to the operations of many clinical trial sites, the COVID-19 pandemic has affected our monitoring operations, for example, by requiring remote monitoring and remote source document verification in many instances, which may affect the robustness of the data verification process.
For our OPH2005 trial, as of May 1, 2020, 49 patients remain active and the final patient visits are not expected to occur until the second half of this year. As with OPH2003, we have focused our efforts on maintaining scheduled visits and treatments and overall patient retention. As compared to the patients in the OPH2003 trial, the patients in the OPH2005 trial are generally younger and have work and family commitments, which may cause them to miss more visits or drop out in greater numbers as a result of the COVID-19 pandemic. In addition to the risks posed by increased patient drop outs, if patients miss scheduled visits in greater numbers as a result of the pandemic, it may affect our ability to draw meaningful conclusions from the clinical data. We have provided additional flexibility for patients to modify the scheduling of their visits. Especially if the COVID-19 pandemic persists, additional patient visits may be missed or rescheduled, which may delay the availability of top-line data from this trial and affect the interpretability of the data that we collect and the conclusions we are able to draw from these data.
For our ISEE2008 trial, in addition to the delay of patient enrollment, competent health authorities and ethics committees in certain countries and many clinical trial sites have reduced their staff and operations due to COVID-19. The reduction in operations has resulted in delays to the approval of our trial and the site activation process in certain geographies. Our ability to activate clinical sites and to start our trial as planned will depend on the local situation in each specific geography.
We believe the COVID-19 pandemic and its effects will continue to affect patient recruitment, maintenance of scheduled visits and treatments and overall retention of patients in clinical trials, especially GA trials. As a result of the pandemic, many clinical trial sites may have limited capability to recruit patients, especially in a short period of time. Patients, in turn, may be reluctant to enroll in clinical trials or to maintain their scheduled visits and treatments once enrolled due to their fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. These concerns may particularly apply to GA patients, many of whom are elderly and therefore at a higher risk for COVID-19 and other diseases than the general population. In addition, many of the tests involved in GA trials, such as the retina imaging tests, are time consuming and may be onerous for patients. These factors may make patient recruitment and maintenance of scheduled visits for future clinical trials, especially GA trials, more difficult. Even if a site successfully enrolls patients in line with expectations, there may be additional patient drop outs or missed visits due to the COVID-19 pandemic or similar events, and if those events occur during the course of the ISEE2008 trial, they will likely affect our ability to complete this trial and obtain data in accordance with our expectations. Furthermore, because we expect the ISEE2008 trial to be ongoing for at least 24 months, which is the length of the trial, plus any additional time for patient recruitment, it is likely to be affected to the extent a second wave or subsequent outbreaks of the COVID-19 pandemic causes disruptions. We expect many clinical trial sites to change their practices in preparation for a possible second wave or future outbreaks, and those changes may affect how we conduct the ISEE2008 trial and any other future clinical trials we may conduct.

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
For example, while there are more than 200 known mutations to the BEST1 gene, the different types of mutations and their association with various BEST1-related IRDs are still not well-understood. Our product candidate for these diseases, IC-200, may only be effective in treating retinal diseases associated with certain mutations in the BEST1 gene and not other mutations, especially if the mutation is associated with the production of a toxic protein. Additionally, we decided to in-license and pursue the development of IC-200 based on results observed in an autosomal recessive canine disease model. A majority of humans with BEST1-related IRDs, however, have the autosomal dominant form of the disease, commonly referred to as Best disease. If we choose to develop IC-200 for this patient population, using a construct previously studied in an autosomal recessive canine disease model, this approach may ultimately prove ineffective.
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
In our completed clinical trials for Zimura, we have observed only a single adverse event, mild subcapsular cataract, from our OPH2000 trial, assessed to be drug-related by participating investigators. We have no unmasked data regarding the safety, tolerability or efficacy of Zimura administered for the treatment of STGD1. We have no human data regarding IC-100, IC-200 or any of our HtrA1 inhibitors.
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

Moreover, our clinical trials for Zimura involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive Zimura. For our OPH2003 trial, following the month 18 timepoint, we expect that we will receive complete safety data, including unmasked data covering the period up to month 18. An unforeseen or unexpected safety event, or any safety finding that is inconsistent with our prior experience with Zimura, including during the first 12 months of the OPH2003 trial, from any of our clinical trials for Zimura may impact our ability to continue to develop Zimura or the long-term viability of Zimura as a potential treatment for GA, STGD1 or any other indication for which we may seek to develop Zimura.
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
We do not have any internal manufacturing capabilities and use third parties to manufacture our product candidates on a contract or purchase order basis. We recently identified an issue with one of the starting materials used to manufacture our IC-100 product candidate, which has delayed our timelines for that program, and we may encounter other manufacturing issues that could cause further delays in our development programs or increase costs. We may experience delays in regulatory approval of our product candidates if we or our contract manufacturers do not satisfy applicable manufacturing regulatory requirements. If any of our product candidates is approved, a manufacturing issue could result in product shortages, which could impair our ability to commercialize our products and generate revenue.
We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture Zimura, IC-100, IC-200, our HtrA1 inhibitors and any other product candidates that we may acquire or in-license. We have a limited number of personnel hired to supervise these outside vendors. The manufacturing processes for our product candidates are technically complex. Problems with developing or executing the manufacturing process, even minor deviations from the established process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or delays in our programs. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
For a further discussion of the risks associated with our reliance on third-party manufacturers, including the effects of the COVID-19 pandemic on our third-party manufacturers, see the risk factor herein entitled, "We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, which could delay, prevent or impair our development or commercialization efforts."
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
We currently use a single third-party manufacturer, Agilent, to supply us with the chemically synthesized drug substance for Zimura and a different, single third-party manufacturer, Ajinomoto, to provide fill/finish services for Zimura. We obtain the PEG reagent used to make Zimura drug substance from a single third-party manufacturer. In order to obtain and maintain regulatory approval for Zimura, our third-party manufacturers will be required to produce the Zimura drug substance with consistent quality and to execute fill/finish services on a repeated basis and document their ability to do so. In order for us to successfully commercialize Zimura, if approved, our manufacturers also need to be able to produce quantities at a commercial scale. If our third-party manufacturers are unable to satisfy these requirements, our business would be materially and adversely affected. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process.
In early 2017, we completed the small scale manufacture of multiple batches of Zimura API that we plan to use to support clinical drug supply for the ISEE2008 trial. Although we believe we have adequate drug supply for the ISEE2008 trial, this supply may not be sufficient for our needs over the duration of the trial. We are in the process of recommencing manufacturing activities with our contract manufacturer, with the goal of scaling up and validating the manufacturing process to support the potential commercialization of Zimura. We will need to demonstrate that Zimura API produced through the scaled-up process is analytically comparable to the Zimura we are currently using before API manufactured through the scaled-up process can be used for commercial drug supply. In addition, we plan to make a change to the vial currently used for the finished Zimura drug product to support a more robust fill/finish operation at commercial scale. We also plan to engage a second source supplier to support us with additional clinical supply of the finished Zimura drug product. Each of these activities is costly, time-consuming and uncertain in outcome. We may not be able to successfully scale up or validate our manufacturing process for Zimura, demonstrate analytical comparability of the Zimura API manufactured through the scaled up process with the previously manufactured Zimura API, or establish the long-term stability of the finished Zimura drug product stored in the new vial container. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to obtain regulatory approval of our manufacturing process for Zimura and to support potential commercial operations. If any of the foregoing events occur, it could result in delays or increased costs to support our future development and commercialization of Zimura, even if we successfully complete any required clinical trials for Zimura and obtain sufficient and favorable safety and efficacy data.
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
Gene therapy drug products are complex and difficult to manufacture. We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. Even after a manufacturer is engaged, any problems that arise during manufacturing, including during process development and cGMP manufacturing, may result in unanticipated delays to our timelines, including delays attributable to securing additional manufacturing time slots. There may also be long lead times to manufacture or procure starting materials such as plasmids and cell lines, especially for high-quality starting materials that are cGMP compliant. In particular, plasmids, cell lines and other starting materials for gene therapy manufacture are usually sole sourced, as there are a limited number of qualified suppliers. The progress of our gene therapy programs is highly dependent on these suppliers providing us or our contract manufacturers with the necessary starting materials that meet our requirements in a timely manner. A failure to procure or a shortage of necessary starting materials likely would delay our manufacturing and development timelines.
For IC-100, we recently identified an issue with one of the starting materials used for our manufacturing process. That issue caused us to delay our cGMP manufacturing run at our CDMO, and we had to reschedule the run for a later date based on the CDMO's availability. The success of the manufacturing campaign will depend on the supplier providing quality starting materials that meet our requirements on a timely basis for our rescheduled cGMP manufacturing run. If there are issues with the new starting materials, or if there are delays in their release or delivery, our timelines and the future development of IC-100 could be adversely affected.
A number of factors common to the manufacturing of biologics and drugs could also cause production or quality issues for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, product and process impurities, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, epidemics and pandemics, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. In particular, for IC-100 and IC-200 we and our contract manufacturers are developing our own manufacturing processes, which differ from those originally used by our university collaborators, for example, by using different starting materials and analytical methods. We may not be able to successfully translate the manufacturing process and our manufactured materials may not match the safety and efficacy profile of those used by the universities.
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

An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more complex in scope and take a longer time to develop and to conduct as compared to those used for traditional drugs. We and our contract manufacturers need to expend considerable time and resources to develop assays and other analytical tests for our gene therapy product candidates, including assays to assess the potency of our gene therapy product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, qualified and validated, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations or applicable requirements, we may need to delay or repeat certain manufacturing and development activities.
We are only in the early stages of establishing manufacturing capabilities for our HtrA1 inhibitor program.
We have engaged a CDMO to conduct process development, scale-up and cGMP manufacture of the API for the lead compound from our HtrA1 inhibitor program for potential preclinical toxicology studies and clinical trials. The time and efforts required for us to fully establish manufacturing capabilities for our HtrA1 inhibitor program, including developing a viable manufacturing process, if any, may delay or impair our ability to develop this program in accordance with our expected timelines.
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
We have transitioned to a business strategy that includes a focus on the development of gene therapies for orphan inherited retinal diseases. There are many companies pursuing gene therapy approaches for orphan and age-related retinal diseases. Some of them have better name recognition, more resources and a longer history of developing gene therapies than we do. Competition in this field is intense and for many inherited retinal diseases, there is a limited number of potential patients. If any of our competitors obtains FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, our competitors could establish a strong market position before we are able to enter the relevant market, which may significantly limit the commercial opportunity for our product candidates.
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
Competitive considerations for GA or dry AMD:

•
There are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Apellis Pharmaceuticals, Inc., or Apellis, Roche AG, Novartis AG and MorphoSys AG, Hemera Biosciences, Inc., Gemini Therapeutics, Inc., NGM Biopharmaceuticals Inc., Gyroscope Therapeutics, Achillion Pharmaceuticals, Inc., and Biogen Inc. each have complement inhibitors in development for GA or dry AMD, including, in the cases of Hemera Biosciences and Gyroscope Therapeutics, complement inhibitor gene therapies. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3. As recently as April 2020, Apellis confirmed its expectation that it would finish patient enrollment in its Phase 3 program by the end of the first half of 2020 with the goal of enrolling approximately 1,200 patients, and it would announce data from the trials in the third quarter of 2021. If Apellis's Phase 3 program for its C3 complement inhibitor product candidate is successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect marketing approval for Zimura in GA or a product candidate from our HtrA1 inhibitor program in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., EyePoint Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc. and Stealth BioTherapeutics Corp. (working in collaboration with Alexion Pharmaceuticals, Inc.), are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system.

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
As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We currently do not have any sales, marketing or distribution infrastructure or dedicated personnel. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product candidate is approved, the territories in which the product candidate may be marketed and the commercial potential for such product candidate. We are developing Zimura and our HtrA1 inhibitor program for GA secondary to AMD, which is a condition affecting a relatively large number of individuals. In contrast, our gene therapy programs are currently being developed for orphan IRDs with a limited number of affected individuals. If any of our product candidates is approved, the size and nature of the affected patient population will be an important factor in our commercial strategy. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retinal specialists, or sub-specialists, such as retinal specialists with particular expertise in IRDs.
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

•
any restrictions in the label on the use of our products to or by a subgroup of patients, including, for example, for Zimura, if approved, restrictions on use of our product to patients with GA secondary to dry AMD (as opposed to GA secondary to any or all forms of AMD) or to patients with specific GA lesion characteristics, such as non-foveal GA, or for our gene therapy product candidates, if approved, restrictions on use of our product if a patient previously received another gene therapy product;

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

•
whether competing products or other alternatives are more convenient or easier to administer, including whether co-formulated alternatives, alternatives that can be co-administered in a single syringe or alternatives that offer a less frequent dosing regimen than monthly intravitreal injections, in the case of Zimura, or a less invasive method of administration than subretinal injection, in the case of our gene therapy product candidates, come to market. For example, Apellis is testing its complement inhibitor product candidate for GA with both monthly and every other month dosing regimens, and may obtain a label with an every other month dosing regimen with similar efficacy as the monthly dosing regimen, while we expect that any label we may obtain for Zimura in GA will require monthly administrations. If so, physicians and patients may find Apellis's dosing regimen more convenient than ours.

Our development program for Zimura in GA uses an anatomical primary endpoint, the mean rate of change in GA growth over 12 months. We believe that this efficacy assessment is most likely to demonstrate clinical relevance for an investigational product across a heterogeneous GA patient population and other potential assessments, such as comparisons of visual acuity, are not as clinically meaningful for patients with GA. However, to date there is no direct functional corollary to the anatomical measure that we are using as our primary endpoint. Although we evaluated visual acuity as a secondary endpoint in the OPH2003 trial, the trial was not designed to reliably assess differences in mean changes in visual acuity with statistical significance. Patients, physicians and payors may not recognize the value of, and we may not be able to obtain marketing or reimbursement approval for, Zimura without demonstrating a functional benefit to vision. To do so, we may need to conduct additional clinical trials, which may not ultimately demonstrate a functional benefit to vision.
For each of our Zimura trials where patients receive multiple intravitreal injections on the same day, including the OPH2005 trial, we have provided for a delay in the second intravitreal injection to occur during the same office visit to minimize the risk of an unacceptable increase in intraocular pressure as a result of the volume of the multiple injections. If Zimura receives marketing approval for a particular indication, including for example, for autosomal recessive Stargardt disease, and the approved label requires a waiting period between injections administered on the same day or a dosing regimen that requires multiple office visits per month, the potential market opportunity for Zimura may be limited to the extent that physicians and patients find such a waiting period or dosing regimen unacceptable.
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
In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. Because there are only two FDA-approved gene replacement therapy products, both of which launched in the United States within the past two years, the pricing environment for gene therapies is in the very early stages of its development. Gene therapies are generally intended to be one-time treatments or, at a minimum, to provide a benefit over an extended period lasting several years. If we are successful in obtaining marketing approval for any of our gene therapy product candidates, we will need to convince third-party payors of the value that our gene therapy product offers. Third-party payors may be unwilling to accept substantial upfront costs for a therapy where the benefits may not be realized or are realized over a period of years during which the patient may no longer be enrolled in the payor's plan. Although payors and manufacturers may be incentivized to agree to outcomes-based payment structures for gene therapies, where manufacturers provide rebates or a portion of the contract price is forgiven if an efficacy or durability threshold is not met for an individual patient, market dynamics in the United States currently do not facilitate these types of outcome-based payments, in particular because of rules that require that government payors, such as Medicaid, receive the “best price” for a drug, regardless of outcome. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny. In particular, the $2.1 million list price for Zolgensma has generated significant public scrutiny over the prices of new pharmaceuticals coming to the market, including gene therapies, and as a result, Novartis has proposed permitting third-party payors to pay for Zolgensma in annual installments over five years instead of as a lump sum. Moreover, if we obtain marketing approval for a product candidate, such as Zimura, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA secondary to AMD, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.
Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Trump Administration, the U.S. Congress and many states. For example, the Trump Administration, through the Center for Medicare & Medicaid Service, or CMS, announced in late 2018 an advance notice of proposed rulemaking describing a potential mandatory reference pricing model for Medicare Part B drugs under which the prices paid for these drugs will be adjusted in relation to an international pricing index that includes prevailing prices from other countries with strict price controls. The reference pricing model has found support from some members of the U.S. Congress. The Trump Administration has also expressed an interest in authorizing and/or directing CMS or other agencies of the U.S. government to negotiate prices for drugs covered by Medicare directly with pharmaceutical companies.  If this were to occur, especially for AMD drugs where a large portion of the patient population is over the age of 65 and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. Moreover, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.
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
There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. For example, several insurers have limited the subpopulation for or imposed additional eligibility criteria for paying for Zolgensma, beyond the requirements of the approved FDA label, such as requiring that any eligible patients must receive another treatment first and demonstrate that the other treatment is ineffective before using Zolgensma. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States, which President Trump and many members of the U.S. Congress expressed an interest in pursuing. In December 2019, the Department of Health and Human Services proposed a rule permitting limited importation of drugs from Canada. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our and any commercialization partner’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
Risks Related to Our Dependence on Third Parties
We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or product candidates of sufficient quality, which could delay, prevent or impair our development or commercialization efforts. The COVID-19 pandemic has affected our contract manufacturers' operations and the manufacture of our product candidates.
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
We have engaged a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. For our HtrA1 inhibitor program, we have engaged a CDMO to conduct process development, scale-up and cGMP manufacture of the API of our lead compound for potential preclinical toxicology studies and clinical trials.
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
As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers have limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes may result in delays to the progress of our manufacturing activities or affect their quality. For example, we have not been able to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-100, which may affect the quality of the materials produced during those activities. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic may disrupt the ability of our contract manufacturers to procure items that are essential for our manufacturing activities, such as raw materials used in the manufacture of our product candidates. For example, our contract manufacturer for our HtrA1 inhibitor program experienced shortages in one of the raw materials that was sourced from China, which was affected by the slowdown in trade due to the COVID-19 pandemic.
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
In addition, we and our third party manufacturers source some of the raw and starting materials used in the manufacture of our product candidates from outside the United States. Our supplier relationships could be interrupted due to international supply disruptions, including those caused by geopolitical and other issues. For example, trade disputes, trade negotiations or the imposition of tariffs between the United States and its trading partners could cause delays or disruptions in our supply of starting materials for our product candidates. The COVID-19 pandemic and governmental measures in response may also cause delays or disruptions to our supply of starting materials.
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
We rely upon third parties in conducting our preclinical development activities and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such activities. The COVID-19 pandemic has affected operations at our academic collaborators and our sponsored research activities.
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
The COVID-19 pandemic has caused our university collaborators to limit the number of staff on site and the types of activities that may be conducted in their laboratories. Penn has restricted their researchers from being on site in their laboratories and closed a number of research centers that our researchers use for data analysis, which has limited their ability to analyze some of the data generated during our preclinical studies. As a result, our receipt of data and reports from those studies may be delayed or we may be required to curtail some of the analysis we had originally planned. The University of Florida, or UF, has also limited staff on site in their laboratories and vector production facilities, which has delayed our obtaining certain reagents and other materials used for our gene therapy programs. In addition, UMMS has suspended researcher access to their laboratories and the conduct of certain animal studies, which has delayed our timelines for our miniCEP290 program and may also delay our receipt of results from our miniABCA4 and miniUSH2A sponsored research programs. Shortages and governmental restrictions arising from the COVID-19 pandemic may also disrupt the ability of our academic collaborators, clinical trial sites and other contract research organizations to procure items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical studies. There is no guarantee that the COVID-19 pandemic will not further impact our supply chain, which could have a material impact on our research and development programs.
Our reliance on these third parties for preclinical testing and clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on various government-sponsored databases within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
We currently rely and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. We expect the clinical development of Zimura to continue for at least the next several years. If so, the patents covering Zimura may expire before the date by which we or a potential commercial partner would be able to commercialize Zimura in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch Zimura prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. Although the patent rights under existing patent applications for IC-100, IC-200, our miniCEP290 program and our HtrA1 inhibitors are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.
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
Our licensed patent rights for IC-200 and certain of our licensed patent rights for Zimura and IC-100 are method-of-treatment patents and patent applications. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as our product candidates would limit our ability to generate revenue from the sale of such product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Zimura or IC-100 in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as Zimura or IC-100 in that jurisdiction so long as these competitors do not infringe any of our other patents covering Zimura’s or IC-100's composition of matter or method of use or manufacture, do not violate the terms of any marketing or data exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as Zimura or IC-100, even if such use infringes any of our method-of-treatment patents.
Additionally, we do not currently have any composition-of-matter patent applications or patents covering IC-200. The method-of-treatment patent applications that Penn filed and which we in-licensed may be declared unpatentable or invalidated. If the patent applications protecting IC-200 are declared unpatentable or invalidated, it may diminish the value of IC-200 and our competitive position.
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
The COVID-19 pandemic has caused the USPTO and many foreign patent offices to adjust their filing deadlines and requirements for applicants. While some of those changes may be beneficial to us, there is added uncertainty with regard to many procedural requirements, which may result in inadvertent non-compliance with those requirements that result in abandonment or lapse of patent rights. Additionally, the reduced staff and operations at many patent offices may delay the prosecution of patent rights or limit us or our patent agents' ability to interact with them.
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
Risks Related to Information Technology and Data Protection
We rely significantly upon information technology systems and any failure, inadequacy, interruption or security lapse of these systems could harm our ability to operate our business effectively. Information technology risks have become more significant over time, including as a result of widespread remote working during the COVID-19 pandemic.
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
We have implemented a number of measures to protect our information technology systems. These measures include, among others, creation of a cyber-security governance team and standard operating procedures for responding to any cyber-security incidents, mandatory cyber-security training, including social engineering training, for our employees and consultants with access to our information technology systems and engagement of a third-party vendor to regularly assess our informational technology systems and potential vulnerabilities.
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
In particular, as a result of the COVID-19 pandemic, we have switched to remote working since mid-March 2020 and as a result, have increasingly relied upon teleconferencing and cloud-based means of communication. Many other companies have done the same. There have been numerous publicized attempts of bad actors attempting to intercept proprietary communications. We may be similarly susceptible to those kinds of threats.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, and those frameworks may not be consistent. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party data processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR also provides certain discretion to individual European member states, and many of them have enacted local legislation that differ from one another. We are aware that many other countries have enacted or are considering legislation similar to the GDPR.
Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels with the authority to review our privacy and data security practices based on general consumer protection laws. The Federal Trade Commission and state Attorneys General have been increasingly active in reviewing companies' privacy and data security practices in relation to consumer information. New legislation and regulations are also being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, although the CCPA exempts certain information collected as part of a clinical trial that is subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. We also may be subject to consumer class action litigation related to alleged noncompliance with these laws. Even if we are not determined to have violated these laws, responding to government investigations and/or consumer litigation in these areas typically requires the expenditure of significant resources and has the potential to generate negative publicity, which could harm our reputation and our business.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, has resulted in certain changes to our business practices, such as additional consideration to the GDPR in setting up clinical trial agreements and informed consent forms for our ISEE2008 trial, and may require further changes to our business practices. Any non-compliance by us or our employees, consultants or contractors with the GDPR or other data protection laws could lead to setbacks in the development or approval of our product candidates, government enforcement actions, private litigation, significant fines and penalties, or reputational harm and could have a material adverse effect on our business, financial condition or results of operations.

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
In April 2020, the FDA granted fast track designation to Zimura for the treatment of GA secondary to dry AMD. Even though Zimura has received fast track designation, we must continue to follow the requirements of the program in order to maintain the fast track designation, and even if we maintain the designation, we may not ultimately experience a faster development process, review or approval compared to conventional FDA procedures. The FDA's grant of fast track designation to Zimura for the treatment of GA secondary to dry AMD does not imply that the FDA will grant fast track designation to Zimura for another indication, such as STGD1, or that the FDA will grant fast track designation for any of our other product candidates, if we choose to apply for fast track designation.
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
In March 2010, President Barack H. Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70%, point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA, which has led to numerous legal challenges to the ACA and the Trump Administration's actions. Since January 2017, President Trump has signed at least two executive orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second executive order terminated the cost-sharing subsidies that reimburse insurers under the ACA, which has led some states attorneys general and some insurers to sue the Trump Administration for such payments and a number of those lawsuits remain pending. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them, a decision which the U.S. Supreme Court reversed on April 27, 2020. In addition, in October 2018 CMS promulgated regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additional executive actions or regulations may be forthcoming.
In addition, in December 2018, a U.S. District Court in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and later in December 2018, the same court issued an order staying the judgment pending appeal. In December 2019, the U.S. Circuit Court of Appeals for the Fifth Circuit affirmed the lower court's ruling that the individual mandate portion of the ACA is unconstitutional and remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. In March 2020, the U.S. Supreme Court agreed to review this decision, which will likely be in its next term. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. In May 2018, the Trump Administration announced a plan that would include several initiatives designed to lower drug prices and additional similar proposals from HHS and CMS have followed. In September 2019, members of both houses of Congress unveiled separate bills aimed at controlling drug pricing. At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing and to increase the transparency of drug pricing. Additionally, third party payors, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect additional measures addressing pharmaceutical pricing to be proposed and may be adopted in the future, which could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. For example, in December 2019, the Trump Administration published proposed rules that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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
The ability of the FDA to review and approve new product applications such as INDs, new drug applications and biologics license applications can be affected by a variety of factors, including government funding levels, ability to hire and retain key personnel and to accept the payment of user fees, and statutory, regulatory, and policy changes. Government funding of the FDA, the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Additionally, the COVID-19 pandemic has caused many regulatory agencies, including the FDA, to reduce staff availability and operations. In addition, we may face impediments to scheduling or conducting regulatory meetings and approvals due to measures intended to limit in-person interactions. If a prolonged government restriction or shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, the Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could affect federal agencies, including the FDA. Those executive actions, some of which are still being implemented, may impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, which could negatively impact our business.
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
We are a development-stage company with a total of 44 full-time employees as of May 1, 2020. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, outsourced manufacturing and supply chain management, analytical development and quality assurance, as well as all of our general and administrative functions and public company infrastructure.
We remain highly dependent on David R. Guyer, M.D., our executive chairman, and Glenn P. Sblendorio, our chief executive officer and president, as well as the other principal members of our management, scientific and clinical teams. We do not maintain “key person” insurance for any of our executives or other employees. Although we have entered into letter agreements with our executive officers, each of them and our non-executive employees may terminate their employment with us at any time. As a result, key employees whom we expect to retain to assist with the growth of our business may choose not to remain employees. Additionally, because of our size, we have only a small number of employees supporting some of the key areas of our business and operations. If any of those employees were to leave our company or become unavailable due to the COVID-19 pandemic or other reasons, the loss of their services could seriously disrupt our ability to carry on our operations as planned and seriously harm our ability to successfully implement our business plan.
Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, including, in particular, personnel with gene therapy experience. In preparation for our ISEE2008 trial and future development and potential commercialization of Zimura, we expect we will need to hire additional clinical operations, manufacturing, medical, regulatory and other personnel from this limited pool. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. The COVID-19 pandemic has made interviewing and hiring qualified candidates more difficult.
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
As a result of the COVID-19 pandemic, our entire company has been working remotely since March 2020 and we expect to continue working remotely in the near future. Our ability to work remotely and transition effectively to working in our offices may affect our operations and the success of our company going forward.
In the middle of March 2020, we instituted a company-wide working from home policy, which has remained in effect. Our working from home policy may negatively impact productivity or disrupt our business, the magnitude of which will depend, in part, on the length of this remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We expect to work from home in the near future and will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention, the New York State Department of Health and the New Jersey Department of Health, in deciding when to transition back to working in our offices. We expect the transition to occur in stages. When we transition back to working at company sites, there may be an increased risk to our employees and contractors, including as a result of a second or subsequent wave of the COVID-19 pandemic. Because of our small size and the importance of our employees and contractors to the success of our company, their exposure to the COVID-19 pandemic may adversely affect our ability to carry on our operations.
If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. If any material weakness in our internal control over financial reporting is discovered or occurs in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. As previously disclosed, in 2015 our management concluded that we experienced a material weakness in internal controls that required us to restate the relevant financial statements and we took steps that year to address the deficiency and prevent similar deficiencies in the future. Although we have remediated this deficiency in internal control over financial reporting, we cannot be certain that the remedial measures that we took in the past or other measures we take in the future, especially in light of the decrease in staffing in our accounting and finance areas following our reduction in force during 2017, will ensure that we maintain adequate controls over our financial reporting going forward and, accordingly, additional material weaknesses could occur or be identified. The COVID-19 pandemic may also affect the effectiveness of our internal controls. Any additional material weaknesses or combination of deficiencies could materially and adversely affect our ability to provide timely and accurate financial information, and any future deficiencies may impact investors’ confidence in our internal controls and our company, which could cause our stock price to decline.
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
Our stock price may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•	results of research, preclinical development activities and clinical trials for our product candidates and the timing of the receipt of such results;

•	the success of products or technologies that compete with our product candidates, including results of clinical trials of product candidates of our competitors;

•	the results of our efforts to in-license or acquire the rights to other product candidates and technologies for the treatment of retinal diseases;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions, such as those caused by the COVID-19 pandemic;

•	political, regulatory or legal developments in the United States and other countries; and

•	the other factors described in this “Risk Factors” section.
In addition, the COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. For example, we and certain of our current and former executive officers have been named as defendants in a purported class action lawsuit and a related shareholder derivative action following our announcement in December 2016 of the initial, top-line results from the first two of our Phase 3 Fovista trials for the treatment of wet AMD. See Part II, Item 1 of this Quarterly Report on Form 10-Q and in this "Risk Factors" section, “Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.
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

10.1		Amendment No. 1 to 2019 Inducement Stock Incentive Plan of the Registrant
10.2	^
Amendment No. 1 to Exclusive License Agreement with Know-How, by and among Trustees of the University of Pennsylvania, University of Florida Research Foundation, Incorporated and Registrant, dated May 1, 2020

10.3		Letter agreement between One Penn Plaza LLC and Registrant, dated April 6, 2020
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Presentation Linkbase Document
104*		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Submitted electronically herewith.
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2020 and 2019, (iii) Consolidated Statements of Stockholders' Equity (unaudited) for the three month periods ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2020 and 2019 and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: May 7, 2020	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)