Form 10-Q
period 2020-06-30
IVERIC bio, Inc.
filed 2020-08-06
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of August 3, 2020 there were 89,502,223 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the potential benefits of our business plan and strategy to develop our therapeutic and gene therapy product candidates and programs and pursue our collaborative gene therapy sponsored research programs;
•the actual and expected effects of the COVID-19 pandemic and related response measures on our business and operations, including the timing, costs, conduct and outcome of our research and development programs, and financial position;
•our expectations regarding the impact of results from GATHER1, our Phase 3 clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to age-related macular degeneration on our business strategy, including our plans to pursue further development of Zimura and/or seek potential collaboration or outlicensing opportunities;
•the timing, costs, conduct and outcome of GATHER2, our recently commenced Phase 3 clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to age-related macular degeneration, and expectations regarding the potential for Zimura to receive regulatory approval for the treatment of geographic atrophy secondary to age-related macular degeneration based on the clinical trial results we have received to date and future results from the GATHER2 clinical trial and any other trials we may conduct;
•the timing, costs, conduct and outcome of OPH2005, our ongoing clinical trial evaluating Zimura for the treatment of autosomal recessive Stargardt disease, including expectations regarding the recruitment of additional patients for this trial;
•our ability to establish and maintain arrangements and capabilities for the manufacture of our therapeutics and gene therapy product candidates, including scale up and validation of the manufacturing process for Zimura and securing the supply of Zimura drug product for our expected needs;
•our expectations related to our use of available cash;
•our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;
•our ability to consummate business development transactions, including potential collaboration or out-licensing opportunities for further development and potential commercialization of Zimura or in-license or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases;
•the timing, costs, conduct and outcome of our ongoing and planned clinical trials, including statements regarding the timing of the initiation and completion of, and the receipt of results from, such clinical trials, the costs to conduct such clinical trials, and the impact of the results of such clinical trials on our business strategy;
•the timing, costs, conduct and outcome of our ongoing and planned research and preclinical development activities, including statements regarding the timing of the initiation and completion of, and the receipt of results from, such activities, the costs to conduct such activities, and the impact of the results of such activities on our business strategy;
•the potential advantages of our product candidates and other technologies that we are pursuing, including the advantages and limitations of inhibition of complement factor C5 and HtrA1, including our hypotheses regarding complement inhibition as a mechanism of action to treat geographic atrophy, and of gene therapy, including the use of minigenes;

•our estimates regarding the number of patients affected by the diseases our product candidates and development programs are intended to treat;
•the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;
•our estimates regarding the potential market opportunity for our product candidates;
•our sales, marketing and distribution capabilities and strategy;
•the rate and degree of potential market acceptance and clinical utility of our product candidates, if approved;
•the potential receipt of revenues from future sales of our product candidates, if approved;
•our intellectual property position;
•the impact of existing and new governmental laws and regulations; and
•our competitive position.
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
This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.
USE OF TRADEMARKS
        The trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks named in this Quarterly Report on Form 10-Q after their first reference in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$245,735	$125,699
Prepaid expenses and other current assets	2,198	2,043
Income tax receivable	1,764	882
Total current assets	249,697	128,624
Property and equipment, net	97	173
Right-of-use asset, net	144	496
Income tax receivable, non-current	—	882
Other assets	12	12
Total assets	$249,950	$130,187
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$7,131	$6,860
Accounts payable and accrued expenses	4,634	5,629
Lease liability	53	495
Total current liabilities	11,818	12,984
Lease liability, non-current	91	—
Total liabilities	11,909	12,984
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 89,488,531 and 49,627,064 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	89	50
Additional paid-in capital	752,143	597,679
Accumulated deficit	(514,191)	(480,526)
Total stockholders' equity	238,041	117,203
Total liabilities and stockholders' equity	$249,950	$130,187

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$12,720	$10,009	$26,470	$17,694
General and administrative	6,289	5,198	11,287	10,679
Total operating expenses	19,009	15,207	37,757	28,373
Loss from operations	(19,009)	(15,207)	(37,757)	(28,373)
Interest income	46	617	404	1,287
Other income (expense)	(12)	151	(7)	151
Loss before income tax provision (benefit)	(18,975)	(14,439)	(37,360)	(26,935)
Income tax provision (benefit)	(386)	4	(3,695)	9
Net loss	$(18,589)	$(14,443)	$(33,665)	$(26,944)
Comprehensive loss	$(18,589)	$(14,443)	$(33,665)	$(26,944)
Net loss per common share:
Basic and diluted	$(0.32)	$(0.35)	$(0.61)	$(0.65)
Weighted average common shares outstanding:
Basic and diluted	57,421	41,477	55,424	41,452

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$117,203
Issuance of common stock under employee stock compensation plans	—	—	105	—	179	—	179
Share-based compensation	—	—	—	—	2,324	—	2,324
Net loss	—	—	—	—	—	(15,076)	(15,076)
Balance at March 31, 2020	—	$—	49,732	$50	$600,182	$(495,602)	$104,630
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs	—	—	28,503	28	116,855	—	116,883
Issuance of common stock in connection with private offering, net of issuance costs.	—	—	8,649	9	33,228	—	33,237
Issuance of common stock under the exercise of pre-funded warrants	—	—	2,500	2	(2)	—	—
Issuance of common stock under employee stock compensation plans	—	—	105	—	7	—	7
Share-based compensation	—	—	—	—	1,873	—	1,873
Net loss	—	—	—	—	—	(18,589)	(18,589)
Balance at June 30, 2020	—	$—	89,489	$89	$752,143	$(514,191)	$238,041

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	41,397	$41	$545,585	$(421,667)	$123,959
Issuance of common stock under employee stock compensation plans	—	—	56	—	41	—	41
Share-based compensation	—	—	—	—	2,470	—	2,470
Net loss	—	—	—	—	—	(12,501)	(12,501)
Balance at March 31, 2019	—	$—	41,453	$41	$548,096	$(434,168)	$113,969
Issuance of common stock under employee stock compensation plans	—	—	24	—	—	—	—
Share-based compensation	—	—	—	—	2,207	—	2,207
Net loss	—	—	—	—	—	(14,443)	(14,443)
Balance at Balance at June 30, 2019	—	$—	41,477	$41	$550,303	$(448,611)	$101,733

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(33,665)	$(26,944)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	77	83
Gain on sale of property and equipment	—	(150)
Deferred income taxes	—	—
Share-based compensation	4,197	4,677
Changes in operating assets and liabilities:
Income tax receivable	—	(1)
Prepaid expense and other assets	(155)	302
Accrued research and development expenses	271	308
Accounts payable and accrued expenses	(995)	(2,628)
Net cash used in operating activities	(30,270)	(24,353)
Investing Activities
Net cash provided by (used in) investing activities	—	—
Financing Activities
Proceeds from employee stock plan purchases	186	41
Proceeds from follow-on public offering, net	116,883	—
Proceeds from private-placement, net	33,237	—
Net cash provided by financing activities	150,306	41
Net change in cash and cash equivalents	120,036	(24,312)
Cash and cash equivalents
Beginning of period	125,699	131,201
End of period	$245,735	$106,889
Supplemental disclosure of cash paid
Income tax refunds received	$3,327	$—

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
        The Company's therapeutics portfolio consists of its clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor, and IC-500, its preclinical product candidate from its High temperature requirement A serine peptidase 1 protein ("HtrA1") inhibitors program. The Company is currently targeting the following diseases with Zimura:
•geographic atrophy ("GA"), which is the advanced stage of age-related macular degeneration ("AMD") and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and
•autosomal recessive Stargardt disease ("STGD1"), which is characterized by progressive damage to the central portion of the retina (the "macula") and other retinal tissue of young adults, leading to loss of vision.
        In June 2020, the Company announced 18-month data from its international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial (the "GATHER1 trial") assessing the safety and efficacy of Zimura for the treatment of GA secondary to AMD. 286 patients were enrolled in this trial across multiple treatment groups, including various Zimura doses and sham control groups and patients were treated and followed for 18 months. The 18-month data supports the previously announced 12-month data from this trial, which confirmed that Zimura met the prespecified primary efficacy endpoint in reducing the rate of GA growth with statistical significance. The reduction in the mean rate of GA growth over 18 months was 28.11% for the Zimura 2 mg group as compared to the corresponding sham control group and 29.97% for the Zimura 4 mg group as compared to the corresponding sham control group. The pre-specified efficacy analysis for the primary endpoint was performed at month 12 using all of the statistical power in the trial to detect a statistically significant difference. Therefore, the p-values for the 18 month statistical analyses are descriptive in nature. The descriptive p-values for the treatment effects at month 18 were p=0.0014 for the Zimura 2 mg group and p=0.0021 for the Zimura 4 mg group. In this trial, the treatment effect was observed as early as 6 months, with an increase in the absolute difference of the mean change in GA growth for treatment with either Zimura 2 mg or Zimura 4 mg, as compared to sham, at each subsequent time point, suggesting the progressive benefit of continuous treatment with Zimura. Zimura maintained its favorable safety profile at 18 months with no investigator reported Zimura related adverse events, no cases of endophthalmitis and a lower rate of choroidal neovascularization ("CNV") than reported for C3 inhibition. The overall 18 month data may suggest a dose response relationship. GATHER1 was designed to be a Phase 2b screening trial, with the potential to qualify as a pivotal trial depending on the magnitude and statistical significance of the potential benefit observed. Based on the 12-month data, the Company believes that the GATHER1 trial qualifies as the first of two Phase 3 trials typically required by the U.S. Food and Drug Administration ("FDA") for marketing approval of a pharmaceutical product. In light of the 12-month data, the Company changed the phase designation of the GATHER1 trial to a Phase 2/3 trial and believes it counts as a Phase 3 clinical trial.
In June 2020, the Company dosed the first patient in its second international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial of Zimura for the treatment of GA secondary to AMD (the "GATHER2 trial"). The Company plans to enroll approximately 400 patients in this trial.
The Company recently reopened enrollment in its ongoing, international, randomized, double masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1 (the "OPH2005 trial"). The Company plans to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients as was initially intended in the protocol for the OPH2005 trial.
        The Company is developing IC-500 for GA and potentially other age-related retinal diseases.
        The Company's gene therapy portfolio consists of two product candidates in preclinical development and several ongoing collaborative sponsored research programs, each of which uses adeno-associated virus ("AAV") for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:

•rhodopsin-mediated autosomal dominant retinitis pigmentosa ("RHO-adRP") which is characterized by progressive and severe bilateral loss of vision leading to blindness;
•IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy, or Best disease, which is generally characterized by bilateral egg yolk-like lesions in the macula, which, over time, progress to atrophy and loss of vision;
•Leber congenital amaurosis type 10 ("LCA10") which is characterized by severe bilateral loss of vision at or soon after birth;
•autosomal recessive Stargardt disease; and
•IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa.
        The Company's lead gene therapy product candidate is IC-100, which it is developing for the treatment of RHO-adRP. Subject to successful completion of preclinical development and manufacturing under current good manufacturing practices ("cGMP"), the Company plans to file an investigational new drug application ("IND") for IC-100 by the end of 2020 or early 2021 with the goal of commencing patient enrollment in a Phase 1/2 clinical trial during the first half of 2021. The Company is also developing IC-200, its gene therapy product candidate for the treatment of IRDs associated with mutations in the BEST1 gene. Subject to successful completion of preclinical development and manufacturing under cGMP, the Company plans to file an IND and, subject to regulatory review, initiate a Phase 1/2 clinical trial for IC-200 in 2021.

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
The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
As of June 30, 2020, the Company had cash and cash equivalents of approximately $245.7 million.
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
Concentration of Suppliers
The Company has historically relied on a single third-party manufacturer to provide the drug substance for Zimura on a purchase order basis. The Company also has historically relied on a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the proprietary polyethylene glycol starting material used to manufacture Zimura. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura.  The Company currently relies exclusively upon a single third-party contract manufacturer for IC-100 and IC-200 and also relies on sole-source suppliers for certain starting materials used in the manufacture of such product candidates. The Company currently relies upon a single third-party contract manufacturer to conduct process development, scale-up and cGMP manufacture of IC-500 for potential preclinical toxicology studies and clinical trials. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties, insolvency or the COVID-19 pandemic, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market. The Company's Level 1 assets consist of investments in money market funds and U.S. Treasury securities.
•Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability. The Company's Level 2 assets consist of investments in investment-grade corporate debt securities.
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability. The Company does not hold any assets that are measured using Level 3 inputs.
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
Research and Development
The Company's research and development expenses primarily consist of costs associated with the manufacturing, development and preclinical and clinical testing of its product candidates and costs associated with its collaborative gene therapy sponsored research programs. The Company's research and development expenses consist of:
•external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations ("CROs"), and contract development and manufacturing organizations ("CDMOs") and other vendors for the production and analysis of drug substance and drug product; and
•employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected common stock price volatility	118%	88%	117%	87%
Risk-free interest rate	0.26%-0.36%	2.15%-2.31%	0.26%-1.34%	2.15%-2.54%
Expected term of options (years)	4.5	5.3	4.5	5.6
Expected dividend yield	—	—	—	—
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
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the effects, if any, of the adoption of ASU 2019-12 guidance on the Company’s financial position, results of operations and cash flows

3. Common Stock

In June 2020, the Company completed an underwritten public offering in which the Company sold 28,503,220 shares of its common stock, which includes the exercise in full of the underwriters’ option to purchase additional shares of the Company’s common stock, at a price to the public of $4.100 per share and at a price to the underwriters of $3.854 per share. The Company also sold to certain investors in lieu of common stock, pre-funded warrants to purchase 1,914,280 shares of its common stock at a price to the public of $4.099 per share underlying each pre-funded warrant, and at a price to the underwriters of $3.853 per share underlying each pre-funded warrant.

Concurrently with the June 2020 public offering, the Company completed a private placement in which the Company sold 8,649,453 shares of its common stock to affiliates of Vivo Capital, LLC and Samsara BioCapital, LP, at a sale price equal to the price to the public in the underwritten public offering.

The net proceeds from the public offering and private placement, after deducting underwriting discounts, underwriting and placement agent commissions and other expenses totaling $10.1 million, was approximately $150.1 million.

The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging. Based on the provisions governing the pre-funded warrants in the applicable agreement, the Company determined that the pre-funded warrants meet the criteria required to be classified as an equity award subject to the guidance in ASC 815-10 and 815-40 and should effectively be treated as outstanding common shares in both basic and diluted earnings per share calculations.

4. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of June 30, 2020, the Company had 3,164,280 pre-funded warrants outstanding, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(18,589)	$(14,443)	$(33,665)	$(26,944)
Weighted average common shares outstanding - basic and dilutive	57,421	41,477	55,424	41,452
Net loss per share of common stock - basic and diluted	$(0.32)	$(0.35)	$(0.61)	$(0.65)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options outstanding	7,155	5,690	7,155	5,690
Restricted stock units	1,636	635	1,636	635
Total	8,791	6,325	8,791	6,325

5. Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of approximately $245.7 million and $125.7 million, respectively. Cash and cash equivalents included cash of $3.4 million at June 30, 2020 and $3.2 million at December 31, 2019. Cash and cash equivalents at June 30, 2020 and December 31, 2019 included $242.4 million and $122.5 million, respectively, of investments in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held no available for sale securities at June 30, 2020 or at December 31, 2019, respectively.
The Company believes that its existing cash and cash equivalents as of June 30, 2020 will be sufficient to fund its currently planned capital expenditure requirements and operating expenses for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. This estimate is based on the Company's current business plan, which includes the continuation of its clinical development programs for Zimura, the progression of its IC-100 and IC-200 programs into the clinic, and the advancement of its IC-500 development program. This estimate assumes that it will enroll approximately 400 patients in the GATHER2 trial. This estimate does not reflect any additional expenditures resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs or any associated development the Company may pursue. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

6. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the "2013 Plan"), annual increases have resulted in the addition of an aggregate of approximately 10,539,000 additional shares to the 2013 Plan, including for 2020, an increase of approximately 1,985,000 shares, or approximately 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2020. As of June 30, 2020, the Company had approximately 2,774,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan. As of June 30, 2020, the Company had approximately 897,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$1,093	$1,488	$2,467	$3,110
Restricted stock units	752	709	1,688	1,530
Employee stock purchase plan	28	10	42	37
Total	$1,873	$2,207	$4,197	$4,677
The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$951	$989	$2,104	$2,159
General and administrative	922	1,218	2,093	2,518
Total	$1,873	$2,207	$4,197	$4,677
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of June 30, 2020 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2019	6,780	$10.89
Granted	696	$3.87
Exercised	(54)	$2.65
Forfeited	(260)	$15.59
Expired	(7)	$1.59
Outstanding, June 30, 2020	7,155	$10.11
Vested and exercisable, June 30, 2020	3,720	$16.19
Vested and expected to vest, June 30, 2020	6,845	$10.41

As of June 30, 2020, there were approximately $7.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 2.7 years.
RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of June 30, 2020 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2019	1,481	$7.79
Awarded	362	$3.61
Vested	(112)	$18.72
Forfeited	(95)	$5.39
Outstanding, June 30, 2020	1,636	$6.26
Outstanding, Expected to vest	1,430	$4.10
As of June 30, 2020, there were approximately $4.4 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 2.6 years.
ESPP
As of June 30, 2020, there were 838,182 shares available for future purchases under the ESPP. There were no shares issued under the ESPP during the three months ended June 30, 2020 and 2019. There were 43,581 shares of common stock issued under the ESPP during the six months ended June 30, 2020. Cash proceeds from ESPP purchases were $42 thousand during the six months ended June 30, 2020. There were 31,522 shares of common stock issued under the ESPP during the six months ended June 30, 2019. Cash proceeds from ESPP purchases were $41 thousand during the six months ended June 30, 2019.

7. Income Taxes
For the three and six months ended June 30, 2020, the Company recorded a benefit for income taxes of $0.4 million and $3.7 million, respectively. The income tax benefit for the three and six months ended June 30, 2020 was to reflect a settlement of a local tax audit and the associated decrease in the Company's related uncertain tax position, including interest and penalties. For the three and six months ended June 30, 2019, the Company recorded a de minimis provision for income taxes.
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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
•Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market. The Company's Level 1 assets consist of investments in money market funds and U.S. Treasury securities.
•Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability. The Company's Level 2 assets may consist of investments in investment-grade corporate debt securities.
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability. The Company does not hold any assets that are measured using Level 3 inputs.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$242,354	$—	$—
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

*Investments in money market funds and investment-grade corporate debt securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Consolidated Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2020.
The Company held no available for sale securities at June 30, 2020 or at December 31, 2019.

9. Commitments and Contingencies
Zimura - Archemix Corp.
The Company is party to an agreement with Archemix Corp. ("Archemix") under which the Company in-licensed rights in certain patents, patent applications and other intellectual property related to Zimura and pursuant to which the Company may be required to pay sublicense fees and make milestone payments (the "C5 License Agreement"). Under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make payments to Archemix of up to an aggregate of $56.5 million if the Company achieves specified development, clinical and regulatory milestones, with $30.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, the Company is also obligated to make additional payments to

Archemix of up to an aggregate of $22.5 million if the Company achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
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
IC-500 and Other HtrA1 Inhibitors - Former Equityholders of Inception 4
        Under the agreement and plan of merger between the Company and Inception 4, Inc. ("Inception 4"), pursuant to which the Company acquired Inception 4 and its HtrA1 inhibitor program (the "Inception 4 Merger Agreement"), the Company is obligated to make payments to the former equityholders of Inception 4 of up to an aggregate of $105 million, subject to the terms and conditions of the Inception 4 Merger Agreement, if the Company achieves certain specified clinical and regulatory milestones with respect to a product candidate from its HtrA1 inhibitor program, with $45 million of such potential payments relating to GA and $60 million of such potential payments relating to wet AMD. Under the Inception 4 Merger Agreement, the Company does not owe any commercial milestones or royalties based on net sales. The future milestone payments will be payable in the form of shares of the Company's common stock, calculated based on the price of its common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued in connection with the acquisition, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of the Company's common stock as of the close of business on the business day prior to the closing date of the Inception 4 acquisition, and will be payable in cash thereafter. The Inception 4 Merger Agreement also includes customary indemnification obligations to the former equityholders of Inception 4, including for breaches of the representations and warranties, covenants and agreements of the Company and its subsidiaries (other than Inception 4) in the Inception 4 Merger Agreement.
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. The Company's response is due August 11, 2020. This case is currently in the discovery phase.
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
        Our therapeutics portfolio consists of our clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor, and IC-500, our preclinical product candidate from our High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitors program. We are currently targeting the following diseases with Zimura:
•geographic atrophy, or GA, which is the advanced stage of age-related macular degeneration, or AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and
•autosomal recessive Stargardt disease, or STGD1, which is characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue of young adults, leading to loss of vision.
        In June 2020, we announced 18-month data from our international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial, or the GATHER1 trial and which we have previously referred to as the OPH2003 trial, assessing the safety and efficacy of Zimura for the treatment of GA secondary to AMD. 286 patients were enrolled in this trial across multiple treatment groups, including various Zimura doses and sham control groups and patients were treated and followed for 18 months. The 18-month data supports the previously announced 12-month data from this trial, at which time point Zimura met the pre-specified primary efficacy endpoint, the reduction in the mean rate of GA growth, with statistical significance. The reduction in the mean rate of GA growth over 18 months was 28.11% for the Zimura 2 mg group as compared to the corresponding sham control group and 29.97% for the Zimura 4 mg group as compared to the corresponding sham control group. The pre-specified efficacy analysis for the primary endpoint was performed at month 12 using all of the statistical power in the trial to detect a statistically significant difference. Therefore, the p-values for the 18 month statistical analyses are descriptive in nature. The descriptive p-values for the treatment effects at month 18 were p=0.0014 for the Zimura 2 mg group and p=0.0021 for the Zimura 4 mg group. In this trial, the treatment effect was observed as early as 6 months, with an increase in the absolute difference of the mean change in GA growth for treatment with either Zimura 2 mg or Zimura 4 mg, as compared to sham, at each subsequent time point, suggesting the progressive benefit of continuous treatment with Zimura. Zimura maintained its favorable safety profile at 18 months with no investigator reported Zimura related adverse events, no cases of endophthalmitis and a lower rate of choroidal neovascularization, or CNV, than reported for C3 inhibition. The overall 18 month data may suggest a dose response relationship. GATHER1 was designed to be a Phase 2b screening trial, with the potential to qualify as a pivotal trial depending on the magnitude and statistical significance of the potential benefit observed. Based on the 12-month data, we believe that the GATHER1 trial qualifies as the first of two Phase 3 trials typically required by the U.S. Food and Drug Administration, or FDA, for marketing approval of a pharmaceutical product. In light of the 12-month data, we changed the phase designation of the GATHER1 trial to a Phase 2/3 trial and we believe it counts as a Phase 3 clinical trial.
In June 2020, we dosed the first patient in our second international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial of Zimura for the treatment of GA secondary to AMD, or the GATHER2 trial and which we have previously referred to as the ISEE2008 trial. We plan to enroll approximately 400 patients in this trial.
We recently reopened enrollment in OPH2005, our ongoing, international, randomized, double masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1. We plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients as was initially intended in the protocol for the OPH2005 trial.
        We are developing IC-500 for GA and potentially other age-related retinal diseases.
        Our gene therapy portfolio consists of two product candidates in preclinical development and several ongoing collaborative sponsored research programs, each of which uses adeno-associated virus, or AAV, for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:
•rhodopsin-mediated autosomal dominant retinitis pigmentosa, or RHO-adRP, which is characterized by progressive and severe bilateral loss of vision leading to blindness;
•IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy, or Best disease, which is generally characterized by bilateral egg yolk-like lesions in the macula, which, over time, progress to atrophy and loss of vision;
•Leber Congenital Amaurosis type 10, or LCA10, which is characterized by severe bilateral loss of vision at or soon after birth;
•autosomal recessive Stargardt disease; and
•IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A, or Usher 2A, and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa.
        Our lead gene therapy product candidate is IC-100, which we are developing for the treatment of RHO-adRP. Subject to successful completion of preclinical development and manufacturing under current good manufacturing practices, or cGMP, we plan to file an investigational new drug application, or IND, for IC-100 by the end of 2020 or early 2021 with the goal of starting patient enrollment in a Phase 1/2 clinical trial during the first half of 2021. We are also developing IC-200, our gene therapy product candidate for the treatment of IRDs associated with mutations in the BEST1 gene. Subject to successful completion of preclinical development and manufacturing under cGMP, we plan to file an IND and, subject to regulatory review, initiate a Phase 1/2 clinical trial for IC-200 in 2021.
Impact of COVID-19
        The COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:
•In March 2020, we decided to delay initiation of patient enrollment in our GATHER2 trial. Although we initiated patient enrollment in June 2020 and our clinical trial sites are continuing to enroll patients, we and our clinical trial sites are doing so cautiously in light of new health and safety practices put into place as a result of the COVID-19 pandemic. We are continuing to monitor the situation closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. In addition, we are continuing with activating additional sites and, because of the ongoing and variable nature of the pandemic and its potential impact on patient recruitment and retention, we are planning to add more countries and sites to this trial. Health authorities and ethics committees in certain countries, and many of the clinical trial sites we are using or plan to use for this trial, have reduced their staff and operations due to the COVID-19 pandemic. This reduction in operations has resulted in delays to the approval of our trial in certain countries outside the United States and delays in the activation process for a number of our planned clinical trial sites. Although many clinical trial sites have started to reopen, many are doing so with reduced staff and operations and focusing on more urgent matters rather than clinical trials. We may face difficulties in recruiting or retaining patients to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. At this time, we do not know whether there will be further impacts on the timing and progress of patient enrollment or on patient retention in the GATHER2 trial as a result of the COVID-19 pandemic. We may face similar issues with patient recruitment and patient retention for the expansion of the OPH2005 trial.

•We instituted company-wide remote working starting in the middle of March 2020 and expect to continue working remotely for the foreseeable future. Investor and scientific meetings and conferences have been canceled or are occurring virtually. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.

•Many of our clinical trial sites have been operating with reduced staff and other restrictions. We have increased our efforts to engage with our clinical trial sites with a focus on retaining patients and maintaining scheduled visits and treatments, and where possible, instituted practices such as flexible scheduling of visits for patients and remote monitoring. Based on the latest information we have available, we are aware that a small number of patients in the OPH2005 trial have missed consecutive trial visits during the pandemic; however, the number of missed visits has been decreasing recently. We continue to monitor the situation closely. We do not yet know whether the number of missed visits will increase or decrease in the OPH2005 trial or how many missed visits will occur in the GATHER2 trial, or what the impact of missed visits may be on trial results, especially because we are masked to the treatment condition of patients during the conduct of the trials.

•In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at the University of Massachusetts Medical School, or UMMS, has caused delays to the progress of our collaborative gene therapy sponsored research programs.

•Shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our API process development activities for IC-500 by a number of months. Additionally, there is increased demand for the vials we are considering using for the fill/finish of Zimura drug product, which governments and other companies intend to use for COVID-19 vaccines and medicines. This increased demand may limit our ability to obtain these vials for our own needs.

•The pandemic has caused significant disruption to the financial markets, and has caused increased volatility in the price of our stock and that of other companies in the biotechnology industry.

        We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three or six months ended June 30, 2020. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
        For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Management's Discussion and Analysis of Results of Operations and Financial Position and the Risk Factors contained in this Quarterly Report on Form 10-Q.
Therapeutic Development Programs
        Zimura
        Zimura, our C5 complement inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity. In April 2020, we received fast track designation from the FDA for Zimura for the treatment of GA secondary to dry AMD. The following is a description of the 18-month data from our recently completed GATHER1 trial, and brief descriptions of our ongoing clinical trials for Zimura and our manufacturing activities for Zimura.
GATHER1 (GA secondary to AMD)
In June 2020, we completed and announced 18-month data for our GATHER1 clinical trial. The following includes a detailed description of the 18-month data from the GATHER1 trial:

GA Growth Data over 18 Months
The mean rate of change in GA growth over 18 months was measured by fundus autofluorescence, or FAF, based on readings at four time points (baseline, month 6, month 12 and month 18) and was calculated using the square root transformation of the GA area. The FAF images were assessed by an independent masked reading center. The prespecified statistical analysis plan used a model of repeated measures, or MRM, to compare data for the Zimura 2 mg and Zimura 4 mg groups to the corresponding sham groups. Detailed data are shown below (the p-values for the 18 month statistical analyses are descriptive in nature):

Mean Rate of Change in Geographic Atrophy (GA) Area from Baseline to Month 18
(Square Root Transformation)

Cohort	Zimura 2 mg (N = 67)	Sham (N = 110)	Difference	% Difference	P-Value (Descriptive)
Mean Change in GAa (mm)	0.430	0.599	0.168	28.11%	0.0014

Cohort	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference	P-Value (Descriptive)
Mean Change in GAb (mm)	0.391	0.559	0.167	29.97%	0.0021

a Based on least squares means from MRM model, these least square means are from the MRM model, drawing on all available data at the month 18 time point, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

b These least squares means are estimates of the MRM model, drawing on all available data, at the month 18 time point.

The graphs below illustrate the observed difference in mean rate of GA growth between each of the Zimura 2 mg and Zimura 4 mg treatment groups and their corresponding sham control groups based on the MRM analysis at both 12 months and 18 months.

Primary Efficacy Endpoint Met at 12 Months	Decrease in GA Growth Over 18 Months
Zimura 2 mg vs Sham	Zimura 2 mg vs Sham
(square root transformation)	(square root transformation)

ITT Population; Based on the least squares means from MRM model drawing on all available data at the respective 12 month and 18 month analysis time points, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data; Hochberg procedure used for significance testing for 12 month data.

Primary Efficacy Endpoint Met at 12 Months	Decrease in GA Growth Over 18 Months
Zimura 4 mg vs Sham	Zimura 4 mg vs Sham
(square root transformation)	(square root transformation)

ITT Population; Based on the least squares means from the MRM model drawing on all available data at the respective 12 month and 18 month analysis time points; Hochberg procedure used for significance testing for 12 months data.

        18-Month Zimura 2 mg GA Data by Part

        As previously described in our Annual Report on Form 10-K for the year ended December 31, 2019, we enrolled patients for the GATHER1 trial in two different parts, Part 1 and Part 2, with different dosages and randomization ratios in each Part. Twenty-five patients receiving Zimura 2 mg were enrolled in Part 1 of the trial and 42 patients receiving Zimura 2 mg were enrolled in Part 2 of the trial. Consistent with the analysis performed at 12 months, the analysis of the mean change in GA growth for Zimura 2 mg as compared to the corresponding sham control group over 18 months was adjusted for the fact that this dose of Zimura was tested in both parts of the trial, each of which had different randomization ratios.

        The least squares mean changes in GA in Part 1 and Part 2 at month 18 are shown separately in the following table:

Mean Rate of Change in GA Area from Baseline to Month 18
(MRM Analysis) (Square Root Transformation)

Cohort		Zimura 2 mg (N = 25)	Sham (N = 26)	Difference	% Difference
Part 1	Mean Change in GA(a) (mm)	0.464	0.635	0.170	26.84%
(a)= based on the least squares mean from the MRM model

Cohort		Zimura 2 mg (N = 42)	Sham (N = 84)	Difference	% Difference
Part 2	Mean Change in GA(a) (mm)	0.440	0.608	0.168	27.67%
(a)= based on the least squares means from the MRM model
        When the data for the Zimura 2 mg groups from each Part of the trial as compared to the corresponding sham control groups are analyzed using the MRM model, which includes a regression factor by part, the mean difference in GA growth over 18 months between the Zimura 2 mg and sham control groups is 0.168 mm, representing a 28.11% relative benefit in the Zimura 2 mg group as compared to the corresponding sham control group.
        Observed 18-Month GA Data (non-square root transformation)
        In addition to analyzing the mean rate of change in GA area at month 18 using the square root transformation method (measured in millimeters (mm)), we also analyzed the mean rate of change in GA area using the observed GA areas (without the square root transformation, measured in square millimeters (mm2)), with the MRM model. The observed mean GA area data for the Zimura 2 mg and Zimura 4 mg groups as compared to the corresponding sham control groups are summarized in the following table:
Mean Rate of Change in GA Area from Baseline to Month 18
(MRM Analysis) (Observed)

Cohort	Zimura 2 mg (N = 67)	Sham 2 (N = 110)	Difference	% Difference
Mean Change in GA(a) (mm2)	2.431(b)	3.587(b)	1.156	32.24%

Cohort	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference
Mean Change in GA(a) (mm2)	2.460	3.486	1.026	29.44%
(a)= based on the least squares mean from the MRM model.
(b)= these least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

18-Month Visual Acuity Data
        In addition to analyzing mean change in GA area, we also performed pre-specified analyses of the mean change in best corrected visual acuity, or BCVA, from baseline to month 18 and the mean change in low luminance best corrected visual acuity, or LL BCVA, from baseline to month 18, both as measured by Early Treatment Diabetic Retinopathy Study, or ETDRS, letters. Testing for visual acuity serves as an important safety assessment to assure that the decrease in visual acuity in the Zimura treatment groups was not clinically different from the sham control groups.
        The GATHER1 trial was not designed to reliably assess differences in mean changes in BCVA or LL BCVA with statistical significance. Data for the mean change in BCVA and LL BCVA are summarized in the following tables:
Mean Change in BCVA from Baseline to Month 18
(MRM Analysis) (ETDRS letters)

Cohort	Zimura 2 mg (N = 67)	Sham (N = 110)	Difference
Mean Change in BCVA(a)	-12.7(b)	-15.1(b)	2.37

Cohort	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference
Mean Change in BCVA(a)	-4.27	-7.07	2.80
(a)  = based on the least squares mean from the MRM model
(a)= these least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Mean Change in LL BCVA from Baseline to Month 18
(MRM Analysis) (ETDRS letters)

Cohort	Zimura 2 mg (N = 67)	Sham (N = 110)	Difference
Mean Change in LL BCVA(a)	-2.72(b)	-3.10(b)	0.37

Cohort	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference
Mean Change in LL BCVA(a)	2.85	1.68	1.17
(a)  = based on the least squares mean from the MRM model
(b) = these least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Zimura 1 mg 18-Month Efficacy Data

        We performed descriptive analyses on the 18 month data for patients in the Zimura 1 mg group as compared to the patients in the sham control group in Part 1 of the trial.
        The mean rate of change in GA area for the Zimura 1 mg group and the corresponding sham group from Part 1 of the trial over 18 months is summarized in the following table:
Summary of GA Area (mm) and Mean Percentage Change from Baseline to Month 18
(Square Root Transformation)

Cohort	Zimura 1 mg (N = 26)	Sham (N = 26)
Mean Sq. Root of GA at BL, mm	2.591	2.623
Mean Sq. Root of GA at M18, mm	3.258	3.230
Difference	0.667	0.607
Mean % Change(a)	21.91%	23.87%
BL = Baseline; M18 = Month 18
(a) Mean % change in GA area is an average of the percentage change in GA area observed for each patient.
        Although the sample size for the Zimura 1 mg group is small, we believe the apparent reduction in mean percentage change in GA area from baseline to month 18 in the Zimura 1 mg group as compared to the sham control group, when compared with the results observed in the Zimura 2 mg and Zimura 4 mg groups as compared to their corresponding sham control groups, may suggest a potential dose response relationship across treatment groups.
18-Month Safety Data
 Based on our review of the safety data in the trial, Zimura was generally well tolerated after 18 months of administration. During the trial, there were no investigator-reported Zimura-related adverse events, no Zimura-related intraocular inflammation, no Zimura-related increased intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to Zimura in the trial. Through month 18, the reported incidence of CNV in the untreated fellow eye was 11 patients (3.8%), and in the study eye was 3 patients (2.7%) in the sham control group, 2 patients (7.7%) in the Zimura 1 mg group, 8 patients (11.9%) in the Zimura 2 mg group, and 13 patients (15.7%) in the Zimura 4 mg group. The most frequently reported ocular adverse events were related to the injection procedure. The numbers below are based on investigator-reported adverse events occurring during the 18-month duration of the trial for all patients.

        The number of patients with one or more serious treatment emergent adverse events, or TEAEs, organized by MedDRA system organ class, a standard method of reporting adverse events, are set forth in the table below:
Patients with One or More Serious TEAEs in Any Organ Class

	Part 1			Part 2
	Zimura 1 mg (N = 26)	Zimura 2 mg (N = 25)	Sham (N = 26)	Zimura 2 mg (N = 42)	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)
Blood and lymphatic system disorders	0	0	0	0	1 (1.2%)	0
Cardiac disorders	1 (3.8%)	0	1 (3.8%)	1 (2.4%)	2 (2.4%)	3 (3.6%)
Eye disorders	0	0	0	1 (2.4%)	1 (1.2%)	0
Gastrointestinal disorders	1 (3.8%)	1 (4.0%)	2 (7.7%)	0	2 (2.4%)	6 (7.1%)
General disorders and administration site conditions	0	0	0	1 (2.4%)	0	0
Hepatobiliary disorders	0	1 (4.0%)	1 (3.8%)	0	1 (1.2%)	0
Infections and infestations	0	1 (4.0%)	0	2 (4.8%)	8 (9.6%)	2 (2.4%)
Injury, poisoning and procedural complications	0	1 (4.0%)	1 (3.8%)	1 (2.4%)	3 (3.6%)	2 (2.4%)
Metabolism and nutrition disorders	0	0	2 (7.7%)	0	0	0
Musculoskeletal and connective tissue disorders	1 (3.8%)	0	0	0	0	3 (3.6%)
Benign, malignant and unspecified neoplasms (including cysts and polyps)	0	0	1 (3.8%)	1 (2.4%)	1 (1.2%)	3 (3.6%)
Nervous system disorders	1 (3.8%)	1 (4.0%)	2 (7.7%)	2 (4.8%)	3 (3.6%)	2 (2.4%)
Psychiatric disorders	0	0	1 (3.8%)	0	0	1 (1.2%)
Respiratory, thoracic and mediastinal disorders	0	1 (4.0%)	0	0	2 (2.4%)	5 (6.0%)
Vascular disorders	0	0	0	0	0	1 (1.2%)
        Of the reported serious TEAEs that were eye disorders, one TEAE was an ischaemic optic neuropathy (in the Zimura 2 mg group) and one TEAE was a retinal detachment (in the Zimura 4 mg group). Neither of these TEAEs were reported as related to Zimura.
        The number of patients with one or more TEAEs, including serious TEAEs, identified by the investigator as related to the study drug (Zimura or sham) are set forth in the table below:
Reported TEAEs Related to Zimura or Sham

	Part 1			Part 2
	Zimura 1 mg (N = 26)	Zimura 2 mg (N = 25)	Sham (N = 26)	Zimura 2 mg (N = 42)	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)
Subjects with at least one TEAE	0	0	0	0	0	0
        The number of patients with one or more ocular TEAEs in the study eye are set forth in the table below:

Reported Ocular TEAEs in Study Eyes

	Part 1			Part 2
	Zimura 1 mg (N = 26)	Zimura 2 mg (N = 25)	Sham (N = 26)	Zimura 2 mg (N = 42)	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)
Eye disorders	12 (46.2%)	11 (44.0%)	6 (23.1%)	28 (66.7%)	61 (73.5%)	39 (46.4%)
Eye disorders related to injection procedure	4 (15.4%)	5 (20.0%)	2 (7.7%)	18 (42.9%)	46 (55.4%)	24 (28.6%)
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

        In addition to us collecting investigator-reported adverse events, the independent masked reading center performed multi-modal imaging analysis. Multi-modal imaging analysis is a process used to assess patient retinal findings by reviewing different image types, in this case fluorescein angiograms and optical coherence tomography images, to provide a more comprehensive view of the patient's retinal tissue. In this trial, the reading center's multi-modal imaging analysis identified one additional case of macular CNV for a patient in the Zimura 4 mg group at month 12. Because this patient's investigator did not detect the CNV, the patient remained in the trial through month 18.

GATHER2 (GA secondary to AMD)

In June 2020, we dosed the first patient in the international, randomized, double-masked, sham controlled, multi-center GATHER2 trial. While we initiated patient enrollment in this trial, we are continuing to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. In this trial, we plan to enroll approximately 400 patients, who will be randomized to receive either monthly administration of Zimura 2 mg or sham during the first 12 months of the trial, at which time the primary efficacy analysis of the mean rate of change of GA growth over 12 months using square root transformation, which is the same as the primary efficacy endpoint we used for the GATHER1 trial, will be performed. If the 12 month results are positive, we plan to file an application with the FDA and the European Medicines Agency, or the EMA, for marketing approval of Zimura for GA. At month 12, we plan to re-randomize patients in the Zimura 2 mg arm to receive either monthly or every other month administration of Zimura 2 mg. The final evaluation will take place at month 24.

OPH2005 (STGD1)

OPH2005, similar to GATHER1, was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed, and which we believe could potentially serve as a clinical trial that can support an application for marketing approval. We have been focused on monitoring patients who remain in the trial and, together with participating investigators, efforts to retain patients and maintain scheduled visits and treatments in the trial in light of the COVID-19 pandemic. Most of our sites, even though they are operating with fewer staff and other restrictions, have continued to conduct patient visits for our clinical trials. We are aware that a small number of patients in the OPH2005 trial have missed consecutive trial visits during the pandemic; however, the number of missed visits has been decreasing recently. We continue to monitor the situation closely. We do not yet know whether the number of missed visits will increase or decrease, or what the impact of these missed visits may be on the results of the trial, especially because we are masked to the treatment condition of these patients.

We initially enrolled 95 patients in the OPH2005 trial. We recently reopened enrollment in this trial. We plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients as was initially intended in the protocol for the OPH2005 trial. Newly enrolled patients will be randomized on a 1:1 basis to be treated with either Zimura 4 mg or sham for 18 months. We have been and plan to remain masked to the treatment condition of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial.

Safety Data Across Completed Zimura Clinical Trials

In addition to the GATHER1 trial, we have completed multiple clinical trials evaluating various doses of Zimura in age-related retinal diseases, including:

•OPH2001, a Phase 1/2a clinical trial of various doses of Zimura monotherapy for the treatment of GA, with a total of 47 patients enrolled;

•OPH2000: a Phase 1/2a clinical trial of various doses of Zimura administered in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor, or anti-VEGF, agent, for the treatment of wet AMD, with a total of 60 patients enrolled;

•OPH2007, a Phase 2a clinical trial of various doses of Zimura administered in combination with Lucentis for the treatment of wet AMD, with a total of 64 patients enrolled, which concluded in the fourth quarter of 2018; and

•OPH2002: a very small Phase 2a clinical trial of Zimura in combination with anti-VEGF agents for the treatment of idiopathic polypoidal choroidal vasculopathy, or IPCV, in patients for whom anti-VEGF monotherapy had failed.

Over 457 patients have been treated with Zimura in these completed trials, with treatment durations extending up to 18 months. All doses of Zimura administered in these trials were well-tolerated, with only a single adverse event, mild subcapsular cataract, assessed to be drug-related by participating investigators.

        Zimura Manufacturing
We are continuing to plan for the scale-up and validation of the manufacturing process for the active pharmaceutical ingredient, or API, for Zimura. We have been continuing discussions with our existing API manufacturer, Agilent Technologies, Inc., or Agilent, for scale-up and validation and other activities in preparation for potential commercialization. We have also recently engaged a second manufacturer for the API, with the goal of assessing whether this manufacturer can produce Zimura API at an adequate scale for future potential commercial use. Depending on these discussions with Agilent and the success of any scale-up activities by Agilent and the second manufacturer, we may use either Agilent, this second manufacturer or both for future supply of Zimura API. In addition, regardless of which manufacturer we use, we will need to demonstrate that Zimura API produced through the scaled-up process is analytically comparable to the Zimura we are currently using. We have continued analytical method development work with our contract manufacturers and laboratories.
We are also exploring a potential change to the vial used for the Zimura drug product, which we believe may allow us to support a more efficient fill/finish operation at a commercial scale. We have been in discussions with our existing fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, for supply of the changed vial. We have also engaged a second manufacturer to provide us additional supply of the existing vial for Zimura drug product for our needs for the GATHER2 trial and the expanded OPH2005 trial. Depending on the success of these activities, the availability of vials and other factors, we may use Ajinomoto, the second manufacturer or both for future supply of Zimura drug product for potential commercial use.
We have also ordered additional supply of the polyethylene glycol, or PEG, starting material used to make Zimura API from our sole source third-party manufacturer. We currently procure the supply on a purchase order basis and are planning to enter into a long-term supply agreement with this manufacturer for the PEG starting material.

IC-500: Product Candidate from HtrA1 Inhibitor Program
        We are pursuing the preclinical development of IC-500 for the treatment of GA secondary to AMD and potentially other age-related retinal diseases. We have selected IC-500, the lead compound from our HtrA1 inhibitor program, which includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested. We are continuing process development and formulation development with the goal of developing a manufacturing process and a formulation for intravitreal administration in the eye. We are also planning pharmacokinetic studies and other IND-enabling activities for IC-500 if process development and formulation development are successful. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we plan to file an IND for IC-500 during 2021.
Gene Therapy Research and Development Programs
        IC-100: Product Candidate for RHO-adRP
        We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We and the University of Pennsylvania, or Penn, have conducted a number of preclinical studies of IC-100 and a natural history study of RHO-adRP patients. In parallel, we have engaged a gene therapy contract development and manufacturing organization, or CDMO, as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-100. We are conducting cGMP manufacturing activities at our CDMO and other IND-enabling activities, including toxicology studies of IC-100. We have also begun planning for a Phase 1/2 clinical trial for IC-100, including site selection and other startup activities. Based on current timelines and subject to successful completion of preclinical development and cGMP manufacturing, we plan to file an IND for IC-100 by the end of 2020 or early 2021 with the goal of starting patient enrollment in a Phase 1/2 clinical trial during the first half of 2021.
        IC-200: Product Candidate for BEST1-Related IRDs
        We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs, including Best disease. We and Penn are conducting preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs. In parallel, we have engaged a gene therapy CDMO as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-200. We are planning for cGMP manufacturing activities at our CDMO and other IND-enabling activities, including toxicology studies. Based on current timelines and subject to successful completion of preclinical development and cGMP manufacturing, we plan to file an IND and, subject to regulatory review, initiate a Phase 1/2 clinical trial for IC-200 in 2021.
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
        We are funding several sponsored research programs at UMMS seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. The following is a summary of these minigene programs and their status:
•miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research, which is ongoing, has yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS is conducting additional experiments to optimize constructs, which have been delayed because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We currently expect to identify a lead construct during the second half of 2020.
•miniABCA4 (STGD1): This program, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS has generated and is evaluating several ABCA4 minigene constructs in both in vitro and in vivo experiments. We have received preliminary results and expect to receive additional results from the miniABCA4 program during the second half of 2020.
•miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa. Some of the activities in this program have been delayed as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. We expect to receive preliminary results in late 2020 or early 2021.
In addition to the license agreement for the miniCEP290 program, UMMS has granted us an option to obtain an exclusive license to any patents or patent applications that result from any of these sponsored research programs.

Research and Development Pipeline
        We have summarized the current status of our ongoing research and development programs in the table below. We have given an IC number to our preclinical gene therapy product candidates (IC-100 and IC-200) and to the selected product candidate from our HtrA1 inhibitor program (IC-500). In the future, we intend to give an IC number to other product candidates that advance to preclinical development, whether from our collaborative gene therapy sponsored research programs or that we may otherwise in-license or acquire, in each case, once a lead product candidate is identified for a particular program.
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
In June 2020, we closed an underwritten public offering in which we sold 28,503,220 shares of our common stock, which includes the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a price to the public of $4.10 per share, and at a price to the underwriters of $3.854 per share. We also sold to certain investors in lieu of common stock, pre-funded warrants to purchase 1,914,280 shares of our common stock at a price to the public of $4.099 per share underlying each pre-funded warrant, and at a price to the underwriters of $3.853 per share underlying each pre-funded warrant.
Concurrently with the June 2020 public offering, we completed a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, in which we sold 8,649,453 shares of our common stock to affiliates of Vivo Capital, LLC and Samsara BioCapital, LP, or the Private Placement Purchasers, at a purchase price equal to $4.10 per share, the price to the public in the public offering. The shares in the private placement were issued pursuant to a stock purchase agreement entered into among us and the Private Placement Purchasers.
The net proceeds from the public offering and private placement, after deducting underwriting discounts, placement agent fees and other offering expenses of approximately $10.1 million, was approximately $150.1 million.
We expect to continue to pursue capital raising transactions opportunistically when they are available and if the opportunity benefits us and advances our strategic goals.

Financial Matters
        As of June 30, 2020, we had cash and cash equivalents of $245.7 million. We estimate that our year-end 2020 cash and cash equivalents will range between $215 million and $220 million. We also estimate that our cash and cash equivalents will be sufficient to fund our currently planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix Corp., or Archemix, or any commercialization expenses for Zimura, through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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
Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of our product candidates and costs associated with our collaborative gene therapy sponsored research programs. Our research and development expenses consist of:
•external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations, or CROs, and CDMOs and other vendors for the production and analysis of drug substance and drug product; and
•employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Zimura	$4,490	$3,778	$8,976	$6,979
HtrA1	492	232	818	232
RHO-adRP	1,899	1,777	4,408	2,625
BEST1	1,294	1,138	3,516	1,283
Other gene therapy	331	191	864	439
Prior product candidate Fovista	38	16	38	29
Personnel-related	2,946	1,689	5,453	3,304
Share-based compensation	951	989	2,104	2,159
Other	279	199	293	644
	$12,720	$10,009	$26,470	$17,694
As we continue our ongoing clinical trials and our planned manufacturing activities for Zimura, we expect our research and development expenses for Zimura to increase. We also expect our research and development expenses for each of IC-100, IC-200 and IC-500 to increase as development continues. We expect our research and development expenses for our miniCEP290 program and other collaborative gene therapy sponsored research programs to decrease as the sponsored research for those programs reaches completion. Our research and development expenses may also increase if we in-license or acquire any new product candidates, including from our collaborative gene therapy sponsored research programs, or commence any new sponsored research programs.
        We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. Although the future development of our product candidates is highly uncertain, we expect the development of our product candidates will continue for at least the next several years. At this time, except for our estimates regarding the costs for the future development of Zimura in GA and necessary manufacturing scale-up and validation activities, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for any of our product candidates.
The successful development of our product candidates is subject to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•the scope, rate of progress and costs of our research and development activities, including manufacturing activities;
•the potential benefits of our product candidates over other therapies;
•preclinical development results and clinical trial results;
•the terms and timing of regulatory approvals;
•our ability to market, commercialize and achieve market acceptance for any of our product candidates; and
•our ability to successfully file, prosecute, defend and enforce patent claims and other intellectual property rights, together with associated expenses.
A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate.
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, inability to develop formulations or other issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. For example, we have decided to enroll approximately 25 additional patients in our ongoing OPH2005 trial, with the goal of enrolling a total of approximately 120 patients as was initially intended in the protocol for this trial, which will extend the duration of that trial and increase our costs of conducting that trial. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with data from our GATHER1 trial, will be sufficient to seek marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials for Zimura in GA or conduct additional non-clinical studies of Zimura in order to seek or maintain regulatory approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in additional delays to the progress of the GATHER2 trial, including slowing down or stopping patient enrollment in certain geographic areas, our ability to recruit additional patients for our OPH2005 trial or to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. We may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. For example, we are aware that, in the OPH2005 trial, a small number of patients missed consecutive visits during the COVID-19 pandemic and we do not know yet whether the number of missed visits will increase or decrease in the OPH2005 trial or occur in the GATHER2 trial. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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

Results of Operations
Comparison of Three Month Periods Ended June 30, 2020 and 2019

	Three months ended June 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$12,720	$10,009	$2,711
General and administrative	6,289	5,198	1,091
Total operating expenses	19,009	15,207	3,802
Loss from operations	(19,009)	(15,207)	3,802
Interest income	46	617	(571)
Other income (expense)	(12)	151	(163)
Loss before income tax provision (benefit)	(18,975)	(14,439)	4,536
Income tax provision (benefit)	(386)	4	(390)
Net loss	$(18,589)	$(14,443)	$4,146
Research and Development Expenses
Our research and development expenses were $12.7 million for the three months ended June 30, 2020, an increase of $2.7 million compared to $10.0 million for the three months ended June 30, 2019. The increase in research and development expenses for the three months ended June 30, 2020 was primarily due to a $1.3 million increase in personnel costs, a $0.4 million increase in costs resulting from the progress of our gene therapy programs, $0.7 million increase in costs associated with our Zimura programs and a $0.3 million increase in costs resulting from the progress of our HtrA1 inhibitor program. The increased costs for our gene therapy programs primary reflect increased manufacturing and preclinical development costs associated with IC-100 and IC-200. The increased costs for our Zimura programs were primarily due to the initiation and start-up activities for our GATHER2 trial and Zimura manufacturing activities, which was partially offset by lower clinical trial costs as a result of the near completion of our GATHER1 trial.
General and Administrative Expenses
Our general and administrative expenses were $6.3 million for the three months ended June 30, 2020, an increase of $1.1 million, compared to $5.2 million for the three months ended June 30, 2019. The increase in general and administrative expenses for the three months ended June 30, 2020 was primarily due to an increase in general consulting costs and professional fees.
Interest Income
Interest income for the three months ended June 30, 2020 was $46 thousand compared to interest income of $0.6 million for the three months ended June 30, 2019. The decrease in interest income was primarily due to the decrease in our investment balances and interest rate yields.
Income Tax Provision (Benefit)
For the three months ended June 30, 2020, we recorded an income tax benefit of $0.4 million which was to reflect the interest received from our settlement of a local tax audit. For the three months ended June 30, 2019, we recorded a de minimis provision for income taxes.
Comparison of Six Month Periods Ended June 30, 2020 and 2019

	Six months ended June 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$26,470	$17,694	$8,776
General and administrative	11,287	10,679	608
Total operating expenses	37,757	28,373	9,384
Loss from operations	(37,757)	(28,373)	9,384
Interest income	404	1,287	(883)
Other income (expense)	(7)	151	(158)
Loss before income tax provision (benefit)	(37,360)	(26,935)	10,425
Income tax provision (benefit)	(3,695)	9	(3,704)
Net loss	$(33,665)	$(26,944)	$6,721
Research and Development Expenses
Our research and development expenses were $26.5 million for the six months ended June 30, 2020, an increase of $8.8 million compared to $17.7 million for the six months ended June 30, 2019. The increase in research and development expenses for the six months ended June 30, 2020 was primarily due to a $4.4 million increase in costs resulting from the progress of our gene therapy programs, a $2.0 million increase in costs associated with our Zimura programs, a $2.1 million increase in personnel related costs and a $0.6 million increase in costs resulting from the progress of our HtrA1 inhibitor program. The increased costs for our gene therapy programs primary reflect increased manufacturing and preclinical development costs associated with IC-100 and IC-200. The increased costs for our Zimura programs were primarily due to the initiation and start-up activities for our GATHER2 trial and Zimura manufacturing activities, which was partially offset by lower clinical trial costs as a result of the near completion of our GATHER1 trial.
General and Administrative Expenses
Our general and administrative expenses were $11.3 million for the six months ended June 30, 2020, an increase of $0.6 million, compared to $10.7 million for the six months ended June 30, 2019. The increase in general and administrative expenses for the six months ended June 30, 2020 was primarily due to an increase in general consulting costs and professional fees.
Interest Income
Interest income for the six months ended June 30, 2020 was $0.4 million compared to interest income of $1.3 million for the six months ended June 30, 2019. The decrease in interest income was primarily due to the decrease in our investment balances and interest rate yields.

Income Tax Provision (Benefit)
For the six months ended June 30, 2020, we recorded an income tax benefit of $3.7 million which was to reflect a settlement of a local tax audit. For the six months ended June 30, 2019, we recorded a de minimis provision for income taxes.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funding we received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering of common stock, which we closed in September 2013, funds we received under a prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4, Inc., or Inception 4, in October 2018 and our follow-on public offerings of common stock, which we closed in February 2014, December 2019 and June 2020, including the sale of pre-funded warrants in December 2019 and June 2020. We do not have any committed external source of funds.
Cash Flows
As of June 30, 2020, we had cash and cash equivalents totaling $245.7 million and no debt. We currently have invested our cash and cash equivalents in money market funds with original maturities of 90 days or less.
The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(30,270)	$(24,353)
Investing Activities	—	—
Financing Activities	150,306	41
Net change in cash and cash equivalents	$120,036	$(24,312)
Cash Flows from Operating Activities
Net cash used in operating activities in the six months ended June 30, 2020 and the six months ended June 30, 2019 related primarily to net cash used to fund our Zimura clinical trials and manufacturing activities, preclinical development of IC-100, IC-200 and IC-500, and our collaborative gene therapy sponsored research programs and to support our general and administrative operations.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
We had no net cash provided by investing activities for the six months ended June 30, 2020 and for the six months ended June 30, 2019.
Cash Flows from Financing Activities
Net cash provided by financing activities was $150.3 million for the six months ended June 30, 2020, which relates primarily to our June 2020 public offering and private placement of our common stock. Net cash provided by financing activities was $41 thousand for the six months ended June 30, 2019, which related to purchases made under our employee stock purchase plan.
Funding Requirements
Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200 and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. If we experience delays or disruptions to our research and development programs, including the manufacture and supply of products for such programs, whether due to the COVID-19 pandemic or otherwise, such delays or disruptions could increase our operating expenses or otherwise have a material adverse effect on our business and financial results. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.

•We expect that we will continue to incur significant expenses as we:

•continue the development of Zimura in GA and STGD1;

•expand our outsourced manufacturing activities or establish commercial operations or sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any of our product candidates;

•continue the development of IC-100, IC-200 and IC-500 and pursue our collaborative gene therapy sponsored research programs;

•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies;

•seek marketing approval for any product candidates that successfully complete clinical trials;

▪maintain, expand and protect our intellectual property portfolio;
◦
•hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel; and

•expand our general and administrative functions to support our future growth.
        As of June 30, 2020, we had cash and cash equivalents of $245.7 million. We estimate that our year-end 2020 cash and cash equivalents will range between $215 million and $220 million. We also estimate that our cash and cash equivalents will be sufficient to fund our currently planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix Corp., or Archemix, or any commercialization expenses for Zimura, through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. Although the future development of our product candidates is highly uncertain, we expect the development of our product candidates will continue for at least the next several years. At this time, except for our estimates regarding the costs for the future development of Zimura in GA and necessary manufacturing scale-up and validation activities, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for any of our product candidates.

Our future capital requirements will depend on many factors, including:

•the scope, progress, costs and results of our current and any future Zimura clinical programs and any further development we may undertake to enable us to file a new drug application, or NDA, for Zimura in one or more indications;

•the costs, progress, timing and results of process development, manufacturing scale-up and validation activities, analytical development and stability studies associated with Zimura and our other product candidates;

•the scope, progress, costs and results of our efforts to develop IC-100, IC-200 and IC-500, including activities to establish manufacturing capabilities and other preclinical development activities to enable us to file INDs for these product candidates;

•the scope, progress, costs and results from our collaborative gene therapy sponsored research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;

•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of Zimura;

•the timing and extent of delays or disruptions to our research and development programs as a result of the COVID-19 pandemic;

•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.

We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic has caused significant volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $150 million in net proceeds through our June 2020 public offering and concurrent private placement, we may not be able to successfully raise additional capital. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.

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

        In response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including minimum tax credit refunds, temporary changes regarding the utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, deferral of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improved property, and the creation of certain refundable employee retention credits. As a result of the CARES Act, we have recorded a current tax receivable of approximately $1.8 million in anticipation of a refund of minimum tax credits. We are continuing to evaluate how these provisions in the CARES Act will impact our financial position, results of operations and cash flows. Additional similar legislation may be passed by the U.S. Congress or various states.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. For example, if we choose to pursue a collaboration for Zimura, we may be required to relinquish certain valuable rights depending on the terms of such a transaction. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$1,278	$1,247	$31	$—	$—
Purchase Obligations (2)	5,302	5,302	—	—	—
Operating Leases (3)	648	554	94	—	—
Total (4)	$7,228	$7,103	$125	$—	$—

(1)This item includes our contracted obligations under our sponsored research agreements.
(2)This item includes our contracted commitments under certain of our manufacturing and supply agreements.
(3)This item includes our continuing rent obligations, including for office space in New York, New York, the term for which is scheduled to expire at the end of December 2020.
(4)This table does not include:
•any milestone payments which may become payable to third parties under license or acquisition agreements as the timing and likelihood of such payments are not known with certainty;
•any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known;

•anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders; or
•contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.
In addition to the amounts set forth in the table above, we may be required, under the agreements under which we acquired rights to Zimura, IC-100, IC-200, our miniCEP290 program and our HtrA1 inhibitor program, to make milestone payments and/or pay royalties. These payments are described in "Note 9—Commitments and Contingencies" in our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $245.7 million as of June 30, 2020, consisting of cash and investments in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2020, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Effective April 1, 2020, we implemented a new enterprise resource planning system (“ERP”) that materially affected our internal control over financial reporting. In connection with implementation of the ERP system, we are updating our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Although our internal control over financial reporting has been materially affected by the implementation of the ERP system, we do not believe that the implementation of the ERP system will have an adverse effect on our internal control over financial reporting.
Except as described in the preceding paragraph, we determined that there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 pandemic has on the operating effectiveness of our internal controls.

PART II

Item 1.    Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against us and the same group of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint, the CAC. The CAC purports to be brought on behalf of shareholders who purchased our common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys' fees, and other costs. We and the individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, we and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. Our response is due on August 11, 2020. This case is currently in the discovery phase.
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

We are a development-stage company without any approved products. Our growth prospects and the future value of our company are highly dependent on the progress of our research and development programs, including our ongoing and any future clinical trials for Zimura, our preclinical development programs for IC-100, IC-200 and IC-500, and our collaborative gene therapy sponsored research programs. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.

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

Because the value of our company is largely based on the prospects for our research and development programs and their potential to result in therapies capable of achieving marketing approval and generating future revenues, any failure, delay or setback for these programs will likely have a negative impact on the value of your investment. In addition, because a number of our product candidates are in an early, preclinical stage, even if we are successful in advancing the research and development of those product candidates, the value of our common stock may not rise in a meaningful way, which could affect our ability to raise additional finances. As we continue to invest in our research and development programs to generate data to support further development or applications to obtain marketing approval for commercialization, the amount of our available cash will continue to decline until we raise additional finances.

We have a history of significant operating losses. We expect to continue to incur losses until such time, if ever, that we successfully commercialize our product candidates and may never achieve or maintain profitability.

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014, December 2019 and June 2020. As of June 30, 2020, we had an accumulated deficit of $514.2 million. Our net loss was $18.6 million for the three months ended June 30, 2020 and we expect to continue to incur significant operating losses for the foreseeable future.

Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200 and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. If we experience delays or disruptions to our research and development programs, including the manufacture and supply of products for such programs, whether due to the COVID-19 pandemic or otherwise, such delays or disruptions could increase our operating expenses or otherwise have a material adverse effect on our business and financial results. We could also incur additional research and development expenses as we evaluate and potentially in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. Furthermore, if we successfully develop and obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to our HtrA1 inhibitor program, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates or programs, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.

•We expect that we will continue to incur significant expenses as we:

•continue the development of Zimura in GA and STGD1;

•expand our outsourced manufacturing activities or establish commercial operations or sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any of our product candidates;

•continue the development of IC-100, IC-200 and IC-500 and pursue our collaborative gene therapy sponsored research programs;

•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies;

•seek marketing approval for any product candidates that successfully complete clinical trials;

▪maintain, expand and protect our intellectual property portfolio;
◦
•hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel; and

•expand our general and administrative functions to support our future growth.

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

We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate one or more of our product development programs or commercialization efforts. We may require additional funding beyond what we currently expect or sooner than we currently expect.

As of June 30, 2020, we had cash and cash equivalents of $245.7 million. We estimate that our year-end 2020 cash and cash equivalents will range between $215 million and $220 million. We also estimate that our cash and cash equivalents will be sufficient to fund our currently planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix Corp., or Archemix, or any commercialization expenses for Zimura, through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize one or more of our product candidates. Although the future development of our product candidates is highly uncertain, we expect the development of our product candidates will continue for at least the next several years. At this time, except for our estimates regarding the costs for the future development of Zimura in GA and necessary manufacturing scale-up and validation activities, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for any of our product candidates.

Our future capital requirements will depend on many factors, including:

•the scope, progress, costs and results of our current and any future Zimura clinical programs and any further development we may undertake to enable us to file a new drug application, or NDA, for Zimura in one or more indications;

•the costs, progress, timing and results of process development, manufacturing scale-up and validation activities, analytical development and stability studies associated with Zimura and our other product candidates;

•the scope, progress, costs and results of our efforts to develop IC-100, IC-200 and IC-500, including activities to establish manufacturing capabilities and other preclinical development activities to enable us to file INDs for these product candidates;

•the scope, progress, costs and results from our collaborative gene therapy sponsored research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;

•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of Zimura;

•the timing and extent of delays or disruptions to our research and development programs as a result of the COVID-19 pandemic;

•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies;

•the costs, timing and outcome of regulatory filings and reviews of our product candidates;

•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims;

•the timing, scope and cost of commercialization activities for any of our product candidates if we receive, or expect to receive, marketing approval for a product candidate; and

•subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.

We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic has caused significant volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $150 million in net proceeds through our June 2020 public offering and concurrent private placement, we may not be able to successfully raise additional capital. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.

We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, inability to develop formulations or other issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. For example, we have decided to enroll approximately 25 additional patients in our ongoing OPH2005 trial, with the goal of enrolling a total of approximately 120 patients as was initially intended in the protocol for this trial, which will extend the duration of that trial and increase our costs of conducting that trial. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical or nonclinical trials or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with data from our GATHER1 trial, will be sufficient to seek marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials for Zimura in GA or conduct additional non-clinical studies of Zimura in order to seek or maintain regulatory approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in additional delays to the progress of the GATHER2 trial, including slowing down or stopping patient enrollment in certain geographic areas, our ability to recruit additional patients for our OPH2005 trial or to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. We may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. For example, we are aware that, in the OPH2005 trial, a small number of patients missed consecutive visits during the COVID-19 pandemic and we do not know yet whether the number of missed visits will increase or decrease in the OPH2005 trial or occur in the GATHER2 trial. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. For example, if we choose to pursue a collaboration for Zimura, we may be required to relinquish certain valuable rights depending on the terms of such a transaction. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

The COVID-19 pandemic, which is a fluid and evolving situation, is negatively affecting and may continue to negatively affect our business and operations in a number of ways, including delaying the originally planned initiation of patient enrollment for our GATHER2 trial in March 2020, and its long-term effects are uncertain. In addition, the pandemic has caused substantial disruption in the financial markets and economies, which could adversely affect our business and operations.

In December 2019, an outbreak of respiratory illness caused by a novel coronavirus began in Wuhan, China. As of August 2020, that outbreak has led to at least eighteen million confirmed cases and at least 700,000 deaths worldwide, with most countries throughout the world confirming cases. The World Health Organization has declared the outbreak a global pandemic and the U.S. government and all 50 states have declared it to be a national or state emergency. In addition, a majority of the world's population has been affected by government efforts to slow the spread of the outbreak through stay-at-home and social distancing orders, shutdowns of businesses and public places, heightened border security, travel restrictions, quarantines and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as a substantial number of people have been required to stay and work from home; worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel and conferences, has fallen.

The COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:

•In March 2020, we decided to delay initiation of patient enrollment in our GATHER2 trial. Although we initiated patient enrollment in June 2020 and our clinical trial sites are continuing to enroll patients, we and our clinical trial sites are doing so cautiously in light of new health and safety practices put into place as a result of the COVID-19 pandemic. We are continuing to monitor the situation closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. In addition, we are continuing with activating additional sites and, because of the ongoing and variable nature of the pandemic and its potential impact on patient recruitment and retention, we are planning to add more countries and sites to this trial. Health authorities and ethics committees in certain countries, and many of the clinical trial sites we are using or plan to use for this trial, have reduced their staff and operations due to the COVID-19 pandemic. This reduction in operations has resulted in delays to the approval of our trial in certain countries outside the United States and delays in the activation process for a number of our planned clinical trial sites. Although many clinical trial sites have started to reopen, many are doing so with reduced staff and operations and focusing on more urgent matters rather than clinical trials. We may face difficulties in recruiting or retaining patients to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. At this time, we do not know whether there will be further impacts on the timing and progress of patient enrollment or on patient retention in the GATHER2 trial as a result of the COVID-19 pandemic. We may face similar issues with patient recruitment and patient retention for the expansion of the OPH2005 trial.

•We instituted company-wide remote working starting in the middle of March 2020 and expect to continue working remotely for the foreseeable future. Investor and scientific meetings and conferences have been canceled or are occurring virtually. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.

•Many of our clinical trial sites have been operating with reduced staff and other restrictions. We have increased our efforts to engage with our clinical trial sites with a focus on retaining patients and maintaining scheduled visits and treatments, and where possible, instituted practices such as flexible scheduling of visits for patients and remote monitoring. Based on the latest information we have available, we are aware that a small number of patients in the OPH2005 trial have missed consecutive trial visits during the pandemic; however, the number of missed visits has been decreasing recently. We continue to monitor the situation closely. We do not yet know whether the number of missed visits will increase or decrease in the OPH2005 trial or how many missed visits will occur in the GATHER2 trial, or what the impact of missed visits may be on trial results, especially because we are masked to the treatment condition of patients during the conduct of the trials.

•In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at the University of Massachusetts Medical School, or UMMS, has caused delays to the progress of our collaborative gene therapy sponsored research programs.

•Shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our API process development activities for IC-500 by a number of months. Additionally, there is increased demand for the vials we are considering using for the fill/finish of Zimura drug product, which governments and other companies intend to use for COVID-19 vaccines and medicines. This increased demand may limit our ability to obtain these vials for our own needs.

•The pandemic has caused significant disruption to the financial markets, and has caused increased volatility in the price of our stock and that of other companies in the biotechnology industry.

We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three or six months ended June 30, 2020. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Even though the pandemic may be under control in several countries, there may be a second or subsequent waves as stay-at-home and social distancing orders are lifted. For example, in a number of states in the southern and western United States, where the pandemic did not have as significant of an effect in March and April 2020 as it did in the northeastern United States and many of which reopened earlier than states in the northeastern United States, there has been over the past two months a significant increase in the number of cases, which has caused public health authorities in those states to reimpose restrictive measures. The prospects for finding an effective vaccine or treatment for this disease are uncertain, which may cause the measures to contain the pandemic to be in place for a prolonged period of time. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.

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

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of the impact of the pandemic on our financial condition or operations. Currently, most of the new cases are located in the United States and Latin America, whereas most of Europe and Asia have seen reduced numbers of new cases. Even if the pandemic is contained and the economy is largely reopened, the pandemic may recur and the existing measures may be re-imposed. If the COVID-19 pandemic is not effectively and timely controlled, we may experience prolonged disruptions to our clinical trials or supply chains, extended closures of facilities, such as clinical trial sites, academic research centers and suppliers, including single source suppliers, and delays in interactions with regulatory agencies or obtaining approvals for our product candidates. Many economists are predicting that the pandemic may have significant or long-lasting effects on economies worldwide. If the effects of COVID-19 on the financial markets and the global economy persist, they could hamper our ability to raise additional finances. Any of these events may materially and adversely affect our business operations and financial condition.

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

In addition, acquisitions and in-licenses may entail numerous operational, financial and legal risks, including:

•exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;

•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

•higher than expected acquisition and integration costs;

•difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

•inability to maintain uniform standards, controls, procedures and policies;

•restructuring charges related to eliminating redundancies or disposing of assets as part of any such combination;

•large write-offs and difficulties in assessing the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount that must be amortized over the appropriate life of the asset;

•increased amortization expenses or, in the event that we write-down the value of acquired assets, impairment losses;

•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;

•inability to retain personnel, key customers, distributors, vendors and other business collaborators integral to an in-licensed or acquired product candidate or technology;

•potential failure of the due diligence process to identify significant problems, liabilities or other shortcomings or challenges of an acquired or licensed product candidate or technology, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, revenue recognition or other accounting practices, partner disputes or issues and other legal and financial contingencies and known and unknown liabilities; and
•entry into therapeutic modalities, indications or markets in which we have no or limited direct prior development or commercial experience and where competitors in such markets have stronger market positions.

We and certain of our current and former board members and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

We and certain of our current and former executive officers have been named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers have also been named as defendants in a shareholder derivative action initiated in August 2018, which generally alleges that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. In September 2019, the court issued an order dismissing some, but not all, of the allegations in the class action lawsuit and denied our motion to dismiss the shareholder derivative action. The class action lawsuit is currently in the discovery phase. We and the defendants continue to deny any and all allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation, including in responding to discovery requests, has caused our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.

Risks Related to Product Development and Commercialization

Companies in our industry face a wide range of challenging activities, each of which entails separate, and in many cases substantial, risk.

The long-term success of our company, and our ability to become profitable as a biopharmaceutical company, will require us to be successful in a range of challenging activities, including:

•designing, conducting and successfully completing preclinical research and development activities, including preclinical efficacy and IND-enabling studies, for our product candidates or product candidates we are interested in in-licensing or acquiring, including those we may evaluate as part of our collaborative gene therapy sponsored research programs;

•making arrangements with third-party manufacturers and providers of starting materials for our product candidates, and having those manufacturers successfully develop manufacturing processes for drug substance and drug product and provide adequate amounts of drug product for preclinical and clinical activities in accordance with our expectations and regulatory requirements;

•designing, conducting and completing clinical trials for our product candidates;

•obtaining favorable results from required clinical trials, including for each ophthalmic product candidate, favorable results from two adequate and well-controlled pivotal clinical trials in the relevant indication;

•applying for and receiving marketing approvals from applicable regulatory authorities for the marketing and sale of our product candidates;

•making arrangements with third-party manufacturers for scale-up and commercial manufacturing, validating and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities and ensuring adequate supply of drug substance and drug product and starting materials used for the manufacture of drug substance and drug product;

•establishing sales, marketing and distribution capabilities, either internally or through collaborations or other arrangements, to effectively market and sell our product candidates, if and when approved;

•achieving acceptance of the product candidate, if and when approved, by patients, the medical community and third-party payors;

•if our product candidates are approved, obtaining from governmental and third-party payors adequate coverage and reimbursement for our product candidates and, to the extent applicable, associated injection procedures conducted by treating physicians;

•effectively competing with other therapies, including the existing standard of care, and other forms of drug delivery;

•maintaining a continued acceptable safety profile of the product candidate during development and following approval;

•obtaining and maintaining patent and trade secret protection and regulatory exclusivity, including under the Orphan Drug Act and the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or FDCA, if we choose to seek such protections for any of our product candidates;

•protecting and enforcing our rights in our intellectual property portfolio; and

•complying with all applicable regulatory requirements, including FDA Good Laboratory Practices, or GLP, FDA Good Clinical Practices, or GCP, current Good Manufacturing Practices, or cGMP, and standards, rules and regulations governing promotional and other marketing activities.

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

Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are sponsoring with UMMS, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the IND-enabling toxicology studies we are conducting or planning to conduct for IC-100, IC-200 and IC-500, may fail at any point for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans.

Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our pivotal Phase 3 Fovista program for the treatment of wet AMD failed to produce positive safety and efficacy data that support the use of Fovista in wet AMD, despite the results from preclinical testing and earlier clinical trials of Fovista, including a large Phase 2b trial with statistically significant efficacy signal. Furthermore, our Phase 2a OPH2007 safety trial of Zimura in combination with the anti-VEGF agent Lucentis in wet AMD did not replicate the results of our Phase 1/2a OPH2000 trial. Additionally, although the 18-month results from our GATHER1 trial supported the 12-month results in this trial, at which time Zimura met the prespecified primary endpoint in reducing the mean rate of GA growth in patients with GA with statistical significance across both the Zimura 2 mg and Zimura 4 mg treatment groups when compared to the corresponding sham control groups with a favorable safety profile of Zimura, these results may not be replicated in the GATHER2 trial or any future trials we may conduct for Zimura in GA. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during drug development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. These risks include, but are not limited to, the following:

•we may not be able to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials for any preclinical product candidates that we are developing;

•we or our contract manufacturers may be unable to develop a viable manufacturing process for any product candidates that we are developing;

•the supply or quality of our product candidates or other materials necessary to conduct preclinical development and clinical trials of our product candidates may be insufficient or we may face delays in the manufacture and supply of our product candidates for any number of reasons, including as a result of interruptions in our supply chain, including in relation to the procurement or quality of starting materials, such as plasmids used for the manufacture of our gene therapy product candidates and the polyethylene glycol used for the manufacture of Zimura, and the packaging, distribution, storage and import/export of materials and products;

•we or our contract research organizations may be unable to complete necessary analytical development for and testing of our product candidates, including assays for assessing the potency of our gene therapy product candidates;

•we may not be able to successfully scale up or validate a manufacturing process for one or more of our product candidates, and may need to rely on second source suppliers for adequate supply of drug substance and/or drug product in line with our needs and expectations;

•regulators or institutional review boards may not agree with our clinical trial designs, including our selection of endpoints, or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations or clinical trial sites, especially in cases where we are working with contract research organizations or clinical trial sites we have not worked with previously;

•our contract research organizations, clinical trial sites, contract manufacturers, providers of starting materials and packagers and analytical testing service providers may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•we, through our clinical trial sites, may not be able to locate and enroll a sufficient number of eligible patients to participate in our clinical trials as required by the FDA or similar regulatory authorities outside the United States, especially in our clinical trials for orphan or other rare diseases;

•we, through our clinical trial sites, may not be able to maintain enrolled patients for scheduled visits and treatments, or to retain patients altogether, especially in light of the COVID-19 pandemic, which could result in missing data from our clinical trials, potentially leading to uninterpretable results or a clinical trial not being sufficiently powered to demonstrate an efficacy benefit;

•we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements, including GCPs, or a finding that the participants are being exposed to unacceptable health risks;

•as there are no therapies approved for GA, Stargardt disease, RHO-adRP or any BEST1-related IRDs, in either the United States or the European Union, the regulatory pathway for product candidates in those indications, including the selection of the primary efficacy endpoint for a pivotal clinical trial, is highly uncertain;

•there may be changes in regulatory requirements and guidance or we may have changes in trial design that require amending or submitting new clinical trial protocols;

•there may be changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•we may decide, or regulators may require us, to conduct additional clinical trials or non-clinical studies beyond those we currently contemplate or to abandon product development programs;

•the number of patients required for clinical trials of our product candidates to demonstrate statistically significant results may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate. These risks may be heightened for clinical trials in orphan diseases, for which the natural history of the disease is less understood, making it more difficult to predict the drug effect required to adequately demonstrate efficacy, and because there are fewer affected individuals available to participate in clinical trials; and

•the cost of clinical trials of our product candidates may be greater than we anticipate.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•be delayed in obtaining marketing approval for our product candidates;

•not obtain marketing approval at all;

•obtain approval for indications or patient populations that are not as broad as intended or desired;

•obtain approval with labeling that includes significant use limitations, distribution restrictions or safety warnings, including boxed warnings;

•be subject to additional post-marketing testing requirements; or

•have the product removed from the market after obtaining marketing approval.

Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities, especially clinical trials, is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. The progress of our clinical trials may be dependent on macro-economic events beyond our control, such as the COVID-19 pandemic. For example, although we have begun patient enrollment in the GATHER2 trial, we may later decide to or be required to slow down or pause patient recruitment due to the continued persistence of the pandemic or if a second or subsequent wave of cases occurs. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to AMD in a manner sufficient to support an application for marketing approval to the FDA and EMA are based on our review of the 12-month data from the GATHER1 trial as well as informal discussions with the FDA. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA could be incorrect or may change as we continue to have interactions with the FDA, as we continue to review and analyze data from our GATHER1 trial, including the 18-month data, as we conduct our GATHER2 trial, and as new regulatory or third party information, including third-party clinical data or information from prospective collaborators or licensees, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.

Our development of Zimura is based on a novel mechanism of action that is unproven in GA and STGD1 and poses a number of scientific and other risks, and we may not be successful in developing Zimura in the indications we are pursuing.

We are targeting GA, an advanced form of AMD, and STGD1 with Zimura. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors for selective molecular targets, including complement C5, as potential pharmaceutical treatments for GA secondary to AMD, and that the results from our GATHER1 trial of Zimura in GA support our view, this approach may not prove successful for treating GA secondary to AMD in a clinically meaningful way. Similarly, although there is non-clinical scientific literature supporting the potential use of complement system inhibitors for the treatment of STGD1, this approach may not prove clinically successful as well.

Zimura is designed to inhibit complement C5. There are no FDA or EMA approved products that utilize C5 inhibition as a mechanism of action to treat GA or STGD1. There have been other investigational products using complement inhibition as a mechanism of action for the treatment of GA, including inhibition of C5, that proved to be unsuccessful, even in later stage clinical trials. Even though our GATHER1 trial of Zimura in GA met its prespecified primary endpoint at month 12 and continued to show positive treatment effect at month 18, this mechanism of action may not prove safe and effective for the treatment of GA, STGD1 or any other indication for which we may develop Zimura.

We are continuing to review and analyze the 18-month results and individual patient level data from the GATHER1 trial, which may affect the soundness of the conclusions we have drawn based on the results from this trial. The GATHER2 trial may yield results that are different from the results observed in the GATHER1 trial.

Although the 18-month data from the GATHER1 trial supported the results we observed at 12 months, these data may be subject to several limitations. In accordance with the prespecified statistical analysis plan for the trial, we only performed descriptive analysis of the 18-month efficacy data. Although the favorable safety profile for Zimura was maintained at month 18, individual, unmasked patient data may indicate that our conclusions were not well founded due to inconsistencies, data entry errors or because of unknown variables or patient sub-groups that could potentially be driving the results in one or more treatment groups. Additionally, we learned from our independent masked reading center that the retinal images of one of the patients in the Zimura 4 mg group showed evidence of CNV in the study eye that was not reported by the investigator. As we continue to evaluate the individual, unmasked patient data from the GATHER1 trial, we may learn of additional cases of non-investigator reported safety issues, which may affect the safety profile of Zimura.

Unlike the GATHER1 trial, the GATHER2 trial will include only one treatment arm, Zimura 2 mg, in addition to a control arm. Several Phase 3 clinical trials for ophthalmic product candidates that have been, or are currently being, conducted by other sponsors include multiple treatment arms, either different doses or treatment regimens, in addition to a control arm. The FDA has expressed that including multiple study doses or treatment regimens within a single trial helps mitigate the risk of bias in the trial and is therefore recommended, although not required. We believe that the anatomical measure used as the primary efficacy endpoint in our GATHER1 trial, the mean rate of change in GA growth, as evaluated by an independent, masked reading center, is not subject to bias. We have decided to proceed with only one treatment arm in the GATHER2 trial consisting of a single monthly administration of Zimura 2 mg, because the 12-month data from the GATHER1 trial suggested that monthly administration of Zimura 2 mg provides a similar benefit (approximately 27%) in reducing the mean rate of GA growth over 12 months as compared to the corresponding sham control group, as measured by our primary endpoint, as Zimura 4 mg, and these results are supported by the results of the 18-month data, and because we want to avoid the treatment burden associated with the Zimura 4 mg dose evaluated in our GATHER1 trial. Additionally, for our GATHER2 trial, because we want to begin to evaluate the efficacy of a less frequent dosing regimen, we plan to re-randomize the patients in the monthly Zimura 2 mg treatment arm at 12 months and evaluate dosing Zimura 2 mg every other month, a dosing regimen which we have not previously studied, in half of those patients during the second 12 months of the trial. The GATHER2 trial, however, is not designed to reliably assess any differences we observe between these treatment groups at 24 months with statistical significance and the label we would seek for Zimura in GA, if the results from the GATHER2 trial are positive, would in all likelihood provide for monthly administration of Zimura.

We plan to conduct the GATHER2 trial at many clinical trial sites and in many countries that were not included in the GATHER1 trial.  The introduction of new sites, and the resulting involvement of new treating physicians, as well as potentially different patient demographics, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with Zimura 2 mg and patients receiving sham control.

In addition, the 12-month and 18-month data from the GATHER1 trial suggested there is an overall dose response relationship in which higher doses of Zimura (for example, the 4 mg and the 2 mg doses) corresponded to a greater reduction in the mean rate of GA growth as compared to the corresponding sham group as compared to lower doses of Zimura (for example, the 1 mg dose). For our GATHER2 trial, for the reasons stated above, we have decided to proceed with only a 2 mg dose treatment arm and not include a 4 mg dose treatment arm. The 2 mg dose may prove not to be efficacious in treating GA. Additionally, unlike the protocol for the GATHER1 trial, the protocol of the GATHER2 trial will provide that patients who develop CNV in the study eye in the trial may remain in the trial and receive standard of care anti-VEGF therapy, at the investigator's discretion, and that measurements of these patients' GA will be included in the primary efficacy analysis if their fundus autofluorescence, or FAF, images can be reliably assessed by the masked reading center. The retention of these patients in the GATHER2 trial may introduce additional variability not present in the GATHER1 trial. Moreover, if a significant number of patients develop CNV in the study eye and these patients' FAF images are not reliably assessable, or if more patients than we anticipate drop out or their data is otherwise missing, it would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial and the GATHER2 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in GA with statistical significance.

Our intended regulatory pathway for generating sufficient safety and efficacy data to submit an NDA and potentially obtain marketing approval for Zimura for GA is subject to a number of assumptions, including that we may be able to rely on the results from our GATHER1 trial as one of two well-controlled, Phase 3 trials typically required by the FDA. The FDA, EMA and other regulatory authorities may not accept the results of the GATHER1 trial as a Phase 3 clinical trial, or may not agree with our selection of the primary endpoint for the GATHER1 and GATHER2 trials or the statistical analysis we performed. We may decide to or may be required to enroll additional patients, collect additional safety data or conduct additional clinical trials or non-clinical studies to seek or obtain approval for Zimura in GA.

Based on the results we have received from our GATHER1 trial, additional statistical analysis we have performed and informal discussions we have had with the FDA, we believe that the efficacy results from this trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth over 12 months is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision, and that data from the GATHER1 trial is robust. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We are not currently planning to include visual function measures as primary or secondary efficacy endpoints in the GATHER2 trial, and vision will be assessed as a safety endpoint. The FDA, the EMA or other regulatory authorities may disagree with our conclusion regarding the robustness of the data from the GATHER1 trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. Even if we meet with the FDA, EMA or other regulatory authorities, we likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the robustness of the data from our clinical trials, including the GATHER1 trial, until such time as we submit an application for marketing approval and receive a response from the applicable authority. If the GATHER1 trial results are not considered robust, in order to seek marketing approval we may need to conduct, in addition to the GATHER2 trial, one or more additional, well-controlled clinical trials that meets the applicable regulatory requirements in order to obtain sufficiently robust data to support marketing approval.

The FDA, EMA or other regulatory authorities may not agree with the methodologies we used to perform the statistical analysis of the GATHER1 trial results. In particular, they may not agree with how we performed the comparisons of patients receiving Zimura 2 mg with patients in the sham groups, as the comparisons draw upon patients that were enrolled into two different parts of the trial, using different randomization ratios and different vision criteria. In addition, they may not agree with the validity of our MRM analysis, which imputes the values of missing data based on observed data. We plan to use the same MRM analysis in the GATHER2 trial. Moreover, the FDA, EMA or other regulatory authorities may disagree with our inclusion in our efficacy analysis of patients who do not strictly meet all eligibility criteria, or whose treatment or assessments in the clinical trial deviated from the clinical trial protocol on one or more occasions. The FDA, EMA or other regulatory authorities may take issue with the degree of data that are missing from the clinical data set from our GATHER1 trial, or with the rate at which patients withdrew from the trial.

Although we believe that our GATHER1 trial was well-controlled, with appropriate eligibility criteria and appropriate stratification for baseline characteristics, the FDA, EMA or other regulatory authorities may not agree with the methodologies we used to determine patient eligibility and randomize patients to the various treatment groups and therefore may not agree that the comparisons we have made for mean rate of GA growth are statistically valid. The FDA, EMA or other regulatory authorities may take issue with the number of modifications we introduced to the GATHER1 trial following its commencement, which they may view as introducing additional uncontrolled variables, invalidating the comparisons across groups. In particular, the FDA, EMA or other regulatory authorities may view the change in enrollment criteria applied in the various modifications as changing the nature of the patients enrolled, thus rendering the results of the trial as uninterpretable, or may disagree with our decision to remove patients who develop CNV in their study eye from future treatments and assessments as inappropriate, concluding that it may have resulted in unmitigated or uncontrolled bias in the efficacy results from the trial.

Based on informal discussions with the FDA, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. This additional clinical trial would need to be well-controlled, with a primary efficacy analysis at the 12 month time point or later. We believe that if we were to file an application for marketing approval for Zimura for GA, we would be able to rely on safety data from our GATHER1 and GATHER2 trials in GA, as well as our OPH2005 trial evaluating Zimura for STGD1. We also believe that, if the data from the GATHER2 trial are positive, we would be able to submit our application following the primary efficacy analysis for the GATHER2 study at the 12-month time point, without waiting for the full 24-month data package, that we could continue collecting data after submitting for marketing approval and that we could supplement our applications for marketing approval while they are pending. We have designed our GATHER2 trial to meet these requirements, which, as we understand them, and if data from the GATHER2 trial are positive, will permit us to seek marketing approval for Zimura in GA in the United States and potentially the European Union. Since receiving the 12-month results from the GATHER1 trial, we have not had an end of phase 2 or other formal meeting with either the FDA or the EMA and we may not do so before receiving results from the GATHER2 trial and submitting our applications for marketing approval. In addition, we expect to continue to engage with regulatory authorities, including with the FDA as part of the fast track program or otherwise with competent national authorities in Europe, during the GATHER2 trial and may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we are understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for Zimura, including potentially changing the design of the GATHER2 trial, increase the costs of our Zimura clinical programs and delay our expected timelines. In addition, because of the COVID-19 pandemic or other reasons, we may experience a higher than anticipated rate of dropouts and missed visits and treatments in our GATHER2 trial, which could result in our not having adequate safety data for a sufficient number of patients to obtain marketing approval in GA, even if the primary endpoint is met and the results from the GATHER2 trial are otherwise positive.

Furthermore, our previous and ongoing Zimura clinical trials have evaluated Zimura dosing levels and regimens that we have studied only in cohorts consisting of a small number of patients. This approach may increase the risk that patients in our ongoing trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. Although we have not observed any adverse events or serious adverse events attributable by the investigators to the drug product in our GATHER1 trial, we may become aware of safety concerns as we analyze individual patient level data in our GATHER1 trial, and they may manifest in our OPH2005 trial, in our GATHER2 trial or in any other subsequent clinical trials we or a potential licensee or collaborator may undertake for Zimura. When we follow patients for a longer period of time or collect safety data from a greater number of patients, we may observe safety events that we have not previously observed. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates."

Because the primary efficacy endpoint and the statistical analysis plan we would expect to use to analyze data for the primary efficacy endpoint for our GATHER2 trial are similar to those of the GATHER1 trial, any disagreements by the FDA, EMA or other regulatory authorities with GATHER1 will likely affect GATHER2 as well. Our ongoing clinical trials and any future clinical trials for Zimura that we or a potential future licensee or collaborator may undertake may fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or any other future clinical trials for Zimura could adversely affect our business and the value of your investment in our company.

We have no unmasked clinical data regarding the safety and efficacy of Zimura as a treatment of STGD1. The dropout rate may reduce the number of patients from whom we can collect and analyze data from our OPH2005 trial. We may not be able to recruit additional patients for this trial in line with our expectations.

We have no unmasked clinical data regarding the safety and efficacy of Zimura as a treatment for STGD1. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability for our planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Moreover, because Stargardt disease, like GA, is a degenerative disease, and in many cases, the rate of degeneration is slow, and because we are seeking to slow the progression of degeneration with Zimura, and not necessarily to reverse prior degeneration or restore visual function, patients participating in our OPH2005 trial, who may be younger and may experience vision loss that is more subtle than patients with GA or other forms of AMD, may not perceive a benefit from continuing to participate and therefore may drop out of this trial or miss scheduled visits and treatments. This risk is particularly magnified during the COVID-19 pandemic, which may cause our patients to voluntarily or involuntarily drop out of the trial or miss scheduled visits and treatments in greater numbers than before. Although we and the investigators and their staff take efforts to encourage continued patient participation, the dropout rate may exceed our expectations. A higher than expected dropout rate would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial. Given the information above, our OPH2005 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in STGD1 with statistical significance.

We have decided to enroll approximately 25 additional patients in this trial, with the goal of enrolling a total of approximately 120 patients as was initially intended in the protocol for this trial. This change to the trial will increase the costs associated with this trial and delay the timelines for receipt of data from this trial. We believe an expanded trial could allow us to collect additional data regarding the effect of Zimura on STGD1 patients and help us mitigate the risks from additional patient dropouts and missed visits; however, these expectations may prove to be incorrect. Patient recruitment may take longer or cost more than we would expect.

The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the recruitment and retention of patients for our GATHER2 and OPH2005 clinical trials. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult or time consuming.

Our GATHER1, OPH2005 and GATHER2 trials involve sites located across the United States and in many countries outside the United States. We have made a number of changes to the clinical operations of our clinical trials as a result of the COVID-19 pandemic, its effects on current and prospective participating patients, and various governmental and other measures to control the outbreak. Our plans for our clinical trials may change further as the COVID-19 situation evolves.

For our GATHER1 trial, the outbreak proliferated around the world as we were finishing the final visits for patients in this trial. In addition to the disruptions to the operations of many clinical trial sites, the COVID-19 pandemic has affected our monitoring operations, for example, by requiring remote monitoring and remote source document verification in many instances, which may affect the robustness of the data verification process, which we may find out as we continue to evaluate the individual, unmasked patient level data from the GATHER1 trial. This risk may also affect our data verification processes for the OPH2005 and GATHER2 trials.

For our OPH2005 trial, we have focused our efforts on maintaining scheduled visits and treatments and overall patient retention. As compared to the patients in the GATHER1 and GATHER2 trials, the patients in the OPH2005 trial are generally younger and have work and family commitments, which may cause them to miss more visits or drop out in greater numbers as a result of the COVID-19 pandemic. In addition to the risks posed by increased patient dropouts, if patients miss scheduled visits in greater numbers as a result of the pandemic, it may affect our ability to draw meaningful conclusions from the clinical data. Where possible, we have provided additional flexibility for patients to modify the scheduling of their visits. However, especially if the COVID-19 pandemic persists, additional patient visits may be missed or rescheduled, which may affect the interpretability of the data that we collect and the conclusions we are able to draw from these data.

For our GATHER2 trial, in addition to the initial delay of patient enrollment from March 2020 to June 2020, competent health authorities and ethics committees in certain countries and many clinical trial sites have reduced their staff and operations due to COVID-19. The reduction in operations has resulted in delays to the approval of our trial and the site activation process in certain geographies. We continue to activate additional clinical sites and plan to add more countries and sites to the trial, and the progress of site activation will depend on the local situation in each specific geography.

We believe the COVID-19 pandemic and its effects will continue to affect patient recruitment, maintenance of scheduled visits and treatments and overall retention of patients in clinical trials, especially GA trials. As a result of the pandemic, many clinical trial sites may have limited capability to recruit patients, especially in a short period of time. Patients, in turn, may be reluctant to enroll in clinical trials or to maintain their scheduled visits and treatments once enrolled due to their fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. These concerns may particularly apply to GA patients, many of whom are elderly and therefore at a higher risk for COVID-19 and other diseases than the general population. In addition, many of the tests involved in GA trials, such as the retina imaging tests, are time consuming and may be onerous for patients. Shortages of personal protective equipment and other supplies for the prevention of COVID-19 may cause our clinical trial sites to further scale back the number of staff on site and other operations, and may cause prospective or enrolled patients to avoid clinical trial visits. These factors may make patient recruitment and maintenance of scheduled visits for future clinical trials, especially GA trials, more difficult. Even if a site successfully enrolls patients in line with expectations, there may be additional patient dropouts or missed visits due to the COVID-19 pandemic or similar events, and if those events occur during the course of the GATHER2 trial or the expanded OPH2005 trial, they will likely affect our ability to complete these trials and obtain data in accordance with our expectations. Furthermore, because we expect the GATHER2 trial to be ongoing for at least 24 months, which is the length of the trial, plus any additional time for patient recruitment, it is likely to be affected to the extent a second wave or subsequent outbreaks of the COVID-19 pandemic cause disruptions. Many clinical trial sites have changed their practices in preparation for a possible second wave or future outbreaks, and these changes may affect how we conduct the GATHER2 trial, the expanded OPH2005 trial and any future clinical trials we may conduct.

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

Gene therapy is an emerging field of drug development with only two gene replacement therapies having received FDA approval to date. Our gene therapy research and development programs, which we decided to undertake based on a review of a limited set of preclinical data, are still at an early stage. Even with promising preclinical data, there remains several areas of drug development risk, including translational science, manufacturing materials and processes, safety concerns, regulatory pathway and clinical trial design and execution, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, gene therapies. Furthermore, the medical community's understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community's views on what therapies and approaches are most effective for addressing certain diseases.   For example, our IC-100 product candidate, which we are developing for RHO-adRP, has a mechanism of action that suppresses the expression of endogenous rhodopsin and seeks to replace it with a healthy version of rhodopsin. Patients with autosomal dominant conditions, such as RHO-adRP, have one healthy allele and one mutant disease-causing allele. For patients with RHO-adRP, although the rhodopsin produced by the mutant allele may be toxic, leading to retinal degeneration, the rhodopsin produced by the healthy allele supports, and may be necessary for, the patient's existing vision. IC-100 may suppress the expression of all endogenous rhodopsin, whether expressed from the healthy or the mutant allele. Although we believe, based on preclinical experiments in a canine model of RHO-adRP, that IC-100 will restore rhodopsin production to a level sufficient to maintain vision, we will not know this to be the case until we obtain human clinical data regarding IC-100's effect in this patient population.

Moreover, while there are more than 200 known mutations to the BEST1 gene, the different types of mutations and their association with various BEST1-related IRDs are still not well-understood. Our product candidate for these diseases, IC-200, may only be effective in treating retinal diseases associated with certain mutations in the BEST1 gene and not other mutations, especially if the mutation is associated with the production of a toxic protein. Additionally, we decided to in-license and pursue the development of IC-200 based on results observed in an autosomal recessive canine disease model. A majority of humans with BEST1-related IRDs, however, have the autosomal dominant form of the disease, commonly referred to as Best disease. If we choose to develop IC-200 for this patient population, using a construct previously studied in an autosomal recessive canine disease model, this approach may ultimately prove ineffective.

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

We have not previously conducted any clinical development involving gene therapies. As we prepare for the potential initiation of our first gene therapy clinical trial, we will need to build our internal and external capabilities in designing and executing a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. In particular, many of the indications for which we are pursuing our gene therapy programs have limited number of therapies in clinical development, which may make selecting an appropriate endpoint difficult. Furthermore, our gene therapy programs are targeting orphan diseases with relatively small populations, which limits the pool of potential subjects for our gene therapy clinical trials. Because gene therapy trials generally require subjects who have not previously received any other therapy for the same indication, we will also need to compete with our competitors who are also developing therapies for these same indications for the same group of potential clinical trial subjects. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

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

Our development of IC-500 is also based on a novel mechanism of action that is unproven and poses a number of scientific and other risks. Even though we have identified a lead product candidate from our HtrA1 inhibitor program, we may not be able to successfully develop a viable manufacturing process for or formulate this product candidate.

IC-500, our selected product candidate from our HtrA1 inhibitor program, is in preclinical development. There are no FDA or EMA approved products that utilize HtrA1 inhibition as a mechanism of action for treating ophthalmic diseases, including GA and other age-related retinal diseases for which we may develop IC-500, and this mechanism of action may not prove safe and effective for these diseases. We made the decision to acquire this program based on our interpretation of the scientific literature and rationale for this potential target that suggest an association between HtrA1 and the risk for AMD, as well as a limited set of preclinical data generated by Inception 4 prior to the acquisition. We note, however, the HtrA1 gene is in the same region of the 10q26 chromosome as the age-related maculopathy susceptibility 2, or ARMS2, gene. The ARMS2 and HtrA1 genes are linked, and variants in, or expression of, the ARMS2 gene may also be associated with the risk for AMD. The risk for AMD associated with ARMS2 may ultimately prove to be greater than the risk associated with HtrA1. In addition, even though genetic and histologic findings correlate HtrA1 with AMD, the development and progression of AMD may not be affected by HtrA1. Our assumption that targeting inhibition of HtrA1 as a method of treating AMD may be incorrect, which would likely adversely affect the value of IC-500 and its continued development.

Before we can commence IND-enabling studies for IC-500, we need to conduct process development and formulation development to determine whether we can identify a viable manufacturing process for and formulate IC-500 for intravitreal administration that is safe to advance into preclinical studies and, depending on the outcome of such studies, into clinical trials. For example, as part of formulation development, we need to determine which inactive formulation components should be used in the preparation of IC-500, and derive a preparation that includes an adequate amount of drug substance with the necessary inactive ingredients to achieve the desired safety profile for intravitreal injection into the eye while providing for sufficient pharmacological activity. Process development and formulation development are inherently uncertain, and although our manufacturer has developed a manufacturing process for IC-500, we do not know whether this manufacturing process will be viable or whether we can successfully formulate the produced API into a drug product that is safe to advance into preclinical studies or clinical trials in the eye or that provides sufficient pharmacological activity, which would hinder our ability to pursue development of IC-500. Manufacturing, including process development, and formulation development can be costly and time-consuming and our anticipated timelines for the development of IC-500 may be delayed. If we are unable to successfully manufacture and formulate IC-500, we may switch to a backup HtrA1 inhibitor or cease developing this program altogether.

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

In our completed clinical trials for Zimura, we have observed only a single adverse event, mild subcapsular cataract, from our OPH2000 trial, assessed to be drug-related by participating investigators. We have no unmasked data regarding the safety, tolerability or efficacy of Zimura administered for the treatment of STGD1. We have no human data regarding IC-100, IC-200 or IC-500.

Our clinical trials for Zimura involve dosing regimens that we have not studied extensively, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For example, although we view the rate of CNV incidence in the Zimura treatment groups, as compared to the corresponding sham control groups, as acceptable and within the range observed in other clinical trials of complement inhibitors in development for GA, the FDA, EMA, other regulatory authorities, treating physicians or patients may not agree, concluding that Zimura may increase the risk of patients developing CNV to an unacceptable degree. Moreover, our clinical trials for Zimura involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive Zimura. Although the safety profile of Zimura remained favorable at month 18 in our GATHER1 trial, we may encounter unknown safety issues as we analyze the unmasked individual patient level data. An unforeseen or unexpected safety event, or any safety finding that is inconsistent with our prior experience with Zimura, from any of our clinical trials for Zimura, including from the GATHER2 trial during which we will follow patients and collect safety data over 24 months, may impact our ability to continue to develop Zimura or the long-term viability of Zimura as a potential treatment for GA, STGD1 or any other indication for which we may seek to develop Zimura.

As HtrA1 inhibition is a novel treatment approach for treating ocular disease, this treatment modality may present potentially unknown safety risks when tested in clinical trials that could not have been anticipated based on preclinical toxicology studies. In addition, if we are successful in formulating IC-500, we intend to administer IC-500 by intravitreal injection, which poses the same safety risks outlined above with respect to intravitreal injections of Zimura.

In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Managing a host body's immune response to introduced viral vectors has been and remains a challenge for gene therapies. For AAV gene therapy, "vector shedding," or the dispersal of AAV vectors away from the target tissue to other parts of the body, which can trigger a more serious and extensive immune response, is a known safety issue. Although subretinal injection, which is the method often used to administer retinal gene therapies, helps to control vector shedding beyond the eye, subretinal injection is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate from the gene therapy vectors, including the risk of retinal detachment. The margin for error with subretinal injections is extremely low and there are a limited number of retinal surgeons with experience in performing subretinal injections in the eye. In order to generate useful clinical data for gene therapy clinical trials, one or more retinal surgeons must repeat the same subretinal injection process in multiple patients with consistency across patients and surgeons. In addition, in order to avoid accelerating damage to a subject's retina, subretinal injection for RHO-adRP patients in particular must be conducted under extremely low light levels using infrared technology, further complicating the surgical procedure. In the event that we progress into clinical development with IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we may experience delays or other challenges for our gene therapy development programs as a result of safety issues.

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

We do not have any internal manufacturing capabilities and use third parties to manufacture our product candidates on a contract or purchase order basis. We may encounter manufacturing issues that could cause delays in our development programs or increase costs. We may experience delays in regulatory approval of our product candidates if we or our contract manufacturers do not satisfy applicable regulatory requirements. If any of our product candidates is approved, a manufacturing issue could result in product shortages, which could impair our ability to commercialize our products and generate revenue.

We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture Zimura, IC-100, IC-200, IC-500 and any other product candidates that we may acquire or in-license. We have a limited number of personnel hired to supervise these outside vendors. The manufacturing processes for our product candidates are technically complex. Problems with developing, executing or scaling up the manufacturing process, even minor deviations from the established process, could result in product defects or manufacturing failures that result in, lot failures, product recalls, product liability claims, insufficient inventory or delays to our programs. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, in order to manufacture and supply any of our product candidates for later-stage clinical trials or on a commercial scale in the future, we will need to increase our manufacturing personnel and bolster our quality control and quality assurance capabilities. We may encounter problems hiring and retaining scientific, manufacturing and quality assurance and control personnel needed to oversee our contract manufacturers, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. As our contract manufacturer scales up manufacturing of any product candidate, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product, given the long lead times required to manufacture or obtain regulatory approvals for our products, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product at commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

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

Any problems in our manufacturing process or our third-party contract manufacturers’ facilities could make us a less attractive collaborator for potential collaborations, including larger pharmaceutical companies and academic research institutions. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for our products.

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

Our experience manufacturing Zimura is limited. As we conduct our GATHER2 trial and our expanded OPH2005 trial and plan for potential commercialization of Zimura, we and our third-party manufacturers will need to complete several activities to ensure the continued supply of drug product for these trials and adequate preparations to support potential future commercial supply of Zimura. Any delay or failure in completing these activities could cause delays in the development of Zimura or its potential approval or could result in inadequate clinical or commercial product supply.

In order to obtain and maintain regulatory approval for Zimura, our third-party manufacturers will be required to produce the Zimura API with consistent quality and to execute fill/finish services on a repeated basis and document their ability to do so. In order for us to successfully commercialize Zimura, if approved, our manufacturers also need to be able to produce quantities at a commercial scale. If our third-party manufacturers are unable to satisfy these requirements, our business would be materially and adversely affected. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process.

In early 2017, we completed the small scale manufacture of multiple batches of Zimura API that we plan to use to support clinical drug supply for the GATHER2 trial and the expanded OPH2005 trial. Although we believe we have adequate Zimura API for the GATHER2 trial and the expanded OPH2005 trial, this supply may not be sufficient for our needs over the duration of the trials. We have been in discussions with Agilent, our existing contract manufacturer, about scaling up and validating the manufacturing process and other activities to support the potential commercialization of Zimura. At this time, we are not certain whether Agilent has the capacity to support our expected needs. We have also engaged a different manufacturer for the Zimura API. There are risks with transferring the existing manufacturing process to the new manufacturer and this second manufacturer may not be able to scale up the manufacturing process and produce Zimura API in line with our expectations. Depending on the success of these activities, we may need to use any one or both of these manufacturers for future supply of Zimura API, which may increase our costs and delay our timelines. Regardless of which manufacturer we use, we will need to demonstrate that Zimura API produced through the scaled-up process is analytically comparable to the Zimura we are currently using.

In addition, we are in the process of securing additional Zimura drug product to support our needs for the GATHER2 trial and the expanded OPH2005 trial. We are exploring a potential change to the vial used for Zimura drug product to support a more robust fill/finish operation at commercial scale. We have also engaged a second source supplier to support us with additional clinical supply of Zimura drug product using the existing vial. If we are unable to secure sufficient additional drug product, our ability to conduct our GATHER2 and OPH2005 trials as planned could be adversely affected. Depending on the success of these activities, the availability of vials and other factors, we may use Ajinomoto, our existing manufacturer, the second manufacturer or both for future supply of Zimura drug product for potential commercial use, which may increase our costs and delay our timelines.

We are also securing additional quantities of the PEG starting material used to manufacture Zimura from our sole source supplier. We are in discussions with this supplier for a long-term supply agreement for the PEG starting material, and we may not be able to agree to terms or may need to agree to unfavorable terms. This supplier may need to scale up its purification process in order to support supply of PEG at a commercial scale. We believe there are a limited number of alternative suppliers for this critical raw material, and if we need to use those suppliers, it could increase our costs and delay our manufacturing plans for Zimura.

Each of these activities is costly, time-consuming and uncertain in outcome. We may not be able to successfully scale up or validate our manufacturing process for Zimura, demonstrate analytical comparability of the Zimura API manufactured through the scaled up process with the previously manufactured Zimura API, or establish the long-term stability of the Zimura drug product stored in the new vial container. The new manufacturers we have engaged or may engage in the future have not had previous experience with Zimura and there may be issues with technology transfer. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to obtain regulatory approval of our manufacturing process for Zimura and to support potential commercial operations. If any of the foregoing events occur, it could result in delays or increased costs to support our future development and commercialization of Zimura, even if we successfully complete any required clinical trials for Zimura and obtain sufficient and favorable safety and efficacy data.

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

The manufacture of gene therapy products is complex with a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of gene therapies. As previously disclosed, we identified an issue with one of the starting materials used to manufacture our IC-100 product candidate, which delayed our timelines for that program. We have limited experience with gene therapy manufacturing and are dependent on our third-party contract manufacturers and sole source suppliers.

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

As previously disclosed, we identified an issue with one of the starting materials used for our manufacturing process for IC-100. That issue caused us to delay our cGMP manufacturing run at our CDMO, and we had to reschedule the run for a later date based on the CDMO's availability. The supplier has since provided new starting materials for our rescheduled cGMP manufacturing run. If there are issues with the new starting materials, the success of the manufacturing campaign and our timelines and the future development of IC-100 could be adversely affected.

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

Because manufacturing for early stage research is often done under different conditions, using different starting materials and on a smaller scale than what is required for manufacturing for clinical supplies, we may face challenges in adapting the manufacturing processes that were used by our licensors and other academic collaborators and scaling up these processes as necessary to support supply for clinical trials. In order to progress the development of IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we have devoted and will need to continue to devote significant time and financial resources to establishing manufacturing processes that are sufficient for IND-enabling preclinical toxicology studies as well as clinical supplies. If we are not able to establish gene therapy manufacturing or related processes in a manner required for further development of our gene therapy product candidates, our development plans may be delayed or stalled and our business may be materially harmed. In particular, we are planning for and conducting cGMP manufacturing activities of IC-100 and IC-200 for clinical use. If we encounter issues during cGMP manufacturing activities, it may hamper us from filing an IND and initiating a human clinical trial for that product candidate.

An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more complex in scope and take a longer time to develop and to conduct as compared to those used for traditional drugs. We and our contract manufacturers need to expend considerable time and resources to develop assays and other analytical tests for our gene therapy product candidates, including assays to assess the potency of our gene therapy product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, qualified and validated, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized or released our manufactured materials. If the results of the testing fail to meet our expectations or applicable requirements, we may need to delay or repeat certain manufacturing and development activities.

We are in the early stages of establishing manufacturing capabilities for IC-500.

We have engaged a CDMO to conduct process development, scale-up and cGMP manufacture of the API for IC-500 for preclinical pharmacokinetic and toxicology studies and for clinical trials. Although our CDMO has developed a manufacturing process for the API, this manufacturing process may need to be refined or changed following additional testing. We are continuing formulation development activities, which is uncertain in cost and outcome. The time and efforts required for us to fully establish manufacturing capabilities for IC-500, including developing a viable manufacturing process and a viable formulation, if any, may delay or impair our ability to develop IC-500 in accordance with our expected timelines.

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

Competitive considerations for GA or dry AMD:

•There are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Apellis Pharmaceuticals, Inc., or Apellis, Roche AG, Novartis AG and MorphoSys AG, Hemera Biosciences, Inc., Gemini Therapeutics, Inc., NGM Biopharmaceuticals Inc., Gyroscope Therapeutics, Achillion Pharmaceuticals, Inc., Annexon Inc. and Biogen Inc. each have complement inhibitors in development for GA or dry AMD, including, in the cases of Hemera Biosciences and Gyroscope Therapeutics, complement inhibitor gene therapies. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3. In July 2020, Apellis announced that it had completed patient enrollment in its Phase 3 program with a total of 1,259 patients, and it expects to announce top-line data from the trials in the third quarter of 2021. If Apellis's Phase 3 program for its C3 complement inhibitor product candidate is successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., EyePoint Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc., Roche AG and Stealth BioTherapeutics Corp. (working in collaboration with Alexion Pharmaceuticals, Inc.), are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system.

Competitive considerations for Stargardt disease:

•There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. We are aware that Acucela Inc., Applied Genetic Technologies Corporation, or AGTC, Alkeus Pharmaceuticals, Inc., Lin BioScience, Inc., Nightstar Therapeutics plc (prior to its acquisition by Biogen Inc.), ProQR Therapeutics N.V., Spark Therapeutics and Generation Bio Co. each have research or development programs in Stargardt disease. Three of these programs, Acucela, Alkeus and Lin BioScience, are exploring the use of oral therapeutics, while AGTC, Nightstar and Spark are each using a gene therapy approach and ProQR is using an RNA based approach. Acucela’s product candidate is in Phase 3 development while Alkeus’s product candidate is in Phase 2 development. Spark's program is in the research phase. In addition, several academic organizations have early stage programs in Stargardt disease.

Competitive considerations for RHO-adRP:

•We are aware that ProQR Therapeutics N.V. is developing an RNA-based therapeutic for RHO-adRP, for which it is currently conducting a Phase 1/2 clinical trial. Ocugen, Inc. is developing a gene therapy for RHO-adRP, for which the FDA granted orphan designation on July 27, 2020. We are also aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP. In addition, prior to its acquisition by Biogen Inc., Nightstar Therapeutics plc had a preclinical AAV gene therapy program in RHO-adRP. Sanofi is also exploring a potential research program in this disease.

Competitive considerations for BEST1-related IRDs:

•We are aware that, prior to its acquisition by Biogen Inc., Nightstar Therapeutics plc had a preclinical AAV gene therapy program for one or more BEST1-related IRDs.

Competitive considerations for LCA10:

•We are aware that Editas Medicine, Inc. (in partnership with Allergan plc) has a gene editing program for LCA10, for which a Phase 1/2 clinical trial is ongoing, ProQR Therapeutics N.V. is developing an RNA-based therapeutic for LCA10 that is currently in late-stage clinical development, Generation Bio Co. has a preclinical program that utilizes ceDNA technology to target LCA10 and Oxford Biomedica plc is developing a lentiviral gene therapy program for LCA10 that is in preclinical development. In addition, several academic institutions have preclinical programs in LCA10.

Competitive considerations for USH2A-related IRDs:

•There are a number of products in preclinical research and clinical development by third parties to treat USH2A-related IRDs. We are aware that ProQR Therapeutics N.V. is pursuing two RNA based approaches for different mutations causing Usher 2A, one of which is currently in Phase 1/2 clinical development and the other of which is in preclinical development. We are also aware that Editas Medicine, Inc. and Odylia Therapeutics are exploring potential programs in USH2A-related IRDs.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing any of our product candidates that we develop if and when any such product candidate is approved.

As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We currently do not have any sales, marketing or distribution infrastructure or dedicated personnel. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product candidate is approved, the territories in which the product candidate may be marketed and the commercial potential for such product candidate. We are developing Zimura and IC-500 for GA secondary to AMD, which is a condition affecting a relatively large number of individuals. In contrast, our gene therapy programs are currently being developed for orphan IRDs with a limited number of affected individuals. If any of our product candidates is approved, the size and nature of the affected patient population will be an important factor in our commercial strategy. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retinal specialists, or sub-specialists, such as retinal specialists with particular expertise in IRDs.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•the inability of sales personnel to obtain access to adequate numbers of physicians who may prescribe our products;

• the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

The degree of market acceptance of any product candidate that we are developing or we may develop, if approved for commercial sale, will depend on a number of factors, including:

•efficacy and potential advantages compared to alternative treatments, including the existing standard of care;

•any restrictions in the label on the use of our products in combination with other medications or with certain devices;

•any restrictions in the label on the use of our products to or by a subgroup of patients, including, for example, for Zimura, if approved, restrictions on use of our product to patients with GA secondary to dry AMD (as opposed to GA secondary to any or all forms of AMD) or to patients with specific GA lesion characteristics, such as non-foveal GA, or for our gene therapy product candidates, if approved, restrictions on use of our product if a patient previously received another gene therapy product;

•restrictions in the label imposing a waiting period in between intravitreal injections, in the case of Zimura being used for treatment of STGD1;

•our and any commercialization partner’s ability to offer our products at competitive prices;

•availability of governmental and third-party payor coverage and adequate reimbursement;

•increasing reimbursement pressures on treating physicians due to the formation of accountable care organizations and the shift away from traditional fee-for-service reimbursement models to reimbursement based on quality of care and patient outcomes;

•willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, particularly in light of the existing available standard of care or to the extent our product candidates require invasive procedures for administration, such as subretinal surgery;

•prevalence and severity of any side effects or perceived safety concerns, especially for new therapeutic treatments such as gene therapy; and

•whether competing products or other alternatives are more convenient or easier to administer, including alternatives that offer a less frequent dosing regimen than monthly intravitreal injections, in the case of Zimura, or a less invasive method of administration than subretinal injection, in the case of our gene therapy product candidates, come to market. For example, Apellis is testing its complement inhibitor product candidate for GA with both monthly and every other month dosing regimens, and may obtain a label with an every other month dosing regimen with similar efficacy as the monthly dosing regimen, while we expect that any label we may obtain for Zimura in GA will require monthly administrations. If so, physicians and patients may find Apellis's dosing regimen more acceptable than ours.

Our development program for Zimura in GA uses an anatomical primary endpoint, the mean rate of change in GA growth over 12 months. We believe that this efficacy assessment is most likely to demonstrate clinical relevance for an investigational product across a heterogeneous GA patient population and other potential assessments, such as comparisons of visual acuity, are not as clinically meaningful for patients with GA. However, to date there is no direct functional corollary to the anatomical measure that we are using as our primary endpoint. Although we evaluated visual acuity as a secondary endpoint in the GATHER1 trial, the trial was not designed to reliably assess differences in mean changes in visual acuity with statistical significance. Patients, physicians and payors may not recognize the value of, and we may not be able to obtain marketing or reimbursement approval for, Zimura without demonstrating a functional benefit to vision. To do so, we may need to conduct additional clinical trials, which may not ultimately demonstrate a functional benefit to vision.

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

In addition, the potential market opportunity for any product candidate is difficult to estimate precisely. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our expectations of the safety and effectiveness of the relevant product candidate, the expected patient population for our product candidates, our industry knowledge, the competitive landscape for the indications for which we are developing our product candidates and programs, market response to anti-VEGF agents currently approved for treatment of wet AMD and to Spark Therapeutics's Luxturna® and Novartis AG's Zolgensma® , third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions and any of these assumptions could prove to be inaccurate, and the actual market for such product candidates could be smaller than our estimates of our potential market opportunity.

There is a variety of factors that could contribute to the actual number of patients who receive an approved therapy being less than our estimates of the potential addressable market. With respect to our programs for orphan diseases, our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as GA and certain IRDs, likely will diminish the therapeutic benefit conferred by a new drug product due to irreversible cell death. For example, certain GA patients may have experienced the loss of certain portions of retinal tissue that disproportionately affected their functional vision, and these patients may not value a treatment that can only slow the growth of additional GA lesions without providing a treatment to their loss of functional vision. Certain patients’ immune systems and prior exposure to the virus used to deliver a gene therapy might inhibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting eligibility for treatment or limiting treatment outcomes. If the number of patients that may benefit from the treatments we are seeking to develop is lower than we expect, our business, financial condition, results of operations and prospects may be adversely affected.

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

We anticipate that prior to receiving certain gene therapies, including as part of a clinical trial, patients would be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. The ownership of and the lawfulness of using genetic data is an area of the law that is unclear and varies across jurisdictions. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been raised that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This dynamic could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure, as well as the use of genetic data. Any of these scenarios could decrease the pool of patients willing to participate in a clinical trial for a gene therapy and the demand for a gene therapy once it is approved.

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

We face an inherent risk of product liability exposure related to the testing of any product candidate that we develop in human clinical trials, and we and any future commercialization partner will face an even greater risk if we commercially sell any products that we develop or in-license. If we become subject to or otherwise cannot successfully defend ourselves against claims that our product candidates or our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for any product candidates or products that we may develop or in-license;

•withdrawal of clinical trial participants;

•injury to our reputation and significant negative media attention;

•significant costs to defend the related litigation;

•substantial monetary awards to trial participants or patients;

•loss of revenue;

•reduced time and attention of our management to pursue our business strategy; and

•the inability to commercialize any products that we may develop or in-license.

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

We have historically relied on, and purchased on a purchase order basis from, a single third-party manufacturer, Agilent, to provide Zimura drug substance. We do not currently have any contractual commitments for the supply of Zimura drug substance with Agilent and we may not be able to come to agreement with Agilent for scale-up and validation activities and long-term clinical or commercial supply. We have recently engaged a different manufacturer for additional supply of drug substance for Zimura. We have also historically relied on a single third-party manufacturer, Ajinomoto, for Zimura drug product. We have recently engaged a second fill/finish service provider for additional supply of Zimura drug product. We purchase the PEG starting material used to modify the chemically synthesized aptamer in Zimura on a purchase order basis from a single third-party supplier. We are in discussions with this supplier for a long-term supply agreement for the PEG starting material. The prices for manufacturing activities that are not yet contractually committed may vary substantially over time and adversely affect our financial results.

We have engaged a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. For IC-500, we have engaged a CDMO to conduct process development, scale-up and cGMP manufacture of the API for preclinical toxicology studies and clinical trials.

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

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers have limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes have affected how we work with our manufacturers and may result in delays to the progress of our manufacturing activities or affect their quality. For example, we have not been able to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-100 and IC-200, which may affect the quality of the materials produced during those activities. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, that are essential for the manufacture of our product candidates.

Our long-time third-party manufacturer for the API for Zimura and our CDMO for IC-100 and IC-200 are currently undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. Our third-party manufacturer for Zimura API informed us that as a result of competing demands from other customers, its ability to support our scale up and future manufacturing activities for Zimura is limited. As a result, we have engaged a different supplier that may become our primary or new sole supplier for Zimura API, and the timing, costs, progress, quality and outcome of our planned manufacturing activities for Zimura may be negatively affected. In addition, expansion experienced by other manufacturers and suppliers that we use, including any issues that they may experience while expanding, could negatively impact the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development plans.

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

In addition, we and our third party manufacturers source some of the raw and starting materials used in the manufacture of our product candidates from outside the United States. We source the PEG starting material from a supplier outside the United States. Our supplier relationships could be interrupted due to international supply disruptions, including those caused by geopolitical and other issues. For example, trade disputes, trade negotiations or the imposition of tariffs between the United States and its trading partners could cause delays or disruptions in our supply of starting materials for our product candidates. The COVID-19 pandemic and governmental measures in response caused a delay to the API process development activities at our manufacturer for IC-500 as a result of difficulty in procuring one of the critical starting materials used in the manufacture of IC-500 from China and may cause other delays or disruptions to our supply of starting materials.

Reliance on third-party manufacturers entails additional risks, including:

•our product candidates may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under cGMP conditions;

•reliance on the third party for regulatory compliance, quality assurance and quality control;

•the possible breach of the manufacturing agreement by the third party;

•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

We also rely upon our university collaborators to conduct some of our preclinical studies. In particular, Penn has the canine disease model for two of the diseases we are aiming to treat: RHO-adRP and BEST1-related retinal diseases. Our preclinical development plans for both IC-100 and IC-200 include conducting certain preclinical studies using the associated canine disease models. We have experienced some delays in the breeding of the canines for our IND-enabling studies for IC-200. If the canines that we are intending to use are not available to us for any reason, our development of IC-200 could potentially be delayed or otherwise adversely affected.

The COVID-19 pandemic has caused our university collaborators to limit the number of staff on site and the types of activities that may be conducted in their laboratories. Penn has restricted their researchers from being on site in their laboratories and closed a number of research centers that our researchers use for data analysis, which has limited their ability to analyze some of the data generated during our preclinical studies. As a result, our receipt of data and reports from some of those studies have been delayed. In addition, we may be required to curtail some of the analysis we had originally planned. The University of Florida, or UF, has also limited staff on site in their laboratories and vector production facilities, which has delayed our obtaining certain reagents and other materials used for our gene therapy programs. In addition, UMMS has suspended researcher access to their laboratories and the conduct of certain animal studies, which has delayed our timelines for our miniCEP290 and miniUSH2A sponsored research programs. Shortages and governmental restrictions arising from the COVID-19 pandemic may also disrupt the ability of our academic collaborators, clinical trial sites and other contract research organizations to procure items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials, including personal protective equipment for site staff, or animals that are used for preclinical studies. There is no guarantee that the COVID-19 pandemic will not further impact our supply chain, which could have a material impact on our research and development programs.

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

Over the past few years, there has been increasing oversight by the FDA and other regulatory authorities on data integrity, especially in the research and development of novel therapies such as gene therapies. We rely upon the practices of and systems in place at our third party collaborators in generating data to support our preclinical and clinical development programs and for quality control over this data. Their practices and systems vary in scope and effectiveness and we have a limited number of personnel to supervise, including to perform quality assurance of, those practices and systems. The COVID-19 pandemic has prevented us from performing audits on our vendors and clinical trial sites that we otherwise would have performed, which decreases the level of oversight we have over those vendors and clinical trial sites and increases the risk of non-compliance. Any failure of such practices or systems to comply with our stated protocols or regulatory requirements could adversely affect the quality of the data generated by these studies. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we would not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and would not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses. In addition, the development or commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. A number of countries require sponsors to perform a clinical trial in the local jurisdiction or with patients similar to the demographics of the local population as a condition to approving the drug. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we continue to explore potential collaboration opportunities for the further development and potential commercialization of Zimura.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials and other data we have generated for the product candidate, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. For our gene therapy programs, we are party to in-license agreements that limit who we can collaborate with or require the approval of our licensor for us to enter into a collaboration, and any future license agreements that we may enter into may have similar restrictions. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among pharmaceutical and biotechnology companies over the past few years that have resulted in a reduced number of potential future collaborators and this trend is likely to continue.

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

Collaborations involving our product candidates could pose numerous risks to us, including the following:

•collaborators, including marketing and distribution collaborators, have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

•collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, changes in product candidate priorities or available funding or changes in priorities as a result of a merger, acquisition or other corporate restructuring or transaction;

•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•we could grant exclusive rights to our collaborators, which would prevent us from collaborating with others;

•disagreements or disputes with collaborators, including disagreements or disputes over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products or product candidates, might lead to additional responsibilities for us with respect to product candidates or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and be expensive;

•collaborators with marketing and distribution rights to one or more of our products may not commit sufficient resources to the marketing and distribution of such product or products;

•collaborators may not properly maintain or defend our intellectual property rights, may infringe the intellectual property rights of third parties, may misappropriate our trade secrets or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation and potential liability;

•laws or practices in certain foreign jurisdictions may require that as a condition of working with a collaborator in such jurisdiction, we agree to certain foreign ownership restrictions, use certain local services or providers, share or license certain of our proprietary information or technology or other conditions that are not attractive to us; and

•collaborations may be terminated for the convenience of the collaborator, our breach of the terms of the collaboration or other reasons and, if terminated, we may need to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to Zimura, IC-100, IC-200, our miniCEP290 program, and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition. In the case of our limited diligence obligation under the Inception 4 Merger Agreement, a potential breach of our obligation to use commercially reasonable efforts to develop an HtrA1 inhibitor could lead to a lawsuit with the former equityholders of Inception 4 and result in potential liability to us of up to $5.0 million.

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

We currently rely and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. We expect the clinical development of Zimura to continue for at least the next several years. If so, the patents covering Zimura may expire before the date by which we or a potential commercial partner would be able to commercialize Zimura in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch Zimura prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. Although the patent rights under existing patent applications for IC-100, IC-200, IC-500 and our miniCEP290 program are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.

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

In the ordinary course of business, we and our third-party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential information relating to our business and that of our clinical trial participants, business collaborators and employees. In particular, we rely on contract research organizations and other third parties to store and manage data generated from our preclinical research and development activities and from our clinical trials. The secure maintenance of this sensitive information is critical to our business and reputation.

We have implemented a number of measures to protect our information technology systems. These measures include, among others, creation of a cyber-security governance team and standard operating procedures for responding to any cyber-security incidents, mandatory routine cyber-security training, including social engineering training, for our employees and consultants with access to our information technology systems and engagement of a third-party vendor to regularly assess our informational technology systems and potential vulnerabilities.

Despite the implementation of security measures, our internal computer systems and those of our third-party contractors are vulnerable to compromise, damage, loss or exfiltration from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks, phishing scams and other attempts to gain unauthorized access to systems and information, including through social engineering. The number and complexity of these threats continue to increase over time. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our third-party contractors. In particular, there have been increasing number of cyber threats and attempts by foreign hackers targeted towards U.S. pharmaceutical and biotechnology companies.

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

A data security breach could also lead to unauthorized exposure of personal information of our clinical trial participants, our employees or others. Cyber-attacks and the measures we implement to prevent, detect, and respond to them could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, expose us to contractual damages and/or regulatory liability, require us to make certain breach notifications, divert the attention of our management and key information technology resources, harm our reputation and deter patients, clinical investigators or other business collaborators from participating in our clinical trials or otherwise working with us. Any loss of preclinical data or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product development and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data in line with our expectations, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, and those frameworks may not be consistent. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, conducting data protection impact assessments before starting certain processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party data processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR also provides certain discretion to individual European member states, and many of them have enacted local legislation implementing the GDPR that differ from one another. The GDPR compliance framework is evolving as data protection authorities enforce applicable requirements and as European courts interpret the GDPR. We are aware that many other countries have enacted or are considering legislation similar to the GDPR.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels with the authority to review our privacy and data security practices based on general consumer protection laws. The Federal Trade Commission and state Attorneys General have been increasingly active in reviewing companies' privacy and data security practices in relation to consumer information. New legislation and regulations are also being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, although the CCPA exempts certain information collected as part of a clinical trial that is subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). The New York SHIELD Act, which became fully effective in March 2020, imposes certain data security and data breach notification requirements on organizations that collect personal information of New York residents. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. We also may be subject to consumer class action litigation related to alleged noncompliance with these laws. Even if we are not determined to have violated these laws, responding to government investigations and/or consumer litigation in these areas typically requires the expenditure of significant resources and has the potential to generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, has resulted in certain changes to our business practices, such as additional consideration given to the GDPR and other relevant data protection laws in setting up clinical trial agreements and informed consent forms for our GATHER2 trial, and may require further changes to our business practices. Any non-compliance by us or our employees, consultants or contractors with the GDPR or other data protection laws could lead to setbacks in the development or approval of our product candidates, government enforcement actions, private litigation, significant fines and penalties, or reputational harm and could have a material adverse effect on our business, financial condition or results of operations.

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

Marketing approval of novel product candidates such as Zimura and our gene therapy product candidates manufactured using novel manufacturing processes can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to regulatory agencies’ lack of experience with them. We believe that the FDA has only granted marketing approval for one aptamer product and two gene replacement products to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional non-clinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.

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

We currently do not have orphan drug designations or orphan drug exclusivity for any product candidate. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same or similar drug and treat the same indications as our product candidates, we may not be able to have our product candidates approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union and that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission during that marketing exclusivity period from approving another marketing application for a product that constitutes the same or similar drug treating the same indication, except in limited circumstances. If another sponsor receives such approval before we do, regardless of our orphan drug designation, we may be precluded from receiving marketing approval for our product candidate during the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. In the European Union, the exclusivity period can be extended by two years following the completion of an agreed pediatric investigation plan. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked, or a competing sponsor may be allowed on the market, if any regulatory agency determines that the request for designation was materially defective or if the sponsor having orphan drug exclusivity is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because a competing sponsor's drug could nevertheless be approved for the same condition if certain requirements are met. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the later drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of the orphan medicinal product.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•restrictions on such products, manufacturers or manufacturing processes;

•restrictions on the labeling or marketing of a product;

•restrictions on distribution or use of a product;

•requirements to conduct post-marketing studies or clinical trials;

•warning letters or untitled letters;

•refusal to approve pending applications or supplements to approved applications that we submit;

•recall of products;

•damage to relationships with any potential collaborators;

•unfavorable press coverage and damage to our reputation;

•fines, restitution or disgorgement of profits or revenues;

•suspension or withdrawal of marketing approvals;

•refusal to permit the import or export of our products;

•product seizure;

•injunctions or the imposition of civil or criminal penalties; and

•litigation involving patients using our products.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us and our commercialization partners to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we and our commercialization partners market, sell and distribute any products for which we or they obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,181 and a maximum of $22,363 per false claim;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, medical devices and biological products covered by federal healthcare benefit programs to report payments and other transfers of value to physicians and teaching hospitals; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by governmental and non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws, such as the GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from HIPAA and each other in significant ways, thus complicating compliance efforts.

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

In March 2010, President Barack H. Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70%, point-of-sale discounts off negotiated prices;

•extension of manufacturers’ Medicaid rebate liability;

•expansion of eligibility criteria for Medicaid programs;

•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•new requirements to report certain financial arrangements with physicians and teaching hospitals;

•a new requirement to annually report product samples that manufacturers and distributors provide to physicians; and

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act,

or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

In addition, in December 2018, a U.S. District Court in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. In December 2019, the U.S. Circuit Court of Appeals for the Fifth Circuit affirmed the lower court's ruling that the individual mandate portion of the ACA is unconstitutional and remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. In March 2020, the U.S. Supreme Court agreed to review this decision during its next term. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Litigation and legislation over the ACA are likely to continue, and there is additional uncertainty posed by the upcoming federal elections in November 2020 and other factors, with unpredictable and uncertain results.

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

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. In May 2018, the Trump Administration announced a plan that would include several initiatives designed to lower drug prices and additional similar proposals from HHS and CMS have followed. In September 2019, members of both houses of Congress unveiled separate bills aimed at controlling drug pricing and in

December 2019, the House of Representatives passed its bill. At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing and to increase the transparency of drug pricing. Additionally, third party payors, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect additional measures addressing pharmaceutical pricing to be proposed and may be adopted in the future, which could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. For example, in December 2019, the Trump Administration published proposed rules that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). On July 24, 2020, the Trump Administration announced that it had signed four executive orders on various policies to reduce drug prices. Finally, the Trump Administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. We expect drug pricing will continue to be a political issue in the upcoming 2020 federal elections and beyond.

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

Risks Related to Employee Matters and Managing Our Operations

We are a development-stage company with a limited number of employees to oversee our research and development programs and general and administrative functions. We may experience difficulties in recruiting necessary personnel and in retaining key employees and consultants.

We are a development-stage company with a total of 47 full-time employees as of August 1, 2020. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, outsourced manufacturing and supply chain management, analytical development and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

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

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, including, in particular, personnel with gene therapy experience. As we conduct our GATHER2 trial, continue our OPH2005 trial and prepare for the future development and potential commercialization of Zimura, we have been and expect we will need to continue hiring additional clinical operations, quality assurance, manufacturing, medical, regulatory and other personnel from this limited pool. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. The COVID-19 pandemic has made interviewing and hiring qualified candidates more difficult.

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

As a result of the COVID-19 pandemic, our entire company has been working remotely since March 2020 and we expect to continue working remotely for the foreseeable future. Our ability to continue to work remotely and when the conditions are appropriate, transition effectively to working in our offices, may affect our operations and the success of our company going forward.

In the middle of March 2020, we instituted a company-wide working from home policy, which has remained in effect. Our working from home policy may negatively impact productivity or disrupt our business, the magnitude of which will depend, in part, on the length of this remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We expect to work from home for the foreseeable future and will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention, the New York State Department of Health and the New Jersey Department of Health, in deciding if and when to transition back to working in our offices. We expect the transition, if any, to occur in stages. If and when we transition back to working at company sites, there may be an increased risk to our employees and contractors, including as a result of a second or subsequent wave of the COVID-19 pandemic. If any of them contracts COVID-19 as a result of or while conducting services for us, we may be subject to workers compensation or other claims. Because of our small size and the importance of our employees and contractors to the success of our company, their exposure to the COVID-19 pandemic may adversely affect our ability to carry on our operations.

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

Provisions in our certificate of incorporation and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•provide for a classified board of directors such that only one of three classes of directors is elected each year;

•allow the authorized number of our directors to be changed only by resolution of our board of directors;

•limit the manner in which stockholders can remove directors from our board of directors;

•provide for advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•limit who may call stockholder meetings;

•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or by-laws.

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

Our stock price may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•results of research, preclinical development activities and clinical trials for our product candidates and the timing of the receipt of such results;

•the success of products or technologies that compete with our product candidates, including results of clinical trials of product candidates of our competitors;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•the level of expenses related to any of our product candidates or development programs;

•variations in our financial results or those of companies that are perceived to be similar to us;

•the recruitment or departure of key personnel;

•the results of our efforts to in-license or acquire the rights to other product candidates and technologies for the treatment of retinal diseases;

•developments or disputes concerning patent applications, issued patents or other proprietary rights;

•relevant scientific and medical developments;

•changes in the structure of healthcare payment systems;

•market conditions in the pharmaceutical and biotechnology sectors;

•general economic, industry and market conditions, such as those caused by the COVID-19 pandemic;

•political, social, regulatory or legal developments in the United States and other countries; and

•the other factors described in this “Risk Factors” section.

In addition, the COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. For example, we and certain of our current and former executive officers have been named as defendants in a purported class action lawsuit and a related shareholder derivative action following our announcement in December 2016 of the initial, top-line results from the first two of our Phase 3 Fovista trials for the treatment of wet AMD. See “Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, we issued 8,649,453 shares of our common stock to funds affiliated with Vivo Capital, LLC and Samsara BioCapital, LP in a private placement in June 2020. We have agreed to use commercially reasonable efforts to file a registration statement on Form S-3 with the Securities and Exchange Commission for the purposes of registering for resale these shares and to have such registration statement be declared effective by the Securities and Exchange Commission as set forth in the stock purchase agreement executed in connection with the private placement, following which such shares could be freely sold and traded. If the holders of these shares sell, or the market perceives that these holders will sell, the shares currently held by them, the price of our common stock may decline.

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

In addition, the pre-funded warrants that we issued in connection with our December 2019 and June 2020 public offerings are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
In April and May 2020, of the stock options we granted to new employees pursuant to our 2019 Inducement Stock Incentive Plan, options to purchase an aggregate of 68,750 shares of our common stock were not registered under the Securities Act of 1933, as amended, at the time of grant. These options, and the shares issuable upon exercise, have since been registered pursuant to a Form S-8 that we filed with the Securities and Exchange Commission on May 7, 2020.

In June 2020, we completed a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, in which we sold 8,649,453 shares of our common stock to affiliates of Vivo Capital, LLC and Samsara BioCapital, L.P. at a price of $4.10 per share. The gross proceeds from the private placement were approximately $35.5 million, before deducting placement agent fees of approximately $2.1 million.

Except as set forth above, we did not sell any unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.
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

10.1	Offer Letter between the Registrant and Pravin U. Dugel, dated March 11, 2020
10.2	Severance Agreement between the Registrant and Pravin U. Dugel, dated March 11, 2020
10.3
Letter agreement between One Penn Plaza LLC and Registrant, dated April 6, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020)

10.4
Amendment No. 1 to Exclusive License Agreement with Know-How, by and among Trustees of the University of Pennsylvania, University of Florida Research Foundation, Incorporated and Registrant, dated May 1, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020)

10.5
Stock Purchase Agreement, dated June 17, 2020, between the Registrant and Certain Purchasers Named Therein (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2020)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders' Equity (unaudited) for the three and six month periods ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2020 and 2019 and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: August 6, 2020	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)