Form 10-Q
period 2020-09-30
IVERIC bio, Inc.
filed 2020-11-03
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of November 2, 2020 there were 89,567,544 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the potential benefits of our business plan and strategy to develop our therapeutic and gene therapy product candidates and pursue our collaborative gene therapy sponsored research programs;
•the actual and expected effects of the COVID-19 pandemic and related response measures on our business and operations, including the timing, costs, conduct and outcome of our research and development programs, and financial position;
•our expectations regarding the impact of results from GATHER1, our completed Phase 3 clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to age-related macular degeneration on our business strategy, including our plans to pursue further development of Zimura and/or seek potential collaboration or outlicensing opportunities;
•the timing, costs, conduct and outcome of GATHER2, our ongoing Phase 3 clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to age-related macular degeneration, and expectations regarding the potential for Zimura to receive regulatory approval for the treatment of geographic atrophy secondary to age-related macular degeneration based on the clinical trial results we have received to date and future results from the GATHER2 clinical trial and any other trials we or a potential collaborator may conduct;
•the timing, costs, conduct and outcome of OPH2005, our ongoing clinical trial evaluating Zimura for the treatment of autosomal recessive Stargardt disease, including expectations regarding the recruitment of additional patients for this trial;
•our ability to establish and maintain arrangements and capabilities for the manufacture of our therapeutics and gene therapy product candidates, including scale up and validation of the manufacturing process for Zimura drug substance and securing the supply of Zimura drug product and the polyethylene glycol starting material for our expected needs;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$122,819	$125,699
Available for sale securities	108,303	—
Prepaid expenses and other current assets	1,513	2,043
Income tax receivable	1,764	882
Total current assets	234,399	128,624
Property and equipment, net	62	173
Right-of-use asset, net	134	496
Income tax receivable, non-current	—	882
Other assets	—	12
Total assets	$234,595	$130,187
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$12,867	$6,860
Accounts payable and accrued expenses	7,012	5,629
Lease liability	54	495
Total current liabilities	19,933	12,984
Lease liability, non-current	76	—
Total liabilities	20,009	12,984
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock—$0.001 par value, 200,000,000 shares authorized, 89,554,044 and 49,627,064 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	90	50
Additional paid-in capital	754,136	597,679
Accumulated deficit	(539,641)	(480,526)
Accumulated other comprehensive income	1	—
Total stockholders' equity	214,586	117,203
Total liabilities and stockholders' equity	$234,595	$130,187

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$18,841	$10,383	$45,311	$28,077
General and administrative	6,643	4,674	17,930	15,353
Total operating expenses	25,484	15,057	63,241	43,430
Loss from operations	(25,484)	(15,057)	(63,241)	(43,430)
Interest income	33	495	437	1,782
Other income (expense)	1	—	(6)	151
Loss before income tax benefit	(25,450)	(14,562)	(62,810)	(41,497)
Income tax benefit	—	(125)	(3,695)	(116)
Net loss	$(25,450)	$(14,437)	$(59,115)	$(41,381)
Comprehensive loss	$(25,449)	$(14,437)	$(59,114)	$(41,381)
Net loss per common share:
Basic and diluted	$(0.27)	$(0.35)	$(0.87)	$(1.00)
Weighted average common shares outstanding:
Basic and diluted	92,675	41,552	67,931	41,486

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$—	$117,203
Issuance of common stock under employee stock compensation plans	—	—	105	—	179	—	—	179
Share-based compensation	—	—	—	—	2,324	—	—	2,324
Net loss	—	—	—	—	—	(15,076)	—	(15,076)
Balance at March 31, 2020	—	$—	49,732	$50	$600,182	$(495,602)	$—	$104,630
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs	—	—	28,503	28	116,855	—	—	116,883
Issuance of common stock in connection with private offering, net of issuance costs.	—	—	8,649	9	33,228	—	—	33,237
Issuance of common stock under the exercise of pre-funded warrants	—	—	2,500	2	(2)	—	—	—
Issuance of common stock under employee stock compensation plans	—	—	105	—	7	—	—	7
Share-based compensation	—	—	—	—	1,873	—	—	1,873
Net loss	—	—	—	—	—	(18,589)	—	(18,589)
Balance at June 30, 2020	—	$—	89,489	$89	$752,143	$(514,191)	$—	$238,041
Issuance of common stock under employee stock compensation plans	—	—	65	1	146	—	—	147
Share-based compensation	—	—	—	—	1,847	—	—	1,847
Net loss	—	—	—	—	—	(25,450)	—	(25,450)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	1	1
Balance at September 30, 2020	—	$—	89,554	$90	$754,136	$(539,641)	$1	$214,586

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	41,397	$41	$545,585	$(421,667)	$—	$123,959
Issuance of common stock under employee stock compensation plans	—	—	56	—	41	—	—	41
Share-based compensation	—	—	—	—	2,470	—	—	2,470
Net loss	—	—	—	—	—	(12,501)	—	(12,501)
Balance at March 31, 2019	—	$—	41,453	$41	$548,096	$(434,168)	$—	$113,969
Issuance of common stock under employee stock compensation plans	—	—	24	—	—	—	—	—
Share-based compensation	—	—	—	—	2,207	—	—	2,207
Net loss	—	—	—	—	—	(14,443)	—	(14,443)
Balance at Balance at June 30, 2019	—	$—	41,477	$41	$550,303	$(448,611)	$—	$101,733
Issuance of common stock under employee stock compensation plans	—	—	50	1	39	—	—	40
Share-based compensation	—	—	—	—	2,126	—	—	2,126
Issuance of common stock	—	—	75	—	—	—	—	—
Net loss	—	—	—	—	—	(14,437)	—	(14,437)
Balance at September 30, 2019	—	$—	41,602	$42	$552,468	$(463,048)	$—	$89,462

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(59,115)	$(41,381)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	108	123
Amortization of premium and discounts on investment securities	115	—
Gain on sale of property and equipment	—	(150)
Deferred income taxes	—	—
Share-based compensation	6,044	6,803
Changes in operating assets and liabilities:
Income tax receivable	—	1,635
Prepaid expense and other assets	542	979
Accrued interest receivable	(112)	—
Accrued research and development expenses	6,007	(2,387)
Accounts payable and accrued expenses	1,383	(2,203)
Net cash used in operating activities	(45,028)	(36,581)
Investing Activities
Purchase of marketable securities	(108,305)	—
Proceeds from sale of assets	—	150
Net cash (used in) provided by investing activities	(108,305)	150
Financing Activities
Proceeds from employee stock plan purchases	333	81
Proceeds from follow-on public offering, net	116,883	—
Proceeds from private-placement, net	33,237	—
Net cash provided by financing activities	150,453	81
Net change in cash and cash equivalents	(2,880)	(36,350)
Cash and cash equivalents
Beginning of period	125,699	131,201
End of period	$122,819	$94,851
Supplemental disclosure of cash paid
Income tax refunds received	$3,327	$1,765

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
    The Company's therapeutics portfolio consists of its clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor, and its preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein ("HtrA1") inhibitor. The Company is currently targeting the following diseases with Zimura:
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
    The Company's gene therapy portfolio consists of two product candidates in preclinical development (IC-100 and IC-200) and several ongoing collaborative sponsored research programs, each of which uses adeno-associated virus ("AAV") for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:
•rhodopsin-mediated autosomal dominant retinitis pigmentosa ("RHO-adRP") which is characterized by progressive and severe bilateral loss of vision leading to blindness;
•IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy ("Best disease"), which is generally characterized by bilateral egg yolk-like lesions in the macula, which, over time, progress to atrophy and loss of vision;
•Leber congenital amaurosis type 10 ("LCA10") which is characterized by severe bilateral loss of vision at or soon after birth;
•autosomal recessive Stargardt disease; and
•IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa.
The Company is developing IC-100 for RHO-adRP and IC-200 for BEST1-related IRDs.
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
Basis of Presentation and Consolidation
In the opinion of management, the Company’s condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Annual Report.
The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
Segment and geographic information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company's Consolidated Balance Sheets and the amount of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, accounting for research and development costs, accounting for share-based compensation and accounting for income taxes. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.
Available for Sale Securities
The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Available for sale securities with original maturities of greater than one year are recorded as non-current assets. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within other comprehensive income.
On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
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

Concentration of Credit Risk
The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents and available for sale securities. The Company maintains its cash in bank accounts, the balances of which generally exceed federally insured limits. The Company maintains its cash equivalents in investments in money market funds and, at times, in U.S. Treasury securities and investment-grade corporate debt securities with original maturities of 90 days or less.
The Company’s available for sale securities are also invested in U.S. Treasury securities, investment-grade corporate debt securities and asset-backed securities. The Company has not recognized any losses from credit risks on such investments during any of the periods presented. The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available for sale securities.
Concentration of Suppliers
The Company has historically relied on a single third-party manufacturer to provide the drug substance for Zimura on a purchase order basis. The Company also has historically relied on a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. The Company has engaged one additional third-party manufacturer to provide drug substance for Zimura and one additional third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the proprietary polyethylene glycol starting material ("PEG starting material") used to manufacture Zimura. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura.  The Company currently relies exclusively upon a single third-party contract manufacturer for IC-100 and IC-200 and also relies on sole-source suppliers for certain starting materials used in the manufacture of such product candidates. The Company currently relies upon a single third-party contract manufacturer to conduct process development, scale-up and cGMP manufacture of IC-500 for preclinical toxicology studies and clinical trials. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties, insolvency or the COVID-19 pandemic, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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
Pursuant to ASC 842, Leases, the Company records an operating lease right-of-use asset and an operating lease liability on its Consolidated Balance Sheet. Right-of-use lease assets represent the Company's right to use the underlying asset for the lease term and the lease obligation represents the Company's commitment to make the lease payments arising from the lease. Right-

of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit discount rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all office lease agreements the Company combines lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheet.
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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected common stock price volatility	117%	89%	117%	88%
Risk-free interest rate	0.22%-0.26%	1.38%-1.84%	0.22%-1.34%	1.38%-2.54%
Expected term of options (years)	4.8	6.1	4.6	5.7
Expected dividend yield	—	—	—	—
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2016-13 Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument (“CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probability threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard effective January 1, 2020 with no material impact to its financial statements.
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

4. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of September 30, 2020, the Company had 3,164,280 pre-funded warrants outstanding, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(25,450)	$(14,437)	$(59,115)	$(41,381)
Weighted average common shares outstanding - basic and dilutive	92,675	41,552	67,931	41,486
Net loss per share of common stock - basic and diluted	$(0.27)	$(0.35)	$(0.87)	$(1.00)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options outstanding	7,426	5,468	7,426	5,468
Restricted stock units	1,727	695	1,727	695
Total	9,153	6,163	9,153	6,163

5. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of approximately $122.8 million and $125.7 million, respectively. Cash and cash equivalents included cash of $3.7 million at September 30, 2020 and $3.2 million at December 31, 2019. Cash and cash equivalents at September 30, 2020 and December 31, 2019 included $119.1 million and $122.5 million, respectively, of investments in money market funds and certain investment-grade corporate debt securities with original maturities of 90 days or less.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. As of September 30, 2020, the Company held available for sale securities of $108.3 million, all of which have maturities of less than one year. The Company held no available for sale securities at December 31, 2019, respectively.
The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. The Company has determined that there were no credit losses in fair value of its investments as of September 30, 2020.
The Company classifies these securities as available for sale. However, the Company does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.
The Company believes that its existing cash, cash equivalents and available for sale securities as of September 30, 2020 will be sufficient to fund its currently planned capital expenditure requirements and operating expenses for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. This estimate is based on the Company’s current business plan, which includes the continuation of its clinical development programs for Zimura, the progression of its IC-100 and IC-200 programs into the clinic, and the advancement of its IC-500 development program. This estimate assumes that the Company will enroll approximately 400 patients in the GATHER2 trial. This estimate does not reflect any additional expenditures resulting from the potential in licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs or any associated development the Company may pursue. The Company has based this estimate on assumptions that may prove to be wrong and the Company could use its available capital resources sooner than it currently expects.
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	45,220	1	—	45,221
Corporate debt securities	52,862	2	(5)	52,859
Asset-backed securities	10,220	3	—	10,223
Total	108,302	6	(5)	108,303
The Company’s available for sale securities are reported at fair value on the Company’s Balance Sheets. Unrealized gains (losses) are reported within other comprehensive income in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in other comprehensive income associated with the unrealized gain on available for sale securities during the three and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three months ended September 30,		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Beginning balance	$—	$—	$—	$—
Current period changes in fair value before reclassifications, net of tax	1	—	1	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—
Total other comprehensive income	1	—	1	—
Ending balance	$1	$—	$1	$—

6. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the "2013 Plan"), annual increases have resulted in the addition of an aggregate of approximately 10,539,000 additional shares to the 2013 Plan, including for 2020, an increase of approximately 1,985,000 shares, or approximately 4% of the total number of shares of the Company's common stock outstanding as of January 1, 2020. As of September 30, 2020, the Company had approximately 2,666,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan. As of September 30, 2020, the Company had approximately 610,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$1,089	$1,447	$3,556	$4,557
Restricted stock units	723	667	2,411	2,197
Employee stock purchase plan	35	12	77	49
Total	$1,847	$2,126	$6,044	$6,803

The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$882	$942	$2,986	$3,101
General and administrative	965	1,184	3,058	3,702
Total	$1,847	$2,126	$6,044	$6,803
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of September 30, 2020 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2019	6,780	$10.89
Granted	990	$4.02
Exercised	(73)	$2.55
Forfeited	(264)	$16.21
Expired	(7)	$1.59
Outstanding, September 30, 2020	7,426	$9.88
Vested and exercisable, September 30, 2020	3,968	$15.33
Vested and expected to vest, September 30, 2020	7,114	$10.15
As of September 30, 2020, there were approximately $7.2 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 2.7 years.
RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of September 30, 2020 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2019	1,481	$7.79
Awarded	470	$3.77
Vested	(126)	$19.78
Forfeited	(98)	$6.74
Outstanding, September 30, 2020	1,727	$5.88
Outstanding, Expected to vest	1,515	$3.90
As of September 30, 2020, there were approximately $4.2 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 2.6 years.
ESPP
As of September 30, 2020, there were 805,361 shares available for future purchases under the ESPP. There were 32,821 and 38,944 shares issued under the ESPP during the three months ended September 30, 2020 and 2019. There were 76,402 and 70,466 shares of common stock issued under the ESPP during the nine months ended September 30, 2020 and 2019. Cash proceeds from ESPP purchases were $147 thousand and $81 thousand during the nine months ended September 30, 2020 and 2019, respectively.

7. Income Taxes
For the three months ended September 30, 2020, the Company recorded no income tax benefit. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $3.7 million to reflect a settlement of a local tax audit and the associated decrease in the Company's related uncertain tax position, including interest and penalties. For the three and nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.1 million primarily to reflect a settlement of a local tax audit.
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$119,079	$—	$—
Investments in U.S. Treasury securities	$45,221	$—	$—
Investments in corporate debt securities	$—	$52,859	$—
Investments in asset-backed securities	$—	$10,223	$—
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
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2020.

9. Commitments and Contingencies
Zimura - Archemix Corp.
The Company is party to an agreement with Archemix Corp. ("Archemix") under which the Company in-licensed rights in certain patents, patent applications and other intellectual property related to Zimura and pursuant to which the Company may be required to pay sublicense fees and make milestone payments (the "C5 License Agreement"). The Company recorded as an expense a $6.0 million milestone payment due to Archemix in its Consolidated Statement of Operations for the three and nine months ended September 30, 2020. The Company subsequently paid this milestone to Archemix in October 2020. In addition, under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if the Company achieves specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, the Company is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if the Company achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
IC-100 - University of Florida and the University of Pennsylvania
    Under its exclusive license agreement with the University of Florida Research Foundation, Incorporated ("UFRF") and the University of Pennsylvania ("Penn") for rights to IC-100, the Company is obligated to make payments to UFRF, for the benefit of Penn and UFRF (together, the "Licensors"), of up to an aggregate of $23.5 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to a licensed product and up to an aggregate of an additional $70.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a low single-digit percentage of net sales of licensed products. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a double-digit percentage of specified non-royalty payments the Company may receive from any third-party sublicensee of the licensed patent rights. Further, if the Company receives a rare pediatric disease priority review voucher from the United States Food and Drug Administration ("FDA") in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate, the Company will be obligated to pay UFRF, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UFRF, for the benefit of the Licensors, a low double-digit percentage of any consideration received from such third party in connection with such sale.
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
IC-500 - Former Equityholders of Inception 4
    Under the agreement and plan of merger between the Company and Inception 4, Inc. ("Inception 4"), pursuant to which the Company acquired Inception 4 and its HtrA1 inhibitor program (the "Inception 4 Merger Agreement"), the Company is obligated to make payments to the former equityholders of Inception 4 of up to an aggregate of $105 million, subject to the terms and conditions of the Inception 4 Merger Agreement, if the Company achieves certain specified clinical and regulatory milestones with respect to IC-500 or any other product candidate from its HtrA1 inhibitor program, with $45 million of such potential payments relating to GA and $60 million of such potential payments relating to wet AMD. Under the Inception 4 Merger Agreement, the Company does not owe any commercial milestones or royalties based on net sales. The future milestone payments will be payable in the form of shares of the Company's common stock, calculated based on the price of its common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued in connection with the acquisition, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of the Company's common stock as of the close of business on the business day prior to the closing date of the Inception 4 acquisition, and will be payable in cash thereafter. The Inception 4 Merger Agreement also includes customary indemnification obligations to the former equityholders of Inception 4, including for breaches of the representations and warranties, covenants and agreements of the Company and its subsidiaries (other than Inception 4) in the Inception 4 Merger Agreement.
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. On August 11, 2020, the defendants filed a notice of non-opposition to lead plaintiff's motion for class certification. This case is currently in the discovery phase.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's board of directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied the Company's motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the special litigation committee conducts its investigation.  On May 5, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. On October 30, 2020, the parties submitted a joint stipulation requesting that the court extend the stay through January 30, 2021.
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
    Our therapeutics portfolio consists of our clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor, and our preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitor. We are currently targeting the following diseases with Zimura:
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
    Our gene therapy portfolio consists of two product candidates in preclinical development (IC-100 and IC-200) and several ongoing collaborative sponsored research programs, each of which uses adeno-associated virus, or AAV, for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:
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
We are developing IC-100 for RHO-adRP and IC-200 for BEST1-related IRDs.

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
Therapeutic Development Programs
    Zimura
    Zimura, our complement C5 inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity. In April 2020, we received fast track designation from the U.S. Food and Drug Administration, or FDA, for Zimura for the treatment of GA secondary to dry AMD. The following are brief descriptions of the status of the GATHER1 trial and our ongoing clinical trials for Zimura and our manufacturing activities for Zimura.
GATHER1 (GA secondary to AMD - Completed)
GATHER1 is an international, randomized, double masked, sham controlled, multi-center Phase 3 clinical trial assessing the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We enrolled 286 patients in this trial across multiple treatment groups, including various Zimura doses and sham control groups, and patients were followed for 18 months. In October 2019, we announced positive 12-month data from this trial and in June 2020, we completed this trial and announced 18-month data from this trial, which supported the 12-month data. We believe that the GATHER1 trial qualifies as the first of two Phase 3 trials typically required by the FDA for marketing approval of a pharmaceutical product.
GATHER2 (GA secondary to AMD - Ongoing)

GATHER2 is an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial assessing the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We are continuing to recruit and enroll patients; meanwhile, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. We are also adding more countries and sites to this trial due to the ongoing and variable nature of the COVID-19 pandemic and its potential impact on patient recruitment and retention.

In this trial, we plan to enroll approximately 400 patients, who will be randomized to receive either monthly administration of Zimura 2 mg or sham during the first 12 months of the trial, at which time the primary efficacy analysis of the mean rate of change of GA growth over 12 months using square root transformation, which is the same as the primary efficacy endpoint we used for the GATHER1 trial, will be performed. If the 12 month results are positive, we plan to file an application with the FDA and the European Medicines Agency, or the EMA, for marketing approval of Zimura for GA. At month 12, we plan to re-randomize patients in the Zimura 2 mg arm to receive either monthly or every other month administration of Zimura 2 mg. The final evaluation will take place at month 24. We recently amended the protocol for this trial to provide that if an investigator suspects that a patient has choroidal neovascularization, or CNV, or if a patient experiences a decrease in visual acuity, as measured by a loss of more than five Early Treatment Diabetic Retinopathy Study, or ETDRS, letters, between a visit and the immediately prior visit, the independent masked reading center will confirm whether the patient has CNV using multi-modal imaging. In the event a CNV case is confirmed, the investigator will treat the CNV with one of two anti-VEGF agents, Lucentis® (ranibizumab) or Eylea® (aflibercept), in accordance with the label for that anti-VEGF agent.

OPH2005 (STGD1 - Ongoing)

OPH2005 is an international, randomized, double masked, sham controlled, multi-center clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1. OPH2005, similar to GATHER1, was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed. If the results are positive and statistically significant, we believe this trial could potentially serve as a clinical trial that can support an application for marketing approval. We initially enrolled 95 patients in the OPH2005 trial. As of September 1, 2020, all of these initially enrolled patients had completed their scheduled visits.

In July 2020, we reopened enrollment in this trial in the United States. We plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. Similar to GATHER2, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. Newly enrolled patients will be randomized on a 1:1 basis to be treated with either Zimura 4 mg or sham for 18 months. We have been and plan to remain masked to the treatment condition of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial.

    Zimura Manufacturing
We have initiated activities for the scale-up and validation of the manufacturing process for the drug substance for Zimura. We have been continuing discussions with our existing manufacturer, Agilent Technologies, Inc., or Agilent, for scale-up and validation and other activities in preparation for potential commercialization. We have also engaged a second manufacturer, with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for future potential commercial use. Depending on these discussions with Agilent and the success of any scale-up activities by Agilent and the second manufacturer, we may use either Agilent, this second manufacturer or both for future supply of Zimura drug substance. In addition, regardless of which manufacturer we use, we will need to demonstrate that the drug substance produced through the scaled-up process is analytically comparable to the Zimura we are currently using. We are continuing analytical method development and validation work with our contract manufacturers and laboratories.
We are also exploring a potential change to the vial used for the Zimura drug product, which we believe may allow us to support a more efficient fill/finish operation at a commercial scale. We have been in discussions with our existing fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, for supply of the changed vial and its capacity to supply us and/or a potential collaborator with Zimura drug product for potential commercial use. We have also engaged a second manufacturer to provide us additional supply of Zimura drug product using the existing vial configuration. This second manufacturer is in the process of making additional Zimura drug product to support our needs for the GATHER2 trial and the expanded OPH2005 trial.
We order the polyethylene glycol, or PEG, starting material used to make Zimura drug substance from a sole source third-party manufacturer. We currently procure the supply on a purchase order basis and are planning to enter into a long-term supply agreement with this manufacturer for the PEG starting material.

IC-500: HtrA1 Inhibitor
    We are pursuing the preclinical development of IC-500 for the treatment of GA secondary to AMD and potentially other age-related retinal diseases. We have selected IC-500, the lead compound from our HtrA1 inhibitor program, which includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested. We are continuing process development and formulation development with the goal of developing a manufacturing process and a formulation for intravitreal administration in the eye. We are also planning to initiate IND-enabling studies for IC-500 if process development and formulation development are successful. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we plan to file an IND for IC-500 during the second half of 2021.
Gene Therapy Research and Development Programs
    IC-100: Product Candidate for RHO-adRP
    We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We and the University of Pennsylvania, or Penn, have conducted a number of preclinical studies of IC-100 and a natural history study of RHO-adRP patients. In parallel, we have engaged a gene therapy contract development and manufacturing organization, or CDMO, as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-100. We are in the process of completing cGMP manufacturing activities at our CDMO and other IND-enabling activities, including toxicology studies of IC-100. We have also begun planning for a Phase 1/2 clinical trial for IC-100, including site selection and other startup activities. Based on current timelines and subject to successful completion of preclinical development and cGMP manufacturing, we plan to file an IND for IC-100 during early 2021 with the goal of starting patient enrollment in a Phase 1/2 clinical trial during the first half of 2021.
    IC-200: Product Candidate for BEST1-Related IRDs
    We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs. We and Penn are conducting preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs. In parallel, we have engaged a gene therapy CDMO as the manufacturer for preclinical and Phase 1/2 clinical supply of IC-200. We are conducting cGMP manufacturing activities at our CDMO and other IND-enabling activities, including planning for a toxicology study of IC-200. Based on current timelines and subject to successful completion of preclinical development and cGMP manufacturing, we plan to file an IND during the middle of 2021 with the goal of starting patient enrollment in a Phase 1/2 clinical trial for IC-200 during the second half of 2021.
    Minigene Programs
    AAV vectors are generally limited as a delivery vehicle by the size of their genetic cargo, which is restricted to approximately 4,700 base pairs of genetic code. The use of minigenes seeks to deliver a smaller but still functional form of a larger gene packaged into a standard-size AAV delivery vector.  The goal of minigene therapy is to deliver a gene expressing a protein that, although smaller than the naturally occurring protein, is nonetheless functional for purposes of treating the associated disease.
    We are funding several sponsored research programs at the University of Massachusetts Medical School, or UMMS, seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. The following is a summary of these minigene programs and their status:
•miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research has yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS is conducting additional experiments to optimize constructs, which were delayed because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We currently expect to identify a lead construct in the fourth quarter of 2020 or early 2021.
•miniABCA4 (STGD1): This program, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS generated and evaluated several ABCA4 minigene constructs in both in vitro and in vivo experiments, which yielded what we believe to be encouraging results. UMMS is conducting additional experiments to optimize the constructs. We expect to receive additional results from the miniABCA4 program in early 2021.
•miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa. Some of the activities in this program were delayed as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. We expect to receive preliminary results in early 2021.

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
Impact of COVID-19
    The COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:
•In March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. Although we initiated patient enrollment in June 2020 and our clinical trial sites are continuing to enroll patients, we and our clinical trial sites are doing so cautiously in light of new health and safety practices put into place as a result of the COVID-19 pandemic. We are continuing to monitor the situation closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. In addition, we are continuing with activating additional sites and, because of the ongoing and variable nature of the pandemic and its potential impact on patient recruitment and retention, we are adding more countries and sites to this trial. Health authorities and ethics committees in certain countries have reduced their staff and operations due to the COVID-19 pandemic. This reduction in operations has resulted in delays to the approval of our trial in certain countries outside the United States and delays in the activation process for a number of our planned clinical trial sites. Although many clinical trial sites have reopened, many are doing so with reduced staff and operations and focusing on more urgent matters rather than clinical trials. We may face difficulties in recruiting or retaining patients to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. At this time, we do not know whether there will be further impacts on the timing and progress of patient enrollment or on patient retention in the GATHER2 trial as a result of the COVID-19 pandemic. We may face similar issues with patient recruitment and patient retention for the expansion of the OPH2005 trial.

•Most of our clinical trial sites, even though they are operating with fewer staff and other restrictions, have continued to conduct patient visits for our clinical trials. We are engaging with our clinical trial sites, with the goal of monitoring the health and well-being of our patients who remain in our trials and maintaining their scheduled visits and treatments. Where possible, we and our clinical investigators have instituted practices such as flexible scheduling of visits for patients and remote monitoring, and we have also provided personal protective equipment to support our sites. We are aware that a small number of patients enrolled in the OPH2005 trial missed consecutive visits during the pandemic. We do not yet know whether the number of missed visits will increase or decrease in the OPH2005 trial or how many missed visits will occur in the GATHER2 trial, or what the impact of missed visits may be on trial results, especially because we are masked to the treatment of patients during the conduct of the trials. We have been and will continue to monitor the situation closely.

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

•In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at the UMMS caused delays to the progress of, and to our timelines for receipt of data from, our collaborative gene therapy sponsored research programs.

•Shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. Additionally, there is increased demand for the vials we are considering using for the fill/finish of Zimura drug product, which governments and other companies intend to use for COVID-19 vaccines and medicines. This increased demand may limit our ability to obtain these vials for our own needs.

•The pandemic has caused significant disruption to the financial markets, and has caused increased volatility in the price of our stock and that of other companies in the biotechnology industry.

    We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three or nine months ended September 30, 2020. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
    For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Management's Discussion and Analysis of Results of Operations and Financial Position and the Risk Factors contained in this Quarterly Report on Form 10-Q.
Business Development and Financing Activities
    As we continue the development of our product candidates and programs and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We have been, and plan to continue, exploring options for the future development and potential commercialization of Zimura, including potential collaboration and out-licensing opportunities, including for indications for which we previously developed Zimura such as wet AMD and IPCV. In addition, we expect to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases, including technologies that may complement our existing product candidates and other strategic lifecycle initiatives.
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

Financial Matters
    As of September 30, 2020, we had cash, cash equivalents and available for sale securities of $231.1 million. We estimate that our year-end 2020 cash, cash equivalents and available for sale securities will range between $210 million and $215 million, which reflects the impact of a $6.0 million milestone payment to Archemix. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our currently planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix or any commercialization expenses for Zimura, through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates also assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures related to potentially studying Zimura in other indications, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
Our ability to become and remain profitable depends on our ability to generate revenues in excess of our expenses. Our ability to generate revenues from product sales is dependent on our obtaining marketing approval for and commercializing our product candidates or any product candidates we may in-license or acquire. We may be unsuccessful in our efforts to develop and commercialize product candidates or in our efforts to in-license or acquire additional product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.
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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Zimura	$10,640	$2,826	$19,616	$9,805
IC500: HtrA1	280	150	1,098	382
IC-100: RHO-adRP	2,920	1,992	7,328	4,617
IC 200:BEST1	1,361	1,941	4,877	3,224
Other gene therapy	56	447	920	886
Prior product candidate Fovista	(792)	11	(754)	40
Personnel-related	3,330	1,720	8,783	5,024
Share-based compensation	882	942	2,986	3,101
Other	164	354	457	998
	$18,841	$10,383	$45,311	$28,077
As we continue our ongoing clinical trials and our manufacturing activities for Zimura, we expect our research and development expenses for Zimura to increase. We also expect our research and development expenses for each of IC-100, IC-200 and IC-500 to increase as development continues. We expect our research and development expenses for our miniCEP290 program and other collaborative gene therapy sponsored research programs to decrease as the sponsored research for those programs reaches completion. Our research and development expenses may also increase if we in-license or acquire any new product candidates, including from our collaborative gene therapy sponsored research programs, or technologies or commence any new sponsored research programs.
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
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. For example, we have decided to enroll approximately 25 additional patients in our ongoing OPH2005 trial, with the goal of enrolling a total of approximately 120 patients, which will extend the duration of that trial and increase our costs of conducting that trial. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with data from our GATHER1 trial, will be sufficient to seek marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials for Zimura in GA or conduct additional non-clinical studies of Zimura in order to seek or maintain regulatory approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 trial or the OPH2005 trial, including slowing patient enrollment or causing enrolled patients to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. We may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. For example, we are aware that, in the OPH2005 trial, a small number of patients missed consecutive visits during the COVID-19 pandemic and we do not know yet whether the number of missed visits will increase or decrease in the OPH2005 trial or how many missed visits will occur in the GATHER2 trial, and whether and to what extent missed visits may impact the results of the trial. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
Interest Income
We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S Treasury securities, asset-backed securities and investment-grade corporate debt securities, which generate a nominal amount of interest income.
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

Results of Operations
Comparison of Three Month Periods Ended September 30, 2020 and 2019

	Three months ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$18,841	$10,383	$8,458
General and administrative	6,643	4,674	1,969
Total operating expenses	25,484	15,057	10,427
Loss from operations	(25,484)	(15,057)	10,427
Interest income	33	495	(462)
Other income	1	—	1
Loss before income tax benefit	(25,450)	(14,562)	10,888
Income tax benefit	—	(125)	(125)
Net loss	$(25,450)	$(14,437)	$11,013
Research and Development Expenses
Our research and development expenses were $18.8 million for the three months ended September 30, 2020, an increase of $8.5 million compared to $10.4 million for the three months ended September 30, 2019. The increase in research and development expenses for the three months ended September 30, 2020 was primarily due to a $7.8 million increase in costs associated with Zimura, a $0.9 million increase in costs associated with IC-100, a $0.1 million increase in costs associated with IC-500 and a $1.6 million increase in personnel costs, which were partially offset by a $0.8 million decrease in costs related to our prior Fovista manufacturing activities due to a sales tax refund and a $0.6 million decrease in costs associated with IC-200. The increased costs for Zimura were primarily due to the continued start-up and recruitment activities for our GATHER2 trial, increased manufacturing activities and the accrual of a $6.0 million milestone payable to Archemix. The increased costs for IC-100 and IC-500 primarily reflect increased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $6.6 million for the three months ended September 30, 2020, an increase of $2.0 million, compared to $4.7 million for the three months ended September 30, 2019. The increase in general and administrative expenses for the three months ended September 30, 2020 was primarily due to an increase in general consulting costs and professional fees.
Interest Income
Interest income for the three months ended September 30, 2020 was $33 thousand compared to interest income of $0.5 million for the three months ended September 30, 2019. The decrease in interest income was primarily due to the decrease in interest rate yields.

Income Tax Benefit
For the three months ended September 30, 2020, we recorded no income tax benefit. For the three months ended September 30, 2019, we recorded an income tax benefit of $0.1 which was primarily to reflect a settlement of a local tax audit.
Comparison of Nine Month Periods Ended September 30, 2020 and 2019

	Nine months ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$45,311	$28,077	$17,234
General and administrative	17,930	15,353	2,577
Total operating expenses	63,241	43,430	19,811
Loss from operations	(63,241)	(43,430)	19,811
Interest income	437	1,782	(1,345)
Other income (expense)	(6)	151	(157)
Loss before income tax benefit	(62,810)	(41,497)	21,313
Income tax benefit	(3,695)	(116)	3,579
Net loss	$(59,115)	$(41,381)	$17,734
Research and Development Expenses
Our research and development expenses were $45.3 million for the nine months ended September 30, 2020, an increase of $17.2 million compared to $28.1 million for the nine months ended September 30, 2019. The increase in research and development expenses for the nine months ended September 30, 2020 was primarily due to a $9.8 million increase in costs associated with Zimura, a $3.8 million increase in personnel related costs, a $2.7 million increase in costs associated with IC-100, a $1.7 million increase in costs associated with IC-200 and a $0.7 million increase in costs associated with IC-500, partially offset by an $0.8 million decrease in costs related to our prior Fovista manufacturing activities due to a sales tax refund. The increased costs for Zimura were primarily due to the initiation and start-up activities for our GATHER2 trial, increased manufacturing activities and the accrual of a $6.0 million milestone payable to Archemix. The increased costs for IC-100, IC-200 and IC-500 reflect increased manufacturing and preclinical development activities for these product candidates.
General and Administrative Expenses
Our general and administrative expenses were $17.9 million for the nine months ended September 30, 2020, an increase of $2.6 million, compared to $15.4 million for the nine months ended September 30, 2019. The increase in general and administrative expenses for the nine months ended September 30, 2020 was primarily due to an increase in general consulting costs and professional fees.
Interest Income
Interest income for the nine months ended September 30, 2020 was $0.4 million compared to interest income of $1.8 million for the nine months ended September 30, 2019. The decrease in interest income was primarily due to the decrease in interest rate yields.
Income Tax Provision Benefit
For the nine months ended September 30, 2020 and 2019, we recorded an income tax benefit of $3.7 million and $0.1 million, respectively, which were primarily to reflect the settlement of local tax audits.

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
Cash Flows
As of September 30, 2020, we had cash, cash equivalents and available for sale securities totaling $231.1 million and no debt. We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, certain asset-backed securities and certain investment-grade corporate debt securities.
The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(45,028)	$(36,581)
Investing Activities	(108,305)	150
Financing Activities	150,453	81
Net change in cash and cash equivalents	$(2,880)	$(36,350)
Cash Flows from Operating Activities
Net cash used in operating activities in the nine months ended September 30, 2020 and September 30, 2019 related primarily to net cash used to fund our Zimura clinical trials and manufacturing activities, preclinical development of IC-100, IC-200 and IC-500, and our collaborative gene therapy sponsored research programs and to support our general and administrative operations.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $108.3 million, which related to the purchase of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2019 related to the proceeds received from the sale of manufacturing and clinical equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $150.5 million for the nine months ended September 30, 2020, which relates primarily to our June 2020 public offering and private placement of our common stock. Net cash provided by financing activities was $81 thousand for the nine months ended September 30, 2019, which related to purchases made under our employee stock purchase plan.
Funding Requirements
Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200, and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, including developing Zimura for additional indications, preclinical development programs or collaborative gene therapy sponsored research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials and nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to IC-500, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•continue the development of Zimura in GA, STGD1 and potentially other indications;

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

    As of September 30, 2020, we had cash, cash equivalents and available for sale securities of $231.1 million. We estimate that our year-end 2020 cash, cash equivalents and available for sale securities will range between $210 million and $215 million, which reflects the impact of a $6.0 million milestone payment to Archemix. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our currently planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix or any commercialization expenses for Zimura, through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates also assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures related to potentially studying Zimura in other indications, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

•the scope, costs, progress, and results of process development, manufacturing scale-up and validation activities, analytical development and stability studies associated with Zimura and our other product candidates;

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

We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and governmental responses to the pandemic have caused significant volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $150 million in net proceeds through our June 2020 public offering and concurrent private placement, we may not be able to successfully raise additional capital. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.

Until such time, if ever, when we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future equity issuances may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or entering into certain investments or transactions. In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests.

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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$993	$962	$31	$—	$—
Purchase Obligations (2)	29,752	16,006	13,746	—	—
Operating Leases (3)	384	306	78	—	—
Total (4)	$31,129	$17,274	$13,855	$—	$—

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
In addition to the amounts set forth in the table above, we may be required, under the agreements under which we acquired rights to Zimura, IC-100, IC-200, IC-500 and our miniCEP290 program, to make milestone payments and/or pay royalties. These payments are described in "Note 9—Commitments and Contingencies" in our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available for sale securities of $231.1 million as of September 30, 2020, consisting of cash and investments in money market funds, U. S. Treasury securities, corporate debt securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CDMOs, CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2020, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Except as described in the preceding paragraph, we determined that there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 pandemic has on the operating effectiveness of our internal controls.

PART II

Item 1.    Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against us and the same group of our current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint, the CAC. The CAC purports to be brought on behalf of shareholders who purchased our common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys' fees, and other costs. We and the individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, we and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. On August 11, 2020, the defendants filed a notice of non-opposition to lead plaintiff's motion for class certification. This case is currently in the discovery phase.
On August 31, 2018, a shareholder derivative action was filed against current and former members of our board of directors and certain of our current and former officers in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to our company and wasted our corporate assets by failing to oversee our business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from us, and through sales of our stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on our behalf, attorneys’ fees, and other costs, as well as an order directing us to reform and improve our corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to our corporate charter, bylaws and corporate governance policies for vote by our stockholders. On December 14, 2018, we filed a motion to dismiss the complaint. On September 19, 2019, the court denied our motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of our board of directors. On February 18, 2020, we filed an answer to the complaint. We and the plaintiff agreed to stay this litigation while the special litigation committee conducts its investigation.  On May 5, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. On October 30, 2020, the parties submitted a joint stipulation requesting that the court extend the stay through January 30, 2021.
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

Because the value of our company is largely based on the prospects for our research and development programs and their potential to result in therapies capable of achieving marketing approval and generating future revenues, any failure, delay or setback for these programs will likely have a negative impact on the value of your investment. In addition, because a number of our product candidates are in the preclinical stage, even if we are successful in advancing the research and development of those product candidates, the value of our common stock may not rise in a meaningful way, which could affect our ability to raise additional finances. As we continue to invest in our research and development programs to generate data to support further development or applications to obtain marketing approval for commercialization, the amount of our available cash will continue to decline until we raise additional finances.

We have a history of significant operating losses. We expect to continue to incur losses until such time, if ever, that we successfully commercialize our product candidates and may never achieve or maintain profitability.

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014, December 2019 and June 2020. As of September 30, 2020, we had an accumulated deficit of $539.6 million. Our net loss was

$25.5 million for the three months ended September 30, 2020 and we expect to continue to incur significant operating losses for the foreseeable future.

Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200, and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, including developing Zimura for additional indications, preclinical development programs or collaborative gene therapy sponsored research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials and nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to IC-500, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.

We expect that we will continue to incur significant expenses as we:

•continue the development of Zimura in GA, STGD1 and potentially other indications;

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

Our ability to become and remain profitable depends on our ability to generate revenues in excess of our expenses. Our ability to generate revenues from product sales is dependent on our obtaining marketing approval for and commercializing our product candidates or any product candidates we may in-license or acquire. We may be unsuccessful in our efforts to develop and commercialize product candidates or in our efforts to in-license or acquire additional product candidates. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. See “—Risks Related to Product Development and Commercialization” for a further discussion of the risks we face in successfully developing and commercializing our product candidates and achieving profitability.

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

As of September 30, 2020, we had cash, cash equivalents and available for sale securities of $231.1 million. We estimate that our year-end 2020 cash, cash equivalents and available for sale securities will range between $210 million and $215 million, which reflects the impact of a $6.0 million milestone payment to Archemix. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our currently planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix or any commercialization expenses for Zimura, through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates also assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures related to potentially studying Zimura in other indications, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

•the scope, costs, progress, and results of process development, manufacturing scale-up and validation activities, analytical development and stability studies associated with Zimura and our other product candidates;

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

We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and governmental responses to the pandemic have caused significant volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $150 million in net proceeds through our June 2020 public offering and concurrent private placement, we may not be able to successfully raise additional capital. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.

We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. For example, we have decided to enroll approximately 25 additional patients in our ongoing OPH2005 trial, with the goal of enrolling a total of approximately 120 patients, which will extend the duration of that trial and increase our costs of conducting that trial. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with data from our GATHER1 trial, will be sufficient to seek marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials for Zimura in GA or conduct additional non-clinical studies of Zimura in order to seek or maintain regulatory approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 trial or the OPH2005 trial, including slowing patient enrollment or causing enrolled patients to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. We may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. For example, we are aware that, in the OPH2005 trial, a small number of patients missed consecutive visits during the COVID-19 pandemic and we do not know yet whether the number of missed visits will increase or decrease in the OPH2005 trial or how many missed visits will occur in the GATHER2 trial, and whether and to what extent missed visits may impact the results of the trial. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.

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

Until such time, if ever, when we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future equity issuances may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or entering into certain investments or transactions.

In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests. For example, under the agreement and plan of merger pursuant to which we acquired Inception 4, or the Inception 4 Merger Agreement, we issued an aggregate of 5,174,727 shares of our common stock as up-front consideration to the former equityholders of Inception 4. The Inception 4 Merger Agreement also requires us to make payments to the former equityholders of Inception 4 upon the achievement of certain clinical and regulatory milestones, subject to the terms and conditions set forth in the Inception 4 Merger Agreement. Those milestone payments will be in the form of shares of our common stock, calculated based on the price of our common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued under the Inception 4 Merger Agreement, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date of our acquisition of Inception 4, and will be payable in cash thereafter. In July 2019, we also issued 75,000 shares of our common stock to UMass as partial upfront consideration for the in-license of our miniCEP290 program, and are obligated to issue up to 75,000 additional shares to UMass upon the achievement of a development milestone.

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

The COVID-19 pandemic, which is a fluid and evolving situation, has adversely affected and may continue to negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. In addition, the pandemic has caused substantial disruption in the financial markets and economies, which could adversely affect our business and operations.

In December 2019, an outbreak of respiratory illness caused by a novel coronavirus began in Wuhan, China. As of November 2020, that outbreak has led to at least forty million confirmed cases and at least one million deaths worldwide, with most countries throughout the world confirming cases. The World Health Organization has declared the outbreak a global pandemic and the U.S. government and all 50 states have declared it to be a national or state emergency. In addition, a majority of the world's population has been affected by government efforts to slow the spread of the outbreak through stay-at-home and social distancing orders, shutdowns of businesses and public places, heightened border security, travel restrictions, quarantines and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as a substantial number of people have been required to stay and work from home; worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel and conferences, has fallen.

The COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:

•In March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. Although we initiated patient enrollment in June 2020 and our clinical trial sites are continuing to enroll patients, we and our clinical trial sites are doing so cautiously in light of new health and safety practices put into place as a result of the COVID-19 pandemic. We are continuing to monitor the situation closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. In addition, we are continuing with activating additional sites and, because of the ongoing and variable nature of the pandemic and its potential impact on patient recruitment and retention, we are adding more countries and sites to this trial. Health authorities and ethics committees in certain countries have reduced their staff and operations due to the COVID-19 pandemic. This reduction in operations has resulted in delays to the approval of our trial in certain countries outside the United States and delays in the activation process for a number of our planned clinical trial sites. Although many clinical trial sites have reopened, many are doing so with reduced staff and operations and focusing on more urgent matters rather than clinical trials. We may face difficulties in recruiting or retaining patients to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. At this time, we do not know whether there will be further impacts on the timing and progress of patient enrollment or on patient retention in the GATHER2 trial as a result of the COVID-19 pandemic. We may face similar issues with patient recruitment and patient retention for the expansion of the OPH2005 trial.

•Most of our clinical trial sites, even though they are operating with fewer staff and other restrictions, have continued to conduct patient visits for our clinical trials. We are engaging with our clinical trial sites, with the goal of monitoring the health and well-being of our patients who remain in our trials and maintaining their scheduled visits and treatments. Where possible, we and our clinical investigators have instituted practices such as flexible scheduling of visits for patients and remote monitoring, and we have also provided personal protective equipment to support our sites. We are aware that a small number of patients enrolled in the OPH2005 trial missed consecutive visits during the pandemic. We do not yet know whether the number of missed visits will increase or decrease in the OPH2005 trial or how many missed visits will occur in the GATHER2 trial, or what the impact of missed visits may be on trial results, especially because we are masked to the treatment of patients during the conduct of the trials. We have been and will continue to monitor the situation closely.

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

•In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at the UMMS caused delays to the progress of, and to our timelines for receipt of data from, our collaborative gene therapy sponsored research programs.

•Shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. Additionally, there is increased demand for the vials we are considering using for the fill/finish of Zimura drug product, which governments and other companies intend to use for COVID-19 vaccines and medicines. This increased demand may limit our ability to obtain these vials for our own needs.

•The pandemic has caused significant disruption to the financial markets, and has caused increased volatility in the price of our stock and that of other companies in the biotechnology industry.

We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three or nine months ended September 30, 2020. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Even though the pandemic may be under control in several countries, many countries and regions have been experiencing second or subsequent waves as stay-at-home and social distancing orders are lifted. For example, in many countries in the European Union, which were initially among the hardest hit by the pandemic in the spring of 2020 and which appeared to have the pandemic under control by the summer of 2020, there has been over the past three months a significant increase in the number of cases, which has caused public health authorities in those countries to reimpose restrictive measures.

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

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of the impact of the pandemic on our financial condition or operations. Currently, most of the new cases are located in the United States, Europe and Latin America, whereas most countries in Asia have continued to see reduced numbers of new cases. Even if the pandemic is contained and the economy is largely reopened, the pandemic may recur and the existing measures may be re-imposed. If the COVID-19 pandemic is not effectively and timely controlled, we may experience prolonged disruptions to our clinical trials or supply chains, extended closures of facilities, such as clinical trial sites, academic research centers and suppliers, including single source suppliers, and delays in interactions with regulatory agencies or obtaining approvals for our product candidates. Many economists are predicting that the pandemic may have significant or long-lasting effects on economies worldwide. If the effects of COVID-19 on the financial markets and the global economy persist, they could hamper our ability to raise additional finances. Additional public health crises and natural disasters, such as future epidemics or pandemics or those resulting from the effects of climate change, may arise in the future. Any of these events may materially and adversely affect our business operations and financial condition.

Our strategy of obtaining additional rights to products, product candidates or technologies for the treatment of retinal diseases may not be successful.

An element of our strategy has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements for product candidates and other technologies intended to treat retinal diseases. We plan to continue to evaluate additional opportunities to in-license or acquire products, product candidates and technologies on a selective and targeted basis, including technologies that may complement our existing product candidates and other strategic lifecycle initiatives. We may also continue to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions, including collaboration or out-license opportunities for further development and potential commercialization of Zimura. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.

We may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. There are currently a limited number of available product candidates or technologies for the treatment of diseases affecting the retina and the competition for those assets is intense. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or technology is lengthy and complex. With respect to potential product candidates or technologies for which we have entered into option agreements or sponsored research agreements for which we have option rights, our agreements generally do not have fixed economic or other key terms for definitive agreements, and we may not obtain favorable terms if and when we choose to exercise our option to acquire or in-license any product candidates or technologies.

The in-licensing and acquisition of pharmaceutical products is an area characterized by intense competition, and a number of companies (both more established and early stage biotechnology companies) are also pursuing strategies to in-license or acquire product candidates or technologies that we may consider attractive. We believe that other companies may be particularly active in pursuing opportunities to in-license or acquire gene therapy opportunities. More established companies may have a competitive advantage over us due to their size, cash resources and greater research, preclinical or clinical development, manufacturing or commercialization capabilities, while earlier stage companies may be more aggressive or have a higher risk tolerance. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to

us. We also may be unable to in-license or acquire the rights to the relevant product candidate or technology on terms that would allow us to make an appropriate return on our investment. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts or we may incorrectly judge the value of an acquired or in-licensed product candidate or technology.

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

•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions or in-licensing transactions;

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

•potential failure of the due diligence process to identify significant problems, liabilities or other shortcomings or challenges of an acquired or licensed product candidate or technology, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, data or product quality, revenue recognition or other accounting practices, partner disputes or issues and other legal and financial contingencies and known and unknown liabilities; and

•entry into therapeutic approaches, indications or markets in which we have no or limited direct prior development or commercial experience and where competitors in such markets have stronger market positions.

We and certain of our current and former board members and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

We and certain of our current and former executive officers have been named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers have also been named as defendants in a shareholder derivative action initiated in August 2018, which generally alleges that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. In September 2019, the court issued an order dismissing some, but not all, of the allegations in the class action lawsuit and denied our motion to dismiss the shareholder derivative action. The class action lawsuit is currently in the discovery phase. The shareholder derivative action has been stayed while a special litigation committee of our board of directors investigates the allegations contained in the complaint. We and the defendants continue to deny any and all allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation, including in responding to discovery requests, has caused our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.

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

•protecting and enforcing our rights in our intellectual property portfolio; and

•complying with all applicable regulatory requirements, including Good Laboratory Practices, or GLP, Good Clinical Practices, or GCP, current Good Manufacturing Practices, or cGMP, and standards, rules and regulations governing promotional and other marketing activities.

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

Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, we must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are sponsoring with UMMS, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the IND-enabling toxicology studies we are completing for IC-100 and are planning to conduct for IC-200 and IC-500, may fail at any point or produce unacceptable results for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans.

Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our pivotal Phase 3 Fovista program for the treatment of wet AMD failed to produce positive safety and efficacy data that support the use of Fovista in wet AMD, despite the results from preclinical testing and earlier clinical trials of Fovista, including a large Phase 2b trial with a statistically significant efficacy signal. Additionally, although the 18-month results from our GATHER1 trial supported the 12-month results in this trial, at which time Zimura met the prespecified primary endpoint in reducing the mean rate of GA growth in patients with GA with statistical significance across both the Zimura 2 mg and Zimura 4 mg treatment groups when compared to the corresponding sham control groups while maintaining a favorable safety profile, these results may not be replicated in the GATHER2 trial or any future trials we may conduct for Zimura in GA. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

•the supply or quality of our product candidates or other materials necessary to conduct preclinical development and clinical trials of our product candidates may be insufficient or we may face delays in the manufacture and supply of our product candidates for any number of reasons, including as a result of interruptions in our supply chain, including in relation to the procurement or quality of starting materials, such as plasmids used for the manufacture of our gene therapy product candidates and the polyethylene glycol, or PEG, used for the manufacture of Zimura, and issues with the packaging, distribution, storage and import/export of materials and products;

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

•the number of patients required for clinical trials of our product candidates to demonstrate statistically significant results may be larger than we anticipate. This risk may be heightened for clinical trials in orphan diseases, for which the natural history of the disease is less understood, making it more difficult to predict the drug effect required to adequately demonstrate efficacy, and because there are fewer affected individuals available to participate in clinical trials; and

•the cost of clinical trials of our product candidates, including the costs of manufacturing activities to support those clinical trials, may be greater than we anticipate.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we contemplate, if we otherwise change our clinical development plans, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities, especially clinical trials, is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. The progress of our clinical trials may be dependent on macro-economic events beyond our control, such as the COVID-19 pandemic. For example, although we are continuing to enroll patients in the GATHER2 trial, we may later decide to or be required to slow down or pause patient recruitment due to the continued persistence of the pandemic or if a second or subsequent wave of cases occurs. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to AMD in a manner sufficient to support an application for marketing approval to the FDA and EMA are based on our review of the 12-month and 18-month data from the GATHER1 trial as well as informal discussions with the FDA. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA could be incorrect or may change as we continue to have interactions with the FDA, as we continue to review and analyze data from our GATHER1 trial, as we conduct our GATHER2 trial, and as new regulatory or third party information, including third-party clinical data or information from prospective collaborators or licensees, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.

Our development of Zimura is based on a novel mechanism of action that is unproven in GA and STGD1 and poses a number of scientific and other risks, and we may not be successful in developing Zimura in the indications we are pursuing or in any other indication we may choose to pursue.

We are currently targeting GA, an advanced form of AMD, and STGD1 with Zimura. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors of selective molecular targets, including complement C5, as potential pharmaceutical treatments for GA secondary to AMD, and that the results from our GATHER1 trial of Zimura in GA support our view, this approach may not prove successful for treating GA secondary to AMD in a clinically meaningful way. Similarly, although there is non-clinical scientific literature supporting the potential use of complement system inhibitors for the treatment of STGD1, we have not yet completed a clinical trial assessing Zimura for the treatment of STGD1 and do not have any unmasked data regarding the efficacy of Zimura in this indication. As a result, this approach may not prove clinically successful.

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

We may decide to pursue clinical development of Zimura for other indications, including those we previously studied such as wet AMD and IPCV. Similar to GA and STGD1, Zimura, and the use of C5 inhibition, are unproven in those indications and we may not be successful in our efforts to develop Zimura for those indications.

We are continuing to review and analyze the results and individual patient level data from the GATHER1 trial, which may affect the soundness of the conclusions we have drawn based on the results from this trial. The GATHER2 trial may yield results that are different from the results observed in the GATHER1 trial. An unfavorable result from the GATHER2 trial likely would materially adversely affect our ability to obtain approval for Zimura in GA.

Although the 18-month data from the GATHER1 trial supported the results we observed at 12 months, these data are subject to several limitations. In accordance with the prespecified statistical analysis plan for the trial, we only performed descriptive analysis of the 18-month efficacy data. Although the favorable safety profile for Zimura was maintained at month 18, individual, unmasked patient data may indicate that our conclusions were not well founded due to inconsistencies, data entry errors or because of unknown variables or patient sub-groups that could potentially be driving the results in one or more treatment groups. Although not reported as related to Zimura by investigators, we observed an increase in the number of investigator-reported cases of CNV in the Zimura treatment groups in the GATHER1 trial as compared to the sham control groups. Additionally, we learned from our independent masked reading center that the retinal images of one of the patients in the Zimura 4 mg group showed evidence of CNV in the study eye that was not reported by the investigator. As we continue to evaluate the individual, unmasked patient data from the GATHER1 trial, we may learn of additional cases of non-investigator reported safety issues, which may affect the safety profile of Zimura.

Unlike the GATHER1 trial, the GATHER2 trial will include only one treatment arm, Zimura 2 mg, in addition to a control arm. Several Phase 3 clinical trials for ophthalmic product candidates that have been, or are currently being, conducted by other sponsors include multiple treatment arms, either different doses or treatment regimens, in addition to a control arm. The FDA has expressed that including multiple study doses or treatment regimens within a single trial helps mitigate the risk of bias in the trial and is therefore recommended, although not required. We believe that the anatomical measure used as the primary efficacy endpoint in both our GATHER1 trial and our GATHER2 trial, the mean rate of change in GA growth, as evaluated by an independent, masked reading center, is not subject to bias. We have decided to proceed with only one treatment arm in the GATHER2 trial consisting of a single monthly administration of Zimura 2 mg, because the 12-month data from the GATHER1 trial suggested that monthly administration of Zimura 2 mg provides a similar benefit (approximately 27%) in reducing the mean rate of GA growth over 12 months as compared to the corresponding sham control group, as measured by our primary endpoint, as Zimura 4 mg, and these results are supported by the results of the 18-month data, and because we want to avoid the treatment burden associated with the Zimura 4 mg dose evaluated in our GATHER1 trial. Additionally, for our GATHER2 trial, because we want to begin to evaluate the efficacy of a less frequent dosing regimen, we plan to re-randomize the patients in the monthly Zimura 2 mg treatment arm at 12 months and evaluate dosing Zimura 2 mg every other month, a dosing regimen which we have not previously studied, in half of those patients during the second 12 months of the trial. The GATHER2 trial, however, is not designed to reliably assess any differences we observe between these treatment groups at 24 months with statistical significance and the label we would seek for Zimura in GA, if the results from the GATHER2 trial are positive, would in all likelihood provide for monthly administration of Zimura.

We are conducting the GATHER2 trial at many clinical trial sites and in many countries that were not included in the GATHER1 trial.  The introduction of new sites, and the resulting involvement of new treating physicians, as well as potentially different patient demographics, can introduce additional variability into the conduct of the trial and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with Zimura 2 mg and patients receiving sham control.

In addition, the 12-month and 18-month data from the GATHER1 trial suggested there is an overall dose response relationship in which higher doses of Zimura (for example, the 4 mg and the 2 mg doses) corresponded to a greater reduction in the mean rate of GA growth as compared to the corresponding sham group as compared to lower doses of Zimura (for example, the 1 mg dose). For our GATHER2 trial, for the reasons stated above, we have decided to proceed with only a 2 mg dose treatment arm and not include a 4 mg dose treatment arm. The 2 mg dose may prove not to be efficacious in treating GA. Additionally, unlike the protocol for the GATHER1 trial, the protocol of the GATHER2 trial provides that patients who develop CNV in the study eye in the trial may remain in the trial and receive either Lucentis or Eylea in accordance with the label for that anti-VEGF agent, and that measurements of these patients' GA will be included in the primary efficacy analysis if their fundus autofluorescence, or FAF, images can be reliably assessed by the masked reading center. The retention of these patients in the GATHER2 trial may introduce additional variability not present in the GATHER1 trial, as we do not have any data regarding the progression of GA in patients with CNV who receive treatment with an anti-VEGF agent. Moreover, if a significant number of patients develop CNV in the study eye and these patients' FAF images are not reliably assessable, or if more patients than we anticipate drop out or their data is otherwise missing, any such occurrence would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial and the GATHER2 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in GA with statistical significance.

Our intended regulatory pathway for generating sufficient safety and efficacy data to submit an NDA and potentially obtain marketing approval for Zimura for GA is subject to a number of assumptions, including that we may be able to rely on the results from our GATHER1 and GATHER2 trials as two well-controlled, Phase 3 trials typically required by the FDA. The FDA, EMA and other regulatory authorities may not accept the results of the GATHER1 trial as a Phase 3 clinical trial, or may not agree with our selection of the primary endpoint for the GATHER1 and GATHER2 trials or the statistical analysis we performed. We may decide to or may be required to enroll additional patients, collect additional safety data or conduct additional clinical trials or non-clinical studies to seek or obtain approval for Zimura in GA.

Based on the results of our GATHER1 trial, additional statistical analysis we have performed and informal discussions we have had with the FDA, we believe that the efficacy results from this trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth over 12 months is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision, and that data from the GATHER1 trial is robust. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We are not currently planning to include visual function measures as primary or secondary efficacy endpoints in the GATHER2 trial and vision will be assessed as a safety endpoint. The FDA, the EMA or other regulatory authorities may disagree with our conclusion regarding the robustness of the data from the GATHER1 trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. Even if we meet with the FDA, EMA or other regulatory authorities, we likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the robustness of the data from our clinical trials, including the GATHER1 trial, until such time as we submit an application for marketing approval and receive a response from the applicable authority. If the GATHER1 trial results are not considered robust, or if regulatory authorities do not accept our primary endpoint as clinically relevant without correlation to an outcome more directly associated with visual function, in order to seek marketing approval we may need to conduct, in addition to the GATHER2 trial, one or more additional, well-controlled clinical trials that meets the applicable regulatory requirements in order to obtain sufficiently robust data for an acceptable endpoint to support marketing approval.

The FDA, EMA or other regulatory authorities may not agree with the methodologies we used to perform the statistical analysis of the GATHER1 trial results. In particular, they may not agree with how we performed the comparisons of patients receiving Zimura 2 mg with patients in the sham groups, as the comparisons draw upon patients who were enrolled into two different parts of the trial, using different randomization ratios and different vision criteria. In addition, they may not agree with the validity of our MRM analysis, which imputes the values of missing data based on observed data. We plan to use the same MRM analysis in the GATHER2 trial. Moreover, the FDA, EMA or other regulatory authorities may disagree with our inclusion in our efficacy analysis of patients who do not strictly meet all eligibility criteria, or whose treatment or assessments in the clinical trial deviated from the clinical trial protocol on one or more occasions. The FDA, EMA or other regulatory authorities may take issue with the degree of data that are missing from the clinical data set from our GATHER1 trial, or with the rate at which patients withdrew from the trial. To the extent patients miss critical visits or drop out of the GATHER2 trial, we face a similar risk with GATHER2.

Although we believe that our GATHER1 trial was well-controlled, with appropriate eligibility criteria and appropriate stratification for baseline characteristics, the FDA, EMA or other regulatory authorities may not agree with the methodologies we used to determine patient eligibility and to randomize patients to the various treatment groups and therefore may not agree that the comparisons we have made for mean rate of GA growth are statistically valid. The FDA, EMA or other regulatory authorities may take issue with the number of modifications we introduced to the GATHER1 trial following its commencement, which they may view as introducing additional uncontrolled variables, invalidating the comparisons across groups. In particular, the FDA, EMA or other regulatory authorities may view the change in enrollment criteria applied in the various modifications as changing the nature of the patients enrolled, thus rendering the results of the trial as uninterpretable, or may disagree with our decision to remove patients who develop CNV in their study eye from future treatments and assessments as inappropriate, concluding that it may have resulted in unmitigated or uncontrolled bias in the safety or efficacy results from the trial.

Based on informal discussions with the FDA, following the GATHER1 trial, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. This additional clinical trial would need to be well-controlled, with a primary efficacy analysis at the 12 month time point or later. We believe that if we were to file an application for marketing approval for Zimura for GA, we would be able to rely on safety data from our GATHER1 and GATHER2 trials in GA, as well as our OPH2005 trial evaluating Zimura for STGD1. We also believe that, if the data from the GATHER2 trial are positive, we would be able to submit our application following the primary efficacy analysis for the GATHER2 study at the 12-month time point, without waiting for the full 24-month data package, which we would collect after submitting for marketing approval and use to supplement our applications for marketing approval while they are pending. We have designed our GATHER2 trial to meet these requirements, which, as we understand them, and if data from the GATHER2 trial are positive, will permit us to seek marketing approval for Zimura in GA in the United States and potentially the European Union. Since receiving the 12-month results from the GATHER1 trial, we have not had an end of phase 2 or other formal meeting with either the FDA or the EMA and we may not do so before receiving results from the GATHER2 trial and submitting our applications for marketing approval. In addition, we have been engaging with various regulatory authorities, including competent national authorities in Europe, during the GATHER2 trial, and expect to continue engaging with regulatory authorities, including with the FDA as part of the fast track program. We may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we are understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for Zimura, including potentially changing the design of the GATHER2 trial, increase the costs of our Zimura clinical programs and delay our expected timelines. In addition, because of the COVID-19 pandemic or other reasons, we may experience a higher than anticipated rate of dropouts and missed visits and treatments in our GATHER2 trial, which could result in our not having adequate safety data for a sufficient number of patients to obtain marketing approval in GA, even if the primary endpoint is met and the results from the GATHER2 trial are otherwise positive.

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

Because the primary efficacy endpoint and the statistical analysis plan we would expect to use to analyze efficacy data for our GATHER2 trial are similar to those of the GATHER1 trial, any disagreements by the FDA, EMA or other regulatory authorities with GATHER1 will likely affect GATHER2 as well. Our ongoing clinical trials and any future clinical trials for Zimura that we or a potential future licensee or collaborator may undertake may fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or any other future clinical trials for Zimura could adversely affect our business and the value of your investment in our company.

We have no unmasked clinical data regarding the safety and efficacy of Zimura as a treatment of STGD1. The dropout rate or patients with missing visits may reduce the number of patients from whom we can collect and analyze data from our OPH2005 trial. We may not be able to recruit additional patients for this trial in line with our expectations.

We have no unmasked clinical data regarding the safety and efficacy of Zimura as a treatment for STGD1. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability of our planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Moreover, because Stargardt disease, like GA, is a degenerative disease, and in many cases, the rate of degeneration is slow, and because we are seeking to slow the progression of degeneration with Zimura, and not necessarily to reverse prior degeneration or restore visual function, patients participating in our OPH2005 trial, who are generally younger and may experience vision loss that is more subtle than patients with GA or other forms of AMD, may not perceive a benefit from continuing to participate and therefore may drop out of this trial or miss scheduled visits and treatments. This risk is particularly magnified during the COVID-19 pandemic, which may cause our patients to voluntarily or involuntarily drop out of the trial or miss scheduled visits and treatments in greater numbers than before. Although we and the investigators and their staffs take efforts to encourage continued patient participation, the dropout rate may exceed our expectations. A higher than expected dropout rate would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial. Given the information above, our OPH2005 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in STGD1 with statistical significance.

We have decided to enroll approximately 25 additional patients in this trial, with the goal of enrolling a total of approximately 120 patients. This change to the trial will increase the costs associated with this trial and delay the timelines for receipt of data from this trial. We believe an expanded trial could allow us to collect additional data regarding the effect of Zimura on STGD1 patients and help us mitigate the risks from additional patient dropouts and missed visits; however, these expectations may prove to be incorrect. Patient recruitment may take longer or cost more than we would expect.

The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the recruitment and retention of patients for our GATHER2 and OPH2005 clinical trials. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming.

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

For our GATHER1 trial, the outbreak proliferated around the world as we were finishing the final visits for patients in this trial. In addition to the disruptions to the operations of many clinical trial sites, the COVID-19 pandemic affected our monitoring operations, for example, by requiring remote monitoring and remote source document verification in many instances. Although we do not believe the COVID-19 pandemic has materially affected the robustness of our data verification process for the GATHER1 trial, we may find data verification discrepancies as we continue to evaluate the individual, unmasked patient level data from the GATHER1 trial. This risk may also affect our data verification processes for the OPH2005 and GATHER2 trials.

For our OPH2005 trial, we have focused our efforts on maintaining scheduled visits and treatments and overall patient retention. As compared to the patients in the GATHER1 and GATHER2 trials, the patients in the OPH2005 trial are generally younger and have work and family commitments, which may cause them to miss more visits or drop out in greater numbers as a result of the COVID-19 pandemic. In addition to the risks posed by increased patient dropouts, if patients miss scheduled visits in greater numbers as a result of the pandemic, it may affect our ability to draw meaningful conclusions from the clinical data. Where possible, we have provided additional flexibility for patients to modify the scheduling of their visits. For example, we are aware that a small number of patients in the OPH2005 trial missed consecutive visits during the COVID-19 pandemic. We do not know yet whether the number of missed visits will increase or decrease in the OPH2005 trial, and whether and to what extent missed visits may impact the results of the trial. Especially if the COVID-19 pandemic persists, even if we successfully enroll additional patients for the OPH2005 trial, patient visits may be missed or rescheduled, which may affect the interpretability of the data that we collect and the conclusions we are able to draw from these data. This risk may also apply to the GATHER2 trial.

For our GATHER2 trial, in addition to the initial delay of patient enrollment from March 2020 to June 2020, competent health authorities and ethics committees in certain countries and many clinical trial sites have reduced their staff and operations due to COVID-19. The reduction in operations has resulted in delays to the approval of our trial and the site activation process in certain geographies. We continue to activate additional clinical sites and are adding more countries and sites to the trial, and the progress of site activation will depend on the local situation in each specific geography.

We believe the COVID-19 pandemic and its effects will continue to affect patient recruitment, maintenance of scheduled visits and treatments and overall retention of patients in clinical trials, especially GA trials. As a result of the pandemic, many clinical trial sites may have limited capability to recruit patients, especially in a short period of time. Patients, in turn, may be reluctant to enroll in clinical trials or to maintain their scheduled visits and treatments once enrolled due to their fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. These concerns may particularly apply to GA patients, many of whom are elderly and therefore at a higher risk for COVID-19 and other diseases than the general population. In addition, many of the tests involved in GA trials, such as the retina imaging tests, are time consuming and may be onerous for patients. Shortages of personal protective equipment and other supplies for the prevention of COVID-19 may cause our clinical trial sites to further scale back the number of staff on site and other operations, and may cause prospective or enrolled patients to avoid clinical trial visits. These factors may make patient recruitment and maintenance of scheduled visits for clinical trials, especially GA trials, more difficult. Even if a site successfully enrolls patients in line with expectations, there may be additional patient dropouts or missed visits due to the COVID-19 pandemic or similar events, and if those events occur during the course of the GATHER2 trial or the expanded OPH2005 trial, they will likely affect our ability to complete these trials and obtain data in accordance with our expectations. Furthermore, because we expect the GATHER2 trial to be ongoing for at least 24 months, which is the length of the trial, plus any additional time for patient recruitment, it is likely to be affected to the extent a second wave or subsequent outbreaks of the COVID-19 pandemic cause disruptions. Many clinical trial sites have changed their practices in preparation for a possible second wave or future outbreaks, and these changes may affect how we conduct the GATHER2 trial, the expanded OPH2005 trial and any future clinical trials we may conduct.

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

    For example, our IC-100 product candidate, which we are developing for RHO-adRP, has a mechanism of action that suppresses the expression of endogenous rhodopsin and seeks to replace it with a healthy version of rhodopsin. Patients with autosomal dominant conditions, such as RHO-adRP, have one healthy allele and one mutant disease-causing allele. For patients with RHO-adRP, although the rhodopsin produced by the mutant allele is generally toxic, leading to retinal degeneration, the rhodopsin produced by the healthy allele supports, and may be necessary for, the patient's existing vision. IC-100 may suppress the expression of all endogenous rhodopsin, whether expressed from the healthy or the mutant allele. Treatment with IC-100 may fail to suppress a sufficient amount of the toxic mutant allele or may fail to replace the rhodopsin expressed by the healthy allele to a sufficient degree. Although we believe, based on preclinical experiments in a canine model of RHO-adRP, that IC-100 will restore rhodopsin production to a level sufficient to maintain vision, we will not know this to be the case until we obtain human clinical data regarding IC-100's effect in this patient population.

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

Although we believe gene therapy is a promising area for retinal drug development, our gene therapy research and development experience is limited to only a limited number of personnel hired to supervise our outside service providers. In pursuing this new technology, we have begun to establish our own gene therapy technical capabilities, but we will need to continue to build those capabilities by either hiring internally or seeking assistance from outside service providers. We believe that gene therapy is an area of significant investment by biotechnology and pharmaceutical companies and that there may be a scarcity of talent available to us in these areas. If we are not able to expand our gene therapy capabilities, we may not be able to develop in the way we intend or desire, IC-100, IC-200 or any promising product candidates that emerge from our miniCEP290 program or our other collaborative gene therapy sponsored research programs, which would limit our prospects for future growth.

We have not previously conducted any clinical development involving gene therapies. As we prepare for the potential initiation of our first gene therapy clinical trial, we will need to build our internal and external capabilities in designing and executing a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. In particular, many of the indications for which we are pursuing our gene therapy programs have limited natural history data and limited number of therapies in clinical development, which may make selecting an appropriate endpoint difficult. Furthermore, our gene therapy programs are targeting orphan diseases with relatively small populations, which limits the pool of potential patients for our gene therapy clinical trials. Because gene therapy trials generally require patients who have not previously received any other therapy for the same indication, we will also need to compete for the same group of potential clinical trial patients with our competitors who are also developing therapies for these same indications. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

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

To our knowledge, there are no suitable animal models for GA or dry AMD. This absence of a suitable animal model makes designing a proof of concept study to assess the preclinical efficacy of IC-500 difficult. In addition, we have not had any formal or informal interactions with the FDA or other regulatory authorities regarding our preclinical development plans for IC-500. We do not know whether the FDA or other regulatory authorities will accept any preclinical proof of concept study we may propose, or other aspects of our preclinical development plans for IC-500. The FDA may require us to change our plans or conduct additional studies, which would increase our costs and delay our timelines.

Before we can commence IND-enabling studies for IC-500, we need to conduct process development and formulation development to determine whether we can identify a viable manufacturing process for and formulate IC-500 for intravitreal administration that is safe to advance into preclinical studies and, depending on the outcome of such studies, into clinical trials. For example, as part of formulation development, we need to determine which inactive formulation components should be used in the preparation of IC-500, and derive a preparation that includes an adequate amount of drug substance with the necessary inactive ingredients to achieve the desired safety profile for intravitreal injection into the eye while providing for sufficient pharmacological activity. Process development and formulation development are inherently uncertain, and although our contract manufacturer is developing a manufacturing process for IC-500, we do not know whether this manufacturing process will be viable or whether we can successfully formulate the produced drug substance into a drug product that is safe to advance into preclinical studies or clinical trials in the eye or that provides sufficient pharmacological activity when tested in animals, which would hinder our ability to pursue development of IC-500. Manufacturing, including process development and formulation development, can be costly and time-consuming and our anticipated timelines for the development of IC-500 may be delayed. If we are unable to successfully manufacture and formulate IC-500, we may switch to a backup HtrA1 inhibitor or cease developing our HtrA1 inhibitor program altogether.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates.

If any of our product candidates are associated with serious adverse events or undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many drugs that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development.

In our completed clinical trials for Zimura, we have observed only a single adverse event, mild subcapsular cataract, from our OPH2000 trial, assessed to be drug-related by participating investigators. Although not reported as related to Zimura by investigators, we observed an increase in the number of investigator-reported cases of CNV in the Zimura treatment groups in the GATHER1 trial as compared to the sham control groups. For the GATHER2 trial, because we are asking investigators to submit cases where patients experience a decrease in visual acuity of five or more ETDRS letters between successive visits to the independent reading center for confirmation by multi-modal imaging, in addition to the cases the investigator suspects to be CNV, we may observe a higher rate of CNV cases in the GATHER2 trial, including, potentially in the Zimura 2 mg treatment group as compared to the sham group. We have no unmasked data regarding the safety, tolerability or efficacy of Zimura administered for the treatment of STGD1. We have no human data regarding IC-100, IC-200 or IC-500.

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

As HtrA1 inhibition is a novel treatment approach for treating ocular disease, this treatment approach may present potentially unknown safety risks when tested in clinical trials that could not have been anticipated based on preclinical studies, including the toxicology studies we are planning. In addition, if we are successful in formulating IC-500, we intend to administer IC-500 by intravitreal injection, which poses the same safety risks outlined above with respect to intravitreal injections of Zimura.

In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Managing a host body's immune response to introduced viral vectors has been and remains a challenge for gene therapies. For AAV gene therapy, "vector shedding," or the dispersal of AAV vectors away from the target tissue to other parts of the body, which can trigger a more serious and extensive immune response, is a known safety issue. Although subretinal injection, which is the method often used to administer retinal gene therapies, helps to control vector shedding beyond the eye, subretinal injection is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate from the gene therapy vectors, including the risk of retinal detachment. The margin for error with subretinal injections is extremely low and there are a limited number of retinal surgeons with experience in performing subretinal injections in the eye. In order to generate useful clinical data for gene therapy clinical trials, one or more retinal surgeons must repeat the same subretinal injection procedure in multiple patients with consistency across patients and surgeons. In addition, in order to avoid accelerating damage to a patient's retina, subretinal injection for RHO-adRP patients in particular must be conducted under extremely low light levels using infrared technology, further complicating the surgical procedure. In the event that we progress into clinical development with IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we may experience delays or other challenges for our gene therapy development programs as a result of safety issues.

In addition to the currently known safety risks, there may be unknown risks to human health from gene therapies. Because gene therapy involves the introduction of concentrated quantities of AAV, as well as the introduction of persistent foreign genetic material into the human body, any safety risks may not manifest until much later, if at all. Gene therapies have only recently been used in the treatment of human diseases and the scientific and medical understandings of safety or other risks to humans continue to evolve. The safety profile of minigenes and their associated proteins in humans remains largely unknown. If gene therapies prove to be unsafe for humans, we likely will need to curtail or eliminate our gene therapy development programs or gene therapy products in commercialization, if any.

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

We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture Zimura, IC-100, IC-200, IC-500 and any other product candidates that we may acquire or in-license. We have a limited number of personnel hired to supervise these outside vendors. The manufacturing processes for our product candidates are technically complex. Problems with developing, executing or scaling up the manufacturing process, even minor deviations from the established process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or delays to our programs. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, in order to manufacture and supply any of our product candidates for later-stage clinical trials or on a commercial scale in the future, we will need to increase our manufacturing personnel and bolster our quality control and quality assurance capabilities. We may encounter problems hiring and retaining scientific, manufacturing and quality assurance and control personnel needed to oversee our contract manufacturers, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. As our contract manufacturer scales up manufacturing of any product candidate, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues, or may need to use an alternative manufacturer. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product, given the long lead times required to manufacture or obtain regulatory approvals for our products, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product at commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

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

Any problems in our manufacturing process or our third-party contract manufacturers’ facilities could make us a less attractive collaborator for potential collaborations, including with larger pharmaceutical companies and academic research institutions. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for our products.

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

In order to obtain and maintain regulatory approval for Zimura, our third-party manufacturers will be required to produce Zimura drug substance with consistent quality and to execute fill/finish services on a repeated basis and document their ability to do so. In order for us to successfully commercialize Zimura, if approved, our manufacturers also need to be able to produce quantities at a commercial scale. If our third-party manufacturers are unable to satisfy these requirements, our business would be materially and adversely affected. To date, we have not yet scaled up the manufacturing process for Zimura beyond the scale used for developmental clinical batches, nor have we validated the manufacturing process.

In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we plan to use to support clinical drug supply for the GATHER2 trial and the expanded OPH2005 trial. Although we believe we have adequate Zimura drug substance for the GATHER2 trial and the expanded OPH2005 trial, this supply may not be sufficient for our needs over the duration of the trials or for any additional trials we or a potential collaborator may conduct. We have been in discussions with Agilent, our historical contract manufacturer for Zimura drug substance, about scaling up and validating the manufacturing process and other activities to support the potential commercialization of Zimura. At this time, we are not certain whether Agilent has the capacity to support our expected needs. We have also engaged a different contract manufacturer for the manufacture of Zimura drug substance. There are risks with transferring the existing manufacturing process to the new manufacturer and this second manufacturer may not be able to scale up the manufacturing process and produce Zimura drug substance in line with our expectations. Depending on the success of these activities, we may need to use any one or both of these manufacturers for future supply of Zimura drug substance, which may increase our costs and delay our timelines. Regardless of which manufacturer we use, we will need to demonstrate that the Zimura drug substance produced through the scaled-up process, which is intended for commercial use, is analytically comparable to the Zimura drug substance we are currently using in our clinical trials. If we are unable to demonstrate that the Zimura drug substance produced through the scaled-up process is analytically comparable to the Zimura drug substance we are currently using in our clinical trials, our timelines to complete the development of and seek regulatory approval for Zimura would be impacted.

We have also engaged a second source supplier to support us with additional clinical supply of Zimura drug product using the existing vial configuration. This second manufacturer is in the process of making additional Zimura drug product to support our needs for the GATHER2 trial and the expanded OPH2005 trial. However, this supply may not be sufficient for our needs over the duration of these trials or for any additional trials we or a potential collaborator may conduct. In addition, we are exploring a potential change to the vial used for Zimura drug product to support a more robust fill/finish operation at commercial scale. We are in discussions with Ajinomoto, our historical contract manufacturer for Zimura drug product, about its capacity for producing Zimura drug product using the changed vial at a commercial scale. If Ajinomoto is unable to provide us and/or a potential collaborator with Zimura drug product for potential commercial use, we will need to find alternative suppliers, which may increase our costs and delay our timelines.

We are also securing additional quantities of the PEG starting material used to manufacture Zimura from our sole source supplier. We are in discussions with this supplier for a long-term supply agreement for the PEG starting material, and we may not be able to agree to terms or may need to agree to unfavorable terms in order to secure adequate supply. This supplier may need to scale up its purification process in order to support supply of PEG for Zimura at a commercial scale. We believe there are a limited number of alternative suppliers for this critical raw material, and if we need to use those suppliers, it could increase our costs and delay our manufacturing plans for Zimura.

Each of these activities is costly, time-consuming and uncertain in outcome. We may not be able to successfully scale up or validate our manufacturing process for Zimura, demonstrate analytical comparability of the Zimura drug substance manufactured through the scaled up process with the previously manufactured Zimura drug substance, or establish the long-term stability of the Zimura drug product stored in the new vial container. The new manufacturers we have engaged or may engage in the future have not had previous experience with Zimura and there may be issues with technology transfer. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to obtain regulatory approval of our manufacturing process for Zimura and to support potential commercial operations. If any of the foregoing events occur, it could result in delays or increased costs to support our future development and commercialization of Zimura, even if we successfully complete any required clinical trials for Zimura and obtain sufficient and favorable safety and efficacy data.

Some of the standards of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which establishes basic guidelines and standards for drug development in the United States, the European Union, Japan and certain other countries, do not apply to oligonucleotides, including aptamers. As a result, there are limited established generally accepted manufacturing or quality standards for the production of oligonucleotides such as Zimura. The lack of uniform manufacturing and quality standards among regulatory agencies may delay regulatory approval of Zimura. Furthermore, there are a limited number of contract manufacturers with experience manufacturing oligonucleotides, which may limit our ability to find and use alternative manufacturers.

The manufacture of gene therapy products is complex with a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of gene therapies. As previously disclosed, we identified an issue with one of the starting materials used to manufacture IC-100, which delayed our timelines for that program. We have limited experience with gene therapy manufacturing and are dependent on our third-party contract manufacturers and sole source suppliers.

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

As previously disclosed, we identified an issue with one of the starting materials used for our manufacturing process for IC-100. That issue caused us to delay our cGMP manufacturing run at our CDMO, and we had to reschedule the run for a later date based on the CDMO's availability. The supplier has since provided new starting materials for our rescheduled cGMP manufacturing run. Although we believe the new starting materials met our expectations and the manufacturing of the cGMP batch has been successful, we may find unexpected issues as we complete testing and release of the batch. If there are issues with the new starting materials or the manufacturing campaign, our timelines and the future development of IC-100 could be adversely affected.

A number of factors common to the manufacturing of biologics and drugs could also cause production or quality issues for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, product and process impurities, shortages of any kind, shipping, distribution, storage and supply chain failures, cell culture contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, epidemics and pandemics, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. In particular, for IC-100 and IC-200 we and our contract manufacturers have developed our own manufacturing processes, which differ from those originally used by our university collaborators, for example, by using different starting materials and analytical methods. Our manufactured materials may not match the safety and efficacy profile of those used by the universities.

Because manufacturing for early stage research is often done under different conditions, using different starting materials and manufacturing systems and done on a smaller scale than what is required for manufacturing for clinical supplies, we may face challenges producing the same product as that produced by the manufacturing processes used by our licensors and other academic collaborators and scaling up the new manufacturing processes as necessary to support supply for clinical trials. In order to progress the development of IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we have devoted and will need to continue to devote significant time and financial resources to establishing manufacturing processes that are sufficient for IND-enabling preclinical toxicology studies as well as clinical supplies. If we are not able to establish gene therapy manufacturing or related processes in a manner required for further development of our gene therapy product candidates, our development plans may be delayed and our business may be materially harmed. In particular, we are completing cGMP manufacturing activities for IC-100 and conducting cGMP manufacturing activities for IC-200. If we encounter issues during cGMP manufacturing activities, it may hamper us from filing an IND and initiating a human clinical trial for that product candidate.

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

We have engaged a CDMO to conduct process development, scale-up and cGMP manufacture of the drug substance for IC-500 for preclinical toxicology studies and for clinical trials. Although our CDMO has developed a manufacturing process for the drug substance, we are continuing to test and refine this manufacturing process. We are also continuing formulation development activities, which is uncertain in cost and outcome. The time and efforts required for us to fully establish manufacturing capabilities for IC-500, including developing a viable manufacturing process and a viable formulation, if any, may delay or impair our ability to develop IC-500 in accordance with our expected timelines.

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

Our business strategy includes a focus on developing transformative therapies for retinal diseases, including GA secondary to age-related macular degeneration and a number of orphan inherited retinal diseases. There are multiple companies pursuing the development of therapeutics targeting the complement pathway and gene therapy approaches for orphan and age-related retinal diseases. Some of them have better name recognition, more resources and a longer history of developing therapies than we do. Competition in this field is intense and especially for many inherited retinal diseases, there is a limited number of potential patients. If any of our competitors obtains FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, our competitors could establish a strong market position before we are able to enter the relevant market, which may significantly limit the commercial opportunity for our product candidates.

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

Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling patients for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development programs. Our timelines may be delayed to the extent clinical trials conducted by our competitors are enrolling patients that would otherwise be eligible to participate in our trials at the same time we are seeking to enroll these patients, such as may be the case for the GATHER2 trial, for which a number of other companies have active clinical trials.

Based on publicly available information, we are aware of the following research and development programs that may be competitive with programs we are pursuing. Other competitive programs may exist of which we are not aware.

Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Alexion Pharmaceuticals, Inc., Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics, Hemera Biosciences, Inc., MorphoSys AG, NGM Biopharmaceuticals Inc., Novartis AG, and Roche AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gyroscope Therapeutics and Hemera Biosciences, complement inhibitor gene therapies and AGTC has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3. In July 2020, Apellis announced that it had completed patient enrollment in its Phase 3 program with a total of 1,259 patients, and it expected to announce top-line data from the trials in the third quarter of 2021. If Apellis's Phase 3 program for its C3 complement inhibitor product candidate is successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, EyePoint Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc., Roche AG and Stealth BioTherapeutics Corp. (working in collaboration with Alexion Pharmaceuticals, Inc.), are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Gemini Therapeutics and Roche AG (through Genentech Inc.), which are pursuing HtrA1 inhibition as a mechanism of action.

Competitive considerations for Stargardt disease:

•There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. We are aware that AGTC, Alkeus Pharmaceuticals, Inc., Beam Therapeutics Inc., Generation Bio Co., Kubota Vision Inc. (formerly Acucela), Lin BioScience, Inc., Nightstar Therapeutics plc (prior to its acquisition by Biogen), or Nightstar, ProQR Therapeutics N.V., or ProQR, and Spark Therapeutics each have research or development programs in Stargardt disease. Three of these programs, Alkeus, Kubota and Lin BioScience, are exploring the use of oral therapeutics, while AGTC, Nightstar and Spark are each using a gene therapy approach, Beam is using a base editing approach, and ProQR is using an RNA based approach. Kubota’s product candidate, to which the FDA and the EMA granted orphan drug designation in August 2020, is in Phase 3 development while Alkeus’s product candidate is in Phase 2 development. In addition, several academic organizations have early stage programs in Stargardt disease.

Competitive considerations for RHO-adRP:

•We are aware that ProQR is developing an RNA-based therapeutic for RHO-adRP, for which it is currently conducting a Phase 1/2 clinical trial. Ocugen, Inc. is developing a gene therapy for RHO-adRP, for which the FDA granted orphan drug designation on July 27, 2020. In addition, prior to its acquisition by Biogen, Nightstar had a preclinical AAV gene therapy program in RHO-adRP. 4D Molecular Therapeutics is developing an intravitreal gene therapy for RHO-adRP. Editas Medicine, Inc. is exploring a potential gene editing program in this disease. We are also aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP.

Competitive considerations for BEST1-related IRDs:

•We are aware that, prior to its acquisition by Biogen, Nightstar had a preclinical AAV gene therapy program for one or more BEST1-related IRDs.

Competitive considerations for LCA10:

•We are aware that Editas Medicine, Inc. has a gene editing program for LCA10, for which a Phase 1/2 clinical trial is ongoing, ProQR is developing an RNA-based therapeutic for LCA10 that is currently in Phase 2/3 development, Generation Bio Co. has a preclinical program that utilizes ceDNA technology to target LCA10 and Oxford Biomedica plc is developing a lentiviral gene therapy program for LCA10 that is in preclinical development. In addition, several academic institutions have preclinical programs in LCA10.

Competitive considerations for USH2A-related IRDs:

•There are a number of products in preclinical research and clinical development by third parties to treat USH2A-related IRDs. We are aware that ProQR is pursuing two RNA based approaches for different mutations causing Usher 2A, one of which is currently in Phase 1/2 clinical development and the other of which is in preclinical development. We are also aware that Editas Medicine, Inc. and Odylia Therapeutics are exploring potential programs in USH2A-related IRDs.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing any of our product candidates that we develop if and when any such product candidate is approved.

As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We currently do not have any sales, marketing or distribution infrastructure or dedicated personnel. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product is approved, the territories in which the product may be marketed and the commercial potential for such product candidate. We are developing Zimura and IC-500 for GA secondary to AMD, which is a condition affecting a relatively large number of individuals. In contrast, our gene therapy programs are currently being developed for orphan IRDs with a limited number of affected individuals. If any of our product candidates is approved, the size and nature of the affected patient population will be an important factor in our commercial strategy. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retinal specialists, or sub-specialists, such as retinal specialists with particular expertise in IRDs.

There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•the inability of sales personnel to obtain access to adequate numbers of physicians who may prescribe our products;

•the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating an independent sales and marketing organization.

There are also risks involved with having third parties perform sales, marketing and distribution services on our behalf. If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute ourselves any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not or are unable to establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we would not be successful in commercializing our product candidates, if approved.

Even if any of our product candidates receives marketing approval, such product candidate may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for any of our product candidates may be smaller than we estimate.

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

•for treatment regimens calling for multiple intravitreal injections on the same day, restrictions in the label imposing a waiting period in between intravitreal injections;

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

In addition, the potential market opportunity for any product candidate is difficult to estimate precisely. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our expectations of the safety and effectiveness of the relevant product candidate, the expected patient population for our product candidates, our industry knowledge, the competitive landscape for the indications for which we are developing our product candidates, market response to anti-VEGF agents currently approved for treatment of wet AMD and to Spark Therapeutics's Luxturna® and Novartis AG's Zolgensma®, third-party research reports and other surveys. The potential market opportunity for our product candidates may also differ across geographies. While we believe that our internal assumptions are reasonable, any of these assumptions could prove to be inaccurate, and the actual market for such product candidates could be smaller than our estimates of our potential market opportunity.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country.  Health care reform, including increasing scrutiny of drug prices, is an issue of intense political focus, particularly in the United States. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals or in ways that could alter the mechanism by which pharmaceutical prices are negotiated or otherwise determined.  Many countries outside the United States require approval of the sale price of a drug before it can be marketed, and to apply for and obtain such an approval in certain countries, we or a commercialization partner may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control or negotiation even after initial approval is granted. In particular for Zimura in GA, we may need to demonstrate a relative benefit in functional vision in order to obtain reimbursement approval, although our clinical trials, which use an anatomic endpoint as the primary efficacy endpoint, are not designed to demonstrate a functional benefit with statistical significance. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or any commercialization partner’s commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval and are widely accepted and prescribed or used by physicians.

In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. Because there are only two FDA-approved gene replacement therapy products, both of which launched in the United States within the past three years, the pricing environment for gene therapies is in the very early stages of its development. Gene therapies are generally intended to be one-time treatments or, at a minimum, to provide a benefit over an extended period lasting several years. If we are successful in obtaining marketing approval for any of our gene therapy product candidates, we will need to convince third-party payors of the value that our gene therapy product offers. Third-party payors may be unwilling to accept substantial upfront costs for a therapy where the benefits may not be realized or are realized over a period of years during which the patient may no longer be enrolled in the payor's plan. Although payors and manufacturers may be incentivized to agree to outcomes-based payment structures for gene therapies, where manufacturers provide rebates or a portion of the contract price is forgiven if an efficacy or durability threshold is not met for an individual patient, market dynamics in the United States currently do not facilitate these types of outcome-based payments, in particular because of rules that require that government payors, such as Medicaid, receive the “best price” for a drug, regardless of outcome. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny. In particular, the $2.1 million list price for Zolgensma has generated significant public scrutiny over the prices of new pharmaceuticals coming to the market, including gene therapies, and as a result, Novartis has proposed permitting third-party payors to pay for Zolgensma in annual installments over five years instead of as a lump sum. Moreover, if we obtain marketing approval for a product candidate, such as Zimura, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA secondary to AMD, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.

Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Trump Administration, the U.S. Congress and many states. For example, the Trump Administration, through the Center for Medicare & Medicaid Service, or CMS, announced in late 2018 an advance notice of proposed rulemaking describing a potential mandatory reference pricing model for Medicare Part B drugs under which the prices paid for these drugs will be adjusted in relation to an international pricing index that includes prevailing prices from other countries with strict price controls. The reference pricing model has found support from some members of the U.S. Congress. In September 2020, the Trump Administration issued an executive order directing the Secretary of the Department of Health and Human Services, or HHS, to propose rulemaking that would limit the prices paid by Medicare for certain drugs and biologics to the "most favored nation" price.  If this kind of rule were to be adopted, especially for AMD drugs where a large portion of the patient population is over the age of 65 and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. Moreover, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. For example, several insurers have limited the subpopulation for or imposed additional eligibility criteria for paying for Zolgensma, beyond the requirements of the approved FDA label, such as requiring that any eligible patients must receive another treatment first and demonstrate that the other treatment is ineffective before using Zolgensma. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States, which President Trump and many members of the U.S. Congress expressed an interest in pursuing. In September 2020, HHS issued a rule permitting limited importation of drugs from Canada. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our and any commercialization partner’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our financial condition, or our ability to raise capital needed to commercialize products.

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

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future, including to support potential commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or product candidates of sufficient quality, which could delay, prevent or impair our development or commercialization efforts. The COVID-19 pandemic has affected our contract manufacturers' operations and the manufacture of our product candidates.

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

We have historically relied on, and purchased on a purchase order basis from, a single third-party manufacturer, Agilent, to provide Zimura drug substance. We do not currently have any contractual commitments with Agilent for the long-term clinical or commercial supply of Zimura drug substance and we may not be able to come to agreement with Agilent for scale-up and validation activities and long-term clinical or commercial supply. We have engaged a different manufacturer for additional supply of Zimura drug substance. We may ultimately need to rely on one or multiple manufacturers for long-term supply of Zimura drug substance. We have also historically relied on a single third-party manufacturer, Ajinomoto, for Zimura drug product. We have engaged a second fill/finish service provider for additional supply of Zimura drug product. We may ultimately need to rely on one or multiple manufacturers for long-term supply of Zimura drug product using our selected vial.

We purchase the PEG starting material used to modify the chemically synthesized aptamer in Zimura on a purchase order basis from a single third-party supplier. We are in discussions with this supplier for a long-term supply agreement for the PEG starting material. For these and any other manufacturers with which we do not have any contractual commitments for supply, the pricing and other terms for supply may vary, even substantially, over time and could adversely affect our financial results and operations.

We have engaged a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. For IC-500, we have engaged a CDMO to conduct process development, scale-up and cGMP manufacture of the drug substance and drug product for preclinical toxicology studies and clinical trials.

Our current and anticipated future dependence upon others for the manufacture of the product candidates that we are developing or may develop may adversely affect our business plan and future growth. For example, any performance failure or differing priorities on the part of our existing or future manufacturers could delay preclinical or clinical development or marketing approval of our product candidates. Our dependence on third party manufacturers may limit our ability to commercialize on a timely and competitive basis any products that receive marketing approval. We may not have adequate or timely visibility over issues at our third-party manufacturers, and may not become aware of any such issues until the effect on our programs, if any, has already materialized.

Our long-time third-party manufacturer for Zimura drug substance and our CDMO for IC-100 and IC-200 are currently undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. Our third-party manufacturer for Zimura drug substance informed us that as a result of competing demands from other customers, its ability to support our scale up and future manufacturing activities for Zimura is limited. As a result, we have engaged a different supplier that may become our primary or new sole supplier for Zimura drug substance, and the timing, costs, progress, quality and outcome of our planned manufacturing activities for Zimura may be negatively affected. In addition, expansion experienced by other manufacturers and suppliers that we use, including any issues that they may experience while expanding, could negatively impact the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development plans.

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

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers have limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes have affected how we work with our manufacturers and have resulted in minor delays to the progress of our manufacturing activities. For example, we were unable to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-100 and IC-200, which caused minor delays to our manufacturing timelines for both programs and which may affect the quality of the materials produced during those activities. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, that are essential for the manufacture of our product candidates. For example, the COVID-19 pandemic and governmental measures in response caused a delay to the process development activities at our drug substance manufacturer for IC-500 as a result of difficulty in procuring one of the critical starting materials used in the manufacture of IC-500 from China. The COVID-19 pandemic may cause additional disruptions to the supply of starting materials for our product candidates.

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

•the possible misappropriation of our proprietary information, including our trade secrets and know-how, or the proprietary information of third parties that we are responsible for protecting; and

•the possible termination or non renewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

We rely upon third parties in conducting our preclinical development activities and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such activities. The COVID-19 pandemic has affected operations at our academic collaborators and delayed some of our sponsored research activities.

We are relying upon and expect in the future to rely upon third parties, such as contract research organizations, or CROs, clinical data management organizations, biostatisticians, medical institutions (including reading centers) and clinical investigators, in conducting our preclinical testing, analytical testing and clinical trials for our product candidates. These third parties may also have relationships with other entities, some of which may be our competitors. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.

We also rely upon our university collaborators to conduct some of our preclinical studies. In particular, Penn has the canine disease models for two of the diseases we are aiming to treat: RHO-adRP and BEST1-related retinal diseases. Our preclinical development plans for both IC-100 and IC-200 include conducting certain preclinical studies using the associated canine disease models. We have experienced some delays in the breeding of the canines for our IND-enabling study for IC-200. If the canines that we are intending to use are not available to us for any reason, our development of IC-200 could potentially be delayed or otherwise adversely affected.

The COVID-19 pandemic has caused our university collaborators to limit the number of staff on site and the types of activities that may be conducted in their laboratories. Penn restricted their researchers from being on site in their laboratories and closed a number of research centers that our researchers use for data analysis, which has limited their ability to analyze some of the data generated during our preclinical studies. As a result, our receipt of data and reports from some of those studies have been delayed. In addition, we curtailed some of the analysis we had originally planned for one of the preclinical studies for our IC-200 program. The University of Florida, or UF, also limited staff on site in their laboratories and vector production facilities, which has delayed our obtaining certain reagents and other materials used for our gene therapy programs. In addition, UMMS suspended researcher access to their laboratories and the conduct of certain animal studies, which has delayed our timelines for our miniCEP290 and miniUSH2A sponsored research programs. Shortages and governmental restrictions arising from the COVID-19 pandemic may also disrupt the ability of our academic collaborators, clinical trial sites and other contract research organizations to procure items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials, including personal protective equipment for site staff, or animals that are used for preclinical studies. There is no guarantee that the COVID-19 pandemic will not further impact our supply chain, which could have a material impact on our research and development programs.

Our reliance on these third parties for preclinical testing, analytical testing and clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial.

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

Over the past few years, there has been increasing oversight by the FDA and other regulatory authorities on data integrity, especially in the research and development of novel therapies such as gene therapies. We rely upon the practices of and systems in place at our third party collaborators in generating data to support our preclinical and clinical development programs and for quality control over this data. Their practices and systems vary in scope and effectiveness and we have a limited number of personnel to supervise, including to perform quality assurance of, those practices and systems. The COVID-19 pandemic has prevented us from performing audits on our vendors and clinical trial sites that we otherwise would have performed, which decreases the level of oversight we have over those vendors and clinical trial sites and increases the risk of non-compliance. Any failure of such practices or systems to comply with our stated protocols or regulatory requirements could adversely affect the quality of the data generated by these studies. For a number of our analytical development and testing providers, our CDMOs subcontract and manage that work on our behalf and we have less visibility into or control over their activities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies, analytical testing or clinical trials in accordance with regulatory requirements or our stated protocols, we would not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and would not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also rely upon other third parties to store, package, label and distribute drug supplies for our clinical trials and to store materials for our development activities. In particular, we rely on a limited number of third parties to store starting materials, drug substance and drug product for our product candidates and programs. Our product candidates are required to be stored and shipped at certain temperatures and a deviation from those requirements may result in delays or additional costs. Any performance failure on the part of these third parties could delay preclinical development, clinical development or marketing approval of our product candidates or commercialization of our products and adversely affect our results of operations.

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

The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses and the hiring of additional qualified personnel. In addition, the development or commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. A number of countries require sponsors to perform a clinical trial in the local jurisdiction or with patients similar to the demographics of the local population as a condition to approving the drug. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we continue to explore potential collaboration opportunities for the further development and potential commercialization of Zimura.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials and other data we have generated for the product candidate, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, any patent or other forms of exclusivity for such product candidate and the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. For our gene therapy programs, we are party to in-license agreements that limit who we can collaborate with or require the approval of our licensor for us to enter into a collaboration, and any future license agreements that we may enter into may have similar restrictions. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among pharmaceutical and biotechnology companies over the past decade that have resulted in a reduced number of potential future collaborators and this trend is likely to continue.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop those product candidates or bring them to market and generate product revenue in line with our expectations.

If we enter into collaborations with third parties for the development or commercialization of our product candidates, any such collaborations will carry numerous risks. If any of our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop or commercialize our product candidates, either in the United States, or in markets outside the United States. We also may seek third-party collaborators for development and commercialization of other product candidates we may develop. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any arrangements with third parties, we would likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates could pose numerous risks to us, including the following:

•collaborators, including marketing and distribution collaborators, have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

•collaborators may de-emphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, changes in product candidate priorities or available funding or changes in priorities as a result of a merger, acquisition or other corporate restructuring or transaction;

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

•we may be obligated to supply the collaborator with drug substance or drug product in an amount sufficient for its needs, or may be dependent on the supply of certain materials or products by the collaborator;

•disagreements or disputes with collaborators, including disagreements or disputes over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the research, development or commercialization of products or product candidates, might lead to additional responsibilities for us with respect to product candidates or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and expensive, and be uncertain in outcome;

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

•laws or practices in certain foreign jurisdictions may require that as a condition of working with a collaborator in such jurisdiction, we agree to certain foreign ownership restrictions, use certain local services or providers, share or license certain of our proprietary information or technology or agree to other conditions that are not attractive to us; and

•collaborations may be terminated at the convenience of the collaborator, our breach of the terms of the collaboration or other reasons and, if terminated, we may need to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

We are party to a license agreement with Archemix on which we depend for rights to Zimura. We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with UMMS for our miniCEP290 program. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. Under the license agreements for our product candidates, we would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right. The Inception 4 Merger Agreement, pursuant to which we acquired IC-500, also imposes specified diligence and milestone payment obligations on us. We may enter into acquisition or licensing agreements in the future that could impose similar obligations on us.

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

Moreover, the license agreements for IC-100, IC-200 and our miniCEP290 program reserve for the licensing academic institutions the right to continue to practice for research and educational purposes, the inventions covered by the intellectual property rights that we have in-licensed. These licensing institutions or their collaborators may generate scientific, preclinical or clinical data with respect to our product candidates, separate from our research and development efforts, that is inconsistent with other data for such product candidates, including additional preclinical and clinical data that we develop. Investigators at these institutions may publish, present, or otherwise publicly disclose this data, which may have an adverse impact on the prospects of the development of our product candidates and may harm our business. In addition, these institutions may use these data to support new patent applications which could result in the issuance of patents that may limit our freedom to operate without our obtaining additional licenses to these newly developed inventions.

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

We currently rely on and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. We expect the clinical development of Zimura to continue for at least the next several years. If so, the patents covering Zimura may expire before the date by which we or a potential commercial partner would be able to commercialize Zimura in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch Zimura prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. Although the patent rights under existing patent applications for IC-100, IC-200, IC-500 and our miniCEP290 program are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.

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

Our licensed patent rights for IC-200 and certain of our licensed patent rights for Zimura and IC-100 are method-of-treatment patents and patent applications. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as our product candidates would limit our ability to generate revenue from the sale of such product candidates, if approved for commercial sale. In addition, European patent law generally makes the issuance and enforcement of patents that cover methods of treatment of the human body difficult. Further, once the composition-of-matter patents relating to Zimura or IC-100 in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as Zimura or IC-100 in that jurisdiction so long as these competitors do not infringe any of our other patents covering Zimura’s or IC-100's composition of matter or method of use or manufacture, do not violate the terms of any marketing exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as Zimura or IC-100, even if such use infringes any of our method-of-treatment patents.

Additionally, we do not currently have any composition-of-matter patent applications or patents covering IC-200. The method-of-treatment patent applications that Penn filed and which we in-licensed may be declared unpatentable or invalidated. If the patent applications protecting IC-200 are declared unpatentable or invalidated, it may diminish the value of IC-200 and our competitive position.

Depending on potential delays in the regulatory review process for any of our product candidates, we may be able to obtain patent term extension for one of our patents in the United States under the Hatch-Waxman Act, which permits a patent extension term of up to five years as partial compensation for the portion of the patent term effectively lost during product development and the FDA regulatory review process occurring after the issuance of a patent, but we can provide no assurances that such an extension term will be obtained. Similar to the patent term extension available in the United States, the regulatory framework in the European Union and certain other foreign jurisdictions provides the opportunity to extend the term of a patent that covers an approved drug in certain circumstances. Notwithstanding the availability of patent term extension provisions, we may not be granted patent term extensions because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements, such as using diligent efforts to develop a drug candidate. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term or scope of any such extension is less than we request, any period during which we have the right to exclusively market our product would be shorter than we would otherwise expect, and our competitors may commercialize competing products following our patent expiration, and our revenue could be reduced, possibly materially.

The Hatch-Waxman Act also permits the manufacture, use, offer for sale, sale or importation of a patented invention other than a new animal drug or veterinary biological product, if the manufacture, use, offer for sale, sale or importation is solely for uses that are reasonably related to development of information that could be submitted to the FDA. For this reason, our competitors might be able under certain circumstances to perform activities within the scope of the U.S. patents that we own or in-licensed without infringing such patents. This might enable our competitors to develop during the lifetime of these patents drugs that compete with our product candidates.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify or protect patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we may not pursue or obtain patent protection in all major markets. Moreover, in some circumstances, we do not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties or covering technology that a collaboration or commercialization partner may develop, the eventual commercialization of which could potentially entitle us to royalty payments. In some circumstances, our licensors may have the right to enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our ability to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Moreover, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, term, validity, enforceability and commercial value of our patent rights are highly uncertain.

Our pending and future patent applications, and any collaboration or commercialization partner’s pending and future patent applications, may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our or their ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We or any collaboration or commercialization partner may not be able to generate sufficient additional data on a timely basis, or at all. In addition, the issuance of any patents will depend on the existence of any prior art that comes to the patent examiner's attention during prosecution, sometimes through the actions of third parties, and whether our claimed invention meets the statutory criteria for being granted a patent in light of the prior art. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our or a collaboration or commercialization partner’s patents or narrow the scope of our or their patent protection.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, revised United States patent law in part by changing the standard for patent approval from a “first to invent” standard, which had existed before March 2013, to a “first to file” standard and developing a post-grant review system. For example, if we are the first to invent a new product or its use, but another party is the first to file a patent application on this invention, under the new law the other party may be entitled to the patent rights on the invention.

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

Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time consuming. For some of our licensed patent rights, we may need the cooperation of our licensors to file such claims. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable and we may not be able to obtain injunctive relief. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third parties may initiate legal proceedings or take other actions alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators, including our contract manufacturers and any commercial partners, to develop, manufacture, market and sell our product candidates and products and use our proprietary technologies without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. New patent applications in the field of biotechnology and pharmaceuticals, and gene therapies in particular, are being filed at a rapid pace.

There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We or any collaborators may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, re-examination, post-grant review, inter partes review, opposition, cancellation or similar proceedings before the USPTO or its foreign counterparts. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization.

Third parties may assert infringement or other claims against us or our collaborators based on existing or future intellectual property rights. We or they may not be aware of all such intellectual property rights potentially relating to our product candidates and their manufacture, use or sale. In addition, contract manufacturers may inadvertently incorporate intellectual property belonging to third parties into our products or the manufacturing processes for these products without our knowledge. There is a lag between the filing of a patent application, which generally establishes the priority date of a patent claim, and the publication of such patent application. During the period between filing of a patent application and publication of the application, we would not otherwise have a means of discovering the existence or extent of the claimed inventions contained in a filed but unpublished patent application. Patent applications are often drafted broadly, and the scope of patent claims that may ultimately issue may not be known until several years after a patent application is filed and published. We may make development or pipeline decisions based on our belief that our product candidates can be distinguished from patent claims contained in published patent applications or issued patents, that patent claims contained in published patent applications are unlikely to issue as drafted, or that claims contained in issued patents are invalid. These positions regarding third-party intellectual property may not ultimately be successful in litigation. Thus, we do not know with certainty that our product candidates, or our intended manufacture or commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

If we are or any of our collaborators is found to infringe or otherwise violate a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates or products or to continue using a trademark. However, we or our collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or they were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our collaborators and could require us or them to make substantial licensing and royalty payments. We or our collaborators could be forced, including by court order, to cease using or commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us or our collaborators from making or commercializing our product candidates or force us or them to cease some of our business operations, which could materially harm our business. Claims that we or our collaborators have misappropriated the confidential information or trade secrets of third parties could expose us or them to similar liabilities and have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees or contractors have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees and contractors were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees or contractors have used or disclosed intellectual property, including trade secrets or other proprietary information, of such employee’s or contractor’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, because we acquired some of the rights to our product candidates from third parties, we must rely upon these third parties' practices, and those of their predecessors, with regard to the assignment of intellectual property therein, including the intellectual property rights protecting the HtrA1 inhibitors we acquired in the Inception 4 acquisition transaction. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

In addition, we may decide not to pursue patent prosecution in certain markets or jurisdictions. For example, we may decide that the costs of obtaining and maintaining patent protection in a certain jurisdiction may outweigh the commercial benefits of patent protection. If so, our competitors may enter into and commercialize identical or similar products in that jurisdiction and if we choose to commercialize our products in that jurisdiction, we may not be able to exclude our competitors in the same way as if we had chosen to pursue patent prosecution in that jurisdiction.

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

In addition to seeking patents for some of our technology and products, we also rely upon trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our outside scientific collaborators, contract manufacturers, potential business development counterparties, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have executed such agreements with each party that may have or have had access to our trade secrets. Moreover, because we acquired our HtrA1 inhibitor program through the acquisition of Inception 4, we are relying upon Inception 4's, and its prior owner's, practices with regard to the protection of trade secrets and intellectual property rights for the period prior to our acquisition of Inception 4. Any party with whom we or they have executed a non-disclosure and confidentiality agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not become aware of such breach or may not be able to obtain adequate remedies. Our proprietary information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems.

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

Risks Related to Information Technology and Data Protection

We rely significantly upon our information technology systems and those of our service providers and any failure, inadequacy, interruption or security lapse of those systems could harm our ability to operate our business effectively. Information technology risks have become more significant over time, including as a result of widespread remote working during the COVID-19 pandemic.

In the ordinary course of business, we and our third-party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential information relating to our business and relating to our clinical trial participants, clinical investigators and other study staff, other business collaborators and employees. In particular, we rely on clinical data management organizations, CROs and other third parties to store and manage data generated from our preclinical research and development activities and from our clinical trials. The secure maintenance of this sensitive information is critical to our business and reputation.

We have implemented a number of measures to protect our information technology systems. These measures include, among others, creation of a cyber-security governance team and standard operating procedures for responding to any cyber-security incidents, mandatory routine cyber-security training, including social engineering training, for our employees and consultants with access to our information technology systems, and engagement of a third-party vendor to regularly assess our informational technology systems and potential vulnerabilities.

Despite the implementation of security measures, our internal computer systems and those of our third-party contractors are vulnerable to compromise, damage, loss or exfiltration from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, companies and other entities and individuals have been increasingly subject to a wide variety of cyber and ransomware attacks, phishing scams and other attempts to gain unauthorized access to systems and information, including through social engineering. The number and complexity of these threats continue to increase over time. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our third-party contractors. In particular, there have been increasing number of cyber threats and attempts by foreign hackers targeted towards U.S. pharmaceutical and biotechnology companies.

As a result of the COVID-19 pandemic, we have switched to remote working since mid-March 2020 and as a result, have increasingly relied upon teleconferencing and cloud-based means of communication and data storage. Many other companies have done the same. There have been numerous publicized attempts of bad actors attempting to intercept proprietary communications. We may be similarly susceptible to those kinds of threats.

For information stored with our third-party contractors, we rely upon, and the integrity and confidentiality of such information is dependent upon, the risk mitigation efforts such third-party contractors have in place. Cyber-attacks have become more prevalent and much harder to detect and defend against. Our and our third-party contractors’ respective network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. We or our third-party contractors might not anticipate or immediately detect such incidents and the damage caused by such incidents. System failures, data breaches and any unauthorized access or disclosure of our information or data could compromise our intellectual property and expose sensitive business or personal information. System failures or accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our research and development activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. Moreover, if a breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation could be damaged.

One of our vendors for the GATHER2 trial recently suffered a ransomware attack on several of its servers. This incident caused us to deploy a backup process for the work this vendor was performing for us, while the vendor investigated and worked to mitigate the effects of the incident. Although we do not believe this incident had a material impact on the GATHER2 trial or otherwise on our business or operations, similar kinds of incidents may occur in the future with this or our other vendors.

A data security breach could also lead to unauthorized exposure of personal information of our clinical trial participants, our clinical investigators or other study staff, our employees or others. Cyber-attacks and the measures we implement to prevent, detect, and respond to them could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, expose us to contractual damages and/or regulatory liability, require us to make certain breach notifications, divert the attention of our management and key information technology resources, harm our reputation and deter patients, clinical investigators or other business collaborators from participating in our clinical trials or otherwise working with us. Any loss of preclinical data or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product development and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data in line with our expectations, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, and those frameworks may not be consistent. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities and their rights, conducting data protection impact assessments before starting certain processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party data processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR also provides certain discretion to individual European member states, and many of them have enacted local legislation implementing the GDPR that differ from one another. The GDPR compliance framework is evolving as data protection authorities enforce applicable requirements and as European courts interpret the GDPR. We are aware that many other countries have enacted or are considering legislation similar to the GDPR.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels with the authority to review our privacy and data security practices. The Federal Trade Commission and state Attorneys General have been increasingly active in reviewing companies' privacy and data security practices in relation to consumer information. New legislation and regulations are being considered, and in certain cases enacted, at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, although the CCPA exempts certain information collected as part of a clinical trial that is subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). The New York SHIELD Act, which became fully effective in March 2020, imposes certain data security and data breach notification requirements on organizations that collect personal information of New York residents. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. We also may be subject to consumer class action litigation related to alleged noncompliance with these laws. Even if we are not determined to have violated these laws, responding to government investigations and/or consumer litigation in these areas typically requires the expenditure of significant resources and has the potential to generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data on our behalf. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, have resulted in certain changes to our business practices, such as additional consideration given to the GDPR and other relevant data protection laws in setting up clinical trial agreements and informed consent forms for our GATHER2 trial, and may require further changes to our business practices. Any non-compliance by us or our employees, consultants or contractors with the GDPR or other data protection laws could lead to setbacks in the development or approval of our product candidates, government enforcement actions, private litigation, significant fines and penalties, or reputational harm and could have a material adverse effect on our business, financial condition or results of operations.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, recordkeeping, labeling, storage, advertising, promotion, sale and distribution and import and export, are subject to comprehensive regulation by the FDA, the EMA and comparable regulatory agencies in other countries.

In general, the FDA and similar regulatory authorities outside the United States require two adequate and well-controlled clinical trials demonstrating safety and effectiveness for marketing approval for an ophthalmic pharmaceutical product. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely upon third-party CROs to assist us in this process. Securing marketing approval requires obtaining positive safety and efficacy data from required clinical trials, as well as the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product's manufacturing processes to, and inspection of manufacturing facilities by, the relevant regulatory authorities. The FDA or other regulatory authorities may determine that a product candidate that we may develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional non-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In order to market and sell our product candidates in the European Union and many other jurisdictions, we or our third-party commercialization partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional non-clinical or clinical testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our third-party commercialization partners may not obtain marketing and/or reimbursement approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We and our third-party commercialization partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If our third-party commercial partners fail to obtain marketing approval in certain jurisdictions, it may diminish the value of our product candidate to them and cause them to terminate their relationship with us.

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

A fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program or for other reasons.

The FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and if the product demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process or for other reasons.

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

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to help design the clinical trials in an efficient manner.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission, as the case may be, during that marketing exclusivity period from approving another marketing application for a product that constitutes the same or similar drug treating the same indication, except in limited circumstances. If another sponsor receives such approval before we do, regardless of our orphan drug designation, we may be precluded from receiving marketing approval for our product candidate during the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. In the European Union, the exclusivity period can be extended by two years following the completion of an agreed pediatric investigation plan. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked, or a competing sponsor may be allowed on the market, if any regulatory agency determines that the request for designation was materially defective or if the sponsor having orphan drug exclusivity is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

Any product candidate for which we or our commercialization partners obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continued requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control and quality assurance, tracking of complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the possible requirement to implement a risk evaluation and mitigation strategy.

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

•injunctions or the imposition of civil or criminal penalties; and

•litigation.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with any applicable requirements related to the development of products for the pediatric population, can also result in significant penalties.

Our and our potential commercialization partners’ relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us and our commercialization partners to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers and third-party payors may expose us and our commercialization partners to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we and our commercialization partners market, sell and distribute any products for which we or they obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,665 and a maximum of $23,331 per false claim;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for benefits, items or services involving a healthcare benefit program;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and providing notifications of the breach of such information, by covered entities and certain business partners;

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. As Zimura advances in clinical development and toward potential commercialization, we plan to develop and implement a corporate compliance program to ensure that we will market and sell any future products that we successfully develop in compliance with all applicable laws and regulations, but we cannot guarantee that any such program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our commercialization partners’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us or them, we or they may be subject to significant civil, criminal and administrative penalties, including damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our or their operations. If any of the physicians or other healthcare providers or entities with whom we are doing business or expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, and as a result, our relationships with those healthcare providers or third parties may be adversely affected and our business and reputation may suffer.

Current and future legislation and regulations may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we or they may charge for such products, when and if approved.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any commercialization partners, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future commercialization partners, may charge for any approved products.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer rebate programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate,” which had required most Americans to carry a minimal level of health insurance. According to the Congressional Budget Office, the repeal of the individual mandate, which took effect in 2019, will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to amend or replace elements of the ACA during future congressional sessions.

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

In addition, in December 2018, a U.S. District Court in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. In December 2019, the U.S. Circuit Court of Appeals for the Fifth Circuit affirmed the lower court's ruling that the individual mandate portion of the ACA is unconstitutional and remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. In March 2020, the U.S. Supreme Court agreed to review this decision. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument in this case is scheduled for November 10, 2020. Litigation and legislation over the ACA are likely to continue, and there is additional uncertainty posed by the federal elections in November 2020 and other factors, with unpredictable and uncertain results.

We will continue to evaluate the effect that the ACA, its possible amendment or repeal and the actions of the Trump Administration in relation to the ACA could have on our business. It is possible that amendment or repeal initiatives, if enacted into law or through court order, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. While the timing and scope of any potential future legislation to amend or repeal ACA provisions is highly uncertain in many respects, including the possibility that any such amendment or repeal is brought about by a court ruling rather than legislative action, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be amended or repealed.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. In May 2018, the Trump Administration announced a plan that would include several initiatives designed to lower drug prices and additional similar proposals from HHS and CMS have followed. In September 2019, members of both houses of Congress unveiled separate bills aimed at controlling drug pricing and in December 2019, the House of Representatives passed its bill. At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing and to increase the transparency of drug pricing. Additionally, third party payors, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect additional measures addressing pharmaceutical pricing to be proposed and may be adopted in the future, which could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. For example, in September 2020, the Trump Administration published final rules that would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. Earlier, the FDA had issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). Further, on July 24, 2020, the Trump Administration announced that it had signed four executive orders on various policies to reduce drug prices. Subsequently, the President issued a fifth executive order which instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. Finally, the Trump Administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Drug pricing has continued to be a political issue in the 2020 federal elections and we expect it will continue to be an issue, with varying degrees of bipartisan support, for years to come.

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

In the European Union and other foreign jurisdictions, there are similar political, economic and regulatory developments as those in the United States, which may affect our ability to profitably commercialize our products, if approved in those jurisdictions.

Our operations may be dependent on the normal function of the FDA, the SEC and other government agencies. The inability of those agencies to obtain necessary funding and other effects from the political process could prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new product applications such as INDs, new drug applications and biologics license applications can be affected by a variety of factors, including government funding levels, ability to hire and retain key personnel and to accept the payment of user fees, and statutory, regulatory, and policy changes. Government funding of the FDA, the SEC and other government agencies on which our operations rely is subject to the political process, which is fluid and unpredictable. For example, over the past decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Additionally, the COVID-19 pandemic has caused many regulatory agencies, including the FDA, to reduce staff availability and operations. We may face impediments to scheduling or conducting regulatory meetings and approvals due to measures intended to limit in-person interactions. If a prolonged government restriction or shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. International Travel Act of 1961, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We have relationships with certain officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations, including a number of public hospitals that are our clinical trial sites. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons or governmental programs, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

If we or our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We and our third-party manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and produce hazardous waste products. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our or our contractors' use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources and any coverage provided by our insurance. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

We are a development-stage company with a total of 55 full-time employees as of November 1, 2020. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

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

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. As we conduct our GATHER2 trial and the expanded OPH2005 trial, prepare for the future development and potential commercialization of Zimura, and continue the development of IC-500 and our gene therapy programs, we have been and expect we will need to continue hiring additional clinical operations, quality assurance, manufacturing, analytical, medical, regulatory and other personnel from this limited pool. We also experience competition for the hiring of scientific, technical and clinical personnel from universities and research institutions. The COVID-19 pandemic has made interviewing and hiring qualified candidates more difficult.

In addition to our employees, we rely on consultants and advisors, including scientific, technical and clinical advisors, to assist us in formulating our research and development, manufacturing, commercialization and lifecycle management strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Many consultants and advisors, especially those with gene therapy experience, are high demand and we may not be able to obtain or retain their services for any number of reasons, which could limit our ability to pursue our strategy.

As a result of the COVID-19 pandemic, our entire company has been working remotely since March 2020 and we expect to continue working remotely for the foreseeable future. Our ability to continue to work remotely and when the conditions are appropriate, transition effectively to working in our offices, may affect our operations and the success of our company going forward.

In the middle of March 2020, we instituted a company-wide working from home policy, which has remained in effect. Our working from home policy may negatively impact productivity or disrupt our business, the magnitude of which will depend, in part, on the length of this remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We expect to work from home for the foreseeable future and will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention, the New York State Department of Health and the New Jersey Department of Health, in deciding if and when to transition back to working in our offices. We are also exploring new office space that may be more cost effective and suitable for working in a safe and socially distanced manner. We expect the transition to working in our offices, if any, to occur in stages. If and when we transition back to working at company sites, there may be an increased risk to our employees and contractors, including as a result of a second or subsequent wave of the COVID-19 pandemic. If any of them contracts COVID-19 as a result of or while conducting services for us, we may be subject to workers compensation or other claims. Because of our small size and the importance of our employees and contractors to the success of our company, their exposure to the COVID-19 pandemic may adversely affect our ability to carry on our operations.

If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. If any material weakness in our internal control over financial reporting is discovered or occurs in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. As previously disclosed, in 2015 our management concluded that we experienced a material weakness in internal controls that required us to restate the relevant financial statements and we took steps that year to address the deficiency and prevent similar deficiencies in the future. Although we have remediated this deficiency in internal control over financial reporting, we cannot be certain that the remedial measures that we took in the past or other measures we take in the future, especially in light of the decrease in staffing in our accounting and finance areas following our reduction in force during 2017, will ensure that we maintain adequate controls over our financial reporting going forward and, accordingly, additional material weaknesses could occur or be identified. The COVID-19 pandemic may also affect the effectiveness of our internal controls. Any future material weaknesses or combination of deficiencies could materially and adversely affect our ability to provide timely and accurate financial information and investors’ confidence in our internal controls and our company, which could cause our stock price to decline.

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

In addition, the COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. For example, we and certain of our current and former executive officers have been named as defendants in a purported class action lawsuit and a related shareholder derivative action following our announcement in December 2016 of the initial, top-line results from the first two of our Phase 3 Fovista trials for the treatment of wet AMD. See “Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, and cause additional volatility in the price of our common stock.

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, we issued 8,649,453 shares of our common stock to funds affiliated with Vivo Capital, LLC and Samsara BioCapital, LP in a private placement in June 2020. In accordance with our obligations under a stock purchase agreement executed in connection with the private placement, we have filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purposes of registering for resale these shares, which has been declared effective by the SEC, pursuant to which such shares can be freely sold and traded. If the holders of these shares sell, or the market perceives that these holders will sell, the shares currently held by them, the price of our common stock may decline.

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

As with any publicly traded company, the ownership percentage of our stockholders may be diluted in the future because of equity issuances for acquisitions, capital markets transactions, business development transactions or otherwise, including equity awards that we intend to continue to grant to our directors, officers and employees pursuant to our equity compensation plans. Our employees are also entitled, subject to certain conditions, to purchase our common stock at a discount pursuant to our Employee Stock Purchase Plan.

In addition, the pre-funded warrants that we issued in connection with our December 2019 and June 2020 public offerings are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders.

Also, our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

For more information about the dilutive effects of financing or business development transactions we may undertake, see the risk factor above, "Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates."

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

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
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the Securities and Exchange Commission on September 9, 2013)

3.2
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2019)

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the Securities and Exchange Commission on September 9, 2013)

10.1
Amendment No. 1 to the Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2020)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2
Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine month periods ended September 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders' Equity (unaudited) for the three and nine month periods ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2020 and 2019 and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: November 3, 2020	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)