Form 10-K
period 2020-12-31
IVERIC bio, Inc.
filed 2021-03-04
CIK 1410939

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36080
IVERIC bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8185347
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Five Penn Plaza,	Suite 2372
New York,	NY	10001
(Address of principal executive offices)		(Zip Code)

(212) 845-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ISEE	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒  Yes    ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $442.6 million, based on the closing price of the registrant's common stock on June 30, 2020.
The number of shares outstanding of the registrant's class of common stock, as of February 28, 2021: 90,140,797
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant's 2021 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2020.

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
•the actual and expected effects of the COVID-19 pandemic and related response measures on our business and operations, including the timing, costs, conduct and outcome of our research and development programs, the work and well-being of our employees, and our financial position;
•our expectations regarding the impact of results from GATHER1, our completed Phase 3 clinical trial evaluating Zimura for the treatment of geographic atrophy secondary to age-related macular degeneration, on our business and regulatory strategy, including our plans to pursue further development of Zimura;
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
•the timing, costs, conduct and outcome of STAR, our ongoing Phase 2b screening trial evaluating Zimura for the treatment of autosomal recessive Stargardt disease, including expectations regarding the recruitment of additional patients for this trial;
•our plans and expectations for developing Zimura in other indications and pursuing lifecycle improvement programs for Zimura;
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
•our plans and ability to consummate business development transactions, including potential collaboration or out-licensing opportunities for further development and potential commercialization of our product candidates, and in-licenses or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases;
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
•our personnel and human capital resources;
•our intellectual property position;
•the impact of existing and new governmental laws and regulations; and
•our competitive position.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly under the section "Summary of Principal Risk Factors" below and the risk factors detailed further in Item 1A, "Risk Factors" of Part I of this report and in our Securities and Exchange Commission reports filed after this report, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.
Summary of Principal Risk Factors
The following is a summary of the principal factors that make an investment in our company speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this summary, and other risks that we face, can be found in Item 1A. Risk Factors section of this Annual Report on
Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities Exchange Commission, before making an investment decision regarding our common stock. The forward-looking statements discussed above are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

1.We are a development-stage company without any approved products. The value of your investment is highly dependent on the success of our research and development programs, which carry numerous risks.

2.We have had a history of operating at significant losses and expect to continue to do so until we can successfully commercialize one or more of our product candidates, if ever. We may never achieve profitability.

3.We will need additional financing in order to finish developing and start commercializing one or more of our product candidates, if approved. Securing financing may be challenging and/or dilutive to our shareholders, and if we are unable to secure financing when needed, we may need to curtail our development programs.

4.The COVID-19 pandemic has adversely affected our business, for example, by impacting the initiation and conduct of our clinical trials, the work of our academic collaborators and contract manufacturing organizations, and aspects of our supply chain. Because of the ongoing and fluid nature of the pandemic, it will continue to affect our business.

5.Drug development is inherently risky with numerous scientific, technical, regulatory and other challenges. A promising drug candidate can fail at any time and for any number of reasons.

6.We are pursuing the development of our product candidates using novel mechanisms of action targeting indications for which there are no approved products. These include, for example, complement inhibition and inhibition of HtrA1 for GA; complement inhibition for autosomal recessive Stargardt disease; and gene therapy for RHO-adRP and BEST1-related IRDs. These approaches carry numerous scientific, regulatory and other risks.

7.We have not had any formal meetings with the FDA or the EMA regarding the results of the GATHER1 trial or our regulatory pathway for Zimura following GATHER1, and regulatory authorities may disagree with the design of or our conclusions from the GATHER1 trial, including our belief that it may serve as one of the two Phase 3 clinical trials required for approval by the FDA and EMA. The results of the GATHER2 trial may not replicate the results of the GATHER1 trial. We may need to conduct additional clinical trials or nonclinical studies for Zimura in order to obtain marketing approval.

8.Gene therapy is a novel area of disease treatment that is subject to numerous risks and uncertainties. We have no prior experience conducting clinical development of a gene therapy product.

9.We may discover safety issues with our product candidates due to known and currently unknown factors, which could hamper their further development.

10.Manufacturing our product candidates, including our gene therapies, is technically complex, expensive and time consuming. We may face issues with scaling up and validating the manufacturing process for Zimura. Issues with manufacturing can derail the further development or commercialization of our product candidates.

11.We face substantial competition from large pharmaceutical companies, smaller biotech companies and others.

12.To commercialize any of our product candidates, if approved, we will need to set up a sales and marketing infrastructure. The success of our commercialization efforts will depend in part on the degree of acceptance of our product candidates by patients, the medical community and payors.

13.We do not have any internal manufacturing facilities and rely heavily on our third-party contract manufacturers. They may have different business priorities than we do and may fail to meet our expectations or follow regulatory requirements, including cGMP requirements.

14.We do not have any internal laboratories and rely heavily on our third-party contract research organizations as well as our clinical trial sites and academic collaborators. They may have different priorities than we do and may fail to follow regulatory requirements, including GLP, GCP and other data integrity requirements.

15.If we choose to pursue a collaboration for the further development and potential commercialization of any of our product candidates, we may not be able to enter into a collaboration on favorable terms, or at all. Even if we are able to do so, the collaboration may not be successful.

16.We rely on patents to protect our proprietary position. We may not obtain the patent rights that we seek and/or we may not be able to exclude our competitors from relevant markets. We may be subject to litigation involving our patents or those of third parties.

17.We are highly dependent on our information security systems and those of third parties we work with. A cybersecurity incident may cause interruptions to the progress of our development programs and operations, financial or regulatory penalties and/or harm to our reputation.

18.We rely on a limited number of employees to conduct our operations, including supervising our outside vendors. The skills needed to advance our research and development programs and plan for eventual commercialization of our product candidates are highly specialized. We plan to hire additional qualified personnel to support the growth of our business. Hiring these personnel and retaining existing employees may be challenging.

19.We need to satisfy numerous regulatory requirements in order to secure marketing approval and reimbursement approval, if applicable, for any of our product candidates. These requirements differ across jurisdictions. Failure to satisfy and maintain those requirements can preclude us from commercializing our products.

20.We and any commercialization partners are subject to numerous healthcare laws and regulations governing our relationships with patients, healthcare professionals and third-party payors. Failure to comply with these requirements may adversely affect our business.

21.The reimbursement and payment regime for pharmaceutical products in the United States remains in flux, including as a result of the implementation of and litigation involving the Affordable Care Act. There are ongoing, and often bipartisan, efforts to reduce the prices of pharmaceutical products.
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
    Our therapeutics portfolio consists of our clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor, and our preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitor. We are currently targeting the following diseases with Zimura:
•geographic atrophy, or GA, which is the advanced stage of age-related macular degeneration, or AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and
•autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited condition characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue, leading to loss of vision.
We are developing IC-500 for GA secondary to AMD and potentially other age-related retinal diseases.
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
2020 Highlights and Our Strengths
In 2020, we achieved a number of significant company milestones, including the following:
•In June 2020, we completed and announced 18-month data from GATHER1, also known as OPH2003, an international, randomized, double-masked, sham controlled, multi-center clinical trial assessing the safety and efficacy of Zimura for the treatment of GA secondary to AMD. The 18-month data supported the previously announced 12-month data from this trial, which confirmed that Zimura met the prespecified primary endpoint in the trial in reducing the rate of GA growth in patients. The reduction in the mean rate of GA growth over 12 months using the square root transformation was 0.110 mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124 mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, indicating an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham for both dose groups. This data was statistically significant. GATHER1 was designed to be a Phase 2b screening trial, with the potential to qualify as a pivotal trial depending on the magnitude and statistical significance of the potential benefit observed. Based on the 12-month data, we believe that the GATHER1 trial qualifies as the first of two Phase 3 trials typically required by the U.S. Food and Drug Administration, or FDA, for marketing approval of a pharmaceutical product. In light of the 12-month data, we changed the phase designation of the GATHER1 trial to a Phase 2/3 trial and we believe it qualifies as a Phase 3 clinical trial.
•In June 2020, we dosed the first patient in GATHER2, also known as ISEE2008, an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial assessing the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We plan to enroll approximately 400 patients in this trial. We are continuing to recruit and enroll patients and expect to complete patient enrollment during the third quarter of 2021.
•In June 2020, we closed an underwritten public offering in which we sold 28,503,220 shares of our common stock and pre-funded warrants to purchase 1,914,280 shares of our common stock. Concurrently with the public offering, we sold 8,649,453 shares of our common stock in a private placement. The net proceeds from the public offering and private placement, after deducting underwriting discounts, placement agent fees and other offering expenses, was approximately $150.1 million.
•We continued to hire strategically to support key areas of our business, such as manufacturing, quality assurance and supply chain management, with a total of 22 full-time employees joining our team over the course of 2020. In response to the global COVID-19 pandemic and other current events, we increased our efforts to support the health and well-being and productivity of our employees and to undertake diversity, equity and inclusion initiatives.

    We believe a number of factors provide us a competitive advantage in retinal drug development for therapeutics and gene therapies. These factors include:
•Broad and deep portfolio of product candidates and development programs. We have built a broad and deep portfolio of therapeutic and gene therapy product candidates and programs that we believe are scientifically compelling, target diseases for which there are high unmet medical needs, and provide significant market opportunities. For our gene therapies, we are focused on using AAV for gene delivery, which we believe is generally safe for the eye and holds tremendous promise for treating a number of IRDs for which there are no currently approved treatments.
•Collaborative relationships with global clinical trial sites, leading academic institutions and key leaders in the ophthalmic field. We have an extensive network of over 300 ophthalmic clinical trial sites worldwide with which we have worked. We have deep relationships with global retina thought leaders. We have developed collaborative relationships with several leading academic institutions in gene therapy research, including the University of Massachusetts Medical School, or UMMS, the University of Pennsylvania, or Penn, and the University of Florida, or UF.
•Our clinical experience and growing capabilities. Our team has significant experience in the efficient execution of large-scale clinical trials for retinal diseases, and we are leveraging that experience as we conduct GATHER2 and prepare for the potential clinical development of our gene therapy product candidates. We have built and are continuing to build our internal and external capabilities in various areas, such as manufacturing, analytical development, quality assurance and control, preclinical research and regulatory affairs.
Business Development and Financing Activities
Beginning in 2017, we pursued a business development strategy focused on evaluating various available technologies to treat ophthalmic diseases, particularly those in the back of the eye, and exploring opportunities to obtain rights to additional products and product candidates employing these technologies. Our efforts resulted in the expansion of our research and development pipeline, including the addition of IC-100, IC-200 and IC-500 and a number of collaborative gene therapy sponsored research programs.
As we continue the development of our product candidates and programs and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We continue to explore potential collaboration and out-licensing opportunities for the future development and potential commercialization of our product candidates. In addition, we plan to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases, including technologies that may complement our existing product candidates and other strategic lifecycle initiatives.
For information about our follow-on public offerings that we completed in December 2019 and June 2020, please see the Liquidity and Capital Resources section of Management' s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 7 of this Annual Report on Form 10-K. We expect to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals.
Impact of COVID-19
Beginning in March 2020, the COVID-19 pandemic and measures taken to contain it have affected various aspects of our business and operations, including our clinical trials, our supply chain, our workforce and the work of our third-party contract manufacturers and academic collaborators. For example, in March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. Although we began patient enrollment for GATHER2 in June 2020, we and our clinical trial sites have implemented a number of changes to our clinical trial operations to protect the health and safety of our clinical trial participants and site staff. Additionally, many of our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities. In addition, shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers and contract research organizations to source needed materials.
In March 2020, as a result of the COVID-19 pandemic, we instituted company-wide remote working and we expect to continue working remotely for the foreseeable future. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.

    For a more detailed discussion of the actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Annual Report on Form 10-K, including Management's Discussion and Analysis of Results of Operations and Financial Position set forth in Part I, Item 7 and the Risk Factors set forth in Part I, Item 1A.
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

Age Related Macular Degeneration and Geographic Atrophy

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

    AMD, at its early stages, presents with abnormalities in the retinal pigment epithelium, or the RPE, and yellow-white deposits under the RPE known as drusen, which generally become larger and more numerous as AMD progresses. The RPE is a layer of cells within the retina on which photoreceptors, the cells in the retina that are responsible for capturing light and converting it to electrochemical signals to the brain, are dependent for nutrients, waste disposal and other needs. As the disease progresses with age to the advanced stage, it generally progresses as either the non-neovascular or dry form of AMD or the neovascular or wet form of the disease. In the dry form of AMD, the eventual loss of photoreceptors, RPE cells and associated capillary blood vessels in the macula results in marked thinning and/or atrophy of retinal tissue. This advanced stage of dry AMD is called GA. In the wet form of AMD, abnormal new blood vessels originate beneath the retina, in a layer called the choroid, and invade into the overlying retinal layers, through a process called choroidal neovascularization, or CNV. The macula of patients diagnosed with the wet form of AMD, who are usually treated with currently approved standard of care anti-vascular endothelial growth factor, or anti-VEGF, therapies, can continue to atrophy resulting in GA, which suggests that in many AMD patients, regardless of whether they have the dry or the wet form, the final anatomic outcome leading to loss of vision is GA.

    GA is a significant cause of bilateral, irreversible and severe loss of functional vision. Many individuals with GA experience dark spots in their field of vision, referred to as scotoma, even if their central vision remains normal. As a result, GA has a major impact on the functional vision, quality of life, and independence of affected individuals. The median time for development of central GA from the time of diagnosis is two and a half years with the condition expected to develop in the fellow eye within approximately seven years. Based on a comprehensive epidemiology study published in 2004 in Archives of Ophthalmology, we estimate that there are currently approximately 1.5 million people in the United States with GA. Furthermore, based on a study published in 2015 in the American Journal of Ophthalmology, we estimate that approximately 159,000 people in the United States develop GA each year. Although anti-VEGF therapy is available for treatment of wet AMD, no FDA or European Medicines Agency, or EMA, approved treatment is currently available for GA.

    The absence of treatment options for GA and many other stages of AMD represents an area of urgent unmet medical need and a major public health concern for the expanding elderly population.

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
    Humans generally inherit a complete set of genes from each of their parents, and therefore have two copies, or alleles, for each gene, either of which may carry a mutation, and either, or both, of which may be expressed in particular cells throughout the body. An inherited condition is referred to as autosomal recessive when the subject must inherit mutated alleles from each parent for the condition to manifest. An inherited condition is referred to as autosomal dominant when the subject must only inherit one mutated allele from either parent for the condition to manifest. The predominant or standard, non-mutated form of a gene is referred to as the wildtype form, and the protein resulting from expression of the wildtype gene is referred to as wildtype protein. In autosomal recessive conditions, because both alleles for a particular gene carry a mutation, the subject cannot produce any wildtype protein, and instead the proteins that are expressed, if any, have either limited or no function. In autosomal dominant conditions, a number of factors may contribute to the condition:
•a subject may express only the mutant allele and not the wildtype allele, resulting in production of only protein with limited or no function and not the wildtype protein;
•a subject may be expressing both alleles, but because of the mutation on one of the alleles, the amount of functional protein may not be sufficient; or
•the protein expressed by the mutant allele may be toxic to the cells in which it is produced.
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

Zimura
    We are currently developing our product candidate Zimura, a C5 complement inhibitor, for the treatment of two ophthalmic conditions: GA secondary to AMD and STGD1. In April 2020, we received fast track designation from the FDA for Zimura for the treatment of GA secondary to dry AMD. Zimura is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or an amino acid sequence. The specific three-dimensional structure of an aptamer, which results from its specific sequence, allows it to bind molecular targets with high selectivity and specificity. Zimura is a pegylated aptamer, which means that polyethylene glycol, or PEG, a common biochemical compound attached to drugs to increase their duration of action in the human body and to decrease immune response, is linked to the chemically-synthesized strand of RNA.
The Complement System and Its Potential Role in AMD and STGD1

    The complement system consists of a series of proteins that are involved in the defense of the body against infectious agents, or pathogens, and other foreign proteins. The complement system modulates a variety of immune and inflammatory responses to these pathogens and foreign proteins. Under normal circumstances, complement proteins, together with antibodies and white blood cells, act beneficially to protect the body by removing the pathogens and foreign proteins, along with other cellular debris. The complement system is generally tightly regulated, achieving the proper balance of activation and inhibition depending on the body’s requirements. Poorly regulated or aberrant activation of the complement system, without a balanced or proportional inhibition of complement proteins, may result in a variety of pathological conditions. For example, in a study published in Histology and Histopathology in 2012, researchers found that human retinal drusen deposits, which are the hallmark of AMD, contained components of complement proteins.
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

    Zimura is designed to target and inhibit the cleavage of complement protein C5 and the formation of the terminal fragments, C5a and C5b. By inhibiting the formation of complement system terminal fragments, Zimura may decrease the activation of inflammasomes and decrease the formation of MAC, thereby potentially avoiding or slowing the degeneration of RPE cells and providing the rationale as a potential therapy for various stages of AMD and STGD1.
Our Zimura Clinical Programs
    In 2020, we completed the GATHER1 trial and we currently have two clinical trials for Zimura ongoing. The following is a brief description of these trials and their current status:

•GATHER1 (GA secondary to AMD - completed): an international, randomized, double-masked, sham controlled, multi-center Phase 2/3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We enrolled 286 patients in this trial across multiple treatment groups, including various Zimura doses and sham control groups, and patients were treated and followed for 18 months. In October 2019, we announced positive 12-month data from this trial and in June 2020, we completed this trial and announced 18-month data from this trial, which supported the 12-month data. In this trial, the treatment effect was observed as early as 6 months, with an increase in the absolute difference of the mean change in GA growth for treatment with either Zimura 2 mg or Zimura 4 mg, as compared to sham, at each subsequent time point, suggesting the progressive benefit of continuous treatment with Zimura.

•GATHER2 (GA secondary to AMD - ongoing): an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We plan to enroll approximately 400 patients in this trial, who will be randomized into Zimura 2 mg and sham control groups. The prespecified primary efficacy endpoint will be the mean rate of change in GA growth over 12 months, as measured by fundus autofluorescence based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area, which is the same as that for the GATHER1 trial. We plan to treat and follow all patients for 24 months. We are continuing to recruit and enroll patients and expect to complete patient enrollment during the third quarter of 2021.

•STAR (also known as OPH2005; STGD1 - ongoing): an international, randomized, double-masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1. We initially enrolled 95 patients in the this trial, all of whom have completed their scheduled visits as of September 2020. In July 2020, we reopened enrollment in this trial in the United States. We plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. We have been and will remain masked until results are analyzed for all the patients in this trial.

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

•OPH2007, a Phase 2a clinical trial of various doses of Zimura administered in combination with Lucentis for the treatment of wet AMD, with a total of 64 patients enrolled and treated; and

•OPH2002: a very small Phase 2a clinical trial of Zimura in combination with anti-VEGF agents for the treatment of idiopathic polypoidal choroidal vasculopathy, or IPCV, in patients for whom anti-VEGF monotherapy had failed.

Over 350 patients have been treated with Zimura in these completed clinical trials, with treatment durations extending up to 18 months. All doses of Zimura administered in these trials were well-tolerated, with only a single occurrence of an adverse event, mild subcapsular cataract, assessed to be drug-related by participating investigators.

Although we are currently not pursuing development of Zimura in wet AMD or IPCV, we may evaluate opportunities for further development of Zimura in these indications, earlier stages of AMD and other age-related retinal diseases.

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

    An intravitreal injection results in elevation of intraocular pressure, or IOP, which is usually transient. In our clinical trials, the IOP is monitored after each intravitreal injection. Certain of the dosing regimens we are evaluating in STAR involve multiple intravitreal injections administered on the same day. Based on our clinical experience to date, we have not seen any meaningful or sustained increase in IOP in clinical trials involving multiple intravitreal injections on the same day, and we believe that multiple intravitreal injections likely could be delivered safely on the same day.

    Our Zimura clinical experience to date, as well as our ongoing clinical trials for Zimura, are described in greater detail below.

Zimura - GA and Dry AMD Trials

    GATHER1: Completed Clinical Trial Assessing the Safety and Efficacy of Various Doses of Zimura for GA Secondary to AMD
    In October 2019, we announced 12-month data from the GATHER1 trial and in June 2020, we completed and announced 18-month data from this trial. The primary efficacy analysis was performed at the 12-month time point. Pursuant to the clinical trial protocol, patients continued to be treated and followed through month 18. We remained masked regarding the treatment group to which each individual patient was randomized throughout the duration of the trial. Following the conclusion of the trial, we have continued to review and analyze the unmasked, individual patient data from this trial.
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
    As part of the modifications for Part 2 of the trial, we amended the clinical trial protocol to provide that patients in any arm of the trial who developed CNV in the study eye would be removed from the trial and any future study treatments and assessments, since we did not believe, at the time of the modifications, that GA lesions for patients with CNV in the study eye could be reliably measured with FAF images.
    Additionally, patients who had a prior history of intravitreal treatment for any indication in either eye were excluded, as well as patients with any ocular condition in the study eye that could affect central vision or otherwise confound assessments.
    Baseline Characteristics
    We collected baseline characteristics for all patients participating in the trial. GA area was measured based on the area of GA in square millimeters (mm2). Reported scientific literature indicates that the rate of GA growth may be dependent on the baseline lesion size, with larger GA lesions generally growing faster than smaller lesions, subject to an overall plateau effect as the GA grows to consume almost the entire macula. For this reason, patients were stratified in this trial based on their baseline lesion size. To further mitigate for the impact of baseline lesion size on the growth of GA, a square root transformation was performed. It is reported in the scientific literature and accepted in the field that using the square root of the lesion size for calculating the mean change in size over time mitigates for the impact of the baseline lesion size. We used the square root transformation of GA area, measured in millimeters (mm), to perform the assessment of the primary efficacy endpoint in the GATHER1 trial.
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
    12-Month Data
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

    Statistical Analysis for Efficacy Measures
    GATHER1 was designed as a Phase 2b screening trial based on the criteria described by Drs. Thomas Fleming and Barbara Richardson in their publication regarding clinical trial design in the context of microbicides for the prevention of HIV in the Journal of Infectious Disease in 2004. A screening trial uses the same primary efficacy endpoint as an anticipated Phase 3 clinical trial that would be used to support potential marketing approval. However, screening trials generally have a considerably smaller sample size than the anticipated Phase 3 clinical trial. Because it is particularly important to avoid false negative outcomes in a screening trial, screening trials may have higher false positive error rates than would typically be allowed in a Phase 3 trial.
    A Phase 2b screening trial has three possible outcomes:
•If the estimated effect size indicates low levels of benefit, the experimental intervention would be judged as not plausibly more efficacious than the sham control, and should be discarded in its current dosage in the indication evaluated;
•If the estimated effect size is moderate but clinically relevant, with a relatively low likelihood of being achieved (for example, a probability of less than 10%) if there truly were no effect, the experimental intervention would be judged as plausibly more efficacious than the sham control and should be evaluated definitively in subsequent Phase 3 clinical trials; or
•If the estimated effect size is clinically relevant and reaches the traditional threshold for statistical significance, as was the case in the GATHER1 trial for both the Zimura 2 mg and Zimura 4 mg dose groups as compared to the corresponding sham control groups, the trial could potentially serve as one of the two pivotal trials typically required for marketing approval.
A properly designed Phase 2b screening trial has a considerable likelihood of ruling out ineffective or harmful interventions, while providing encouraging (or even statistically significant) evidence of benefit that likely would require confirmation by one additional, independent Phase 3 trial.
    For the primary and secondary efficacy analyses we evaluated the ITT population in accordance with a prespecified statistical analysis plan.
    The statistical evidence from the GATHER1 trial regarding the comparison of Zimura 2 mg to sham control is provided by data from both Part 1, with a 1:1 randomization ratio of patients receiving Zimura 2 mg (25 patients) and sham (26 patients), as well as data from Part 2, with a 1:2 randomization ratio of patients receiving Zimura 2 mg (42 patients) and sham (84 patients), for a total of 67 patients receiving Zimura 2 mg and 110 patients receiving sham. While we believe it is appropriate to use the aggregate data from Parts 1 and 2 in the analysis of the relative effects of Zimura 2 mg as compared to sham, it would not be appropriate to simply pool the data from patients in both Parts 1 and 2, in particular, because the randomization fraction differs across these two parts of the trial. However, based on the randomization procedures used in each part of the trial, for purposes of statistical comparisons, within Part 1 of the trial, the 25 patients receiving Zimura 2 mg should be comparable to the 26 patients receiving sham. Similarly, for purposes of statistical comparisons, within Part 2 of the trial, the 42 patients receiving Zimura 2 mg should be comparable to the 84 patients receiving sham. The efficacy of Zimura 2 mg was therefore evaluated through an analysis which included a regression factor by trial part. The statistical analysis for the Zimura 4 mg group as compared to sham compares data for patients from Part 2 of the trial only. Data from patients receiving Zimura 1 mg in Part 1 of the trial was not part of the prespecified statistical analysis for the efficacy endpoints.
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
    Sensitivity analyses. We performed several sensitivity analyses to assess the impact of missing data on the robustness of the GATHER1 trial results.  The analyses we performed were based on approaches that the FDA generally recommends sponsors of investigational products use to evaluate their clinical data. Based on these analyses, and accounting for the data missing from our data set because of patient withdrawals or for other reasons, the statistical analysis for the 12 month data from the GATHER1 trial appear to be robust. Descriptions of these sensitivity analyses and their outcomes are summarized below. For a description of the thresholds we used to determine statistical significance on the primary efficacy endpoint, see the paragraph below the tables below under "Primary Efficacy Endpoint Data."
•A "shift imputation" approach, in which missing data are imputed, or replaced, by values calculated from similar patients with observed values, plus a defined shift. The analysis is repeated assuming a progressively larger shift with each iteration.  The analysis becomes increasingly conservative as the shift increases (because missing values are replaced by worse values than would have been observed, had the values not been missing). The shift is increased until a tipping point is reached and statistical significance is lost. If significance is lost for smaller shift values, the results of the analyses are sensitive to missing data, whereas if significance is lost for larger shift values, the results of the analyses are robust to missing data.
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
•Arbitrary imputation approaches, in which missing data are replaced by:
◦the mean value of the same treatment group, which seems a reasonable imputation approach since it replaces missing values by the mean of all observed values in the same treatment group;
◦the mean value of the comparator treatment group, which is a very conservative approach. If there is a treatment effect, missing values in the sham control group are replaced by better values, on average, from the Zimura treatment group, while missing values in the Zimura treatment group are replaced by worse values, on average, from the sham control group;

◦the mean value of both treatment groups, which is a conservative approach because it assumes no treatment effect for missing values; and
◦the mean value of the sham control group, which is also a conservative approach because it draws only upon data from the sham control group, which by definition did not have any treatment benefit.
Statistical significance for the reduction in mean rate of GA growth for the Zimura 2 mg and Zimura 4 mg groups as compared to the corresponding sham groups was retained for all arbitrary imputation approaches.
•A “pattern mixture model imputation” approach, which is a technically complex model and is especially useful when data are suspected to be missing “not at random”.
Statistical significance for the reduction in mean rate of GA growth for the Zimura 2 mg and Zimura 4 mg groups as compared to the corresponding sham groups was retained for the pattern mixture model imputation approach, which suggests again that the results of the analyses are robust to missing data, even if these data had been missing not at random.
Based on our sensitivity analyses, and accounting for the data missing from our data set because of patient withdrawals or for other reasons, we believe the statistical analysis for the 12 month data from the GATHER1 trial is robust.
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
Mean Rate of Change in GA Area from Baseline to Month 12
(MRM Analysis) (Square Root Transformation)

Cohort	Zimura 2 mg (N = 67)	Sham 2 mg (N = 110)	Difference	P-value	% Difference
Mean Change in GA(a) (mm)	0.292(b)	0.402(b)	0.11	0.0072(c)	27.38%

Cohort	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)	Difference	P-value	% Difference
Mean Change in GA(a) (mm)	0.321	0.444	0.124	0.0051(c)	27.81%
(a)Based on the least squares mean from the MRM model.
(b)These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.
(c)Reflects statistically significant p-value; Hochberg procedure was used for significance testing.

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
(a)Based on the least squares mean from the MRM model.

Cohort		Zimura 2 mg (N = 42)	Sham 2 mg (N = 84)	Difference
Part 2	Mean Change in GA(a) (mm)	0.308	0.42245	0.114
(a)Based on the least squares means from the MRM model.
    When the data from the Zimura 2 mg comparisons from each Part of the trial are analyzed using the MRM model, which includes a regression factor by part, the mean difference in GA growth over 12 months between the Zimura 2 mg and sham control groups is 0.110 mm.
    Statistical significance is established by performing statistical analysis on a data set to assess the degree to which an observed outcome is likely to be associated with variability in the studied patient population or chance as compared to the impact of the investigational product being studied. A higher degree of statistical significance is associated with a lower p-value. Typically, a two-sided p-value of 0.05 or less represents statistical significance when performing only a single prespecified primary analysis for a single primary endpoint. However, when multiple doses of a drug are tested, a more stringent statistical method that accounts for multiple comparisons must be applied. For this purpose, we used the Hochberg multiple comparison procedure to assess the statistical significance of the results observed in the GATHER1 trial. Under the Hochberg procedure, it is necessary to use a stricter standard for statistical significance (a two-sided p-value of 0.025 or less) for any particular dose. For GATHER1, the results for the primary efficacy endpoint observed for both the Zimura 2 mg and Zimura 4 mg groups, as compared to the corresponding sham group, achieved p-values of 0.0072 and 0.0051, respectively, both of which are less than 0.025, indicating that both results were statistically significant.
    Observed GA Data (non-square root transformation)
    In addition to analyzing the mean rate of change in GA area at month 12 using the square root transformation of the GA area (measured in millimeters (mm)), we also analyzed the mean rate of change in GA area using the observed GA area (without the square root transformation, measured in square millimeters (mm2)), with the MRM model. This descriptive analysis was also part of the prespecified statistical analysis plan for this trial. The observed mean GA area data for the Zimura 2 mg and Zimura 4 mg groups as compared to the corresponding sham control groups are summarized in the following table:
Mean Rate of Change in GA Area from Baseline to Month 12
(MRM Analysis) (Observed)

Cohort	Zimura 2 mg (N = 67)	Sham 2 (N = 110)	Difference	% Difference
Mean Change in GA(a) (mm2)	1.592(b)	2.290(b)	0.697	30.45%

Cohort	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference
Mean Change in GA(a) (mm2)	2.061	2.77	0.709	25.59%
(a)Based on the least squares mean from the MRM model.
(b)These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

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
(a)     Based on the least squares mean from the MRM model.
(b)    These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Mean Change in LL BCVA from Baseline to Month 12
(MRM Analysis) (ETDRS letters)

Cohort	Zimura 2 mg (N = 67)	Sham 2 mg (N = 110)	Difference
Mean Change in LL BCVA(a)	-1.03(b)	-1.41(b)	0.38

Cohort	Zimura 4 mg (N = 83)	Sham 4 mg (N = 84)	Difference
Mean Change in LL BCVA(a)	1.53	2.97	-1.44
(a)     Based on the least squares mean from the MRM model.
(b) These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

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
    18-Month Data
    The primary purpose of the 18 month time point was to gather additional safety data. This trial was not designed to assess, and the prespecified statistical analysis plan for the trial did not include assessing, the statistical significance of the 18 month efficacy data for the treatment groups as compared to the corresponding sham control groups. The reduction in the mean rate of GA growth over 18 months was 28.11% for the Zimura 2 mg group as compared to the corresponding sham control group and 29.97% for the Zimura 4 mg group as compared to the corresponding sham control group. The descriptive p-values for the treatment effects at month 18 were p=0.0014 for the Zimura 2 mg group and p=0.0021 for the Zimura 4 mg group. The analysis of the 18-month efficacy data is descriptive only.
GA Growth Data over 18 Months
The mean rate of change in GA growth over 18 months was measured by FAF based on readings at four time points (baseline, month 6, month 12 and month 18) and was calculated using the square root transformation of the GA area. The FAF images were assessed by an independent masked reading center. The prespecified statistical analysis plan used MRM to compare data for the Zimura 2 mg and Zimura 4 mg groups to the corresponding sham groups. Detailed data are shown below (the p-values for the 18 month statistical analyses are descriptive in nature):

Mean Rate of Change in Geographic Atrophy (GA) Area from Baseline to Month 18
(Square Root Transformation)

Cohort	Zimura 2 mg (N = 67)	Sham (N = 110)	Difference	% Difference	P-Value (Descriptive)
Mean Change in GA(a) (mm)	0.430	0.599	0.168	28.11%	0.0014

Cohort	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference	P-Value (Descriptive)
Mean Change in GA(b) (mm)	0.391	0.559	0.167	29.97%	0.0021

(a) Based on least squares means from MRM model, drawing on all available data at the month 18 time point, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.
(b) These least squares means are estimates of the MRM model, drawing on all available data, at the month 18 time point.

The graphs below illustrate the difference in mean rate of GA growth between each of the Zimura 2 mg and Zimura 4 mg treatment groups and their corresponding sham control groups based on the MRM analysis at both 12 months and 18 months.

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

    18-Month Zimura 2 mg GA Data by Part

    Consistent with the analysis performed at 12 months, the analysis of the mean change in GA growth for Zimura 2 mg as compared to the corresponding sham control group over 18 months was adjusted for the fact that this dose of Zimura was tested in both Part 1 and Part 2 of the trial, each of which had different randomization ratios.

    The least squares mean changes in GA in Part 1 and Part 2 at month 18 are shown separately in the following table:

Mean Rate of Change in GA Area from Baseline to Month 18
(MRM Analysis) (Square Root Transformation)

Cohort		Zimura 2 mg (N = 25)	Sham (N = 26)	Difference	% Difference
Part 1	Mean Change in GA(a) (mm)	0.464	0.635	0.170	26.84%
(a)Based on the least squares mean from the MRM model.

Cohort		Zimura 2 mg (N = 42)	Sham (N = 84)	Difference	% Difference
Part 2	Mean Change in GA(a) (mm)	0.440	0.608	0.168	27.67%
(a)Based on the least squares means from the MRM model.
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
    Observed 18-Month GA Data (non-square root transformation)
    In addition to analyzing the mean rate of change in GA area at month 18 using the square root transformation of the GA area (measured in millimeters (mm)), we also analyzed the mean rate of change in GA area using the observed GA area (without the square root transformation, measured in square millimeters (mm2)), with the MRM model. This descriptive analysis was also part of the prespecified statistical analysis plan for this trial. The observed mean GA area data for the Zimura 2 mg and Zimura 4 mg groups as compared to the corresponding sham control groups are summarized in the following table:
Mean Rate of Change in GA Area from Baseline to Month 18
(MRM Analysis) (Observed)

Cohort	Zimura 2 mg (N = 67)	Sham 2 (N = 110)	Difference	% Difference
Mean Change in GA(a) (mm2)	2.431(b)	3.587(b)	1.156	32.24%

Cohort	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference
Mean Change in GA(a) (mm2)	2.460	3.486	1.026	29.44%
(a)Based on the least squares mean from the MRM model.
(b)These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

18-Month Visual Acuity Data
    In addition to analyzing mean change in GA area, we also performed pre-specified analyses of the mean change in BCVA from baseline to month 18 and the mean change in LL BCVA from baseline to month 18, both as measured by ETDRS letters. Testing for visual acuity serves as an important safety assessment to assure that the decrease in visual acuity in the Zimura treatment groups was not clinically different from the sham control groups.
    The GATHER1 trial was not designed to reliably assess differences in mean changes in BCVA or LL BCVA with statistical significance. Data for the mean change in BCVA and LL BCVA at month 18 are summarized in the following tables:
Mean Change in BCVA from Baseline to Month 18
(MRM Analysis) (ETDRS letters)

Cohort	Zimura 2 mg (N = 67)	Sham (N = 110)	Difference
Mean Change in BCVA(a)	-12.7(b)	-15.1(b)	2.37

Cohort	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference
Mean Change in BCVA(a)	-4.27	-7.07	2.80
(a)     Based on the least squares mean from the MRM model.
(a)These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Mean Change in LL BCVA from Baseline to Month 18
(MRM Analysis) (ETDRS letters)

Cohort	Zimura 2 mg (N = 67)	Sham (N = 110)	Difference
Mean Change in LL BCVA(a)	-2.72(b)	-3.10(b)	0.37

Cohort	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference
Mean Change in LL BCVA(a)	2.85	1.68	1.17
(a)     Based on the least squares mean from the MRM model.
(b) These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

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

    The number of patients with one or more serious TEAEs organized by MedDRA system organ class are set forth in the table below:
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

    In addition to us collecting investigator-reported adverse events, the independent masked reading center performed multi-modal imaging analysis. Multi-modal imaging analysis is a process used to assess patient retinal findings by reviewing different image types, in this case optical coherence tomography, or OCT, images and fluorescein angiography, to provide a more comprehensive view of the patient's retinal tissue. OCT is an ultra-high resolution imaging technology commonly used to visualize the retinal tissue. OCT is capable of rendering images in multiple dimensions and from multiple perspectives, and is an imaging technique commonly used by retinal specialists to diagnose, treat and follow patients with CNV. Fluorescein angiography is a technique that involves injection of a fluorescent dye into the systemic circulation and capturing images showing the circulating dye during transit through the retinal circulation using a specialized camera. In this trial, the reading center's multi-modal imaging analysis identified one additional case of macular CNV for a patient in the Zimura 4 mg group at month 12. Because this patient's investigator did not detect the CNV, the patient remained in the trial through month 18.

    Requirements for Regulatory Approval of Zimura in GA
    To obtain regulatory approval for Zimura for the treatment of GA secondary to AMD, we expect that we will need to obtain favorable results from a total of two independent, adequate and well-controlled pivotal clinical trials, demonstrating the safety and efficacy of Zimura in this indication. To establish efficacy, we believe it would be sufficient to demonstrate robust, statistically significant results showing a clinically relevant reduction in the rate of growth of GA over 12 months, based on measurements over three time points (baseline, month 6 and month 12) in two independent trials. We selected this measure as the primary endpoint for the GATHER1 trial based on prior formal interactions with the FDA, as well as our understanding of clinical trials for other investigational products in development for the treatment of GA. We designed the GATHER1 trial as a well-controlled screening trial such that, in the event that the prespecified primary efficacy endpoint results were statistically significant, the trial could potentially serve as one of the two pivotal clinical trials typically required for marketing approval. Based on the results we have received, the statistical analysis that we have performed and informal discussions we have had with the FDA, we believe that the safety and efficacy results from the GATHER1 trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. In the paragraphs that follow, we describe in detail the basis for our belief.
    Requirements for Safety Data
    Zimura has generally been well tolerated in our clinical trials to date. In the GATHER1 trial, there were no investigator reported ocular serious adverse events, Zimura-related adverse events, cases of Zimura-related intraocular inflammation, cases of Zimura-related increased intraocular pressure, cases of endophthalmitis, or discontinuations attributed by investigators to Zimura. We believe the investigator reported CNV rate in the study eye for patients receiving Zimura as compared to sham and the untreated fellow eyes during the trial is within an acceptable range when compared to published clinical trial data for another complement inhibitor currently in development for GA. The most frequently reported ocular adverse events in the GATHER1 trial were related to the injection procedure.
    To demonstrate the safety of Zimura to a degree sufficient to support marketing approval, we believe that the FDA and EMA would require data from a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. Including patients randomized to the Zimura 4 mg group in the STAR trial of Zimura for STDG1, we believe that we currently have 12-month safety data for approximately 140 patients who have received either monthly Zimura 2 mg or Zimura 4 mg for 12 months or more. Based on the safety profile of Zimura observed to date in these patients and the number of patients treated, we believe that the remaining minimum safety requirements could potentially be satisfied through a single additional, pivotal clinical trial providing for monthly administrations of Zimura 2 mg over 12 months, at which point the primary efficacy analysis would be performed, with treatment extending to 24 months for the overall safety analysis, with the potential for less frequent dosing after month 12.
    Requirements for Efficacy Data
    As described above, we believe that reduction in the rate of GA growth over 12 months, based on measurements over three time points (baseline, month 6 and month 12) is an efficacy endpoint that the FDA and EMA would likely accept in considering Zimura for approval for the treatment of GA secondary to AMD. The measurements for this endpoint are performed by a masked independent reading center to minimize the potential for bias.
    Statistical Significance. In our GATHER1 trial, the reduction in the mean rate of GA growth over 12 months using the square root transformation was 0.110 mm (p-value = 0.0072) for the Zimura 2 mg group as compared to the corresponding sham control group and 0.124 mm (p-value = 0.0051) for the Zimura 4 mg group as compared to the corresponding sham control group, corresponding to an approximate 27% relative reduction in the mean rate of GA growth over 12 months when compared with sham. These data for both dose groups were statistically significant. See above under “Primary Efficacy Endpoint Data” for a discussion of the procedures we used to confirm the statistical significance of these data.

    Clinical Relevance. Clinical relevance refers to an assessment of how meaningful the observed outcome is or would be for patients. The FDA and other regulatory authorities consult with clinicians in the field of study to advise on the relevance of an observed outcome for patients. Although there are no FDA or EMA approved therapies for the treatment of GA secondary to AMD, we understand that based on recent FDA guidance on human gene therapy products for retinal disorders, the FDA considers best curve fit analyses, such as an MRM model, that demonstrates a statistically significant reduction in the rate of photoreceptor loss, as determined based on FAF images, in a manner that includes measurements at baseline, month 6 and month 12, to be clinically meaningful. Our MRM uses a straight line analysis, which we believe satisfies the FDA's requirement for a best curve fit analysis. We also believe that our anatomic endpoint, reduction in the mean rate of GA growth, is an endpoint that the FDA would consider as a clinically relevant indicator of a reduced rate of photoreceptor loss. Since established literature and clinical experience indicates that patients' functional vision is impacted by the growth of the GA over time, which ultimately leads to severe vision loss, we believe that reduction of GA growth would have a meaningful impact on the patients’ well-being and quality of life and therefore is clinically relevant.
    Robustness. In addition to statistical significance and clinical relevance, data from pivotal clinical trials must be robust. The International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use defines robustness as a concept that refers to the sensitivity of the overall conclusions to various limitations of the data, assumptions, and analytic approaches to data analysis. GATHER1 is an international, randomized, double-masked, sham controlled, multi-center clinical trial. The primary endpoint, the statistical analysis of which was prespecified, is an objective anatomic endpoint based on measurements performed by a masked independent reading center. The images are analyzed by two experienced image readers, with any discrepancy of greater than 10% arbitrated by the reading center director, who is a recognized expert in the field of GA. The patients, investigators, independent reading center and we as the sponsor each remain masked throughout the duration of the entire trial, which in the case of the GATHER1 trial, means each of us remained masked until after the 18-month time-point.
    In clinical trials, it is common for data for some number of subjects to be missing for assessments performed throughout the trial. The degree of data that is missing from a clinical data set can impact the robustness of the data. See above under “Statistical Analysis for Efficacy Measures” for information regarding the GA measurement data that was missing from the analysis of the primary efficacy endpoint in the GATHER1 trial, as well as a description of the sensitivity analyses we have performed. Based on our sensitivity analyses, and accounting for the data missing from our data set because of patient withdrawals or for other reasons, we believe the statistical analysis for the 12 month data from the GATHER1 trial is robust.
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
Our Regulatory Pathway Following GATHER1
    Based on the foregoing, assuming that Zimura’s safety profile remains consistent with findings observed to date and subject to regulatory review of the robustness of the GATHER1 trial results, we believe that one additional international, randomized, double-masked, sham controlled, Phase 3 clinical trial is needed to demonstrate the safety and efficacy of Zimura in GA secondary to AMD in a manner sufficient to support an application for regulatory approval from the FDA and EMA in this indication. We designed the GATHER2 trial in accordance with this belief and understanding. Our belief and understanding of the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to AMD in a manner sufficient to support an application for regulatory approval from the FDA and EMA is based on our review of the data from the GATHER1 trial as well as informal discussions with the FDA. We have not had a formal interaction with the FDA or any interactions with the EMA regarding the GATHER1 data. It is possible that unexpected or inconsistent findings could emerge as we continue to evaluate the unmasked, individual patient data, which could cause us to evaluate and change our conclusions about this data. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA may change as new regulatory or third party information becomes available. Ultimately, for the GATHER1 trial to be accepted as a pivotal trial, the FDA, EMA and other regulatory authorities would need to agree that the overall data package from the GATHER1 trial and a subsequent pivotal clinical trial, such as GATHER2, meet the applicable requirements and are sufficiently robust to demonstrate an acceptable safety profile, together with a clinically relevant efficacy outcome with statistical significance, and that the data support an overall favorable benefit-to-risk determination.

    GATHER2: Ongoing Phase 3 Clinical Trial Assessing Safety and Efficacy of Zimura 2 mg for GA Secondary to AMD
In this trial, we plan to enroll approximately 400 patients, who will be randomized into two groups: a first group receiving monthly administrations of Zimura 2 mg for 12 months, and a second group receiving monthly administrations of sham. The prespecified primary endpoint will be the mean rate of change in GA growth over 12 months, as measured by FAF based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area, which is the same primary efficacy endpoint we used for the GATHER1 trial. At month 12, we plan to re-randomize patients in the Zimura 2 mg arm to receive either monthly or every other month administrations of Zimura 2 mg, and all patients receiving monthly administrations of sham will continue to receive monthly administrations of sham. We plan to treat and follow all patients for 24 months.
    The key ophthalmic inclusion criteria for GATHER2 include the following:
•non-foveal GA secondary to dry AMD;
•total GA area between 2.5 mm2 and 17.5 mm2, inclusive;
•if GA is multifocal, at least one focal lesion should measure 1.25 mm2 or greater;
•GA in part within 1500 microns from the foveal center; and
•Snellen equivalent BVCA in the study eye between 20/25 and 20/320, inclusive.
    As discussed above, when we initiated the GATHER1 trial, we did not believe that reliable measurements of GA by FAF images for patients with CNV in the study eye could be performed. Therefore, in the clinical trial protocol for the GATHER1 trial, we indicated that patients in any arm of the trial who developed CNV in the study eye, as observed by the investigator, would be removed from the trial and any future study treatments and assessments. Based on third-party clinical data published since the GATHER1 trial commenced and discussions with our independent reading center, we believe that GA for patients developing CNV in the study eye who receive standard of care anti-VEGF treatment for the CNV, could potentially be assessed by FAF. Based on the foregoing, the protocol for GATHER2 provides that patients will undergo monthly OCT imaging, and if an investigator suspects that a patient has CNV or if a patient experiences a decrease in visual acuity, as measured by a loss of more than five ETDRS letters between a visit and the immediately prior visit, the independent masked reading center will confirm whether the patient has CNV using multi-modal imaging. In the event a CNV case is confirmed, the investigator will treat the CNV with one of two anti-VEGF agents, Lucentis or Eylea® (aflibercept), in accordance with the label for that anti-VEGF agent. These patients will remain in the trial and measurements of these patients' GA will be included in the primary efficacy analysis if their FAF images can be assessed by the masked reading center.
In June 2020, we dosed the first patient in GATHER2. We are continuing to recruit and enroll patients in this trial and expect to complete patient enrollment during the third quarter of 2021. Meanwhile, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. We have added sites to this trial due to the ongoing and variable nature of the COVID-19 pandemic and its potential impact on patient recruitment and retention.
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

Zimura - STGD1 Trials

    STAR: Ongoing Phase 2b Clinical Trial of Zimura for STGD1

    We initially completed patient enrollment for this clinical trial in February 2019 with a total of 95 patients enrolled, all of whom have completed their scheduled visits as of September 2020. In July 2020, we reopened enrollment in this trial in the United States. We plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. Similar to GATHER2, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation.

All initially enrolled patients were, and any newly enrolled patients are, randomized in a 1:1 ratio as follows:

•Zimura 2 mg, followed by Zimura 2mg 14 days later, monthly for three months during an induction phase; followed by Zimura 4 mg, administered as two injections of Zimura 2 mg on the same day, monthly for 15 additional months during a maintenance phase; and

•a sham injection, followed by a sham injection 14 days later, monthly for three months; followed by two sham injections on the same day, monthly for 15 months.

    We plan to evaluate the primary efficacy endpoint in this trial at 18 months. The primary efficacy endpoint is an anatomic endpoint, the mean rate of change in the area of ellipsoid zone defect, as measured by en-face OCT. OCT allows the demonstration of various layers of the retinal tissue, including the ellipsoid zone, which is a part of the photoreceptor cells. Scientific literature correlates defects in the ellipsoid zone with the loss of visual acuity and visual dysfunction. The ellipsoid zone is rendered in OCT images as a defined layer of photoreceptor cell segments. Areas of defects in the ellipsoid zone can be detected and measured by en-face OCT, which shows an OCT image from the perspective of looking at the retina head-on.

    We have not previously studied Zimura in STGD1 patients and thus do not have any clinical data regarding the effect of Zimura in STGD1. We previously engaged the Foundation Fighting Blindness to provide us with data from the Foundation's publicly available ProgStar study, the largest natural history study on Stargardt disease to date. We have used this natural history data, as well as the perspectives of the key opinion leaders involved in the ProgStar study, as resources to assist in the design of the STAR trial. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability of the planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Given the information above, this trial could be underpowered to demonstrate a potential clinical benefit for Zimura in this indication.

    Similar to GATHER1, STAR is designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed. If the results are positive and statistically significant, we believe this trial could potentially serve as a clinical trial that can support an application for marketing approval. However, we have not yet engaged with the FDA or the EMA about this belief and expectation.

Even though we have reopened patient enrollment, we have been and plan to remain masked to the treatment condition of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial.

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

    OPH2007: Completed Phase 2a Clinical Trial of Zimura for Treatment-Naïve Wet AMD Patients

    In 2018, we completed a randomized, dose-ranging, open-label, multi-center Phase 2a clinical trial of Zimura in combination with Lucentis 0.5 mg to evaluate the safety of different dosing regimens of Zimura in combination with an anti-VEGF agent in treating wet AMD. We enrolled and treated a total of 64 treatment-naïve patients for this trial. We assigned patients in this trial to one of four groups:

•In Groups 1 and 2, consisting of ten patients in each group, patients received monthly combination therapy consisting of Lucentis 0.5 mg followed by, in Group 1, Zimura 4 mg two days later and in Group 2, Zimura 2 mg on the same day as the Lucentis treatment;

•In Groups 3 and 4, consisting of 22 patients in each group, patients received dosages in two phases, consisting of:

◦first, an induction phase from day one to the second month, during which the patients received Lucentis 0.5 mg followed by Zimura 2 mg on the same day, followed by Zimura 2 mg fourteen days later; and

◦second, a maintenance phase from the third month to the fifth month, during which the patients received, in Group 3, Lucentis 0.5 mg followed by Zimura 2 mg on the same day and in Group 4, Zimura 2 mg followed two days later with Lucentis 0.5 mg and Zimura 2 mg.

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

    We evaluated the mean change in BCVA at the six-month timepoint as compared to baseline. The data are summarized as follows:

•In Group 1, the mean change in visual acuity was 9.0 ETDRS letters with a median of 7.0 letters, and 40% of the patients gained greater than or equal to three lines of vision, or 15 ETDRS letters, defined as significant visual gain;

•In Group 2, the mean change in visual acuity was 10.2 ETDRS letters with a median of 16.0 letters, and 60% of patients gained greater than or equal to 15 ETDRS letters;

•In Group 3, the mean change in visual acuity was 10.7 ETDRS letters with a median of 10.0 letters, and 40.9% of patients gained greater than or equal to 15 ETDRS letters; and

•In Group 4, the mean change in visual acuity was 9.9 ETDRS letters with a median of 11.0 letters, and 18.2% of patients gained greater than or equal to 15 ETDRS letters.

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

IC-500: HtrA1 Inhibitor Product Candidate

    In October 2018, we acquired from funds controlled by Versant Ventures a number of HtrA1 inhibitors. In previous experiments conducted before the acquisition, these HtrA1 inhibitors showed high affinity and specificity for HtrA1 when tested in vitro. In 2020, we selected the lead compound from this group of HtrA1 inhibitors, which we call IC-500, for preclinical development. We are currently developing IC-500 for the treatment of GA secondary to AMD and evaluating HtrA1 inhibition as a potential treatment for other stages of AMD and potentially other age-related retinal diseases.

    The HtrA1 gene encodes for an enzyme that may affect cellular structure, function and homeostasis, which is the dynamic equilibrium maintained in cells and tissue required for normal physiology. Genetic linkage studies, including a study published in Molecular Vision in 2017, show a correlation between the expression of HtrA1 and a certain set of genes conferring risk for AMD. A study of post-mortem eyes from subjects with AMD published in EBioMedicine in 2018 found overexpression of HtrA1 in RPE cells as compared to the eyes of non-AMD subjects. Additionally, the overexpression of HtrA1 was found, in an in vitro experiment published in the same article, to lead to alterations and disruptions in the morphology and function of RPE cells. Although the causal pathway between expression of HtrA1 and AMD is still not well understood, we believe that these findings suggest that HtrA1 overexpression may play a role in AMD and that molecules involved in the regulation and inhibition of HtrA1 may have therapeutic benefit in the treatment of GA secondary to AMD as well as other stages of AMD and potentially other age-related retinal diseases.
    In early 2021, we completed a review of our IC-500 development program, which we had previously designed to support monthly dosing in our planned first-in-human clinical trial. We believe that we may be able to establish, at an earlier stage of development, a dosing regimen for IC-500 with less frequent dosing than we had previously planned. As a result, we have revised our development plans and timelines for IC-500 with the goal of including both monthly dosing and a less frequent dosing regimen in our first-in-human clinical trial. Currently, we are planning to initiate a number of preclinical pharmacokinetic, tolerability and target engagement studies for IC-500. We are also conducting additional formulation development activities and planning for cGMP manufacturing activities for IC-500. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we expect to file an IND for IC-500 during the second half of 2022.
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
    There are several naturally-occurring serotypes of AAV, including AAV2, AAV5, AAV8 and AAV9, as well as countless synthetic AAV serotypes. The AAV genome consists of two genetic sequences: a "Rep" gene that encodes for certain viral life-cycle proteins, and a "Cap" gene that encodes for proteins that form the viral capsid, which is the outer shell of the AAV. Recombinant AAV vectors can be created by combining the Rep sequence for one AAV serotype with the Cap sequence for another AAV serotype. For example, a recombinant AAV 2/5 vector is produced using the AAV2 Rep sequence and the AAV5 Cap sequence to package the transgene inside an AAV5 capsid. Because different capsid proteins have different transduction capabilities within different types of cells, the selection of the capsid serotype is an important consideration in constructing an AAV gene therapy product.
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
IC-100: RHO-adRP Product Candidate
    In June 2018, we entered into an exclusive global license agreement with UFRF and Penn for rights to develop and commercialize IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. There are over 150 known mutations in the RHO gene that can result in RHO-adRP. In individuals with RHO-adRP, the rhodopsin that is produced by the mutant gene is toxic. The construct for our RHO-adRP product candidate combines in a single AAV2/5 vector:

•a transgene for a highly-efficient, novel short hairpin RNA, or shRNA, designed to target and "knockdown" expression of the subject's innate rhodopsin, regardless of the specific mutation a subject has, with
•a transgene for a healthy rhodopsin protein that is resistant to the shRNA.
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
    In addition to the exclusive license agreement, we also entered into a master sponsored research agreement with Penn, facilitated by the Penn Center for Innovation, or PCI, in June 2018, pursuant to which we, together with Penn, conducted a number of additional preclinical studies of IC-100 and a natural history study of RHO-adRP patients.
    We are working with a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100. We are completing manufacturing activities for a cGMP batch of IC-100 produced by our CDMO. We completed toxicology studies of IC-100. We are planning for a Phase 1/2 clinical trial for IC-100, including site selection and other startup activities. We are planning to meet with the FDA to discuss our selected doses for a first-in-human clinical trial before we file an IND for IC-100. Based on current timelines and subject to feedback from the FDA, we plan to file an IND for IC-100 and subject to regulatory review, we expect to begin patient enrollment in a Phase 1/2 clinical trial in the second half of 2021.
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
    We are working with a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-200. We are completing manufacturing activities for a cGMP batch of IC-200 produced by our CDMO. We are conducting other IND-enabling activities, including a toxicology study of IC-200. We are planning for a Phase 1/2 clinical trial for IC-200, including site selection and other startup activities. Based on current timelines and subject to successful completion of preclinical development, we plan to file an IND and subject to regulatory review, begin patient enrollment in a Phase 1/2 clinical trial for IC-200 in the second half of 2021.
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
    miniCEP290 Program for LCA10
    Our miniCEP290 program is targeting LCA10, which is associated with mutations in the CEP290 gene. The naturally occurring CEP290 gene is approximately 8,000 base pairs. In a 2018 publication in Human Gene Therapy, researchers at UMMS presented their findings that injection of a CEP290 minigene into a newborn mouse model for LCA10 resulted in rescue of photoreceptor cells, as evidenced by both anatomical and functional measures. The goal of this sponsored research is to create and evaluate other CEP290 minigene constructs in the mouse model and optimize the effect observed in that publication.
    We have been encouraged by the results of the sponsored research we have received to date. One of the new minigene constructs has shown five times longer duration of functional rescue of the photoreceptors as compared to what was observed in the 2018 publication. UMMS has continued experiments to optimize the constructs, which were delayed because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We currently expect to identify a lead construct during the second quarter of 2021.
    miniABCA4 Program for STGD1
    Our miniABCA4 program is targeting STGD1, which is associated with mutations in the ABCA4 gene. The size of the naturally occurring ABCA4 gene is approximately 7,000 base pairs. UMMS generated and evaluated several ABCA4 minigene constructs in both in vitro and in vivo experiments, which yielded what we believe to be encouraging results. UMMS is conducting additional experiments to optimize the constructs. We expect to receive additional results from the miniABCA4 program during the first half of 2021.
    miniUSH2A Program for USH2A-Related IRDs
    The miniUSH2A program seeks to develop a mutation independent, minigene therapy for the vision loss associated with USH2A mutations, including vision loss associated with Usher 2A and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa. Some of the activities in this program were delayed as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. We expect to receive preliminary results from this program during the first half of 2021.
Manufacturing
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of Zimura, IC-500, IC-100, IC-200 or any other product candidate we may develop. Although we rely and intend to continue to rely upon third-party contract manufacturing organizations, or CMOs, to produce our products and product candidates, we have personnel with experience to manage the third-party CMOs that we have engaged or may engage to produce our product candidates.
Manufacturing of pharmaceutical and biological products is a process that involves procurement of starting materials, chemical synthesis or cell culture processing in controlled environments, purification and post-production testing and analysis before the product can be released. Manufacturing processes can be complex and difficult to develop, especially for products such as oligonucleotides and gene therapies. Even when a manufacturing process is successfully developed, there are challenges associated with scaling up a manufacturing process to produce quantities sufficient for clinical trials or potential commercial sales and producing high-quality materials consistently using a clearly defined manufacturing process. The manufacture of pharmaceutical and biological products is subject to FDA review and oversight. Having a well-defined process that can be validated is crucial to obtaining FDA approval of any product candidate we may bring forward.
Zimura Manufacturing
The process for manufacturing Zimura consists of chemical synthesis, purification, pegylation, purification and finally freeze drying to form a powder, which is the active pharmaceutical ingredient, or API. Each of these steps involves relatively common unit operations. In a separate process that follows the freeze drying, the Zimura API is dissolved in a liquid solution that includes certain chemical buffers and then is aseptically filled into vials from which the intravitreal injection solution is drawn. This process of rendering the API into a liquid solution and placing it into vials is referred to as fill/finish services.
In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. We have initiated activities in preparation for the scale-up and validation of the manufacturing process for Zimura drug substance with a new manufacturer, with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for future potential commercial use. If this manufacturer is successful, we intend for this manufacturer to be our primary supplier of Zimura drug substance. We also recently engaged our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, for scale-up and validation activities. Depending on the success of the scale-up activities by the new manufacturer, we may use either this new manufacturer, Agilent or both for future supply of Zimura drug substance. In addition, regardless of which manufacturer we use, we will need to demonstrate that the drug substance produced through the scaled-up process is analytically comparable to the drug substance we are currently using. We are continuing analytical method development and qualification with our contract manufacturers and laboratories.
In 2020, we engaged a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We expect that this contract manufacturer will be able to supply sufficient finished Zimura drug product for these two clinical trials. In addition, we are planning to make a change to the existing vial used for Zimura drug product, which we believe may allow us to support a more efficient fill/finish operation at a commercial scale. We have been in discussions with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, regarding its capacity to supply us with finished Zimura drug product with the new vial for potential commercial use.
We order the PEG starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are planning to enter into a long-term supply agreement with this manufacturer for the PEG starting material. We are assessing this supplier's capacity to supply the PEG at the scale that we expect we will need for commercial manufacturing.

Gene Therapy Manufacturing
    The manufacture of AAV gene therapies requires the use of high quality starting materials, such as plasmids and cells. Plasmids are circular double-stranded DNA sequences that exist separately from a cell's chromosomes and which can be engineered to encode for a specific promoter-transgene combination or a specific AAV Rep-Cap combination. The plasmids and cells are generally sourced from a limited number of qualified suppliers.
The process for producing AAV vectors typically consists of growing the cells, transfection of the cells with appropriate plasmids and harvesting the viral vectors from the cell culture. The subsequent purification process is designed to capture, purify and concentrate the viral vector product while removing process and product-related impurities. The purified AAV vector is then formulated, filtered and filled into vials, from which the injection solution is drawn.

                We obtain the plasmids that are used for IC-100 and IC-200 from a single third-party supplier on a purchase order basis. We are working with a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200 drug substance and drug product. In 2020, this CDMO produced a cGMP batch of IC-100, which we believe will be sufficient for our expected needs for a Phase 1/2 clinical trial. In early 2021, this CDMO also produced a cGMP batch of IC-200, which we believe will be sufficient for our expected needs for a Phase 1/2 clinical trial.

Human Capital
Our Workforce
    As of January 31, 2021, we had 57 full-time employees, compared to 38 full-time employees as of January 31, 2020. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as our general and administrative functions and public company infrastructure. We plan to continue to hire strategically to support key areas of our business. The following are additional data about our full-time employees:
•45 are in research and development or related operations;
•12 have M.D. or Ph.D. degrees;
•30 self-identify as women;
•22 self-identify as racial or ethnic minorities; and

•31 have been employed with us for four years or longer.
In addition to our full-time employees, we engage various consultants and advisors to support key areas of our business, including formulating our research and development, manufacturing, commercialization and lifecycle management strategies. Many of these consultants and advisors have specialized expertise that also makes them attractive for other companies. We generally engage them as independent contractors and they are generally free to work for other companies, subject to the terms of any non-compete arrangements that we enter into with them.
Human Capital Initiatives

During the COVID-19 pandemic, we increased our efforts to support our employees and transitioned to full-time remote working in March 2020. We conducted numerous surveys over the course of the year to gauge employee sentiment and understand their needs. Early in the pandemic, we provided employees with technology and training sessions to support remote working. We took efforts to enhance company communication, such as holding weekly company meetings to provide business updates and provide a forum for guest speakers, including several offering education in best practices for remote working and general wellness. Our employees adopted various software tools to support virtual communication and collaboration. We continued to provide flexible work policies to support our employees and have engaged an outside vendor offering virtual fitness and wellness programs for our employees. We currently expect to continue working remotely for the foreseeable near future.

In 2020, we continued to develop our new employee integration and professional development programs. Most of our newly hired employees in 2020 joined us remotely, and we have revamped our new employee orientation program and instituted a buddy system for new employees. We provided training to our employees on our amended Code of Conduct and Business Ethics and other pertinent topics such as data privacy. We revised our year-end performance review and metrics system for employees during 2020. In 2021, we plan to offer additional training and leadership development opportunities for our employees.

In mid-2020, we formed an employee committee on diversity, equity and inclusion, or CDEI, to assess issues of diversity, equity and inclusion among our workforce and provide recommendations. We engaged an academic consultant to help support this initiative, including by providing education and leading focus groups with our employees. In 2021, we are planning to implement a number of suggestions from the CDEI based on feedback from our employees and the consultant.

Sales and Marketing
    We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties in some or all geographic markets, will be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indication for which the product candidate is approved, the territory in which the product candidate may be marketed and the commercial potential for such product candidate. We are currently developing Zimura and IC-500 for GA secondary to AMD, which is a condition affecting a relatively large number of individuals, and we are also developing Zimura for STGD1, which is a condition affecting a more limited number of individuals. Our gene therapy programs are currently being developed for orphan IRDs with a limited number of affected individuals. If any of our product candidates are approved, the size and nature of the affected patient population will be an important factor in our commercial strategy.
    In addition, our commercial strategy will vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retina specialists, or other sub-specialists, and the degree and potential degree of acceptance of our product candidate by the relevant physicians in various markets. For example, in the United States, retina specialists perform most of the medical procedures involving diseases of the back of the eye. Intravitreal injection and subretinal injection are specialized procedures. In the vast majority of cases in the United States, retina specialists perform intravitreal injections and highly specialized retina surgeons perform subretinal injections. We believe that retina specialists and retina surgeons in the United States are sufficiently concentrated such that we could effectively promote an approved product candidate to these specialists with a targeted specialty sales and marketing group. For example, in the United States and Europe, retina specialists who see patients with IRDs, as well as their patients, are generally concentrated in a limited number of large, academic research institutions.

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
Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Alexion Pharmaceuticals, Inc., Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics, IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), MorphoSys AG, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gemini Therapeutics, Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3. In July 2020, Apellis announced that it had completed patient enrollment in its Phase 3 program with a total of 1,259 patients, and expects to announce top-line data from the trials in the third quarter of 2021. If Apellis's Phase 3 program for its C3 complement inhibitor product candidate is successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, EyePoint Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc., Roche AG and Stealth BioTherapeutics Corp., are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development is Genentech's monoclonal antibody HtrA1 inhibitor, which is currently being studied in a Phase 2 clinical trial.

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

Competitive considerations for RHO-adRP:

•We are aware that ProQR is developing an RNA-based therapeutic for RHO-adRP, for which it is currently conducting a Phase 1/2 clinical trial. Ocugen, Inc. is developing a gene therapy for RHO-adRP, for which the FDA granted orphan drug designation in July 2020. In addition, prior to its acquisition by Biogen, Nightstar had a preclinical AAV gene therapy program in RHO-adRP. 4D Molecular Therapeutics is developing an intravitreal gene therapy for RHO-adRP. Editas Medicine, Inc. is exploring a potential gene editing program in this disease. We are also aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP.

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
Intellectual Property
    Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position, among other methods and where patent protection is available, by filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business, and by maintaining our issued patents. For our collaborative gene therapy sponsored research programs, we are generally relying on our university collaborators to perform research and generate data to support new patent applications, and to file, prosecute and maintain any patents or patent applications resulting from the sponsored research. We also rely upon trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
    Our patent portfolio includes the following:
•patents and patent applications in-licensed from Archemix Corp., or Archemix:
•patents covering Zimura's composition-of-matter, which have issued in the United States, the countries covered by the European Patent Organisation, which we refer to as the EPO Countries, Japan and certain other jurisdictions, and which are expected to expire in Japan in 2026 and elsewhere in 2025; and patent applications covering Zimura's composition-of-matter, which are pending in certain other jurisdictions, and which, if granted, are expected to expire in 2025; and
•patents covering the treatment of certain complement mediated disorders with Zimura, Zimura for use in a method of treating certain complement mediated disorders or a composition comprising Zimura for treating certain complement mediated disorders, which have issued in the United States, the EPO Countries, Japan and certain other jurisdictions, and which are expected to expire in the United States and Japan in 2026 and elsewhere in 2025; and
•patent applications owned by IVERIC bio, Inc.:
•patent applications covering formulations, methods of use for treating GA, Stargardt disease and other conditions, and other proprietary technology relating to Zimura, which are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, and which, if granted, are expected to expire in 2034; and
•patent applications owned by our subsidiary Orion Ophthalmology LLC, or Orion:
•three families of composition-of-matter and method-of-treatment patent applications covering IC-500 and other HtrA1 inhibitors owned by Orion, which are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, and which, if granted, are expected to expire in 2037; and
•patent applications in-licensed from UFRF and Penn:
•two families of composition-of-matter and method-of-treatment patent applications relating to the proprietary RHO-adRP AAV technology of UFRF and Penn, which are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, and which, if granted, are expected to expire in 2037 and 2039, respectively; and
•patent applications covering methods of treating autosomal dominant BEST1-related IRDs and autosomal recessive BEST1-related IRDs, which are pending in the Patent Cooperation Treaty jurisdictions, and which, if granted, are expected to expire in 2041; and
•patent applications in-licensed from UMass:
•two families of composition-of-matter and method-of-treatment patent applications relating to certain proprietary minigene technology for the treatment of diseases associated with mutations in the CEP290 gene, which are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, and which, if granted, are expected to expire in 2038 and 2040, respectively.
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

    In the future, we may enter into additional acquisition or license agreements, particularly if we choose to acquire or in-license additional product candidates or other technologies and further expand our product pipeline. We expect that any future acquisition or license agreements would impose similar obligations on us. In the future, we may also enter into agreements to out-license intellectual property to our collaboration and research partners to assist in the development and, if approved, commercialization of our product candidates. We may out-license certain rights to any of our product candidates if we believe the arrangement could assist us in the development or potential commercialization of such product candidate and would otherwise help us pursue our business plan and strategic goals.

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

Financial Terms

In connection with the C5 License Agreement, as amended, we paid Archemix an upfront licensing fee of $1.0 million and issued to Archemix an aggregate of 2,000,000 shares of our series A-1 preferred stock and 500,000 shares of our series B-1 preferred stock. We have paid Archemix an aggregate of $9.0 million in fees based on our achievement of specified clinical milestone events under the C5 License Agreement, including two milestone payments of $1.0 million and $6.0 million triggered by the positive 12-month data from, and by completion of, the GATHER1 trial, which we paid in March 2020 and October 2020, respectively.

Under the C5 License Agreement, for each anti-C5 aptamer product that we may develop under the agreement, including Zimura, we are obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if we achieve specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, we are also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if we achieve specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under the C5 License Agreement. We are not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.

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

IC-500 - Inception 4 Merger Agreement
    In October 2018, we acquired IC-500 and a number of other HtrA1 inhibitors through our acquisition of Inception 4, Inc., or Inception 4, which was previously a privately held biotechnology company controlled by funds owned by Versant Ventures. We and Inception 4 entered into an agreement and plan of merger, which we refer to as the Inception 4 Merger Agreement, pursuant to which we acquired Inception 4 through a merger transaction, referred to as the Inception 4 Merger. Following the Inception 4 Merger, Inception 4 was merged into our wholly-owned subsidiary Orion, which currently owns the rights to IC-500 and the other HtrA1 inhibitors acquired in the Inception 4 Merger.
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
    We are also obligated to pay UFRF, on behalf of both licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by us with respect to such licensed product in such country under third-party licenses for patent rights or other intellectual property rights that are necessary to manufacture, develop and commercialize the licensed product in such country. Our obligation to pay royalties under the RHO-adRP License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:
•the expiration of the last-to-expire licensed patent rights covering a licensed product in the country of sale;
•the expiration of regulatory exclusivity covering a licensed product in the country of sale; and
•ten years from the first commercial sale of the applicable licensed product in the country of sale.
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
License Agreement with Penn and UFRF for IC-200

    In April 2019, we entered into an exclusive global license agreement, which we refer to as the BEST1 License Agreement, with Penn and UFRF. We entered into the BEST1 License Agreement by exercising our exclusive option rights under an option agreement that we previously entered into with Penn and UFRF in October 2018. Under the BEST1 License Agreement, Penn and UFRF granted us a worldwide, exclusive license under specified patent rights and specified know-how and a worldwide, non-exclusive license under other specified know-how to research, develop, manufacture and commercialize certain AAV gene therapy products, including IC-200, for the treatment of Best disease and other BEST1-related IRDs.

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

We are also obligated to pay Penn, for the benefit of Penn and UFRF, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by us with respect to such licensed product in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to research, develop, manufacture and commercialize the licensed product in such country. Our obligation to pay royalties under the BEST1 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:
•the expiration of the last-to-expire licensed patent rights covering the sale of the applicable licensed product in the country of sale;
•the expiration of regulatory exclusivity covering the applicable licensed product in the country of sale; and
•10 years from the first commercial sale of the applicable licensed product in the country of sale.
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
A drug candidate must be approved by the FDA through a new drug application, or NDA. A biologic candidate is licensed by the FDA through approval of a biologic license application, or BLA. An applicant seeking approval to market and distribute a new product in the United States must typically undertake the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

•submission to the FDA of an IND, which must take effect before human clinical trials may begin;

•approval by an independent institutional review board, or IRB, representing each clinical trial site before each clinical trial may be initiated at that clinical site;

•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication for which the sponsor is seeking approval and the safety, potency and purity of a candidate biologic product for each indication for which the sponsor is seeking approval;

•preparation and submission to the FDA of an application requesting marketing approval for one or more proposed indications;

•review by an FDA advisory committee, where appropriate or if applicable;

•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•payment of user fees and securing FDA approval of the application; and

•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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
In addition to the foregoing IND requirements, an IRB or ethics committee representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and re-approve the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
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
Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:
•Phase 1. The product candidate is initially introduced into a small number of healthy human subjects or, in certain indications, including those for which we are developing product candidates, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•Phase 2. The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase 2a clinical trials tend to be smaller pilot studies for the purpose of demonstrating biological activity and clinical "proof of concept." Phase 2b studies tend to be larger studies focused on finding the optimal dosage and may be controlled.

•Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denotes a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a product candidate. The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, identify adverse effects, establish the overall risk–benefit profile of the product and to provide adequate information for the labeling of the product.

•Phase 4. Post-approval studies may be required to be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

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
    Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. Expanded access allows a patient to obtain an investigational new drug when enrolling in a clinical trial for that drug is difficult or not feasible for the patient. FDA regulations allow access to investigational drugs under an IND by the sponsor or the treating physician for treatment purposes on a case-by-case basis in certain circumstances, subject to FDA approval. There is no obligation for a sponsor to make its drug products available for expanded access. In April 2020, we adopted an expanded access policy, which is, as required by the 21st Century Cures Act, or Cures Act, available on our website.
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
The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
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

    Review of a Product Candidate by the FDA
If clinical trials are successful, the next step in the development process is the preparation and submission to the FDA of an application for marketing approval. The application is the vehicle through which applicants formally propose that the FDA approve a new drug for marketing and sale in the United States for one or more indications. The application must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. Every new product must be the subject of an approved application before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
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

    Finally, the FDA may award priority review vouchers to sponsors of rare pediatric disease product applications that meet certain criteria. A rare pediatric disease is a rare disease where the disease is serious or life-threatening with the serious or life-threatening manifestations primarily affecting individuals from age zero to 18. A sponsor who receives approval for a drug or biologic for a rare pediatric disease may qualify for a priority review voucher, which the sponsor may redeem to receive priority review of a subsequent marketing application for a different product. In lieu of using the voucher for one of its own product candidates, a sponsor may sell that voucher for use by a third party. Current prices for these vouchers range in the hundreds of millions of dollars. The current rare pediatric disease priority review voucher program, which was previously scheduled to expire in October 2020, will expire in September 2024, after Congress recently renewed the program, although a drug designated as a rare pediatric disease treatment by September 2024 can still receive a priority review voucher but no later than September 2026.

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
Once an approval is granted, the FDA may restrict, suspend or withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•fines, warning letters or holds on post-approval clinical trials;

•product seizure or detention, or refusal to permit the import or export of products; or

•injunctions or the imposition of civil or criminal penalties.

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
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, or ACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed "reference product." As of January 1, 2021, the FDA had approved 29 biosimilar products for use in the United States. No interchangeable biosimilars, as described below, have been approved as of January 1, 2021. The FDA has issued several guidance documents outlining an approach to the review and approval of biosimilars.
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
In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval of a clinical trial to a reporting EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. The Clinical Trials Regulation is expected to become effective in December 2021, in conjunction with the expected going live date of a new clinical trials portal and database being developed for the new regulatory framework.
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
Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure and a reduction or elimination of registration and marketing authorization fees. The market exclusivity period can be extended by two years following completion of an agreed upon pediatric investigation plan. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the new product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable to not justify maintenance of market exclusivity.

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
    Brexit and the Regulatory Framework in the United Kingdom
On January 31, 2020, the United Kingdom left the European Union in an event called "Brexit". As of January 1, 2021, European Union laws and regulations generally became inapplicable in the United Kingdom. In December 2020, the United Kingdom and the European Union entered into a long-term trade agreement that governs their future economic relations. Since the pre-existing regulatory framework for pharmaceutical products in the United Kingdom is derived from European Union directives and regulations, which the United Kingdom could abandon or modify in the future, subject to the terms of the recently concluded long-term trade agreement, Brexit could materially impact the future regulatory regime for pharmaceutical products in the United Kingdom. We are continuing to analyze how Brexit and the recently concluded trade agreement will affect the future regulatory regime for pharmaceutical products in the United Kingdom.
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
    The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceutical products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including rebate programs, price controls, restrictions on reimbursement and requirements for substitution of generic products. Efforts to control drug pricing have garnered bipartisan support in the U.S. Congress. The Trump Administration issued a number of executive orders and during the Trump Administration, various U.S. government agencies, including the FDA and the Center for Medicare & Medicaid Services, or CMS, proposed a number of rules intended to curb drug prices.

The Biden Administration has frozen certain of the Trump Administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue. The Biden Administration may pursue reference pricing policies, which is a regime that sets the price of certain drugs by reference to the average price of these drugs in other developed countries, or may seek to amend existing law that currently bans Medicare from negotiating lower prices with drug manufacturers.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional cost effectiveness clinical studies. EU Member States may approve a specific price for a product or any of them may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Over the past decade, many EU Member States have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union over the past decade. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices.
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

    Moreover, the number of individuals covered by health insurance has a direct impact on the potential market for our product candidates, if approved. The ACA, passed in 2010, included the "individual mandate," which required most Americans to carry a minimal level of health insurance. Individuals who did not obtain required coverage were subject to a penalty. The individual mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, or TCJA, with the repeal becoming effective on January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. In addition, the Trump Administration took a number of executive actions to undermine the ACA and there are current lawsuits pending regarding the ACA, including one being decided by the U.S. Supreme Court in its current term. We expect additional lawsuits may be filed.

Despite those developments, we expect the new 117th Congress and the Biden Administration to support and expand on the ACA. For example, on January 28, 2021, President Biden issued an executive order directing federal agencies to review all existing regulations, policies and a variety of other guidance that limit Americans’ access to high-quality healthcare and to consider actions that will protect and strengthen Medicaid, the ACA and, more generally, access to affordable healthcare for Americans. Under this order, federal agencies are to advance President Biden’s overall access policy and make determinations as to whether additional actions are necessary. Specifically, the agencies must examine, among other things, policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19, and policies that undermine the health insurance marketplace or other markets for health insurance.

Healthcare Law and Regulation
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims, reporting of payments to physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose obligations, including mandatory contractual terms, relating to safeguarding the privacy, security and transmission of individually identifiable health information by certain covered entities and their business associates;

•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•the federal Foreign Corrupt Practices Act, which, among other things, prohibits providing or offering to provide money or anything of value to a foreign government body, government official, or political candidate for the improper purpose of obtaining or keeping business;

•federal transparency requirements such as the federal Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti–kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by private insurers.

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

Our Corporate Information
Our principal executive offices are located at Five Penn Plaza, Suite 2372, New York, NY 10001, and our telephone number is (212) 845–8200. Our Internet website is http://www.ivericbio.com.
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

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014, December 2019 and June 2020. As of December 31, 2020, we had an accumulated deficit of $565.1 million. Our net loss was $84.5 million for the twelve months ended December 31, 2020 and we expect to continue to incur significant operating losses for the foreseeable future.

Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200, and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, including if we develop Zimura for additional indications, preclinical development programs or collaborative gene therapy sponsored research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials and nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to IC-500, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.

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

•maintain, expand and protect our intellectual property portfolio;

•hire additional clinical, commercial, medical affairs, regulatory, manufacturing, quality control, quality assurance and scientific personnel; and

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

As of December 31, 2020, we had cash, cash equivalents and available for sale securities of $210.0 million. We estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $130 million and $140 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix or any commercialization expenses for Zimura, into 2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates also assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures related to potentially studying Zimura in other indications, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

•the scope, costs, progress, and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with Zimura and our other product candidates;

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

•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of any of our product candidates;

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

We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and governmental responses to the pandemic have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $150 million in net proceeds through our June 2020 public offering and concurrent private placement, we may not be able to successfully raise additional capital. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.

We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. For example, we have decided to enroll approximately 25 additional patients in our ongoing STAR trial, with the goal of enrolling a total of approximately 120 patients, which will extend the duration of that trial and increase our costs of conducting that trial. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with data from our GATHER1 trial, will be sufficient to support an application for marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials for Zimura in GA or conduct additional non-clinical studies of Zimura in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 trial or the STAR trial, including slowing patient enrollment or causing enrolled patients to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. We may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. For example, we are aware that, in the STAR trial, a number of patients initially enrolled in the trial missed consecutive visits during the early months of the COVID-19 pandemic. We do not know yet whether the number of missed visits will increase or decrease among the newly enrolled patients in the STAR trial or how many missed visits will occur in the GATHER2 trial, and whether and to what extent missed visits may impact the results of any of the trials. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. If we choose to pursue a collaboration for any of our product candidates, we may be required to relinquish certain valuable rights depending on the terms of such a transaction. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

The COVID-19 pandemic, which is a fluid and evolving situation, has adversely affected and may continue to negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. In addition, the pandemic has caused substantial disruption in the financial markets and economies, which could adversely affect our business and operations.

The COVID-19 pandemic, which began in December 2019, has spread worldwide. A majority of the world's population has been affected by government efforts to slow the spread of the outbreak through stay-at-home and social distancing orders, shutdowns of businesses and public places, heightened border security, travel restrictions, quarantines and other measures. The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as a substantial number of people have been required to stay and work from home; worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel and conferences, has fallen.

Beginning in March 2020, the COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:

•In March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. Although we initiated patient enrollment in June 2020 and our clinical trial sites are continuing to enroll patients, we and our clinical trial sites are doing so cautiously in light of new health and safety practices put into place as a result of the COVID-19 pandemic. We are continuing to monitor the situation closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. In addition, we have added sites to this trial because of the ongoing and variable nature of the pandemic and its potential impact on patient recruitment and retention. Health authorities and ethics committees in certain countries have reduced their staff and operations due to the COVID-19 pandemic. This reduction in operations has resulted in delays to the approval of our trial in certain countries outside the United States and delays in the activation process for a number of our planned clinical trial sites. We may face difficulties in recruiting or retaining patients or maintaining scheduled visits to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the pandemic. We do not yet know whether the number of missed visits will increase or decrease among the newly enrolled patients in the STAR trial or how many missed visits will occur in the GATHER2 trial, or what the impact of missed visits may be on trial results, especially because we are masked to the treatment of patients during the conduct of the trials. At this time, we do not know whether there will be further impacts on the timing and progress of patient enrollment or on patient retention or maintenance of scheduled visits in any of our ongoing or planned clinical trials as a result of the COVID-19 pandemic.

•Although most of our clinical trial sites have reopened and are continuing to conduct patient visits for our clinical trials, they are doing so with fewer staff and other restrictions and many of them are focusing on more urgent matters rather than clinical trials. We are engaging with our clinical trial sites, with the goal of monitoring the health and well-being of our patients who remain in our trials and maintaining their scheduled visits and treatments. Where possible, we and our clinical investigators have instituted practices such as flexible scheduling of visits for patients and remote monitoring, and we have also provided patient travel services and personal protective equipment to support our sites and patients. Recently, a number of our clinical trial sites have been scaling back their operations because of recent surges in COVID-19 cases or new lockdown measures being imposed. We have been and will continue to monitor the situation closely.

•In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at the UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our collaborative gene therapy sponsored research programs. Additionally, we were unable to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-100 and IC-200, which caused minor delays to our manufacturing timelines for both product candidates. Furthermore, because of the COVID-19 pandemic and restrictions on remote auditing due to privacy and other concerns, we have experienced difficulties and delays in performing audits on most of our clinical trial sites.

•Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. Additionally, there is increased demand for the vials we are planning to use for the fill/finish of Zimura drug product, which governments and other companies intend to use for COVID-19 vaccines and medicines. This increased demand may limit our ability to obtain these vials for our own needs.

•We instituted company-wide remote working starting in March 2020 and expect to continue working remotely for the foreseeable future. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.

The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. From late 2020 to January 2021, many countries and regions, including most states in the United States, experienced a surge in the number of new cases, including as a result of several new mutations to the SARS-COV-2 virus, which caused public health authorities to reimpose restrictive measures. Although the number of new cases in the United States in February 2021 appears to have receded from the January highs, this trend may not continue or may reverse. In addition, although the FDA has granted emergency use authorization to three vaccines for this disease, there continue to be challenges with distributing vaccines and administering them to the general population, and the long-term safety and efficacy and ability of these vaccines to slow transmission are largely unknown. As a result, governments may continue to deploy measures to contain the pandemic for a prolonged period of time. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.

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

We cannot foresee if and when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of the impact of the pandemic on our financial condition or operations. Even if the pandemic is contained and the economy is largely reopened, the pandemic may recur and the existing measures may be re-imposed. If the COVID-19 pandemic is not effectively and timely controlled, we may experience prolonged disruptions to our clinical trials or supply chains, extended closures of facilities, such as clinical trial sites, academic research centers and suppliers, including single source suppliers, and delays in interactions with regulatory agencies or obtaining approvals for our product candidates. Many economists are predicting that the pandemic may have significant or long-lasting effects on economies worldwide. If the effects of COVID-19 on the financial markets and the global economy persist, they could hamper our ability to raise additional finances. Additional public health crises and natural disasters, such as future epidemics or pandemics or those resulting from the effects of climate change, may arise in the future. Any of these events may materially and adversely affect our business operations and financial condition.

Our strategy of obtaining additional rights to products, product candidates or technologies for the treatment of retinal diseases may not be successful.

An element of our strategy has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements for product candidates and other technologies intended to treat retinal diseases. We plan to continue to evaluate additional opportunities to in-license or acquire products, product candidates and technologies on a selective and targeted basis, including technologies that may complement our existing product candidates and other strategic lifecycle initiatives. We may also continue to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions, including collaboration or out-license opportunities for further development and potential commercialization of our product candidates. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.

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

Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, we must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are sponsoring with UMMS, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the IND-enabling toxicology study we are conducting for IC-200 and similar studies we are planning to conduct for IC-500, may fail at any point or produce unacceptable results for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans.

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

•as there are no therapies approved for GA, Stargardt disease, RHO-adRP or any BEST1-related IRDs, in either the United States or the European Union, the regulatory pathway for product candidates in those indications, including the selection of efficacy endpoints, is highly uncertain;

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

Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities, especially clinical trials, is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. The progress of our clinical trials may be dependent on macro-economic events beyond our control, such as the COVID-19 pandemic. For example, although we are continuing to enroll patients in the GATHER2 trial, we may later decide to or be required to slow down or pause patient recruitment due to the continued persistence of the pandemic or as a result of governmental measures instituted in response to the pandemic. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process or for other reasons. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to AMD in a manner sufficient to support an application for marketing approval to the FDA and EMA are based on our review of the 12-month and 18-month data from the GATHER1 trial as well as informal discussions with the FDA. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA could be incorrect or may change as we continue to have interactions with the FDA, as we continue to review and analyze data from our GATHER1 trial, as we conduct our GATHER2 trial, and as new regulatory or third party information, including third-party clinical data or information from prospective collaborators or licensees, becomes available. Additionally, we recently revised our development plans and timelines for IC-500 after completing a review of this product candidate and the potential market for such candidate. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.

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

We may decide to pursue clinical development of Zimura for other indications, including those we previously studied such as wet AMD and IPCV and other indications such as earlier stages of AMD. Similar to GA and STGD1, Zimura, and the use of C5 inhibition, are unproven in those indications and we may not be successful in our efforts to develop Zimura for those indications.

We are continuing to review and analyze the results and individual patient level data from the GATHER1 trial. Further analysis may lead to the discovery of information that is inconsistent with our initial conclusions regarding the GATHER1 data. The GATHER2 trial may yield results that are different from the results observed in the GATHER1 trial. An unfavorable result from the GATHER2 trial likely would materially adversely affect our ability to obtain approval for Zimura in GA.

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

Unlike the GATHER1 trial, the GATHER2 trial includes only one treatment arm, Zimura 2 mg, in addition to a control arm. Several Phase 3 clinical trials for ophthalmic product candidates that have been, or are currently being, conducted by other sponsors include multiple treatment arms, either different doses or treatment regimens, in addition to a control arm. The FDA has expressed that including multiple study doses or treatment regimens within a single trial helps mitigate the risk of bias in the trial and is therefore recommended, although not required. We believe that the anatomical measure used as the primary efficacy endpoint in both our GATHER1 trial and our GATHER2 trial, the mean rate of change in GA growth, as evaluated by an independent, masked reading center, is not subject to bias. We have decided to proceed with only one treatment arm in the GATHER2 trial consisting of a single monthly administration of Zimura 2 mg, because the 12-month data from the GATHER1 trial suggested that monthly administration of Zimura 2 mg provides a similar benefit (approximately 27%) in reducing the mean rate of GA growth over 12 months as compared to the corresponding sham control group, as measured by our primary endpoint, as Zimura 4 mg, and these results are supported by the results of the 18-month data, and because we want to avoid the treatment burden associated with the Zimura 4 mg dose evaluated in our GATHER1 trial. Additionally, for our GATHER2 trial, because we want to begin to evaluate the efficacy of a less frequent dosing regimen, we plan to re-randomize the patients in the monthly Zimura 2 mg treatment arm at 12 months and evaluate dosing Zimura 2 mg every other month, a dosing regimen which we have not previously studied, in half of those patients during the second 12 months of the trial. The GATHER2 trial, however, is not designed to reliably assess any differences we observe between these treatment groups at 24 months with statistical significance and the label we would seek for Zimura in GA, if the results from the GATHER2 trial are positive, would in all likelihood provide for monthly administration of Zimura.

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

Based on the results of our GATHER1 trial, additional statistical analysis we have performed and informal discussions we have had with the FDA, we believe that the efficacy results from this trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth over 12 months, measured by FAF based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area, is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision, and that data from the GATHER1 trial is robust. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth, calculated using the square root transformation, is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We are not currently planning to include visual function measures as primary or secondary efficacy endpoints in the GATHER2 trial and vision will be assessed as a safety endpoint. The FDA, the EMA or other regulatory authorities may disagree with our conclusion regarding the robustness of the data from the GATHER1 trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. Even if we meet with the FDA, EMA or other regulatory authorities, we likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the sufficiency or robustness of the data from our clinical trials, including the GATHER1 trial, until such time as we submit an application for marketing approval and receive a response from the applicable authority. If the GATHER1 trial results are not considered robust, or if regulatory authorities do not accept our primary endpoint as clinically relevant without correlation to an outcome more directly associated with visual function, in order to seek marketing approval we may need to conduct, in addition to the GATHER2 trial, one or more additional, well-controlled clinical trials that meets the applicable regulatory requirements in order to obtain sufficiently robust data for an acceptable endpoint to support marketing approval.

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

Based on informal discussions with the FDA, following the GATHER1 trial, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. This additional clinical trial would need to be well-controlled, with a primary efficacy analysis at the 12 month time point or later. We believe that if we were to file an application for marketing approval for Zimura for GA, we would be able to rely on safety data from our GATHER1 and GATHER2 trials in GA, as well as our STAR trial evaluating Zimura for STGD1. We also believe that, if the data from the GATHER2 trial are positive, we would be able to submit our application following the primary efficacy analysis for the GATHER2 study at the 12-month time point, without waiting for the full 24-month data package, which we would collect after submitting for marketing approval and use to supplement our applications for marketing approval while they are pending. We have designed our GATHER2 trial to meet these requirements, which, as we understand them, and if data from the GATHER2 trial are positive, will permit us to seek marketing approval for Zimura in GA in the United States and potentially the European Union. Since receiving the 12-month results from the GATHER1 trial, we have not had an end of phase 2 or other formal meeting with either the FDA or the EMA and we may not do so before receiving results from the GATHER2 trial and submitting our applications for marketing approval. In addition, we have been engaging with various regulatory authorities, including competent national authorities in Europe, during the GATHER2 trial, and expect to continue engaging with regulatory authorities, including with the FDA as part of the fast track program. We may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we are understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for Zimura, including potentially changing the design of the GATHER2 trial, increase the costs of our Zimura clinical programs and delay our expected timelines. In addition, because of the COVID-19 pandemic or other reasons, we may experience a higher than anticipated rate of dropouts and missed visits and treatments in our GATHER2 trial, which could result in our not having adequate safety data for a sufficient number of patients to obtain marketing approval in GA, even if the primary endpoint is met and the results from the GATHER2 trial are otherwise positive.

Furthermore, our previous and ongoing Zimura clinical trials have evaluated Zimura dosing levels and regimens that we have studied only in cohorts consisting of a small number of patients. This approach may increase the risk that patients in our ongoing trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. Although we have not observed any adverse events or serious adverse events attributable by the investigators to the drug product in our GATHER1 trial, we may become aware of safety concerns as we analyze individual patient level data in our GATHER1 trial, and they may manifest in our STAR trial, in our GATHER2 trial or in any other subsequent clinical trials we or a potential collaborator may undertake for Zimura. When we follow patients for a longer period of time or collect safety data from a greater number of patients, we may observe safety events that we have not previously observed. For a further discussion of the safety risks in our trials, see the risk factor herein entitled "If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates."

Because the primary efficacy endpoint and the statistical analysis plan we would expect to use to analyze efficacy data for our GATHER2 trial are similar to those of the GATHER1 trial, any disagreements by the FDA, EMA or other regulatory authorities with GATHER1 will likely affect GATHER2 as well. Our ongoing clinical trials and any future clinical trials for Zimura that we or a potential collaborator may undertake may fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or any other future clinical trials for Zimura could adversely affect our business and the value of your investment in our company.

We have no unmasked clinical data regarding the safety and efficacy of Zimura as a treatment of STGD1. The dropout rate or patients with missing visits may reduce the number of patients from whom we can collect and analyze data from STAR. We may not be able to recruit additional patients for this trial in line with our expectations.

We have no unmasked clinical data regarding the safety and efficacy of Zimura as a treatment for STGD1. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability of our planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Moreover, because Stargardt disease, like GA, is a degenerative disease, and in many cases, the rate of degeneration is slow, and because we are seeking to slow the progression of degeneration with Zimura, and not necessarily to reverse prior degeneration or restore visual function, patients participating in our STAR trial, who are generally younger and may experience vision loss that is more subtle than patients with GA or other forms of AMD, may not perceive a benefit from continuing to participate and therefore may drop out of this trial or miss scheduled visits and treatments. This risk is particularly magnified during the COVID-19 pandemic, which may cause our patients to voluntarily or involuntarily drop out of the trial or miss scheduled visits and treatments in greater numbers than before. Although we and the investigators and their staffs take efforts to encourage continued patient participation, the dropout rate may exceed our expectations. A higher than expected dropout rate would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial. Given the information above, our STAR trial could be underpowered to demonstrate a potential clinical benefit for Zimura in STGD1 with statistical significance.

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

The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the recruitment and retention of patients for our GATHER2 and STAR clinical trials. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming.

Our GATHER1, GATHER2 and STAR trials involve sites located across the United States and in many countries outside the United States. In early 2020 after the start of the COVID-19 pandemic, we were in the process of completing patient visits for our GATHER1 trial and those of the initially enrolled patients in the STAR trial, and we were conducting startup activities for the GATHER2 trial. We have made a number of changes to the operations of our clinical trials as a result of the COVID-19 pandemic, its effects on current and prospective participating patients, and various governmental and other measures to control the pandemic. As the COVID-19 pandemic evolves, we may make further changes to how we conduct our ongoing and any future clinical trials.

Patient enrollment, missed patient visits and patient retention remain key risks for our clinical trials. Due to the COVID-19 pandemic, we delayed the initiation of patient enrollment for the GATHER2 trial from March 2020 to June 2020. Even though we are continuing to enroll patients in the GATHER2 and STAR trials, we are doing so cautiously in light of the health and safety measures put into place at various clinical trial sites. We may choose to or be required to slow down or stop patient enrollment in certain geographies due to the COVID-19 situation and any governmental measures taken in response. Patients, in turn, may be reluctant to enroll in clinical trials or to maintain their scheduled visits and treatments once enrolled due to their fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. These concerns may particularly apply to GA patients, many of whom are elderly and therefore at a higher risk for COVID-19 and other diseases than the general population.

For patients who are enrolled in our trials, the COVID-19 pandemic may cause them to miss study visits or drop out in greater numbers than expected, which could affect our ability to complete our trials and obtain data in accordance with our expectations. Compared to the generally elderly patients in our GATHER2 trial, the patients in the STAR trial are generally younger and have work and family commitments, which may cause them to miss more visits or drop out in greater numbers. In addition to the risks posed by increased patient dropouts, if patients miss scheduled visits in greater numbers as a result of the pandemic, especially if a patient misses consecutive visits, it may affect our ability to draw meaningful conclusions from the clinical data. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the COVID-19 pandemic. We do not know yet whether the number of missed visits will increase or decrease among the newly enrolled patients in the STAR trial or among the patients in the GATHER2 trial, and whether and to what extent missed visits may impact the results of the trials, especially since we are masked to the data until the conclusion of the trials. The duration of the GATHER2 and STAR trials, at 24 months and 18 months, respectively, plus time for recruiting patients, makes them more likely to be affected by any subsequent waves of the COVID-19 pandemic.

The COVID-19 pandemic has caused many of our clinical trial sites and competent health authorities and ethics committees in certain countries to reduce their staff and operations. This reduction in operations has resulted in delays to the approval of and the site activation process for the GATHER2 trial in certain geographies. As we continue to add clinical trial sites to the GATHER2 trial, the progress of site activation will depend on the local situation in each specific geography. In addition, many sites are focusing on more urgent matters rather than clinical trials, which may delay their ability to recruit patients. Recently, a number of our clinical trial sites have been scaling back their operations because of recent surges in COVID-19 cases or new lockdown measures being imposed. Shortages of vaccines, personal protective equipment and other supplies for the prevention of COVID-19 may cause our clinical trial sites to further scale back the number of staff on site and other operations, and may also cause prospective or enrolled patients to avoid clinical trial visits.

In addition to the disruptions to the operations of many clinical trial sites, the COVID-19 pandemic affected our monitoring and audit operations, for example, by requiring remote monitoring, remote source document verification and remote auditing in many instances. Some countries prohibit or limit remote source document verification due to privacy and other concerns. Because of privacy and other concerns with remote auditing, we have experienced difficulties and delays in performing audits on most of our clinical trial sites. Although we do not believe the COVID-19 pandemic has materially affected the robustness of our data verification process for the GATHER1 trial, we may find data verification discrepancies as we continue to evaluate the individual, unmasked patient level data from the GATHER1 trial. This risk may also affect our data verification processes for the STAR and GATHER2 trials.

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

We have not previously conducted any clinical development involving gene therapies. As we prepare for the potential initiation of our first gene therapy clinical trial, we will need to build our internal and external capabilities in designing and executing a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. We are planning to meet with the FDA to discuss our selected doses for a first-in-human clinical trial for IC-100; the FDA may disagree with our selected doses or require us to conduct additional preclinical studies, which may delay our timelines for IC-100. In particular, many of the indications for which we are pursuing our gene therapy programs have limited natural history data and limited number of therapies in clinical development, which may make selecting an appropriate endpoint difficult. Furthermore, our gene therapy programs are targeting orphan diseases with relatively small populations, which limits the pool of potential patients for our gene therapy clinical trials. Because gene therapy trials generally require patients who have not previously received any other therapy for the same indication, we will also need to compete for the same group of potential clinical trial patients with our competitors who are also developing therapies for these same indications. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

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

IC-500, our selected product candidate from our HtrA1 inhibitor program, is in preclinical development. There are no FDA or EMA approved products that utilize HtrA1 inhibition as a mechanism of action for treating ophthalmic diseases, including GA and other age-related retinal diseases for which we may develop IC-500, and this mechanism of action may not prove safe and effective for these diseases. Although other companies are pursuing HtrA1 inhibition as a strategy for treating retinal diseases, including Genentech in an ongoing Phase 2 clinical trial in GA, to date, there is limited published clinical data regarding the safety and efficacy of HtrA1 inhibition in the target patient population. We are also aware that Genentech recently commenced a clinical trial to assess the long-term safety and tolerability of its monoclonal antibody HtrA1 inhibitor. We made the decision to acquire this program in 2018 based on our interpretation of the scientific literature and rationale for this potential target that suggest an association between HtrA1 and the risk for AMD, as well as a limited set of preclinical data generated by Inception 4 prior to the acquisition. We note, however, the HtrA1 gene is in the same region of the 10q26 chromosome as the age-related maculopathy susceptibility 2, or ARMS2, gene. The ARMS2 and HtrA1 genes are linked, and variants in, or expression of, the ARMS2 gene may also be associated with the risk for AMD. The risk for AMD associated with ARMS2 may ultimately prove to be greater than the risk associated with HtrA1. In addition, even though genetic and histologic findings correlate HtrA1 with AMD, the development and progression of AMD may not be affected by HtrA1. Our hypothesis that targeting inhibition of HtrA1 may be a safe and effective method of treating AMD may ultimately be incorrect, which would likely adversely affect the value of IC-500 and its continued development.

To our knowledge, there are no suitable animal models for GA or dry AMD. This absence of a suitable animal model makes designing a proof of concept study to assess the preclinical efficacy of IC-500 difficult. To date, we have not yet generated any preclinical data of IC-500 in animal studies. In addition, we have not had any formal or informal interactions with the FDA or other regulatory authorities regarding our preclinical development plans for IC-500. We do not know whether the FDA or other regulatory authorities will accept any preclinical proof of concept study we may propose, or other aspects of our preclinical development plans for IC-500. The FDA may require us to change our plans or conduct additional studies, which would increase our costs and delay our timelines.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates. There are a number of known safety risks associated with our product candidates, including gene therapies, and currently unknown safety issues may arise during development.

If any of our product candidates are associated with serious adverse events or undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many drugs that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development. Safety issues may arise due to reasons unrelated to the study drug, such as issues with the injection procedure or the syringes or needles being used.

In our completed clinical trials for Zimura, we have observed only a single adverse event, mild subcapsular cataract, from our OPH2000 trial, assessed to be drug-related by participating investigators. Although not reported as related to Zimura by investigators, we observed an increase in the number of investigator-reported cases of CNV in the Zimura treatment groups in the GATHER1 trial as compared to the sham control groups. For the GATHER2 trial, because we are asking investigators to perform monthly OCT imaging and to submit cases where patients experience a decrease in visual acuity of five or more ETDRS letters between successive visits to the independent reading center for confirmation by multi-modal imaging, in addition to the cases the investigator suspects to be CNV, we may observe a higher rate of CNV cases in the GATHER2 trial, including, potentially in the Zimura 2 mg treatment group as compared to the sham group. We have no unmasked data regarding the safety, tolerability or efficacy of Zimura administered for the treatment of STGD1. We have no human data regarding IC-100, IC-200 or IC-500.

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

Our experience manufacturing Zimura is limited. As we conduct our GATHER2 trial and our expanded STAR trial and plan for potential commercialization of Zimura, we and our third-party manufacturers will need to complete several activities to ensure the continued supply of drug product for these trials and adequate preparations to support potential future commercial supply of Zimura. Any delay or failure in completing these activities could cause delays in the development of Zimura or its potential approval or could result in inadequate clinical or commercial product supply.

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

In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. Although we believe we have adequate Zimura drug substance for the GATHER2 trial and the expanded STAR trial, this supply may not be sufficient for our needs over the duration of the trials or for any additional trials we may conduct. We have initiated activities in preparation for the scale-up and validation of the manufacturing process for Zimura drug substance with a new manufacturer, with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for future potential commercial use. If this manufacturer is successful, we intend for this manufacturer to be our primary supplier of Zimura drug substance. However, this manufacturer may not be successful because of any number of reasons. We also recently engaged our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, for scale-up and validation activities. Depending on the success of the scale-up activities by the new manufacturer, we may use either this new manufacturer, Agilent or both for future supply of Zimura drug substance, which may increase our costs and delay our timelines. In addition, regardless of which manufacturer we use, we will need to demonstrate that the drug substance produced through the scaled-up process is analytically comparable to the drug substance we are currently using. If we are unable to demonstrate that the Zimura drug substance produced through the scaled-up process is analytically comparable to the Zimura drug substance we are currently using, including as a result of not having the appropriate assays to demonstrate analytical comparability, our timelines to complete the development of and seek regulatory approval for Zimura would be impacted.

In 2020, we engaged a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We expect that this contract manufacturer will be able to supply sufficient finished Zimura drug product for these two clinical trials. However, we may face issues with releasing batches of finished Zimura drug product from this contract manufacturer, or even if these batches can be successfully released, we may not have sufficient supply for our needs over the duration of these trials or for any additional trials we may conduct. In addition, we are planning to make a change to the existing vial used for Zimura drug product, which we believe may allow us to support a more efficient fill/finish operation at a commercial scale. We have been in discussions with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, regarding its capacity to supply us with finished Zimura drug product with the new vial for potential commercial use. If Ajinomoto is unable to provide us and/or a potential collaborator with Zimura drug product for potential commercial use, we will need to use alternative suppliers, which may increase our costs and delay our timelines.
We order the PEG starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are planning to enter into a long-term supply agreement with this manufacturer for the PEG starting material. However, we may not be able to agree to terms or may need to agree to unfavorable terms in order to secure adequate supply. We are assessing this supplier's capacity to supply the PEG at the scale that we expect we will need for commercial manufacturing. If this supplier is unable to supply us the PEG in line with our expectations, we believe there are a limited number of alternative suppliers for this critical raw material, and if we need to use those suppliers, it could increase our costs and delay our manufacturing plans for Zimura.

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

Gene therapy drug products are complex and difficult to manufacture. We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. Even after a manufacturer is engaged, any problems that arise during manufacturing, including during process development and cGMP manufacturing, may result in unanticipated delays to our timelines, including delays attributable to securing additional manufacturing time slots. In 2020, we experienced delays to our cGMP manufacturing activities for IC-100 and IC-200 because of a number of manufacturing issues at our CDMO. There may also be long lead times to manufacture or procure starting materials such as cell banks or plasmids. In particular, plasmids and other starting materials for gene therapy manufacture are usually sole sourced, as there are a limited number of qualified suppliers. The progress of our gene therapy programs is highly dependent on these suppliers providing us or our contract manufacturers with the necessary starting materials that meet our requirements in a timely manner. A failure to procure or a shortage of necessary starting materials likely would delay our manufacturing and development timelines.

As previously disclosed, we identified an issue with one of the starting materials used for our manufacturing process for IC-100. That issue caused us to delay our cGMP manufacturing run at our CDMO, and we had to reschedule the run for a later date based on the CDMO's availability. The supplier has since provided new starting materials for our rescheduled cGMP manufacturing run. Although we believe the new starting materials met our expectations and the manufacturing of the cGMP batch has been successful, we may find unexpected issues as we complete testing and release of the batch. If there are issues with the new starting materials or the produced batch, our timelines and the future development of IC-100 could be adversely affected.

A number of factors common to the manufacturing of biologics and drugs could also cause production or quality issues for gene therapies, including raw material or starting material variability in terms of quality, consistency in cell growth, productivity or cell line stability issues, product and process impurities, material shortages of any kind, shipping, distribution, storage and supply chain failures, cell culture contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, epidemics and pandemics, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. In particular, for IC-100 and IC-200 we and our contract manufacturers have developed our own manufacturing processes, which differ from those originally used by our university collaborators, for example, by using different starting materials and analytical methods. Our manufactured materials may not match the safety and efficacy profile of those used by the universities.

Because manufacturing for early stage research is often done under different conditions, using different starting materials and manufacturing systems and done on a smaller scale than what is required for manufacturing for clinical supplies, we may face challenges producing the same product as that produced by the manufacturing processes used by our licensors and other academic collaborators and scaling up the new manufacturing processes as necessary to support supply for clinical trials. In order to progress the development of IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we have devoted and will need to continue to devote significant time and financial resources to establishing manufacturing processes that are sufficient for IND-enabling preclinical toxicology studies as well as clinical supplies. If we are not able to establish gene therapy manufacturing or related processes in a manner required for further development of our gene therapy product candidates, our development plans may be delayed and our business may be materially harmed. In particular, although our CDMO produced cGMP batches for each of IC-100 and IC-200, we may encounter issues with releasing any of those batches, which could hamper us from filing an IND and initiating a human clinical trial for that product candidate.

An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more complex in scope and take a longer time to develop and to conduct as compared to those used for traditional drugs. We, our contract manufacturers and our contract research organizations need to expend considerable time and resources to develop assays and other analytical tests for our gene therapy product candidates, including assays to assess the potency of our gene therapy product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, qualified and validated, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized or released our manufactured materials. If the results of the testing fail to meet our expectations or applicable requirements, we may need to delay or repeat certain manufacturing and development activities.

We are in the early stages of establishing manufacturing capabilities for IC-500. We may need to conduct additional process development and formulation development activities.

Before we can commence IND-enabling studies for IC-500, we will need to conduct process development and formulation development to determine whether we can identify a viable manufacturing process for and formulate IC-500 for intravitreal administration that is safe to advance into preclinical studies and, depending on the outcome of such studies, into clinical trials. For example, as part of formulation development, we will need to determine which inactive formulation components should be used in the preparation of IC-500, and derive a preparation that includes an adequate amount of drug substance with the necessary inactive ingredients to achieve the desired safety and efficacy profile for intravitreal injection into the eye.

We are working with a CDMO to conduct process development, scale up and cGMP manufacturing of the drug substance for IC-500 for preclinical toxicology studies and early-stage clinical trials. We are working with another CDMO to conduct formulation development activities for the drug product for IC-500. Our contract manufacturers have developed a manufacturing process for IC-500 drug substance and a formulation of this produced drug substance. However, we have not yet tested this formulation in any preclinical animal studies; the results of these studies may require us to refine or change our manufacturing process or conduct additional formulation development activities. We are in the process of engaging a contract manufacturer to manufacture finished drug product for clinical supply. Manufacturing, including process development, formulation development and drug product manufacturing, can be costly and time-consuming and our anticipated timelines for the development of IC-500 may be delayed. If we are unable to successfully manufacture and formulate IC-500 in line with our expectations, we may switch to a backup HtrA1 inhibitor or cease developing our HtrA1 inhibitor program altogether.

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

Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Alexion Pharmaceuticals, Inc., Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics, IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), MorphoSys AG, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gemini Therapeutics, Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3. In July 2020, Apellis announced that it had completed patient enrollment in its Phase 3 program with a total of 1,259 patients, and expects to announce top-line data from the trials in the third quarter of 2021. If Apellis's Phase 3 program for its C3 complement inhibitor product candidate is successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, EyePoint Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc., Roche AG and Stealth BioTherapeutics Corp., are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development is Genentech's monoclonal antibody HtrA1 inhibitor, which is currently being studied in a Phase 2 clinical trial.

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

Competitive considerations for RHO-adRP:

•We are aware that ProQR is developing an RNA-based therapeutic for RHO-adRP, for which it is currently conducting a Phase 1/2 clinical trial. Ocugen, Inc. is developing a gene therapy for RHO-adRP, for which the FDA granted orphan drug designation in July 2020. In addition, prior to its acquisition by Biogen, Nightstar had a preclinical AAV gene therapy program in RHO-adRP. 4D Molecular Therapeutics is developing an intravitreal gene therapy for RHO-adRP. Editas Medicine, Inc. is exploring a potential gene editing program in this disease. We are also aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP.

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

As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We currently do not have any sales, marketing or distribution infrastructure or dedicated personnel. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product is approved, the territories in which the product may be marketed and the commercial potential for such product candidate. We are developing Zimura and IC-500 for GA secondary to AMD, which is a condition affecting a relatively large number of individuals. In contrast, our gene therapy programs are currently being developed for orphan IRDs with a limited number of affected individuals. If any of our product candidates is approved, the size and nature of the affected patient population will be an important factor in our commercial strategy. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retinal specialists, or sub-specialists, such as retinal specialists with particular expertise in IRDs, and the likely degree of acceptance of our product candidate by the relevant physicians in various markets.

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

•any restrictions in the label on the use of our products to or by a subgroup of patients, including, for example, for Zimura, if approved, restrictions on use of our product to patients with GA secondary to dry AMD (as opposed to GA secondary to any or all forms of AMD or other stages of AMD) or to patients with specific GA lesion characteristics, such as non-foveal GA, or for our gene therapy product candidates, if approved, restrictions on use of our product if a patient previously received another gene therapy product;

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

Our development program for Zimura in GA uses an anatomical primary endpoint, the mean rate of change in GA growth over 12 months. We believe that this efficacy assessment is most likely to demonstrate clinical relevance for an investigational product across a heterogeneous GA patient population and other potential assessments, such as comparisons of visual acuity, are not as clinically meaningful for patients with GA. However, to date there is no direct functional corollary to the anatomical measure that we are using as our primary endpoint. Although we evaluated visual acuity as a secondary endpoint in the GATHER1 trial, the trial was not designed to reliably assess differences in mean changes in visual acuity with statistical significance. Patients, physicians and payors may not recognize the value of, and we may not be able to obtain marketing or reimbursement approval for, Zimura without demonstrating a functional benefit to vision. To do so, we may need to conduct additional clinical trials or sub-studies, which may not ultimately demonstrate a functional benefit to vision.

For each of our Zimura trials where patients receive multiple intravitreal injections on the same day, including the STAR trial, we have provided for a delay in the second intravitreal injection to occur during the same office visit to minimize the risk of an unacceptable increase in intraocular pressure as a result of the volume of the multiple injections. If Zimura receives marketing approval for a particular indication, including for example, for autosomal recessive Stargardt disease, and the approved label requires a waiting period between injections administered on the same day or a dosing regimen that requires multiple office visits per month, the potential market opportunity for Zimura may be limited to the extent that physicians and patients find such a waiting period or dosing regimen unacceptable.

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

Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the new Biden Administration, the U.S. Congress and many states. For example, the previous Trump Administration, through the Center for Medicare & Medicaid Service, or CMS, announced in late 2018 an advance notice of proposed rulemaking describing a potential mandatory reference pricing model for Medicare Part B drugs under which the prices paid for these drugs will be adjusted in relation to an international pricing index that includes prevailing prices from other countries with strict price controls. The reference pricing model has found support from some members of the U.S. Congress. In September 2020, the Trump Administration issued an executive order directing the Secretary of the Department of Health and Human Services, or HHS, to propose rulemaking that would limit the prices paid by Medicare for certain drugs and biologics to the "most favored nation" price.  If this kind of rule were to be adopted, especially for AMD drugs where a large portion of the patient population is over the age of 65 and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. We expect the Biden Administration to pursue additional rulemaking aimed at limiting drug prices. Moreover, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. For example, several insurers have limited the subpopulation for or imposed additional eligibility criteria for paying for Zolgensma, beyond the requirements of the approved FDA label, such as requiring that any eligible patients must receive another treatment first and demonstrate that the other treatment is ineffective before using Zolgensma. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States, which many members of the U.S. Congress expressed an interest in pursuing. In September 2020, HHS issued a rule permitting limited importation of drugs from Canada. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our and any commercialization partner’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our financial condition, or our ability to raise capital needed to commercialize products.

For a further discussion of health care reform and other political factors affecting drug prices, see the risk factor herein entitled "Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing, which could materially impact our ability to generate revenues."

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

We have historically relied on, and purchased on a purchase order basis from, a single third-party manufacturer, Agilent, to provide Zimura drug substance. We have engaged a new manufacturer to conduct scale up and validation activities for Zimura drug substance, and if this manufacturer is successful, we intend for this manufacturer to be our primary supplier for Zimura drug substance. However, we do not currently have any contractual commitments with the new manufacturer or Agilent for the long-term clinical or commercial supply of Zimura drug substance. We may ultimately need to rely on the new manufacturer, Agilent or both or other manufacturers for long-term supply of Zimura drug substance. We have also historically relied on a single third-party manufacturer, Ajinomoto, for Zimura drug product. We have engaged a second fill/finish service provider for additional supply of Zimura drug product for our expected needs for the GATHER2 and STAR trials. We plan to rely on Ajinomoto for long-term supply of Zimura drug product using the new vial we have selected. However, we may ultimately need to rely on other manufacturers for long-term supply of Zimura drug product. We purchase the PEG starting material on a purchase order basis from a single third-party supplier. We are in discussions with this supplier for a long-term supply agreement for the PEG starting material. For these and any other manufacturers with which we do not have any contractual commitments for supply, the pricing and other terms for supply may vary, even substantially, over time and could adversely affect our financial results and operations.

We have engaged a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. For IC-500, we have engaged a CDMO to conduct process development, scale-up and cGMP manufacture of the drug substance for preclinical toxicology studies and early-stage clinical trials and a different CDMO to conduct formulation development activities.

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

Agilent and our CDMO for IC-100 and IC-200 are currently undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. Agilent informed us that as a result of competing demands from other customers, its ability to support our future manufacturing activities for Zimura is limited. As a result, we have engaged a new contract manufacturer that may become our primary or sole supplier for Zimura drug substance, and the timing, costs, progress, quality and outcome of our planned manufacturing activities for Zimura may be negatively affected. In addition, expansion experienced by other manufacturers and suppliers that we use, including any issues that they may experience while expanding, could negatively impact the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development plans.

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

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers have limited their operations by reducing the number of staff on site and instituting restrictions on visitors and audits. These changes have affected how we work with our manufacturers and have resulted in minor delays to the progress of our manufacturing activities. For example, we were unable to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-100 and IC-200, which caused minor delays to our manufacturing timelines for both product candidates. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, that are essential for the manufacture of our product candidates. For example, in 2020, the COVID-19 pandemic and governmental measures in response caused a delay to the process development activities at our drug substance manufacturer for IC-500 as a result of difficulty in procuring one of the critical starting materials used in the manufacture of IC-500 from China. The COVID-19 pandemic may cause additional disruptions to the supply of starting materials for our product candidates.

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

We also rely upon our university collaborators to conduct some of our preclinical studies. In particular, Penn has the canine disease models for two of the diseases we are aiming to treat: RHO-adRP and BEST1-related retinal diseases. Our preclinical development plans for IC-200 include conducting certain preclinical studies using the associated canine disease model. In 2020, we experienced some delays in the breeding of the canines for our IND-enabling study for IC-200. If we need to conduct additional preclinical studies using these canines, and these canines are not available to us for any reason, our development of IC-200 could potentially be delayed or otherwise adversely affected.

The COVID-19 pandemic has caused our university collaborators to limit the number of staff on site and the types of activities that may be conducted in their laboratories. Penn restricted their researchers from being on site in their laboratories and closed a number of research centers that our researchers use for data analysis, which has limited their ability to analyze some of the data generated during our preclinical studies. As a result, our receipt of data and reports from some of those studies have been delayed. In addition, we curtailed some of the analysis we had originally planned for one of the preclinical studies for our IC-200 program. The University of Florida, or UF, also limited staff on site in their laboratories and vector production facilities, which has delayed our obtaining certain reagents and other materials used for our gene therapy programs. In addition, UMMS suspended researcher access to their laboratories and the conduct of certain animal studies, which delayed our timelines for our miniCEP290 and miniUSH2A sponsored research programs. In late 2020, another of our academic collaborators suspended enrollment of subjects in one of our non-interventional studies for the IC-100 program for a number of months due to COVID-19 precautions. Shortages and governmental restrictions arising from the COVID-19 pandemic may also disrupt the ability of our academic collaborators, clinical trial sites and other contract research organizations to procure items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials, including personal protective equipment for site staff, or animals that are used for preclinical studies. There is no guarantee that the COVID-19 pandemic will not further impact our supply chain, which could have a material impact on our research and development programs.

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

Our licensed patent rights for IC-200 and certain of our licensed patent rights for Zimura and IC-100 are method-of-treatment patents and patent applications. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as our product candidates would limit our ability to generate revenue from the sale of such product candidates, if approved for commercial sale. In addition, patent laws in Europe and some other jurisdictions generally make the issuance and enforcement of patents that cover methods of treatment of the human body difficult in those jurisdictions. Further, once the composition-of-matter patents relating to Zimura or IC-100 in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as Zimura or IC-100 in that jurisdiction so long as these competitors do not infringe any of our other patents covering Zimura’s or IC-100's composition of matter or method of use or manufacture, do not violate the terms of any marketing exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as Zimura or IC-100, even if such use infringes any of our method-of-treatment patents.

Additionally, we do not currently have any composition-of-matter patent applications or patents covering IC-200. The method-of-treatment patent applications that Penn filed and which we in-licensed may not issue as patents. Even if they are issued as patents, any of the claims covering IC-200 may be declared unpatentable or invalid, or the patents may be declared unenforceable. An inability to secure patent coverage for IC-200 may diminish the value of IC-200 and our competitive position.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, patent laws in Europe and some other jurisdictions restrict the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Moreover, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, term, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, because we acquired some of the rights to our product candidates from third parties, we must rely upon these third parties' practices, and those of their predecessors, with regard to the assignment of intellectual property therein, including the intellectual property rights protecting IC-500 and the other HtrA1 inhibitors we acquired in the Inception 4 acquisition transaction. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

In addition to seeking patents for some of our technology and products, we also rely upon trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our outside scientific collaborators, contract manufacturers, potential business development counterparties, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have executed such agreements with each party that may have or have had access to our trade secrets. Moreover, because we acquired IC-500 and our other HtrA1 inhibitors through the acquisition of Inception 4, we are relying upon Inception 4's, and its prior owner's, practices with regard to the protection of trade secrets and intellectual property rights for the period prior to our acquisition of Inception 4. Any party with whom we or they have executed a non-disclosure and confidentiality agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not become aware of such breach or may not be able to obtain adequate remedies. Our proprietary information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems.

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

Risks Related to Information Technology and Data Protection

We rely significantly upon our information technology systems and any failure, inadequacy, interruption or security lapse of those systems could harm our ability to operate our business effectively. Information technology risks have become more significant over time, including as a result of widespread remote working during the COVID-19 pandemic.

In the ordinary course of business, we collect, process and maintain personal and other sensitive data on our information technology networks. These data include our intellectual property and other proprietary or confidential information relating to our business as well as proprietary or confidential information of third parties including business collaborators. These data also include personal information relating to our clinical trial participants, employees and contractors, clinical investigators and other study staff and healthcare professionals. The secure maintenance of this sensitive information is critical to our business and reputation.

We have implemented a number of measures to protect our information technology systems. These measures include, among others, creation of a cyber-security governance team and an incident response plan and other standard operating procedures for responding to any cyber-security incidents, mandatory routine cyber-security training, including social engineering training, for our employees and consultants with access to our information technology systems, and engagement of a third-party vendor to regularly assess our informational technology systems and potential vulnerabilities.

Despite the implementation of security measures, our information technology systems are vulnerable to compromise, damage, loss or exfiltration from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, companies and other entities and individuals have been increasingly subject to a wide variety of cyber and ransomware attacks, phishing scams and other attempts to gain unauthorized access to systems and information, including through social engineering. The number and complexity of these threats continue to increase over time. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems. In particular, there have been increasing number of cyber threats and attempts by foreign hackers targeted towards U.S. pharmaceutical and biotechnology companies and vendors they work with.

As a result of the COVID-19 pandemic, we have switched to remote working since March 2020 and as a result, have increasingly relied upon teleconferencing and cloud-based means of communication and data storage. Many other companies have done the same. There have been numerous publicized attempts of bad actors attempting to intercept proprietary communications. We may be similarly susceptible to those kinds of threats.

Cyber-attacks have become more prevalent and much harder to detect and defend against. Our networks and storage applications may be subject to unauthorized access by hackers or breached due to human error, malfeasance or other system disruptions. We may not anticipate or immediately detect such incidents and the damage caused by such incidents. System failures, data breaches and any unauthorized access, use or disclosure of our information or data could compromise our intellectual property and expose sensitive business information; lead to unauthorized exposure of personal information of our clinical trial participants, our employees or contractors, our clinical investigators or other study staff, or others we work with; and/or result in disruptions to our research and development activities and business operations, including potential product development, regulatory approval and commercialization delays.

In addition, cyber-attacks and the measures we implement to prevent, detect, and respond to them could cause us to incur significant remediation costs, including costs to recover or reproduce any compromised data, expose us to contractual damages and/or regulatory and other liability, require us to make certain breach notifications, and divert the attention of our management and key information technology resources. Any loss of preclinical data or clinical trial data could result in delays to our product development, marketing approval and commercialization efforts. We may not have adequate insurance coverage to provide compensation for any losses associated with such events and cybersecurity insurance is becoming more expensive. Any breach of security could harm our reputation and deter patients, clinical investigators, or other healthcare professionals and business collaborators from participating in our clinical trials or otherwise working with us.

We also rely significantly upon the information technology systems of our third-party service providers and any failure, inadequacy, interruption or security lapse of those systems could harm our ability to operate our business effectively. We have limited control and oversight over the information security systems and practices of third parties.

In the ordinary course of business, we rely on third parties, including clinical trial sites, CROs, CDMOs and other service providers, to collect, process and maintain personal and other sensitive data on their respective networks for our research and development activities and other business operations. These data include our intellectual property and other proprietary or confidential information relating to our business, as well as personal information relating to our clinical trial participants, employees and contractors, and clinical investigators and other study staff. The maintenance of our data by third parties does not absolve us of our responsibility for the security and integrity of this data.

We have limited control and oversight over the information security systems and practices of third parties. Those systems and practices vary widely in sophistication and robustness. We have limited personnel and resources to oversee the information security systems of third parties with whom we work.

Like our information security systems, those of our third-party service providers are vulnerable to compromise, damage, loss or exfiltration from cyber-attacks, computer viruses, unauthorized access and other causes. Our third-party service providers may not anticipate or immediately detect such incidents and the damage caused by such incidents or notify us in a timely or complete manner. System failures, data breaches and any unauthorized access, use or disclosure of our information or data maintained by our third-party service providers could lead to similar consequences for us as similar events involving our information technology systems, including compromise of our intellectual property or other sensitive personal or business information, disruptions and delays to our research and development activities and other operations, contractual and regulatory liability, data breach notifications, expenditure of significant costs and resources for remediation and harm to our reputation.

In September 2020, one of our vendors for the GATHER2 trial suffered a ransomware attack on several of its servers. While this vendor investigated and worked to mitigate the effects of the incident, we deployed a backup process for the work this vendor was performing for us. Although we do not believe this incident had a material impact on the GATHER2 trial or otherwise on our business or operations, similar kinds of incidents may occur in the future with this or our other vendors.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data in line with our expectations, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, and those frameworks may not be consistent. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities and their rights, conducting data protection impact assessments before starting certain processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party data processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, some of which are currently in flux, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR also provides certain discretion to individual European member states, and many of them have enacted local legislation implementing the GDPR that differ from one another. The GDPR compliance framework is evolving as data protection authorities enforce applicable requirements and as European courts interpret the GDPR. We are aware that many other countries have enacted or are considering legislation similar to the GDPR.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels with the authority to review our privacy and data security practices. The Federal Trade Commission and state Attorneys General have been increasingly active in reviewing companies' privacy and data security practices in relation to consumer information. New legislation and regulations are being considered, and in certain cases enacted, at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, and its replacement, the California Privacy Rights Act, which will become effective on January 1, 2023, are creating similar risks and obligations as those created by the GDPR, although the CCPA exempts certain information collected as part of a clinical trial that is subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). The New York SHIELD Act, which became fully effective in March 2020, imposes certain data security and data breach notification requirements on organizations that collect personal information of New York residents. Many other states are considering similar legislation. A broad range of legislative measures are being introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. We also may be subject to consumer class action litigation related to alleged noncompliance with these laws. Even if we are not determined to have violated these laws, responding to government investigations and/or consumer litigation in these areas typically requires the expenditure of significant resources and has the potential to generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data on our behalf. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, have resulted in certain changes to our business practices, such as additional consideration given to the GDPR and other relevant data protection laws in setting up clinical trial agreements and informed consent forms for our GATHER2 trial, and may require further changes to our business practices. Any non-compliance by us or our employees, consultants or contractors with the GDPR or other applicable data protection laws could lead to setbacks in the development or approval of our product candidates, government enforcement actions, private litigation, significant fines and penalties, or reputational harm and could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Employee Matters and Managing Our Operations
We are a development-stage company with a limited number of employees to oversee our research and development programs and general and administrative functions. We may experience difficulties in recruiting necessary personnel and in retaining key employees and consultants.

We are a development-stage company with a total of 57 full-time employees as of January 31, 2021. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

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

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. As we conduct our GATHER2 trial and the expanded STAR trial, prepare for the future development and potential commercialization of Zimura, and continue the development of IC-500 and our gene therapy programs, we have been and expect we will need to continue hiring additional clinical operations, quality assurance, manufacturing, analytical, medical, regulatory and other personnel from this limited pool. We also experience competition for the hiring of scientific, technical and clinical personnel from universities and research institutions. The COVID-19 pandemic has made interviewing and hiring qualified candidates more difficult.

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

In March 2020, we instituted a company-wide working from home policy, which has remained in effect. Our working from home policy may negatively impact productivity or disrupt our business, the magnitude of which will depend, in part, on the length of this remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We expect to work from home for the foreseeable future and will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention, the New York State Department of Health and the New Jersey Department of Health, in deciding if and when to transition back to working in our offices. We are also exploring new office space that may be more cost effective and suitable for working in a safe and socially distanced manner. We expect the transition to working in our offices, if any, to occur in stages, which will depend on, among other factors, the local COVID-19 situation and the degree to which our employees have received vaccines. If and when we transition back to working at company sites, there may be an increased risk to our employees and contractors, including as a result of a subsequent waves of the COVID-19 pandemic. If any of them contracts COVID-19 as a result of or while conducting services for us, we may be subject to workers compensation or other claims. Because of our small size and the importance of our employees and contractors to the success of our company, their exposure to the COVID-19 pandemic may adversely affect our ability to carry on our operations.

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

In June 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, commonly referred to as “Brexit”. Following protracted negotiations, the UK left the European Union on January 31, 2020 and European Union rules and regulations ceased to apply to the UK starting on January 1, 2021. In December 2020, the UK government and the European Union agreed on a long-term trade agreement to govern economic relations going forward. Since the existing regulatory framework for pharmaceutical products in the UK is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime for pharmaceutical products in the UK, which remains uncertain. We are continuing to analyze how Brexit and the recently concluded trade agreement will affect the future regulatory regime for pharmaceutical products in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Current and future legislation may increase the difficulty and costs for us and any future collaborators to obtain reimbursement for any of our product candidates that may receive marketing approval and our ability to generate revenue will be materially impaired.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing, which could materially impact our ability to generate revenues.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceutical products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including rebate programs, price controls, restrictions on reimbursement and requirements for substitution of generic products. Efforts to control drug pricing have garnered bipartisan support in U.S. Congress. To that end, the Trump Administration published final rules that would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. Earlier, the FDA had issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). Further, President Trump issued five executive orders intended to lower the costs of prescription drug products. Several of these orders are reflected in recently promulgated regulations, and one of these regulations is currently subject to a nationwide preliminary injunction.

The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review It remains to be seen how the Biden Administration will address this issue. The Biden Administration may pursue reference pricing policies, which is a regime that sets the price of certain drugs by reference to the average price of these drugs in other developed countries, or may seek to amend existing law that currently bans Medicare from negotiating lower prices with drug manufacturers.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Finally, outside the United States, in some nations, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If pricing for our products, if approved and licensed, is set at unsatisfactory levels, our business could be materially harmed.

Our operations may be dependent on the normal function of the FDA, the SEC and other government agencies. The inability of those agencies to obtain necessary funding and other effects from the political process could prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new product applications such as INDs, new drug applications and biologics license applications can be affected by a variety of factors, including government funding levels, ability to hire and retain key personnel and to accept the payment of user fees, and statutory, regulatory, and policy changes. Government funding of the FDA, the SEC and other government agencies on which our operations rely is subject to the political process, which is fluid and unpredictable. For example, over the past decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Additionally, the COVID-19 pandemic has caused many regulatory agencies, including the FDA, to reduce staff availability and operations. We may face impediments to scheduling or conducting regulatory meetings, inspections and approvals due to measures intended to limit in-person interactions. If a prolonged government restriction or shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions. We expect the new Biden Administration to pass additional such laws and regulations.

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

Our stock price may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including as a result of short selling by institutional and retail investors. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, the pre-funded warrants that we issued in connection with our December 2019 and June 2020 public offerings are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders. To date, pre-funded warrants representing approximately 2.5 million shares of common stock have been exercised and as of December 31, 2020, pre-funded warrants representing 3,164,280 shares of common stock remain outstanding.

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

As a public company, we incur and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease properties in New York, New York, Cranbury, New Jersey and Parsippany, New Jersey, all of which are used for office space and/or storage of IT equipment.
Item 3.    Legal Proceedings
Descriptions of legal proceedings are set forth in "Note 13-Commitments and Contingencies" in the notes to the financial statements filed with this Annual Report on Form 10-K.
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
Holders
As of January 31, 2021, there were approximately 90 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
In April and May 2020, of the stock options we granted to new employees pursuant to our 2019 Inducement Stock Incentive Plan, options to purchase an aggregate of 68,750 shares of our common stock were not registered under the Securities Act at the time of grant. These options, and the shares issuable upon exercise, have since been registered pursuant to a Form S-8 that we filed with the SEC on May 7, 2020.
In June 2020, we completed a private placement exempt from the registration requirements of the Securities Act, in which we sold 8,649,453 shares of our common stock to affiliates of Vivo Capital, LLC and Samsara BioCapital, L.P. at a price of $4.10 per share. The gross proceeds from the private placement were approximately $35.5 million, before deducting placement agent fees of approximately $2.1 million.
Except for the foregoing, there were no issuances of equity securities that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form  10-K.

Stock Performance Graph
The following graph and chart compares the cumulative annual stockholder return on our common stock over the period commencing December 31, 2015 and ending on December 31, 2020, to that of the total return for the NASDAQ Composite Index and the NASDAQ Biotechnology Index, assuming an investment of $100 on December 31, 2015. In calculating cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock. The following graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference in any of our filings under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. We obtained information used on the graph from Research Data Group, Inc., a source we believe to be reliable.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
IVERIC bio, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/15	12/16	12/17	12/18	12/19	12/20
IVERIC bio, Inc.	$100.00	$6.15	$3.97	$1.53	$10.93	$8.80
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Biotechnology	100.00	78.65	95.67	87.19	109.08	137.90
*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.    Selected Financial Data
       The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2020, 2019, 2018, 2017 and 2016 from our audited financial statements, which have been audited by Ernst & Young LLP, an independent registered accounting firm. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Years ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Collaboration revenue	$—	$—	$—	$209,977	$50,909
Operating expenses:
Research and development	62,784	39,644	41,737	66,289	196,295
General and administrative	25,952	21,628	23,612	35,683	50,178
Total operating expenses	88,736	61,272	65,349	101,972	246,473
Loss from operations	(88,736)	(61,272)	(65,349)	108,005	(195,564)
Interest income (expense)	500	2,151	2,389	1,522	1,704
Gain on extinguishment of royalty purchase liability	—	—	125,000	—	—
Other income (expense)	(6)	151	(16)	(34)	34
Income (loss) before income tax benefit	(88,242)	(58,970)	62,024	109,493	(193,826)
Income tax benefit	3,695	111	1,063	4,712	406
Net income (loss)	$(84,547)	$(58,859)	$63,087	$114,205	$(193,420)
Net income (loss) per common share:
Basic	$(1.14)	$(1.39)	$1.70	$3.18	$(5.45)
Diluted	$(1.14)	$(1.39)	$1.70	$3.17	$(5.45)
Weighted average common shares outstanding:
Basic	74,185	42,224	37,061	35,919	35,486
Diluted	74,185	42,224	37,088	36,007	35,486

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance sheets data:
Cash, cash equivalents, and marketable securities	$210,047	$125,699	$131,201	$166,972	$289,278
Total assets	$216,754	$130,187	$137,165	$175,576	$299,630
Deferred revenue	$—	$—	$—	$—	$209,976
Royalty purchase liability	$—	$—	$—	$125,000	$125,000
Total liabilities	$25,191	$12,984	$13,206	$137,535	$394,248
Additional paid-in capital	$756,543	$597,679	$545,585	$522,759	$504,517
Accumulated deficit	$(565,073)	$(480,526)	$(421,667)	$(484,754)	$(598,959)
Total stockholders’ equity (deficit)	$191,563	$117,203	$123,959	$38,041	$(94,618)

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
    Our therapeutics portfolio consists of our clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor, and our preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitor. We are currently targeting the following diseases with Zimura:
•geographic atrophy, or GA, which is the advanced stage of age-related macular degeneration, or AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and
•autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited condition characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue, leading to loss of vision.
We previously also evaluated Zimura in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor, or anti-VEGF, agent, for the treatment of wet AMD, for which we completed a Phase 2a clinical trial, referred to as the OPH2007 trial, during the fourth quarter of 2018. We are developing IC-500 for GA secondary to AMD and potentially other age-related retinal diseases.
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
Therapeutic Development Programs
    Zimura
    Zimura, our complement C5 inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity. In April 2020, we received fast track designation from the U.S. Food and Drug Administration, or FDA, for Zimura for the treatment of GA secondary to dry AMD. The following are brief descriptions of the status of the GATHER1 trial, which we completed in June 2020, and our ongoing clinical trials for Zimura and our manufacturing activities for Zimura.
GATHER1 (GA secondary to AMD - Completed)
GATHER1 is an international, randomized, double-masked, sham controlled, multi-center Phase 2/3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We enrolled 286 patients in this trial across multiple treatment groups, including various Zimura doses and sham control groups, and patients were treated and followed for 18 months. In October 2019, we announced positive 12-month data from this trial and in June 2020, we completed this trial and announced 18-month data from this trial, which supported the 12-month data. We believe that the GATHER1 trial qualifies as the first of two Phase 3 trials typically required by the FDA for marketing approval of a pharmaceutical product.
GATHER2 (GA secondary to AMD - Ongoing)

GATHER2 is an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. In this trial, we plan to enroll approximately 400 patients, who will be randomized to receive either monthly administration of Zimura 2 mg or sham during the first 12 months of the trial, at which time the primary efficacy analysis of the mean rate of change of GA growth over 12 months, as measured by fundus autofluorescence based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area, which is the same primary efficacy endpoint we used for the GATHER1 trial, will be performed. At month 12, we plan to re-randomize patients in the Zimura 2 mg arm to receive either monthly or every other month administration of Zimura 2 mg. The final evaluation will take place at month 24.

In June 2020, we dosed the first patient in this trial. We are continuing to recruit and enroll patients and expect to complete patient enrollment during the third quarter of 2021. Meanwhile, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. We have added sites to this trial due to the ongoing and variable nature of the COVID-19 pandemic and its potential impact on patient recruitment and retention.

STAR (STGD1 - Ongoing)

STAR, also known as OPH2005, is an international, randomized, double-masked, sham controlled, multi-center clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1. STAR, similar to GATHER1, was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed. If the results are positive and statistically significant, we believe this trial could potentially serve as a clinical trial that can support an application for marketing approval. We initially enrolled 95 patients in the STAR trial. All of these initially enrolled patients had completed their scheduled visits as of September 2020.

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

    Zimura Manufacturing
In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. We have initiated activities in preparation for the scale-up and validation of the manufacturing process for Zimura drug substance with a new manufacturer, with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for future potential commercial use. If this manufacturer is successful, we intend for this manufacturer to be our primary supplier of Zimura drug substance. We also recently engaged our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, for scale-up and validation activities. Depending on the success of the scale-up activities by the new manufacturer, we may use either this new manufacturer, Agilent or both for future supply of Zimura drug substance. In addition, regardless of which manufacturer we use, we will need to demonstrate that the drug substance produced through the scaled-up process is analytically comparable to the drug substance we are currently using. We are continuing analytical method development and qualification with our contract manufacturers and laboratories.
In 2020, we engaged a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We expect that this contract manufacturer will be able to supply sufficient finished Zimura drug product for these two clinical trials. In addition, we are planning to make a change to the existing vial used for Zimura drug product, which we believe may allow us to support a more efficient fill/finish operation at a commercial scale. We have been in discussions with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, regarding its capacity to supply us with finished Zimura drug product with the new vial for potential commercial use.
We order the PEG starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are planning to enter into a long-term supply agreement with this manufacturer for the PEG starting material. We are assessing this supplier's capacity to supply the PEG at the scale that we expect we will need for commercial manufacturing.

IC-500: HtrA1 Inhibitor
    We are pursuing the preclinical development of IC-500 for the treatment of GA secondary to AMD and potentially other age-related retinal diseases. We have selected IC-500, the lead compound from our HtrA1 inhibitor program, which includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested in vitro.
In early 2021, we completed a review of our IC-500 development program, which we had previously designed to support monthly dosing in our planned first-in-human clinical trial. We believe that we may be able to establish, at an earlier stage of development, a dosing regimen for IC-500 with less frequent dosing than we had previously planned. As a result, we have revised our development plans and timelines for IC-500 with the goal of including both monthly dosing and a less frequent dosing regimen in our first-in-human clinical trial. Currently, we are planning to initiate a number of preclinical pharmacokinetic, tolerability and target engagement studies for IC-500. We are also conducting additional formulation development activities and planning for cGMP manufacturing activities for IC-500. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we expect to file an IND for IC-500 during the second half of 2022.
Gene Therapy Research and Development Programs
    IC-100: Product Candidate for RHO-adRP
    We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We and the University of Pennsylvania, or Penn, have conducted a number of preclinical studies of IC-100 and a natural history study of RHO-adRP patients. We are working with a gene therapy contract development and manufacturing organization, or CDMO, for preclinical and Phase 1/2 clinical supply of IC-100. We are completing manufacturing activities for a cGMP batch of IC-100 produced by our CDMO and completed toxicology studies of IC-100. We are planning for a Phase 1/2 clinical trial for IC-100, including site selection and other startup activities. We are planning to meet with the FDA to discuss our selected doses for a first-in-human clinical trial before we file an IND for IC-100. Based on current timelines and subject to feedback from the FDA, we plan to file an IND for IC-100 and subject to regulatory review, we expect to begin patient enrollment in a Phase 1/2 clinical trial in the second half of 2021.
    IC-200: Product Candidate for BEST1-Related IRDs
    We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs. We and Penn are conducting preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs. We are working with a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-200. We are completing manufacturing activities for a cGMP batch of IC-200 produced by our CDMO. We are conducting other IND-enabling activities, including a toxicology study of IC-200. We are planning for a Phase 1/2 clinical trial for IC-200, including site selection and other startup activities. Based on current timelines and subject to successful completion of preclinical development, we plan to file an IND and subject to regulatory review, begin patient enrollment in a Phase 1/2 clinical trial for IC-200 in the second half of 2021.
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
    We are funding several sponsored research programs at the University of Massachusetts Medical School, or UMMS, seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. The following is a summary of these minigene programs and their status:
•miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research has yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS is conducting additional experiments to optimize constructs, which were delayed because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We currently expect to identify a lead construct during the second quarter of 2021.
•miniABCA4 (STGD1): This program, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS generated and evaluated several ABCA4 minigene constructs in both in vitro and in vivo experiments, which yielded what we believe to be encouraging results. UMMS is conducting additional experiments to optimize the constructs. We expect to receive additional results from the miniABCA4 program during the first half of 2021.
•miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa. Some of the activities in this program were delayed as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. We expect to receive preliminary results from this program during the first half of 2021.
In addition to the license agreement for the miniCEP290 program, UMMS has granted us an option to obtain an exclusive license to any patents or patent applications that result from any of these sponsored research programs.
Impact of COVID-19
    Beginning in March 2020, the COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:
•In March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. Although we initiated patient enrollment in June 2020 and our clinical trial sites are continuing to enroll patients, we and our clinical trial sites are doing so cautiously in light of new health and safety practices put into place as a result of the COVID-19 pandemic. We are continuing to monitor the situation closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. In addition, we have added sites to this trial because of the ongoing and variable nature of the pandemic and its potential impact on patient recruitment and retention. Health authorities and ethics committees in certain countries have reduced their staff and operations due to the COVID-19 pandemic. This reduction in operations has resulted in delays to the approval of our trial in certain countries outside the United States and delays in the activation process for a number of our planned clinical trial sites. We may face difficulties in recruiting or retaining patients or maintaining scheduled visits to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the pandemic. We do not yet know whether the number of missed visits will increase or decrease among the newly enrolled patients in the STAR trial or how many missed visits will occur in the GATHER2 trial, or what the impact of missed visits may be on trial results, especially because we are masked to the treatment of patients during the conduct of the trials. At this time, we do not know whether there will be further impacts on the timing and progress of patient enrollment or on patient retention or maintenance of scheduled visits in any of our ongoing or planned clinical trials as a result of the COVID-19 pandemic.

•Although most of our clinical trial sites have reopened and are continuing to conduct patient visits for our clinical trials, they are doing so with fewer staff and other restrictions and many of them are focusing on more urgent matters rather than clinical trials. We are engaging with our clinical trial sites, with the goal of monitoring the health and well-being of our patients who remain in our trials and maintaining their scheduled visits and treatments. Where possible, we and our clinical investigators have instituted practices such as flexible scheduling of visits for patients and remote monitoring, and we have also provided patient travel services and personal protective equipment to support our sites and patients. Recently, a number of our clinical trial sites have been scaling back their operations because of recent surges in COVID-19 cases or new lockdown measures being imposed. We have been and will continue to monitor the situation closely.

•In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at the UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our collaborative gene therapy sponsored research programs. Additionally, we were unable to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-100 and IC-200, which caused minor delays to our manufacturing timelines for both product candidates. Furthermore, because of the COVID-19 pandemic and restrictions on remote auditing due to privacy and other concerns, we have experienced difficulties and delays in performing audits on most of our clinical trial sites.

•Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. Additionally, there is increased demand for the vials we are planning to use for the fill/finish of Zimura drug product, which governments and other companies intend to use for COVID-19 vaccines and medicines. This increased demand may limit our ability to obtain these vials for our own needs.

•We instituted company-wide remote working starting in March 2020 and expect to continue working remotely for the foreseeable future. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.

    We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three months or year ended December 31, 2020. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
    For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Management's Discussion and Analysis of Results of Operations and Financial Position and the Risk Factors contained in this Annual Report on Form 10-K.
Business Development and Financing Activities
Beginning in 2017, we pursued a business development strategy focused on evaluating various available technologies to treat ophthalmic diseases, particularly those in the back of the eye, and exploring opportunities to obtain rights to additional products and product candidates employing these technologies. Our efforts resulted in the expansion of our research and development pipeline, including the addition of IC-100, IC-200 and IC-500 and a number of collaborative gene therapy sponsored research programs.
    As we continue the development of our product candidates and programs and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We continue to explore potential collaboration and out-licensing opportunities for the future development and potential commercialization of our product candidates. In addition, we plan to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases, including technologies that may complement our existing product candidates and other strategic lifecycle initiatives.
For information about our follow-on public offerings that we completed in December 2019 and June 2020, please see the Liquidity and Capital Resources section of Management' s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7. We expect to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals.
Financial Matters
    As of December 31, 2020, we had cash, cash equivalents and available for sale securities of $210.0 million. We estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $130 million and $140 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix or any commercialization expenses for Zimura, into 2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates also assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures related to potentially studying Zimura in other indications, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Fovista
In December 2016 and August 2017, we received initial top-line data from our three pivotal clinical trials, referred to as OPH1002, OPH1003 and OPH1004, evaluating the anti-platelet derived growth factor, or anti-PDGF, aptamer Fovista® (pegpleranib) administered in combination with anti-VEGF agents for the treatment of wet AMD. These top-line data indicated that the trials failed to achieve their pre-specified primary endpoints. We terminated these trials, as well as several other smaller Fovista trials in wet AMD in 2017. We have no plans for the future development of Fovista.
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
The following table summarizes our research and development expenses for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Zimura	$28,366	$13,252	$17,109
IC-500: HtrA1	1,442	459	6,900
IC-100: RHO-adRP	6,874	7,402	1,921
IC-200: BEST1	7,718	4,572	40
Other gene therapy	932	1,384	1,968
Fovista	(741)	46	(358)
Personnel-related	13,426	6,771	6,088
Share-based compensation	4,166	4,260	4,967
Other	601	1,498	3,102
	$62,784	$39,644	$41,737
As we continue our ongoing clinical trials and planned manufacturing activities for Zimura, we expect our research and development expenses for Zimura to increase. We also expect our research and development expenses for each of IC-100 and IC-200 to increase as we complete preclinical development and subject to regulatory review, begin clinical development for those product candidates. We expect our research and development expenses for IC-500 to increase as we continue preclinical development. We expect our research and development expenses for our other collaborative gene therapy sponsored research programs to decrease as the sponsored research for those programs reaches completion. Our research and development expenses may also increase if we decide to pursue the development of Zimura in additional indications, we in-license or acquire any new product candidates, including from our collaborative gene therapy sponsored research programs, or if we commence any new sponsored research programs.
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
A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, we are conducting the GATHER2 trial, which is a Phase 3 clinical trial evaluating Zimura for GA, with the expectation that data collected from this trial, if positive, together with data from our GATHER1 trial, will be sufficient to seek marketing approval for this indication in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials for Zimura in GA or conduct additional non-clinical studies of Zimura in order to seek or maintain regulatory approval or qualify for reimbursement approval. As a result of any of the above, we could be required to expend significant additional financial resources and time on the completion of development of Zimura in GA.

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

    We use the Black-Scholes option pricing model to value our stock option awards and the options to purchase shares under our employee stock purchase plan. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk-free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. We calculate expected volatility based on daily historical volatility during the time period that corresponds to the expected option term. We calculate the expected term of stock option grants to employees based on an analysis of actual option exercises. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
Expected common stock price volatility	118%	110%	85%
Risk-free interest rate - Low	0.22	0.0138	0.0239
Expected term of options (years)	4.6	4.8	6.0
Expected dividend yield	—	—	—

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
Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $8.3 million, $9.2 million and $11.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had $23.2 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.4 years. We expect to grant additional stock options that will result in additional share-based compensation expense for our equity awards to employees, non-employee directors and consultants.
For the years ended December 31, 2020, 2019 and 2018, we allocated share-based compensation as follows:

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$4,166	$4,260	$4,967
General and administrative	4,157	4,920	6,105
Total	$8,323	$9,180	$11,072
    In October 2019, our board of directors adopted the 2019 Inducement Stock Incentive Plan, or the Inducement Plan, pursuant to which we may grant, subject to the terms of the Inducement Plan and the rules of The Nasdaq Global Select Market, or Nasdaq, nonstatutory stock options, restricted stock, RSUs, and other stock-based awards up to an aggregate of 1,000,000 shares of our common stock. In March 2020, our board of directors amended the Inducement Plan to reserve an additional 1,000,000 shares of our common stock for issuance under the plan and in February 2021, our board of directors further amended the Inducement Plan to reserve an additional 600,000 shares of our common stock for issuance under the plan. The Inducement Plan permits us to, subject to the approval of each grant by the compensation committee of our board of directors, use the stock-based awards available under the Inducement Plan to attract key employees for the growth of our business. As of December 31, 2020, we had approximately 555,000 shares available for issuance under the Inducement Plan.
Results of Operations
Comparison of Years Ended December 31, 2020 and 2019

	Years ended December 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$62,784	$39,644	$23,140
General and administrative	25,952	21,628	4,324
Total operating expenses	88,736	61,272	27,464
Loss from operations	(88,736)	(61,272)	27,464
Interest income	500	2,151	(1,651)
Gain on extinguishment of royalty purchase liability	—	—	—
Other income (expense)	(6)	151	(157)
Loss before income tax benefit	(88,242)	(58,970)	29,272
Income tax benefit	3,695	111	3,584
Net loss	$(84,547)	$(58,859)	$25,688

Research and Development Expenses
Our research and development expenses were $62.8 million for the year ended December 31, 2020, an increase of $23.1 million compared to $39.6 million for the year ended December 31, 2019. The increase in research and development expenses for the year ended December 31, 2020 was primarily due to a $15.1 million increase in costs associated with Zimura, a $6.6 million increase in personnel costs, a $3.1 million increase in costs associated with IC-200 and a $1.0 million increase in costs associated with IC-500 which were partially offset by a $0.8 million decrease in costs related to our prior Fovista manufacturing activities due to a sales tax refund, a $0.5 million decrease in costs associated with IC-100 and a $0.5 million decrease in costs associated with our collaborative gene therapy sponsored research programs. The increased costs for Zimura were primarily due to the initiation of and commencement of patient enrollment for our GATHER2 trial, increased manufacturing activities and the payment of a $6.0 million milestone to Archemix. The increased costs for IC-200 and IC-500 primarily reflect increased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $26.0 million for the year ended December 31, 2020, an increase of $4.3 million, compared to $21.6 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily due to an increase in general consulting costs and professional fees.
Interest Income
Interest income for the year ended December 31, 2020 was $0.5 million compared to interest income of $2.2 million for the year ended December 31, 2019. The decrease in interest income earned during the year ended December 31, 2020 was primarily due to the decrease in interest rate yields.
Income Tax Benefit
We recorded a benefit from income taxes of approximately $3.7 million and $0.1 million for the year ended December 31, 2020 and 2019, respectively, which primarily related to the settlement of local tax audits.
Comparison of Years Ended December 31, 2019 and 2018

	Years ended December 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	39,644	41,737	(2,093)
General and administrative	21,628	23,612	(1,984)
Total operating expenses	61,272	65,349	(4,077)
Loss from operations	(61,272)	(65,349)	(4,077)
Interest income	2,151	2,389	(238)
Gain on extinguishment of royalty purchase liability	—	125,000	(125,000)
Other income (expense), net	151	(16)	(167)
Income (loss) before income tax benefit	(58,970)	62,024	(120,994)
Income tax benefit	111	1,063	(952)
Net income (loss)	$(58,859)	$63,087	$(121,946)
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
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under the Novo Agreement, our initial public offering, which we closed in September 2013, funds we received under a prior agreement with Novartis Pharma AG relating to the licensing and commercialization of Fovista, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014, December 2019 and June 2020, including the sale of pre-funded warrants in December 2019 and June 2020. We do not have any committed external source of funds.
June 2020 Follow-on Public Offering and Concurrent Private Placement
In June 2020, we closed an underwritten public offering in which we sold 28,503,220 shares of our common stock, including the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a price to the public of $4.10 per share, and at a price to the underwriters of $3.854 per share. We also sold to certain investors in lieu of common stock, pre-funded warrants to purchase 1,914,280 shares of our common stock at a price to the public of $4.099 per share underlying each pre-funded warrant, and at a price to the underwriters of $3.853 per share underlying each pre-funded warrant.

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
December 2019 Follow-on Public Offering
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
Cash Flows
As of December 31, 2020, we had cash, cash equivalents and available for sale securities totaling $210.0 million and no debt. We primarily invest our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, asset-backed securities and certain investment-grade corporate debt securities.
The following table shows a summary of our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(66,097)	$(48,490)	$(41,911)
Investing Activities	(143,810)	150	—
Financing Activities	150,581	42,838	6,140
Net change in cash and cash equivalents	$(59,326)	$(5,502)	$(35,771)
Cash Flows from Operating Activities
The net cash used in operating activities, which was $66.1 million and $48.5 million for the years ended December 31, 2020 and 2019, respectively, relates primarily to net cash used to fund our Zimura clinical trials and manufacturing activities and to support the preclinical development activities of IC-100, IC-200 and IC-500.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash used in investing activities was $143.8 million for the year ended December 31, 2020, which primarily related to the purchase of available for sale securities. Net cash provided by investing activities for the year ended December 31, 2019 was $0.2 million and related to the proceeds received from the sale of manufacturing and clinical equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020 was $150.6 million and relates primarily to cash received from our June 2020 public offering of our common stock and concurrent private placement. Net cash provided by financing activities for the year ended December 31, 2019 was $42.8 million and relates primarily to cash received from our December 2019 public offering of our common stock.
Funding Requirements
Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200, and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, including if we develop Zimura for additional indications, preclinical development programs or collaborative gene therapy sponsored research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials and nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to IC-500, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.

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

•maintain, expand and protect our intellectual property portfolio;

•hire additional clinical, commercial, medical affairs, regulatory, manufacturing, quality control, quality assurance and scientific personnel; and

•expand our general and administrative functions to support our future growth.

    As of December 31, 2020, we had cash, cash equivalents and available for sale securities of $210.0 million. We estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $130 million and $140 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix or any commercialization expenses for Zimura, into 2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates also assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures related to potentially studying Zimura in other indications, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

•the scope, costs, progress, and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with Zimura and our other product candidates;

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

•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of any of our product candidates;

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

We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. For example, we have decided to enroll approximately 25 additional patients in our ongoing STAR trial, with the goal of enrolling a total of approximately 120 patients, which will extend the duration of that trial and increase our costs of conducting that trial. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with data from our GATHER1 trial, will be sufficient to support an application for marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials for Zimura in GA or conduct additional non-clinical studies of Zimura in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 trial or the STAR trial, including slowing patient enrollment or causing enrolled patients to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. We may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. For example, we are aware that, in the STAR trial, a number of patients initially enrolled in the trial missed consecutive visits during the early months of the COVID-19 pandemic. We do not know yet whether the number of missed visits will increase or decrease among the newly enrolled patients in the STAR trial or how many missed visits will occur in the GATHER2 trial, and whether and to what extent missed visits may impact the results of any of the trials. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.

We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and governmental responses to the pandemic have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $150 million in net proceeds through our June 2020 public offering and concurrent private placement, we may not be able to successfully raise additional capital. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our collaborative gene therapy sponsored research programs, or our future commercialization efforts.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. If we choose to pursue a collaboration for any of our product candidates, we may be required to relinquish certain valuable rights depending on the terms of such a transaction. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Archemix C5 License Agreement
In September 2011, we entered into the C5 License Agreement with Archemix relating to anti-C5 aptamers. In connection with the C5 License Agreement, as amended, we paid Archemix an upfront licensing fee of $1.0 million and issued to Archemix an aggregate of 2,000,000 shares of our series A-1 preferred stock and 500,000 shares of our series B-1 preferred stock. We have paid Archemix an aggregate of $9.0 million in fees based on our achievement of specified clinical milestone events under the C5 License Agreement, including two milestone payments of $1.0 million and $6.0 million triggered by the positive 12-month data from, and by completion of, the GATHER1 trial, which we paid in March 2020 and October 2020, respectively.

Under the C5 License Agreement, for each anti-C5 aptamer product that we may develop under the agreement, including Zimura, we are obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if we achieve specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, we are also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if we achieve specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under the C5 License Agreement. We are not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
    For more information about the C5 License Agreement, please see the section entitled "Licensing and Other Arrangements—Zimura - Archemix C5 License Agreement" in Part I, Item 1 of this Annual Report on Form 10-K.
Inception 4 Merger Agreement
    In October 2018, we and Inception 4 entered into the Inception 4 Merger Agreement, pursuant to which we acquired IC-500 and our other HtrA1 inhibitors through a merger transaction. As part of the transaction, we received approximately $6.1 million in cash.
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
    For more information about the Inception 4 Merger Agreement, please see the section entitled "Licensing and Other Arrangements—IC-500 - Inception 4 Merger Agreement" in Part I, Item 1 of this Annual Report on Form 10-K.
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
•the expiration of the last-to-expire licensed patent rights covering a licensed product in the country of sale;
•the expiration of regulatory exclusivity covering a licensed product in the country of sale; and
•ten years from the first commercial sale of the applicable licensed product in the country of sale.
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
    We and Penn have entered into a series of statements of work under the RHO-adRP Master SRA pursuant to which Penn has conducted preclinical studies of IC-100 as well as a natural history study of RHO-adRP patients. The total amount of funding for the sponsored research covered by these statements of work that we have committed to date and are expecting to commit to is in the low single-digit millions of dollars.

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

We are also obligated to pay Penn, for the benefit of Penn and UFRF, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by us with respect to such licensed product in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to research, develop, manufacture and commercialize the licensed product in such country. Our obligation to pay royalties under the BEST1 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:
•the expiration of the last-to-expire licensed patent rights covering the sale of the applicable licensed product in the country of sale;
•the expiration of regulatory exclusivity covering the applicable licensed product in the country of sale; and
•10 years from the first commercial sale of the applicable licensed product in the country of sale.
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
Contractual Obligations and Commitments
    The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$1,817	$1,817	$—	$—	$—
Purchase Obligations (2)	8,896	8,896	—	—	—
Total (3)	$10,713	$10,713	$—	$—	$—

(1)This item includes our contracted obligations under our sponsored research agreements.

(2)This item includes our contractual commitments under certain of our manufacturing and supply agreements.

(3)This table does not include:
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available for sale securities of $210.0 million as of December 31, 2020, consisting of cash and investments in money market funds, U.S. Treasury securities, corporate debt securities and asset-based securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs, CDMOs and certain other vendors to perform services outside the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2020, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 8.    Financial Statements and Supplementary Data
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-2 through F-35 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting as a result of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 pandemic has on the operating effectiveness of our internal controls.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IVERIC bio, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited IVERIC bio, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IVERIC bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and our report dated March 4, 2021 expressed an unqualified opinion thereon.

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
March 4, 2021

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Delinquent Section 16(a) Reports
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Code of Ethics
We have adopted a code of business conduct and ethics, or the Code of Ethics, that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our other employees. In December 2019, we amended our Code of Ethics to better align the Code of Ethics with our stage of development, including, among other things, updates relating to compliance with laws, rules and regulations applicable to pharmaceutical development, interactions with healthcare providers, data privacy and international trade regulations. In early 2020, we provided training to our employees on our amended Code of Ethics.
A copy of our Code of Ethics is available on our website. We intend to post on our website all disclosures that are required by applicable law, the rules of the SEC or Nasdaq concerning any amendment to, or waiver of, our Code of Ethics.
Director Nominees
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee
We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert
Our board of directors has determined that Jane Henderson is an "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and Ms. Henderson and the other members of our Audit Committee are "independent" under the rules of The Nasdaq Global Select Market.
Item 11.    Executive Compensation
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services
    The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

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

3.1		Restated Certificate of Incorporation of the Registrant, as amended on April 16, 2019
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-190643))
4.1		Description of Registered Securities of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)
4.2		Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 10, 2019)
4.4		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 17, 2020)
10.1	+	Amended and Restated 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643))
10.2	+
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

10.11		Amendment No. 1 to 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2020)
10.12		Amendment No. 2 to 2019 Inducement Stock Incentive Plan of the Registrant
10.13
Form of Restricted Stock Unit Agreement under the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.14
Form of Nonstatutory Stock Option Agreement under the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.15	†
Amended and Restated Exclusive License Agreement, dated as of September 12, 2011, by and between the Registrant and Archemix Corp., as amended by Amendment No. 1 thereto dated December 20, 2011 and supplemented by a letter agreement, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643))

10.16	†
Exclusive License Agreement with Know-How by and among The University of Florida Research Foundation, Incorporated, The Trustees of the University of Pennsylvania and the Registrant dated June 6, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2018)

10.17	†
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

10.19	^
Exclusive License Agreement with Know-How by and among The Trustees of the University of Pennsylvania, The University of Florida Research Foundation, Incorporated, and the Registrant dated April 10, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2019)

10.20	^	Amendment No. 1 to Exclusive License Agreement with Know-How, dated May 1, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2020)
10.21	†
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

10.24	+	Offer of Employment between the Registrant and David Guyer (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-190643))
10.25	+
Letter Agreement between the Registrant and David R. Guyer dated February 26, 2015, amending the Offer of Employment between the Registrant and David R. Guyer dated April 26, 2013 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2015)

10.26	+	Letter Agreement between the Registrant and David R. Guyer, dated April 24, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2017)
10.27	+
Letter agreement by and between the Registrant and David R. Guyer dated May 11, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2018)

10.28	+
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

10.31	+
Letter Agreement between the Registrant and Glenn P. Sblendorio, dated April 24, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2017)

10.32	+
Letter Agreement between the Registrant and David F. Carroll, dated December 11, 2019 (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)

10.33	+	Promotion Letter between the Registrant and Keith Westby, dated January 30, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2017)
10.34	+	Letter Agreement between the Registrant and Keith Westby, dated December 11, 2019 (incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)
10.35	+	Offer Letter between the Registrant and Pravin U. Dugel dated March 11, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2020)
10.36	+
Severance Agreement between the Registrant and Pravin U. Dugel dated March 11, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2020)

10.37	+
Form of Indemnification Agreement between the Registrant and each Director and Executive Officer (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016)

10.38		Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2019)
10.39		Amendment No. 1 to Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on November 3, 2020)
14.1		Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K filed February 27, 2020)
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
*	Schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16.     Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 4, 2021

IVERIC bio, Inc.
By:	/s/ GLENN P. SBLENDORIO
Glenn P. Sblendorio President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN P. SBLENDORIO	President, Chief Executive Officer and Director (principal executive officer)	March 4, 2021
Glenn P. Sblendorio

/s/ DAVID F. CARROLL	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 4, 2021
David F. Carroll

/s/ MARK BLUMENKRANZ	Director	March 4, 2021
Mark Blumenkranz

/s/ AXEL BOLTE	Director	March 4, 2021
Axel Bolte

/s/ ADRIENNE L. GRAVES	Director	March 4, 2021
Adrienne L. Graves, Ph.D.

/s/ DAVID R. GUYER	Executive Chairman of the Board of Directors	March 4, 2021
David R. Guyer, M.D.

/s/ JANE P. HENDERSON	Director	March 4, 2021
Jane P. Henderson

/s/ CALVIN W. ROBERTS	Director	March 4, 2021
Calvin W. Roberts, M.D.

IVERIC bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IVERIC bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IVERIC bio, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued research and development costs

Description of the Matter	During 2020, the Company incurred $63 million of research and development expenses and accrued $13 million for research and development expenses as of December 31, 2020. As described in Note 2 to the Financial Statements, service agreements with third party service providers including contract research organizations (“CROs”) and contract development and manufacturing organizations (“CMOs”) comprise a significant component of the Company’s research and development activities. The timing and the amount of payments required under each individual arrangement are often different from the pattern of costs actually incurred. The Company accrues the cost of the services with these third-party organizations based on the extent of activities completed by vendors and measured by internal project managers.
Auditing management’s accounting for accrued contract research and development expenses is especially challenging because amounts owed to third parties are accrued based upon estimates of the proportion of work completed for each of the individual clinical trial and manufacturing activities in accordance with the unique terms and conditions of each respective CRO and CMO agreement. Estimating the proportion of work completed requires the application of judgments by management that are dependent on inputs, such as the number of sites activated, the number of patients enrolled and the number of patient visits, obtained from clinical personnel and third-party service providers and compiled from multiple sources.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the completeness and valuation of accrued research and development expenses, including controls over the judgments made by management and the data obtained from clinical personnel and third-party service providers.

To test the research and development accrual, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the estimated proportion of work completed for each of the individual clinical trial and manufacturing activities used by management to estimate the recorded accruals. We inspected the contracts and any amendments to the contracts with third-party service providers, assessed the progress of clinical trials and other research and development projects with the Company’s research and development personnel that oversee the clinical trials, and obtained information directly from third parties, which included the third parties’ estimates of costs incurred to date. We also inspected subsequent invoices received from third parties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Iselin, New Jersey
March 4, 2021

IVERIC bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$66,373	$125,699
Available for sale securities	143,674	—
Prepaid expenses and other current assets	4,791	2,043
Income tax receivable	1,765	882
Total current assets	216,603	128,624
Property and equipment, net	26	173
Right-of-use assets, net	120	496
Income tax receivable, non-current	—	882
Other assets	5	12
Total assets	$216,754	$130,187
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$12,284	$6,860
Accounts payable and accrued expenses	12,792	5,629
Lease liability, current	54	495
Total current liabilities	25,130	12,984
Lease liability, non-current	61	—
Total liabilities	25,191	12,984
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—0.001 par value, 200,000,000 shares authorized, 90,120,797 and 49,627,064 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	90	50
Additional paid-in capital	756,543	597,679
Accumulated deficit	(565,073)	(480,526)
Accumulated other comprehensive income	3	—
Total stockholders' equity	191,563	117,203
Total liabilities and stockholders' equity	$216,754	$130,187

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$62,784	$39,644	$41,737
General and administrative	25,952	21,628	23,612
Total operating expenses	88,736	61,272	65,349
Loss from operations	(88,736)	(61,272)	(65,349)
Interest income	500	2,151	2,389
Gain on extinguishment of Royalty Purchase Liability	—	—	125,000
Other income (expense), net	(6)	151	(16)
Income (loss) before income tax benefit	(88,242)	(58,970)	62,024
Income tax benefit	3,695	111	1,063
Net income (loss)	$(84,547)	$(58,859)	$63,087
Net income (loss) per common share:
Basic	$(1.14)	$(1.39)	$1.70
Dilutive	$(1.14)	$(1.39)	$1.70
Weighted average common shares outstanding:
Basic	74,185	42,224	37,061
Dilutive	74,185	42,224	37,088

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years ended December 31,
	2020	2019	2018
Net Income (loss)	$(84,547)	$(58,859)	$63,087
Other comprehensive income
Unrealized gain on available for sale securities, net of tax	3	—	—
Other comprehensive income	3	—	—
Comprehensive income (loss)	$(84,544)	$(58,859)	$63,087

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Junior Series A Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	36,110	$36	$522,759	$(484,754)	$—	$38,041
Issuance of common stock related to acquisition	—	—	5,175	5	11,689	—	—	11,694
Issuance of common stock under employee stock compensation plans and warrants	—	—	112	—	65	—	—	65
Share-based compensation	—	—	—	—	11,072	—	—	11,072
Net income	—	—	—	—	—	63,087	—	63,087
Balance at December 31, 2018	—	$—	41,397	$41	$545,585	$(421,667)	$—	$123,959
Issuance of common stock through underwritten offering, net of issuance costs	—	—	7,750	8	42,557	—	—	42,565
Issuance of common stock in connection with license acquisition	—	—	75	—	85	—	—	85
Issuance of common stock under employee stock compensation plans	—	—	405	1	272	—	—	273
Share-based compensation	—	—	—	—	9,180	—	—	9,180
Net income					—	(58,859)	—	(58,859)
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$—	$117,203
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs	—	—	28,504	28	116,855	—	—	116,883
Issuance of common stock in connection with private offering	—	—	8,649	9	33,228	—	—	33,237
Issuance of common stock under the excercise of pre-funded warrants	—	—	2,500	2	(2)	—	—	—
Issuance of common stock under employee stock compensation plans	—	—	841	1	460	—	—	461
Share-based compensation	—	—	—	—	8,323	—	—	8,323
Net income	—	—	—	—	—	(84,547)	—	(84,547)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	3	3
Balance at December 31, 2020	—	$—	90,121	$90	$756,543	$(565,073)	$3	$191,563

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2020	2019	2018
Operating Activities
Net income (loss)	$(84,547)	$(58,859)	$63,087
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	143	162	183
Amortization of premium and discounts on investment securities	462	—	—
Non-cash charge on acquired in-process research and development	—	—	5,619
Gain on sale of property and equipment	—	(150)	—
Non-cash gain on extinguishment of royalty purchase agreement	—	—	(125,000)
Share-based compensation	8,323	9,180	11,072
Stock-based consideration in connection with license acquisition	—	85	—
Changes in operating assets and liabilities:
Income tax receivable	—	1,765	1,387
Prepaid expense and other assets	(2,742)	45	1,070
Accrued interest receivable	(323)	—	—
Accrued research and development expenses	5,424	(477)	2,353
Accounts payable and accrued expenses	7,163	(241)	(1,682)
Net cash used in operating activities	(66,097)	(48,490)	(41,911)
Investing Activities
Purchase of marketable securities	(143,810)	—	—
Proceeds from sale of assets	—	150	—
Net cash provided by (used in) investing activities	(143,810)	150	—
Financing Activities
Proceeds from follow-on public offering, net	116,883	42,565	—
Proceeds from issuance of common stock related to acquisition	—	—	6,075
Proceeds from issuance of common stock related to private placement	33,237	—	—
Proceeds from employee stock plan purchases and stock option exercises	461	273	65
Net cash provided by financing activities	150,581	42,838	6,140
Net change in cash and cash equivalents	(59,326)	(5,502)	(35,771)
Cash and cash equivalents
Beginning of period	125,699	131,201	166,972
End of period	$66,373	$125,699	$131,201
Supplemental disclosure of cash paid
Income taxes received, net	$(3,327)	$(1,893)	$(2,467)
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gain on available for sale securities, net of tax	$3	$—	$—
Common stock issued to acquire net assets of Inception 4, Inc.	$—	$—	$11,694
Operating right-of-use assets obtained in exchange for lease obligations	$166	$1,469	$—

   The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1. Business
Description of Business and Organization
    IVERIC bio, Inc. (the “Company” or “IVERIC”) is a science-driven biopharmaceutical company focused on the discovery and development of novel treatment options for retinal diseases with significant unmet medical needs. The Company is currently developing both therapeutic product candidates for age-related retinal diseases and gene therapy product candidates for orphan inherited retinal diseases ("IRDs"). The Company believes that both therapeutics and gene therapy serve important roles in drug development and providing potential treatment options for patients suffering from retinal diseases.
    The Company's therapeutics portfolio consists of Zimura® (avacincaptad pegol), a complement C5 inhibitor, and its preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein ("HtrA1") inhibitor. The Company is targeting the following diseases with Zimura:
•Geographic Atrophy ("GA"), which is the advanced stage of age-related macular degeneration ("AMD"), and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and
•autosomal recessive Stargardt disease ("STGD1"), which is an orphan inherited condition characterized by progressive damage to the central portion of the retina (the "macula") and other retinal tissue, leading to loss of vision.
The Company previously also evaluated Zimura in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor ("anti-VEGF") agent, for the treatment of wet AMD, for which the Company completed a Phase 2a clinical trial during the fourth quarter of 2018. The Company is developing IC-500 for GA secondary to AMD and potentially other age-related retinal diseases.
    The Company's gene therapy portfolio consists of two product candidates in preclinical development (IC-100 and IC-200) and several ongoing research and development programs, each of which uses adeno-associated virus ("AAV") for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:
•rhodopsin-mediated autosomal dominant retinitis pigmentosa ("RHO-adRP"), which is characterized by progressive and severe bilateral loss of vision leading to blindness;
•IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy ("Best disease"), which is generally characterized by bilateral egg yolk-like lesions in the macula, which, over time, progress to atrophy and loss of vision;
•Leber Congenital Amaurosis type 10 ("LCA10"), which is characterized by severe bilateral loss of vision at or soon after birth;
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
    As of December 31, 2020, the Company had cash, cash equivalents and available for sale securities of approximately $210.0 million. The Company believes that its cash, cash equivalents and available for sale securities as of December 31, 2020 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months from the filing of the Company's Annual Report on Form 10-K.
Concentration of Credit Risk
    The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents and available for sale securities. The Company maintains its cash in bank accounts, the balance of which generally exceed federally insured limits. The Company maintains its cash equivalents and available for sale securities in investments in money market funds, in U.S. Treasury securities and asset-backed securities and investment-grade corporate debt securities with original maturities of 90 days or less.
The Company believes it is not exposed to significant credit risk on its cash and cash equivalents.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
2. Summary of Significant Accounting Policies (Continued)
Concentration of Suppliers

The Company historically relied upon a single third-party manufacturer to provide the drug substance for Zimura on a purchase order basis. The Company also historically relied upon a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. The Company has engaged one additional third-party manufacturer to provide drug substance for Zimura and one additional third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the polyethylene glycol starting material used to manufacture Zimura. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura.  The Company currently relies exclusively upon a single third-party contract manufacturer for IC-100 and IC-200, and also relies on sole-source suppliers for certain starting materials used in the manufacture of such product candidates. The Company currently relies upon a single third-party contract manufacturer to conduct process development, scale-up and GMP manufacture of the drug substance for IC-500 for preclinical toxicology studies and early-stage clinical trials and a single third-party contract manufacturer to conduct formulation development activities for IC-500. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties, insolvency or the COVID-19 pandemic, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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
Leases
    The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, it recognizes a right-to-use ("ROU") lease asset and operating lease liability on the Company's Consolidated Balance Sheet. ROU lease assets represent the Company's right to use the underlying asset for the lease term and the lease obligation represents the Company's commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit discount rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset includes any lease payments made prior to commencement and excludes any lease incentives.

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
Research and Development
    The Company's research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of the Company's product candidates and costs associated with its collaborative gene therapy sponsored research programs. The Company's research and development expenses consist of:
•external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations ("CROs") and contract development and manufacturing organizations ("CDMOs") and other vendors for the production and analysis of drug substance and drug product; and

•employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
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
    The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
Expected common stock price volatility	118%	110%	85%
Risk-free interest rate	0.22%-1.34%	1.38%-2.54%	2.39%-2.95%
Expected term of options (years)	4.6	4.8	6.0
Expected dividend yield	—	—	—
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

    Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as the option granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Years ended December 31,
	2020	2019	2018
Research and development	$4,166	$4,260	$4,967
General and administrative	4,157	4,920	6,105
Total	$8,323	$9,180	$11,072

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

3. Common Stock
June 2020 Public Offering and Private Placement
In June 2020, the Company closed an underwritten public offering in which it sold 28,503,220 shares of its common stock, which includes the exercise in full of the underwriters’ option to purchase additional shares of its common stock, at a price to the public of $4.10 per share, and at a price to the underwriters of $3.854 per share. The Company also sold to certain investors in lieu of common stock, pre-funded warrants to purchase 1,914,280 shares of its common stock at a price to the public of $4.099 per share underlying each pre-funded warrant, and at a price to the underwriters of $3.853 per share underlying each pre-funded warrant. The pre-funded warrants are immediately exercisable with certain restrictions and do not expire.
Concurrently with the June 2020 public offering, the Company completed a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in which it sold 8,649,453 shares of its common stock to affiliates of Vivo Capital, LLC and Samsara BioCapital, LP (the "Private Placement Purchasers"), at a

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
3. Common Stock (Continued)
purchase price equal to $4.10 per share, which is the price to the public in the public offering. The shares in the private placement were issued pursuant to a stock purchase agreement entered into among the Company and the Private Placement Purchasers.
The net proceeds from the public offering and private placement, after deducting underwriting discounts, placement agent fees and other offering expenses of approximately $10.1 million, was approximately $150.1 million.
December 2019 Public Offering
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

4. Net Income (Loss) Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of December 31, 2020 and 2019, the Company had 3,164,280 and 3,750,000 pre-funded warrants outstanding, respectively, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
4. Net Income (Loss) Per Common Share (Continued)
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Years ended December 31,
	2020	2019	2018
Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$(84,547)	$(58,859)	$63,087
Weighted average common shares outstanding - basic	74,185	42,224	37,061
Plus: net effect of dilutive stock options and unvested restricted stock units	—	—	27
Weighted average common shares outstanding - dilutive	74,185	42,224	37,088
Net income (loss) per common share - basic	$(1.14)	$(1.39)	$1.70
Net income (loss) per common share - diluted	$(1.14)	$(1.39)	$1.70
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Years ended December 31,
	2020	2019	2018
Stock options outstanding	8,928	6,780	5,873
Restricted stock units	1,958	1,481	601
Total	10,886	8,261	6,474

5. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2020 and December 31, 2019 the Company had cash and cash equivalents of approximately $66.4 million and $125.7 million, respectively. Cash and cash equivalents at December 31, 2020 and December 31, 2019 included cash of $8.4 million and $3.2 million, respectively. As of December 31, 2020 and December 31, 2019, cash and cash equivalents also included $58.0 million and $122.5 million, respectively, of investments in money market funds and certain short-term investment-grade corporate debt securities with original maturities of 90 days or less.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company had available for sale securities of approximately $143.7 million at December 31, 2020. The available for sale securities listed at December 31, 2020 mature in one year or less. The Company held no available for sale securities at December 31, 2019.
The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. The Company has determined that there were no credit losses in fair value of its investments as of December 31, 2020. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
The Company classifies these securities as available for sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
5. Cash, Cash Equivalents and Available for Sale Securities (Continued)
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$54,225	$8	$—	$54,233
Corporate debt securities	79,282	4	(10)	79,276
Asset-backed securities	10,164	1	—	10,165
Total	$143,671	$13	$(10)	$143,674

The Company's available for sale securities are reported at fair value on the Company's balance sheet. Unrealized gains (losses) are reported within accumulated other comprehensive loss in the statements of comprehensive income (loss). The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized loss on available for sale securities for the years ended December 31, 2020 and December 31, 2019 were as follows:

	Years ended December 31,
	2020	2019
Beginning balance	$—	$—
Current period changes in fair value before reclassifications, net of tax	3	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Total other comprehensive income	$3	$—
Ending balance	$3	$—
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$58,042	$—	$—
Investments in U.S. Treasury securities	$54,233	$—	$—
Investments in corporate debt securities*	$—	$79,275	$—
Investments in asset-backed securities	$—	$10,166	$—

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

*Investments in money market funds and corporate debt securities with maturities less than 90 days are reflected in cash and cash equivalents in the accompanying Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2020 or December 31, 2019.
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
8. Licensing and Commercialization Agreements
Zimura License Agreement with Archemix Corp.

In September 2011, the Company entered into an amended and restated exclusive license agreement with Archemix Corp. ("Archemix") relating to anti-C5 aptamers (as amended, the "C5 License Agreement"). The C5 License Agreement superseded a July 2007 agreement between the Company and Archemix. Under the C5 License Agreement, the Company holds exclusive worldwide licenses, subject to certain pre–existing rights, under specified patents and technology owned or controlled by Archemix to develop, make, use, sell, offer for sale, distribute for sale, import and export pharmaceutical products comprised of or derived from an anti-C5 aptamer, including Zimura, for the prevention, treatment, cure or control of human indications, diseases, disorders or conditions of the eye, adnexa of the eye, orbit and optic nerve, other than certain expressly excluded applications.

In connection with the C5 License Agreement, the Company paid Archemix an upfront licensing fee of $1.0 million and issued to Archemix an aggregate of 2,000,000 shares of its series A-1 preferred stock and 500,000 shares of its series B-1 preferred stock. The Company has paid Archemix an aggregate of $9.0 million in fees based on its achievement of specified clinical milestone events under the C5 License Agreement, including two milestone payments of $1.0 million and $6.0 million, respectively, triggered by the positive 12-month data from, and by completion of, the GATHER1 trial, which the Company paid in March 2020 and October 2020, respectively.

Under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, it is obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if it achieves specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, it is also obligated to make additional payments to

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
8. Licensing and Commercialization Agreements (Continued)
Archemix of up to an aggregate of $22.5 million if it achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. It is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments it may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.

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
    The Company is also obligated to pay UFRF, on behalf of both Licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by the Company in such country under third-party licenses for patent rights or other intellectual property rights that are necessary to manufacture, develop and commercialize the licensed product in such country. The Company's obligation to pay royalties under the RHO-adRP License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:
•the expiration of the last-to-expire licensed patent rights covering a licensed product in the country of sale;
•the expiration of regulatory exclusivity covering a licensed product in the country of sale; and
•ten years from the first commercial sale of the applicable licensed product in the country of sale.
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
    In addition to the exclusive license agreement, the Company and Penn also entered into to a Master-Sponsored Research Agreement (the "RHO-adRP MSRA"), facilitated by the Penn Center for Innovation. Under the RHO-adRP MSRA, the Company and Penn conducted several preclinical studies of IC-100, as well as a natural history study of RHO-adRP patients. The total amount of funding for the sponsored research covered by statements of work under the RHO-adRP MSRA that the Company has committed to date and is expecting to commit to is in the low single-digit millions of dollars.
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

The Company has further agreed to pay Penn, for the benefit of the Licensors, up to an aggregate of $15.7 million if it achieves specified clinical, marketing approval and reimbursement approval milestones with respect to one licensed product, and up to an aggregate of an additional $3.1 million if it achieves these same milestones with respect to a different licensed product. In addition, it has agreed to pay Penn, for the benefit of the Licensors, up to an aggregate of $48.0 million if it achieves specified commercial sales milestones with respect to one licensed product, and up to an aggregate of an additional $9.6 million if it achieves these same milestones with respect to a different licensed product.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
8. Licensing and Commercialization Agreements (Continued)
The Company is also obligated to pay Penn, for the benefit of the Licensors, royalties at a low single-digit percentage of net sales of licensed products. Such royalties are subject to customary deductions, credits, and reductions for lack of patent coverage and loss of regulatory exclusivity. In addition, such royalties with respect to any licensed product in any country may be offset by a specified portion of any royalty payments actually paid by the Company in such country under third-party licenses to patent rights or other intellectual property rights that are necessary to research, develop, manufacture and commercialize the licensed product in such country. Its obligation to pay royalties under the BEST1 License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the latest of:
•the expiration of the last-to-expire licensed patent rights covering the sale of the applicable licensed product in the country of sale;
•the expiration of regulatory exclusivity covering the applicable licensed product in the country of sale; and
•10 years from the first commercial sale of the applicable licensed product in the country of sale.
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

If the Company receives a rare pediatric disease priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product, and it subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the miniCEP290 License Agreement, it will be obligated to pay UMass a low-tens percentage of the fair market value of the priority review voucher at the time of approval of such product candidate and a low-twenties percentage of the fair market value of the priority review voucher at the time of achievement of a specified commercial sales milestone for such other product candidate. In addition, if it sells such a priority review voucher to a third party, it will be obligated to pay UMass a low-thirties percentage of any consideration received from such third party in connection with such sale.

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

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

10. Property and Equipment
Property and equipment as of December 31, 2020 and 2019 were as follows:

	Useful Life (Years)	December 31, 2020	December 31, 2019
Manufacturing and clinical equipment	7 - 10	$47	$47
Computer, software and other office equipment	5	933	933
		980	980
Accumulated depreciation		(954)	(807)
Property and equipment, net		$26	$173
For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $0.1 million, $0.2 million and $0.2 million, respectively.

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

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2020	2019	2018
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	14.8%	10.9%	18.5%
Permanent items	0.2%	(1.0)%	4.0%
Impact of state rate changes	0.1%	0.1%	(0.2)%
Research and development credit	3.1%	2.8%	(2.4)%
Change in valuation allowance	(34.8)%	(33.6)%	(42.6)%
Effective income tax rate	4.4%	0.2%	(1.7)%

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
11. Income Taxes (Continued)
The components of income tax benefit are as follows:

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	(3,695)	(111)	(1,063)
Deferred:
Federal	—	—	—
State	—	—	—
Income tax benefit	$(3,695)	$(111)	$(1,063)
Significant components of the Company's deferred tax assets (liabilities) for 2020 and 2019 consist of the following:

	As of December 31,
	2020	2019
Deferred tax assets (liabilities)
License and technology payments	$7,479	$7,116
Share-based compensation	23,266	22,131
Accrued expenses	427	362
Right-of-use asset	(40)	(163)
Lease obligation	38	162
Depreciation	6	(18)
Federal and state net operating loss carryforwards	130,524	105,375
Research and development credits	9,959	7,353
Other	7	6
Deferred income tax assets	171,666	142,324
Valuation allowance	(171,666)	(142,324)
Net deferred tax assets	$—	$—
The Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.

The Company incurred tax losses in 2020 and 2019. The Company has carried forward its federal and state tax losses due to the inability of carryback claims. Federal NOLs incurred prior to 2018 will begin to expire in 2034 if not utilized. Post 2017 Federal NOLs have an unlimited life. The state NOLs are expected to begin to expire in 2028. Due to the Company's history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized. As of December 31, 2020, the Company has federal NOL carryforwards of approximately $445.0 million.

For the year ended December 31, 2020, the Company recorded a benefit from income taxes of $3.7 million to reflect the settlement of a local tax audit and the associated decrease in the Company's related uncertain tax position, including interest and penalties. For the years ended December 31, 2019 and 2018, the Company recorded an income tax benefit of $0.1 million and $1.1 million, respectively, due primarily to reflect the settlements of local tax audits. During 2019, the Company received $1.8 million related to the refund of the aforementioned AMT credits and recorded a tax receivable of $1.8 million to reflect the

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
11. Income Taxes (Continued)
refund of AMT credits it expects to receive over the next three years. On March 27, 2020, in response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act provides numerous tax provisions and other stimulus measures, including the immediate refund of minimum tax credits. The Company has recorded a current tax receivable of approximately $1.8 million in anticipation of this refund. During 2020, the Company applied for a refund of the remaining AMT credits of $1.8 million and anticipates receiving this refund in 2021.

The Company generated net income before income taxes for the year ended December 31, 2018. This income was due to the Novo Termination Agreement. With respect to the remaining deferred tax assets, except for the AMT credits previously discussed above, there was no change in the amount of assets realizable at December 31, 2020.

Pursuant to ASC 740, Income Taxes, the Company routinely evaluates the likelihood of success if challenged on income tax positions claimed on its income tax returns.  During the year ended December 31, 2020, the Company reduced its uncertain tax liability by approximately $5.2 million following the settlement of state tax audits. The Company increased certain deferred tax assets by $0.3 million and increased the corresponding valuation allowance by an equivalent amount.

The Company's position with respect to uncertain tax positions is set forth below:

Opening balance	$12,227
Gross amount of increases in unrecognized tax benefits during the period - current year provisions	—
Gross amount of increases in unrecognized tax benefits during the period - prior year provisions	—
Gross amount of decreases in unrecognized tax benefits during the period - other	(659)
Decreases due to settlement with tax authorities during the period	(4,845)
Reduction of unrecognized tax benefits due to expiration of the state of limitations during the period	—
Closing Balance	$6,723

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

12. Operating Leases
The Company's principal executive offices was previously at One Penn Plaza, New York, NY. The term of this lease expired in December 2020.
Effective December 1, 2020, the Company changed the location of its principal executive offices to Five Penn Plaza, New York, NY. The Company entered into an office service agreement with Regus Management Group, LLC for use of office space at this location. This agreement currently expires in May 2021.
The Company leases office space located in Cranbury, New Jersey under non-cancelable operating lease arrangements. The lease for the Company's Cranbury office commenced in February 2020 and expires in February 2023.
In December 2020, the Company entered into a lease agreement for office space located in Parsippany, New Jersey. The Company will recognize a right-to-use asset and lease liability when the term of the lease commences, which is expected to be in early 2021. The term of the lease for the Company's Parsippany office will expire in August 2023.
For the years ended December 31, 2020, 2019 and 2018, lease and rent expense was $0.6 million, $1.0 million, and $0.8 million, respectively. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $0.6 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the Company's operating leases had a weighted average remaining lease term of 2.1 years and a weighted average estimated incremental borrowing rate of 3.4% .

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
The following presents the maturity of the Company's operating lease liabilities as of December 31, 2020:

December 31, 2020
2021	$57
2022	58
2023	5
Total minimum lease payments	120
Less imputed interest	(5)
Present value of minimum lease payments	115
Less current portion	54
Total long-term operating lease liabilities	$61

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
IC-500 - Former Equityholders of Inception 4
    Under the Inception 4 Merger Agreement, the Company is obligated to make payments to the former equityholders of Inception 4 of up to an aggregate of $105 million, subject to the terms and conditions of the Inception 4 Merger Agreement, if the Company achieves certain specified clinical and regulatory milestones with respect to a product candidate from its HtrA1 inhibitor program, including IC-500, with $45 million of such potential payments relating to GA and $60 million of such potential payments relating to wet AMD. Under the Inception 4 Merger Agreement, the Company does not owe any commercial milestones or royalties based on net sales. The future milestone payments will be payable in the form of shares of the Company's common stock, calculated based on the price of its common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued in connection with the Inception 4 Merger, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of the Company's common stock as of the close of business on the business day prior to the closing date of the Inception 4 Merger, and will be payable in cash thereafter. The Inception 4 Merger Agreement also includes customary indemnification obligations to the former equityholders of Inception 4, including for breaches of the representations and warranties, covenants and agreements of the Company and its subsidiaries (other than Inception 4) in the Inception 4 Merger Agreement.

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
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
13. Commitments and Contingencies (Continued)

were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied its motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the special litigation committee conducts its investigation.  On May 4, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. By agreement of the parties, the court has since extended the stay through March 13, 2021. The Company also entered into tolling agreements with the defendant directors to December 2021.
On October 16, 2018, the Company’s board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of the Company’s board of directors. The demand alleges facts that are substantially similar to the facts alleged in the CAC and the Pacheco complaint and asserts claims that are substantially similar to the claims asserted in the Pacheco complaint. On January 30, 2019, the Company’s board of directors received a second shareholder demand from a different shareholder to investigate and commence legal proceedings against certain current and former members of the Company’s board of directors based on allegations that are substantially similar to the allegations contained in the first demand letter. These shareholder demands have been referred to a demand review committee of the Company's board of directors. The Company has entered into tolling agreements with the directors named in the demands to December 2021.
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
Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 13,081,000 additional shares to the 2013 Plan, including for 2021, an increase of approximately 2,542,000 shares. As of December 31, 2020, the Company had approximately 421,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted the 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan and in February 2021, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 600,000 shares of its common stock for issuance under the plan. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. As of December 31, 2020, the Company had approximately 555,000 shares available for grant under the 2019 Inducement Plan.
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
A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of December 31, 2020, 2019 and 2018 is as follows (in thousands except weighted average exercise price):

	Years ended December 31,
	2020		2019		2018
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2019	6,780	$10.89	5,903	$13.72	5,284	$19.58
Granted	2,630	$6.10	1,610	$4.26	1,293	$1.67
Exercised	(109)	$2.89	(80)	$2.66	—	$—
Expired or forfeited	(373)	$19.49	(653)	$21.16	(674)	$36.54
Outstanding, December 31, 2020	8,928	$9.22	6,780	$10.89	5,903	$13.72

	Years ended December 31,
	2020	2019	2018
Options exercisable at December 31, 2020	4,462	3,317	2,709
Weighted average grant date fair value (per share) of options granted during the period	$13.51	$3.37	$1.20
As of December 31, 2020, there were approximately 8,526,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $9.42 per option; the weighted-average remaining contractual life of these options was 7.6 years; and the aggregate intrinsic value of these options was approximately $20.6 million. A summary of the stock options outstanding and exercisable as of December 31, 2020 is as

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
14. Stock-Based Compensation and Compensation Plans (Continued)
follows (in thousands except exercise prices and weighted average exercise price):

		December 31, 2020
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.13-$2.90	1,352	7.7	$1.68	808	$1.79
$2.91-$3.18	2,053	7.5	$2.99	1,180	$2.94
$3.19-$4.88	1,790	7.7	$4.24	1,022	$4.39
$4.89-$8.77	2,491	9.6	$6.64	211	$5.24
$8.78-$73.22	1,242	3.8	$40.08	1,241	$40.08
	8,928	7.6	$9.22	4,462	$13.51

Aggregate Intrinsic Value	$20,553			$11,741
Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the years ended December 31, 2020, 2019 and 2018, respectively, were as follows:

	Years ended December 31,
	2020	2019	2018
Cash proceeds from options exercised	$314	$192	$—
Aggregate intrinsic value of options exercised	$393	$135	$—
In connection with stock option awards granted to employees, the Company recognized approximately $4.7 million, $5.9 million and $7.6 million in share-based compensation expense during the years ended December 31, 2020, 2019 and 2018, respectively, net of expected forfeitures. As of December 31, 2020, there were approximately $8.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to employees, which are expected to be recognized over a remaining weighted average period of 5.8 years.
In connection with stock option awards granted to consultants, the Company recognized approximately $0.2 million, $0.3 million and $0.2 million in share-based compensation expense during the years ended December 31, 2020, 2019 and 2018, respectively, net of expected forfeitures. As of December 31, 2020, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards granted to consultants, which are expected to be recognized over a remaining weighted average period of 2.4 years.
The following table presents a summary of the Company's outstanding RSU awards granted as of December 31, 2020 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2019	1,481	$7.79
Awarded	1,232	$6.06
Vested	(657)	$7.20
Forfeited	(98)	$6.74
Outstanding, December 31, 2020	1,958	$6.95

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
14. Stock-Based Compensation and Compensation Plans (Continued)
As of December 31, 2020, there were approximately 1,725,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $5.25 per share; and the aggregate intrinsic value of these RSUs was approximately $11.9 million.

In connection with RSUs granted to employees, the Company recognized approximately $3.3 million, $3.0 million and $3.3 million in share-based compensation expense during the years ended December 31, 2020, 2019 and 2018, respectively, net of expected forfeitures. As of December 31, 2020, there was approximately $14.4 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized over a remaining weighted average period of 2.0 years. The total fair value of the RSUs that vested during the year ended December 31, 2020 was $4.6 million.

In connection with RSUs granted to consultants, the Company recognized approximately $0.1 million in share-based compensation expense during the year ended December 31, 2020, net of expected forfeitures. In connection with RSUs granted to consultants, the Company recognized approximately a de minimis amount in share-based compensation expense during the year ended December 31, 2019. As of December 31, 2020, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to consultants, which are expected to be recognized over a remaining weighted average period of 2.9 years.

In connection with the ESPP made available to employees, the Company recognized approximately $0.1 million and $0.1 million of share-based compensation expense during the years ended December 31, 2020 and December 31, 2019, respectively, net of expected forfeitures. As of December 31, 2020, there was a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.2 years. There were 76,402 shares of common stock issued under the ESPP during the year ended December 31, 2020. Cash proceeds from ESPP purchases were approximately $147 thousand during the year ended December 31, 2020. There were 70,466 shares of common stock issued under the ESPP during the year ended December 31, 2019. As of December 31, 2020, 805,361 shares were available for future purchases under the ESPP.

15. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company's matching contributions to employees totaled approximately $0.3 million, $0.2 million and $0.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

16. Selected Quarterly Financial Information (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019:

	2020
	March 31	June 30	September 30	December 31
Research and development expenses	$13,750	$12,720	$18,841	$17,473
General and administrative expenses	4,998	6,289	6,643	8,022
Loss from operations	(18,748)	(19,009)	(25,484)	(25,495)
Net income (loss) attributable to common stockholders	$(15,076)	$(18,589)	$(25,450)	$(25,432)
Basic earnings (loss) per common share	$(0.28)	$(0.32)	$(0.27)	$(0.27)
Diluted earnings (loss) per common share	$(0.28)	$(0.32)	$(0.27)	$(0.27)

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

	2019
	March 31	June 30	September 30	December 31
Research and development expenses	$7,685	$10,009	$10,383	$11,567
General and administrative expenses	5,481	5,198	4,674	6,275
Income (loss) from operations	(13,166)	(15,207)	(15,057)	(17,842)
Net income (loss) attributable to common stockholders	$(12,501)	$(14,443)	$(14,437)	$(17,478)
Basic earnings (loss) per common share	$(0.30)	$(0.35)	$(0.35)	$(0.39)
Diluted earnings (loss) per common share	$(0.30)	$(0.35)	$(0.35)	$(0.39)