Form 10-Q
period 2021-03-31
IVERIC bio, Inc.
filed 2021-05-05
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36080
IVERIC bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8185347
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Five Penn Plaza	Suite 2372	10001
New York,	NY	(Zip Code)
(Address of principal executive offices)
(212) 845-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ISEE	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of April 30, 2021 there were 90,255,116 shares of Common Stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend”, “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
•our ability to establish and maintain arrangements and capabilities for the manufacture of our therapeutic and gene therapy product candidates, including scale up and validation of the manufacturing process for Zimura drug substance and securing the supply of Zimura drug product and the polyethylene glycol starting material for our expected needs;
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
•the potential advantages of our product candidates and other technologies that we are pursuing, including the advantages and limitations of inhibition of complement factor C5 and HtrA1, including our hypotheses regarding complement inhibition and HtrA1 inhibition as potentially relevant mechanisms of action to treat Geographic Atrophy and other forms or stages of age-related macular degeneration, and of gene therapy, including the use of minigenes;
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
Summary of Principal Risk Factors
The following is a summary of the principal factors that make an investment in our company speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this summary, and other risks that we face, can be found in Part II, Item 1A. Risk Factors section of this Quarterly Report on
Form 10-Q, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities Exchange Commission, before making an investment decision regarding our common stock. The forward-looking statements discussed above are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

6.We are pursuing the development of our product candidates using novel mechanisms of action targeting indications for which there are no approved products. These include, for example, complement inhibition and inhibition of High temperature requirement A serine peptidase 1 protein for geographic atrophy; complement inhibition for autosomal recessive Stargardt disease; and gene therapy for rhodopsin-mediated autosomal dominant retinitis pigmentosa and BEST1-related inherited retinal diseases. These approaches carry numerous scientific, regulatory and other risks.

7.We have not had any formal meetings with the U.S. Food or Drug Administration, or FDA, or the European Medicines Agency, or EMA, regarding the results of the GATHER1 trial or our regulatory pathway for Zimura following GATHER1, and regulatory authorities may disagree with the design of or our conclusions from the GATHER1 trial, including our belief that it may serve as one of the two Phase 3 clinical trials required for approval by the FDA and EMA. The results of the GATHER2 trial may not replicate the results of the GATHER1 trial. We may need to conduct additional clinical trials or nonclinical studies for Zimura in order to obtain marketing approval.

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

13.We do not have any internal manufacturing facilities and rely heavily on our third-party contract manufacturers. They may have different business priorities than we do and may fail to meet our expectations or follow regulatory requirements, including current good manufacturing practices requirements.

14.We do not have any internal laboratories and rely heavily on our third-party contract research organizations as well as our clinical trial sites and academic collaborators. They may have different priorities than we do and may fail to follow regulatory requirements, including good laboratory practice, good clinical practice and other data integrity requirements.

15.If we choose to pursue a collaboration or out-license for the further development and potential commercialization of any of our product candidates, we may not be able to enter into a collaboration or out-license on favorable terms, or at all. Even if we are able to do so, the collaboration or out-license may not be successful.

3

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

18.We rely on a limited number of employees to conduct our operations, including supervising our outside vendors. The skills needed to advance our research and development programs and plan for eventual commercialization of our product candidates are highly specialized. We plan to hire additional qualified personnel, including commercialization personnel, to support the growth of our business. Hiring these personnel and retaining existing employees may be challenging.

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
4

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Condensed Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$29,335	$66,373
Available for sale securities	150,866	143,674
Prepaid expenses and other current assets	5,310	4,791
Income tax receivable	1,765	1,765
Total current assets	187,276	216,603
Property and equipment, net	17	26
Right-of-use asset, net	107	120
Other assets	2	5
Total assets	$187,402	$216,754
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$13,132	$12,284
Accounts payable and accrued expenses	6,976	12,792
Lease liability	55	54
Total current liabilities	20,163	25,130
Lease liability, non-current	51	61
Total liabilities	20,214	25,191
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—$0.001 par value, 200,000,000 shares authorized, 90,169,616 and 90,120,797 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	90	90
Additional paid-in capital	758,964	756,543
Accumulated deficit	(591,868)	(565,073)
Accumulated other comprehensive income	2	3
Total stockholders' equity	167,188	191,563
Total liabilities and stockholders' equity	$187,402	$216,754

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$18,549	$13,750
General and administrative	8,322	4,998
Total operating expenses	26,871	18,748
Loss from operations	(26,871)	(18,748)
Interest income	77	358
Other income (expense), net	(1)	5
Loss before income tax benefit	(26,795)	(18,385)
Income tax benefit	—	3,309
Net loss	$(26,795)	$(15,076)
Comprehensive loss	$(26,796)	$(15,076)
Net loss per common share:
Basic and diluted	$(0.29)	$(0.28)
Weighted average common shares outstanding:
Basic and diluted	93,311	53,426

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	90,121	$90	$756,543	$(565,073)	$3	$191,563
Issuance of common stock under employee stock compensation plans	—	—	49	—	129	—	—	129
Share-based compensation	—	—	—	—	2,292	—	—	2,292
Net loss	—	—	—	—	—	(26,795)	—	(26,795)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	—	$—	90,170	$90	$758,964	$(591,868)	$2	$167,188

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$—	$117,203
Issuance of common stock under employee stock compensation plans	—	—	105	—	179	—	—	179
Share-based compensation	—	—	—	—	2,324	—	—	2,324
Net loss	—	—	—	—	—	(15,076)	—	(15,076)
Balance at March 31, 2020	—	$—	49,732	$50	$600,182	$(495,602)	$—	$104,630

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(26,795)	$(15,076)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	13	38
Amortization of premium and discounts on investment securities	395	—
Share-based compensation	2,292	2,324
Changes in operating assets and liabilities:
Income tax receivable	—	(2,942)
Prepaid expense and other assets	(516)	(140)
Accrued interest receivable	122	—
Accrued research and development expenses	848	1,524
Accounts payable and accrued expenses	(5,816)	(3,254)
Net cash used in operating activities	(29,457)	(17,526)
Investing Activities
Purchase of marketable securities	(26,710)	—
Maturities of marketable securities	19,000	—
Net cash used in investing activities	(7,710)	—
Financing Activities
Proceeds from employee stock plan purchases	129	179
Net cash provided by financing activities	129	179
Net decrease in cash and cash equivalents	(37,038)	(17,347)
Cash and cash equivalents
Beginning of period	66,373	125,699
End of period	$29,335	$108,352

   The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
(in thousands, except per share data)
1. Business
Description of Business and Organization
IVERIC bio, Inc. (the “Company” or “IVERIC”) is a science-driven biopharmaceutical company focused on the discovery and development of novel treatment options for retinal diseases with significant unmet medical needs. The Company is currently developing both therapeutic product candidates for age-related retinal diseases and gene therapy product candidates for orphan inherited retinal diseases (“IRDs”). The Company believes that both therapeutics and gene therapy serve important roles in drug development and providing potential treatment options for patients suffering from retinal diseases.
The Company's therapeutics portfolio consists of its clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor, and its preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein (“HtrA1”) inhibitor. The Company is currently targeting the following diseases with Zimura:
•Geographic Atrophy (“GA”), which is the advanced stage of age-related macular degeneration (“AMD”), and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision; and
•autosomal recessive Stargardt disease (“STGD1”), which is an orphan inherited condition characterized by progressive damage to the central portion of the retina (the “macula”) and other retinal tissue, leading to loss of vision.
The Company is continuing to recruit and enroll patients in GATHER2, its ongoing Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD, and expects to complete patient enrollment during the third quarter of 2021. The Company is developing IC-500 for GA secondary to AMD and potentially other age-related retinal diseases.
The Company's gene therapy portfolio consists of two product candidates in preclinical development (IC-100 and IC-200) and several ongoing collaborative sponsored research programs, each of which uses adeno-associated virus (“AAV”) for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:
•rhodopsin-mediated autosomal dominant retinitis pigmentosa (“RHO-adRP”), which is characterized by progressive and severe bilateral loss of vision leading to blindness;
•IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy (“Best disease”), which is generally characterized by bilateral egg yolk-like lesions in the macula, which, over time, progress to atrophy and loss of vision;
•Leber Congenital Amaurosis type 10 (“LCA10”), which is characterized by severe bilateral loss of vision at or soon after birth;
•autosomal recessive Stargardt disease; and
•IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A and USH2A-associated nonsyndromatic autosomal recessive retinitis pigmentosa.
The Company is developing IC-100 for RHO-adRP and IC-200 for BEST1-related IRDs.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021.
Basis of Presentation and Consolidation
In the opinion of management, the Company’s condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Annual Report.

The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reportable segment.
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
Concentration of Credit Risk
The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents and available for sale securities. The Company maintains its cash in bank accounts, the balances of which generally exceed federally insured limits. The Company maintains its cash equivalents and available for sale securities in investments in money market funds, in U.S. Treasury securities, asset-backed securities and investment-grade corporate debt securities with original maturities of 90 days or less.
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
Leases
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, it recognizes a right-of-use (“ROU”) asset and operating lease liability on the Company's Consolidated Balance Sheet. ROU lease assets represent the Company's right to use the underlying asset for the lease term and the lease obligation represents the Company's commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit discount rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all office lease agreements the Company combines lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheet.
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
Research and Development
The Company's research and development expenses primarily consist of costs associated with the manufacturing, development and preclinical and clinical testing of the Company’s product candidates and costs associated with its collaborative gene therapy sponsored research programs. The Company's research and development expenses consist of:
•external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”) and other vendors for the production and analysis of drug substance and drug product; and
•employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
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
Share-Based Compensation
The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employees and non-employee directors, including employee stock options, restricted stock units (“RSUs”) and options granted to employees to purchase shares under the 2016 Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of estimated forfeitures. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period only when the performance-based milestone is deemed probable of achievement. If performance-based milestones are later determined not to be probable of achievement, then all previously recorded stock-based compensation expense associated with such options will be reversed during the period in which the Company makes this determination.
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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Expected common stock price volatility	113%	115%
Risk-free interest rate	0.39%-0.96%	0.87%-1.34%
Expected term of options (years)	5.3	4.7
Expected dividend yield	—	—
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
Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the SEC and believes that there are none that will have a material impact on the Company’s financial statements.
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

4. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of March 31, 2021, the Company had 3,164,280 pre-funded warrants outstanding, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(26,795)	$(15,076)
Weighted average common shares outstanding - basic and dilutive	93,311	53,426
Net loss per share of common stock - basic and diluted	$(0.29)	$(0.28)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options outstanding	9,178	6,635
Restricted stock units	2,038	1,401
Total	11,216	8,036

5. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of approximately $29.3 million and $66.4 million, respectively. Cash and cash equivalents included cash of $3.3 million at March 31, 2021 and $8.4 million at December 31, 2020. Cash and cash equivalents at March 31, 2021 and December 31, 2020 included $26.0 million and $58.0 million, respectively, of investments in money market funds.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. As of March 31, 2021 and December 31, 2020, the Company held available for sale securities of $150.9 million and $143.7 million, respectively, all of which have maturities of less than one year.
The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. The Company has determined that there were no credit losses in fair value of its investments as of March 31, 2021. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
The Company classifies these securities as available for sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.
The Company believes that its existing cash, cash equivalents and available for sale securities as of March 31, 2021 will be sufficient to fund its currently planned capital expenditure requirements and operating expenses for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$45,111	$12	$—	$45,123
Corporate debt securities	91,559	2	(12)	91,549
Asset-backed securities	14,194	1	(1)	14,194
Total	$150,864	$15	$(13)	$150,866
The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains (losses) are reported within other comprehensive income in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income associated with the unrealized gain on available for sale securities during the three months ended March 31, 2021 and 2020, respectively, were as follows:

	Three months ended March 31,
	2021	2020
Beginning balance	$3	$—
Current period changes in fair value before reclassifications, net of tax	(1)	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Total other comprehensive income	$(1)	$—
Ending balance	$2	$—
6. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the “2013 Plan”), annual increases have resulted in the addition of an aggregate of approximately 13,081,000 additional shares to the 2013 Plan, including for 2021, an increase of approximately 2,542,000 shares. As of March 31, 2021, the Company had approximately 2,874,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan and in February 2021, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 600,000 shares of its common stock for issuance under the plan. As of March 31, 2021, the Company had approximately 891,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended March 31,
	2021	2020
Stock options	$1,469	$1,374
Restricted stock units	792	936
Employee stock purchase plan	31	14
Total	$2,292	$2,324

The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,343	$1,153
General and administrative	949	1,171
Total	$2,292	$2,324
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of March 31, 2021 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2020	8,928	$9.22
Granted	266	$6.38
Exercised	(2)	$3.80
Forfeited	(14)	$4.77
Outstanding, March 31, 2021	9,178	$9.41
Vested and exercisable, March 31, 2021	4,856	$13.22
Vested and expected to vest, March 31, 2021	8,832	$9.58
As of March 31, 2021, there were approximately $14.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 3.3 years.
RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of March 31, 2021 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2020	1,958	$6.95
Awarded	112	$6.33
Vested	(22)	$3.83
Forfeited	(10)	$7.50
Outstanding, March 31, 2021	2,038	$7.01
Outstanding, Expected to vest	1,815	$5.31
As of March 31, 2021, there were approximately $8.5 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 3.1 years.
ESPP
As of March 31, 2021, there were 780,939 shares available for future purchases under the ESPP. There were 24,422 and 43,581 shares issued under the ESPP during the three months ended March 31, 2021 and 2020, respectively. Cash proceeds from ESPP purchases were $121 thousand and $42 thousand during the three months ended March 31, 2021 and 2020, respectively.

7. Income Taxes
For the three months ended March 31, 2021, the Company recorded no income tax benefit. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $3.3 million primarily to reflect a settlement of a local tax audit.
In response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including the immediate refund of minimum tax credits.  The Company has recorded a current tax receivable of approximately $1.8 million in anticipation of this refund.
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$26,045	$—	$—
Investments in U.S. Treasury securities	$45,123	$—	$—
Investments in corporate debt securities	$—	$91,549	$—
Investments in asset-backed securities	$—	$14,194	$—
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$58,042	$—	$—
Investments in U.S. Treasury securities	54,233	—	—
Investments in corporate debt securities	$—	$79,275	$—
Investments in asset-backed securities	—	10,166	—

*Investments in money market funds are reflected in cash and cash equivalents in the accompanying Consolidated Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2021.

9. Commitments and Contingencies
Zimura - Archemix Corp.
The Company is party to an agreement with Archemix Corp. (“Archemix”) under which the Company in-licensed rights in certain patents, patent applications and other intellectual property related to Zimura and pursuant to which the Company may be required to pay sublicense fees and make milestone payments (the “C5 License Agreement”). Under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including Zimura, the Company is obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if the Company achieves specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, the Company is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if the Company achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
IC-100 - University of Florida and the University of Pennsylvania
Under its exclusive license agreement with the University of Florida Research Foundation, Incorporated (“UFRF”) and the University of Pennsylvania (“Penn”) for rights to IC-100, the Company is obligated to make payments to UFRF, for the benefit of Penn and UFRF (together, the “Licensors”), of up to an aggregate of $23.5 million if the Company achieves specified clinical, marketing approval and reimbursement approval milestones with respect to a licensed product and up to an aggregate of an additional $70.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a low single-digit percentage of net sales of licensed products. The Company is also obligated to pay UFRF, for the benefit of the Licensors, a double-digit percentage of specified non-royalty payments the Company may receive from any third-party sublicensee of the licensed patent rights. Further, if the Company receives a rare pediatric disease priority review voucher from the United States Food and Drug Administration (“FDA”) in connection with obtaining marketing approval for a licensed product and the Company subsequently uses such priority review voucher in connection with a different product candidate, the Company will be obligated to pay UFRF, for the benefit of the Licensors, aggregate payments in the low double-digit millions of dollars based on certain approval and commercial sales milestones with respect to such other product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UFRF, for the benefit of the Licensors, a low double-digit percentage of any consideration received from such third party in connection with such sale.
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
miniCEP290 Program - University of Massachusetts
Under its exclusive license agreement with the University of Massachusetts (“UMass”) for its miniCEP290 program, which targets LCA10, which is associated with mutations in the CEP290 gene, the Company is obligated to pay UMass up to an aggregate of $14.75 million in cash and issue up to 75,000 shares of common stock of the Company if the Company achieves specified clinical and regulatory milestones with respect to a licensed product. In addition, the Company is obligated to pay UMass up to an aggregate of $48.0 million if the Company achieves specified commercial sales milestones with respect to a licensed product. The Company is also obligated to pay UMass royalties at a low single-digit percentage of net sales of licensed products. If the Company or any of its affiliates sublicenses any of the licensed patent rights or know-how to a third party, the Company will be obligated to pay UMass a high single-digit to a mid-tens percentage of the consideration received in exchange for such sublicense, with the applicable percentage based upon the stage of development of the licensed products at the time the Company or the applicable affiliate enters into the sublicense. If the Company receives a priority review voucher from the FDA in connection with obtaining marketing approval for a licensed product, and the Company subsequently uses such priority review voucher in connection with a different product candidate outside the scope of the agreement, the Company will be obligated to pay UMass a low-tens percentage of the fair market value of the priority review voucher at the time of approval of such product candidate and a low-twenties percentage of the fair market value of the priority review voucher at the time of achievement of a specified commercial sales milestone for such product candidate. In addition, if the Company sells such a priority review voucher to a third party, the Company will be obligated to pay UMass a low-thirties percentage of any consideration received from such third party in connection with such sale.
IC-500 - Former Equityholders of Inception 4
Under the agreement and plan of merger between the Company and Inception 4, Inc. (“Inception 4”), pursuant to which the Company acquired IC-500 and its other HtrA1 inhibitors (the “Inception 4 Merger Agreement”), the Company is obligated to make payments to the former equityholders of Inception 4 of up to an aggregate of $105 million, subject to the terms and conditions of the Inception 4 Merger Agreement, if the Company achieves certain specified clinical and regulatory milestones with respect to IC-500 or any other product candidate from its HtrA1 inhibitor program, with $45 million of such potential payments relating to GA and $60 million of such potential payments relating to wet AMD. Under the Inception 4 Merger Agreement, the Company does not owe any commercial milestones or royalties based on net sales. The future milestone payments will be payable in the form of shares of the Company's common stock, calculated based on the price of its common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued in connection with the acquisition, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of the Company's common stock as of the close of business on the business day prior to the closing date of the Inception 4 acquisition, and will be payable in cash thereafter. The Inception 4 Merger Agreement also includes customary indemnification obligations to the former equityholders of Inception 4, including for breaches of the representations and warranties, covenants and agreements of the Company and its subsidiaries (other than Inception 4) in the Inception 4 Merger Agreement.
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. IVERIC bio, Inc., et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. IVERIC bio, Inc., et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. On August 11, 2020, the defendants filed a notice of non-opposition to lead plaintiff's motion for class certification. On April 22, 2021, the Company and Plaintiff agreed to stay the litigation until 10 days following a mediation scheduled for June 21, 2021. On April 23, 2021, the court approved the stipulation and stayed the action until July 1, 2021.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied its motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the special litigation committee conducts its investigation.  On May 4, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. By agreement of the parties, the court has since extended the stay through May 22, 2021. The Company also entered into tolling agreements with the defendant directors to December 2021.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
We are continuing to recruit and enroll patients in GATHER2, our Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD, and expect to complete patient enrollment during the third quarter of 2021. We are developing IC-500 for GA secondary to AMD and potentially other age-related retinal diseases.
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
GATHER1 (GA secondary to AMD - Completed)
GATHER1, also known as OPH2003, is an international, randomized, double-masked, sham controlled, multi-center Phase 2/3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We enrolled 286 patients in this trial across multiple treatment groups, including various Zimura doses and sham control groups, and patients were treated and followed for 18 months. In October 2019, we announced positive 12-month data from this trial and in June 2020, we completed this trial and announced 18-month data from this trial, which supported the 12-month data. We believe that the GATHER1 trial qualifies as the first of two Phase 3 trials typically required by the FDA for marketing approval of a pharmaceutical product.
GATHER2 (GA secondary to AMD - Ongoing)
GATHER2, also known as ISEE2008, is an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. In this trial, we plan to enroll approximately 400 patients, who are randomized to receive either monthly administration of Zimura 2 mg or sham during the first 12 months of the trial, at which time the primary efficacy analysis of the mean rate of change of GA growth over 12 months, as measured by fundus autofluorescence based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area, which is the same primary efficacy endpoint we used for the GATHER1 trial, will be performed. The design of GATHER 2 is similar to the design of the previously completed GATHER1 trial. If the 12-month results from GATHER2 are positive, we plan to file applications with the FDA and the EMA for marketing approval of Zimura for GA secondary to AMD. At month 12, we plan to re-randomize patients in the Zimura 2 mg arm to receive either monthly or every other month administration of Zimura 2 mg. The final evaluation will take place at month 24.
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
In July 2020, we reopened enrollment in this trial in the United States. We plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. Similar to GATHER2, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. Newly enrolled patients are randomized on a 1:1 basis to be treated with either Zimura 4 mg or sham for 18 months. We have been and plan to remain masked to the treatment group of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial.
Zimura Manufacturing
In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. We have initiated activities in preparation for the scale-up and validation of the manufacturing process for Zimura drug substance with a new manufacturer, with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for future potential commercial use. If this manufacturer is successful, we intend for this manufacturer to be our primary supplier of Zimura drug substance. We have also engaged our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, for scale-up and validation activities. Depending on the success of the scale-up activities by the new manufacturer, we may use either this new manufacturer, Agilent or both for future supply of Zimura drug substance. In addition, regardless of which manufacturer we use, we will need to demonstrate that the drug substance produced through the scaled-up process is analytically comparable to the drug substance we are currently using. We are continuing analytical method development and qualification with our contract manufacturers and laboratories.
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
We order the polyethylene glycol, or PEG starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are planning to enter into a long-term supply agreement with this manufacturer for the PEG starting material. We are assessing this supplier's capacity to supply the PEG at the scale that we expect we will need for commercial manufacturing.
IC-500: HtrA1 Inhibitor
We are pursuing the preclinical development of IC-500 for the treatment of GA secondary to AMD and potentially other age-related retinal diseases. We have selected IC-500 as the lead compound from our HtrA1 inhibitor program, which includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested in vitro.
In early 2021, we completed a review of our IC-500 development program, which we had previously designed to support monthly dosing in our planned first-in-human clinical trial. We believe that we may be able to establish, at an earlier stage of development, a dosing regimen for IC-500 with less frequent dosing than we had previously planned. As a result, we have revised our development plans and timelines for IC-500 with the goal of including both monthly dosing and a less frequent dosing regimen in our first-in-human clinical trial. We have recently initiated our first preclinical tolerability study for IC-500 and are planning additional preclinical studies, including pharmacokinetic and target engagement studies. We are continuing formulation optimization and other manufacturing activities for IC-500. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we expect to file an investigational New Drug application, or IND, for IC-500 during the second half of 2022.

Gene Therapy Research and Development Programs
IC-200: Product Candidate for BEST1-Related IRDs
We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs. We and the University of Pennsylvania, or Penn, have conducted a number of preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs. We are completing a preclinical toxicology study of IC-200 in the naturally occurring canine model of Best disease. In addition, we are working with a gene therapy contract development and manufacturing organization, or CDMO, for preclinical and Phase 1/2 clinical supply of IC-200. We are completing manufacturing and release activities for a cGMP batch produced by our CDMO. Based on current timelines and subject to successful completion of preclinical development, we plan to file an IND and subject to regulatory review, begin patient enrollment in a Phase 1/2 clinical trial for IC-200 in the second half of 2021.
IC-100: Product Candidate for RHO-adRP
We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We and Penn have conducted a number of preclinical studies of IC-100 and a natural history study of RHO-adRP patients. In addition, we are working with a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100. We have recently completed the manufacturing and release of a cGMP batch produced by our CDMO.
We have completed two preclinical toxicology studies of IC-100, one of which was a toxicology and efficacy study in the naturally occurring canine model of RHO-adRP and the other study was a GLP toxicology study in non-human primates. We tested the same three doses of IC-100 in both studies. In the canine study, we believe the results demonstrated there was efficacy across all three dose groups. We observed, through clinical examination, ocular inflammation in the high dose group in the canines and at varying degrees at different dosing levels in the non-human primates. Because of the different findings across the two species, we are planning to discuss with the FDA the design of our planned first-in-human clinical trial before submitting an IND. We now believe that IC-100 will likely be delayed from entering into a Phase 1/2 clinical trial this year.
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
We are funding several sponsored research programs at the University of Massachusetts Medical School, or UMMS, seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. The following is a summary of these minigene programs and their status:
•miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research has yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS has conducted additional experiments to optimize constructs, which were delayed during 2020 because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We have recently identified a lead construct from this program and are considering development plans for this program.
•miniABCA4 (STGD1): This program, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS generated and evaluated several ABCA4 minigene constructs in both in vitro and in vivo experiments, which yielded what we believe to be encouraging results. We expect to receive additional results from the miniABCA4 program during the second quarter of 2021.
•miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa. Some of the activities in this program were delayed during 2020 as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. We expect to receive preliminary results from this program during the second half of 2021.
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
•Although most of our clinical trial sites have reopened and are continuing to conduct patient visits for our clinical trials, they are doing so with fewer staff and other restrictions and many of them are focusing on more urgent matters rather than clinical trials. We are engaging with our clinical trial sites, with the goal of monitoring the health and well-being of our patients who remain in our trials and maintaining their scheduled visits and treatments. Where possible, we and our clinical investigators have instituted practices such as flexible scheduling of visits for patients and remote monitoring, and we have also provided patient travel services and personal protective equipment to support our sites and patients. During late 2020 to early 2021, a number of our clinical trial sites scaled back their operations because of recent surges in COVID-19 cases or new lockdown measures being imposed. We have been and will continue to monitor the situation closely.
•In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our collaborative gene therapy sponsored research programs. Additionally, we were unable to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-100 and IC-200, which caused minor delays to our manufacturing timelines for both product candidates. Furthermore, because of the COVID-19 pandemic and restrictions on remote auditing due to privacy and other concerns, we have experienced difficulties and delays in performing audits on most of our clinical trial sites. In addition, a number of our vendors are also servicing other clients who are developing vaccines or medicines for the COVID-19 pandemic and those vendors may prioritize those other customers over us. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic. We have and will continue to remain in close communication with our vendors.
•Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation.

•We instituted company-wide remote working starting in March 2020 and expect to continue working remotely for the foreseeable future. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2021. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact, including the availability and administration of vaccines, and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
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
For information about our follow-on public offerings and private placement that we completed in December 2019 and June 2020, please see the Liquidity and Capital Resources section of Management' s Discussion and Analysis of Financial Condition and Results of Operations. We expect to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals.
Financial Matters
As of March 31, 2021, we had cash, cash equivalents and available for sale securities of $180.2 million. We estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $125 million and $135 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix or any commercialization expenses for Zimura, into 2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates also assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures related to potentially studying Zimura in other indications, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of our product candidates and costs associated with our gene therapy sponsored research programs. Our research and development expenses consist of:
•external research and development expenses incurred under arrangements with third parties, such as academic research collaborators, contract research organizations, or CROs, CDMOs and other vendors for the production and analysis of drug substance and drug product; and
•employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
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
The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Zimura	$10,702	$4,486
IC-500: HtrA1	387	326
IC-100: RHO-adRP	553	2,509
IC-200: BEST1	1,311	2,222
Other gene therapy	10	533
Personnel-related	4,096	2,507
Share-based compensation	1,343	1,153
Other	147	14
	$18,549	$13,750
As we continue our ongoing clinical trials and our ongoing and planned manufacturing activities for Zimura, we expect our research and development expenses for Zimura to increase. We also expect our research and development expenses for IC-500 to increase as we continue preclinical development. We expect our research and development expenses for each of IC-100 and IC-200 to increase as we complete preclinical development and subject to regulatory review, begin clinical development for those product candidates. We expect our research and development expenses for our other collaborative gene therapy sponsored research programs to decrease as the sponsored research for those programs reaches completion. Our research and development expenses may increase if we decide to pursue the development of Zimura in additional indications, if we in-license or acquire any new product candidates, including from our collaborative gene therapy sponsored research programs, or technologies or if we commence any new sponsored research or development programs.

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
A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, we are conducting the GATHER2 trial, which is a Phase 3 clinical trial evaluating Zimura for GA, with the expectation that data collected from this trial, if positive, together with other available data, will be sufficient to seek marketing approval for this indication in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials for Zimura in GA or conduct additional nonclinical studies of Zimura in order to seek or maintain regulatory approval or qualify for reimbursement approval. As a result of any of the above, we could be required to expend significant additional financial resources and time on the completion of development of Zimura in GA.
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
We base our expenses related to academic research collaborators, CROs and CDMOs on our estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented in this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of Three Month Periods Ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$18,549	$13,750	$4,799
General and administrative	8,322	4,998	3,324
Total operating expenses	26,871	18,748	8,123
Loss from operations	(26,871)	(18,748)	8,123
Interest income	77	358	(281)
Other income (expense), net	(1)	5	(6)
Loss before income tax benefit	(26,795)	(18,385)	8,410
Income tax benefit	—	3,309	(3,309)
Net loss	$(26,795)	$(15,076)	$11,719
Research and Development Expenses
Our research and development expenses were $18.5 million for the three months ended March 31, 2021, an increase of $4.8 million compared to $13.8 million for the three months ended March 31, 2020. The increase in research and development expenses for the three months ended March 31, 2021 was primarily due to a $6.2 million increase in costs associated with Zimura, and a $1.8 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. These increases were partially offset by a $2.0 million decrease in costs associated with IC-100 and a $0.9 million decrease in costs associated with IC-200. The increased costs for Zimura were primarily due to the continued start-up and recruitment activities for our GATHER2 trial and increased manufacturing activities. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities.

General and Administrative Expenses
Our general and administrative expenses were $8.3 million for the three months ended March 31, 2021, an increase of $3.3 million, compared to $5.0 million for the three months ended March 31, 2020. The increase in general and administrative expenses for the three months ended March 31, 2021 was primarily due to an increase in external costs, including legal and consulting costs associated with litigation, pre-commercialization activities and other administrative costs necessary to support our operations.
Interest Income
Interest income for the three months ended March 31, 2021 was $0.1 million compared to interest income of $0.4 million for the three months ended March 31, 2020. The decrease in interest income was primarily due to the decrease in interest rate yields.
Income Tax Benefit
For the three months ended March 31, 2021, the Company recorded no income tax benefit. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $3.3 million primarily to reflect a settlement of a local tax audit.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under the Novo Holdings A/S Agreement, our initial public offering, which we closed in September 2013, funds we received under a prior agreement with Novartis Pharma AG related to the licensing and commercialization of Fovista, funds we received in connection with our acquisition of Inception 4, Inc., or Inception 4, in October 2018 and our follow-on public offerings, which we closed in February 2014, December 2019 and June 2020, including the sale of pre-funded warrants in December 2019 and June 2020. We do not have any committed external source of funds.
We currently have an effective universal shelf registration statement on Form S-3, or the Shelf Registration, on file with the SEC registering for sale from time to time up to $300.0 million of common stock, preferred stock, debt securities, depositary shares, subscription rights, warrants and/or units in one or more registered offerings, of which $100.0 million may be offered, issued and sold under an “at-the-market” Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC. We have not yet issued and sold any shares of our common stock under the Shelf Registration or the ATM Agreement.
Cash Flows
As of March 31, 2021, we had cash, cash equivalents and available for sale securities totaling $180.2 million and no debt. We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, certain asset-backed securities and certain investment-grade corporate debt securities.
The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(29,457)	$(17,526)
Investing Activities	(7,710)	—
Financing Activities	129	179
Net change in cash and cash equivalents	$(37,038)	$(17,347)
Cash Flows from Operating Activities
Net cash used in operating activities in the three months ended March 31, 2021 and March 31, 2020 related primarily to net cash used to fund our Zimura clinical trials and manufacturing activities, our preclinical development of IC-100, IC-200 and IC-500, our collaborative gene therapy sponsored research programs and to support our general and administrative operations.

See “—Funding Requirements” below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $7.7 million, which related to the purchase of marketable securities. We had no net cash used in investing activities for the three months ended March 31, 2020.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.1 million and $0.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively, related to stock option exercises and purchases made under our employee stock purchase plan.
Funding Requirements
Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200, and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, including if we develop Zimura for additional indications, preclinical development programs or collaborative gene therapy sponsored research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to IC-500, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
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

As of March 31, 2021, we had cash, cash equivalents and available for sale securities of $180.2 million. We estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $125 million and $135 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix or any commercialization expenses for Zimura, into 2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates also assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures related to potentially studying Zimura in other indications, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. For example, we have decided to enroll approximately 25 additional patients in our ongoing STAR trial, with the goal of enrolling a total of approximately 120 patients, which will extend the duration of that trial and increase our costs of conducting that trial. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with data from our GATHER1 trial, will be sufficient to support an application for marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials for Zimura in GA or conduct additional nonclinical studies of Zimura in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 trial or the STAR trial, including slowing patient enrollment or causing enrolled patients to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. We may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. For example, we are aware that, in the STAR trial, a number of patients initially enrolled in the trial missed consecutive visits during the early months of the COVID-19 pandemic. We do not know yet whether the number of missed visits will increase or decrease among the newly enrolled patients in the STAR trial or how many missed visits will occur in the GATHER2 trial, and whether and to what extent missed visits may impact the results of any of the trials. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2021:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$1,426	$1,426	$—	$—	$—
Purchase Obligations (2)	10,374	10,374	—	—	—
Operating Leases (3)	2,284	912	1,372	—	—
Total (4)	$14,084	$12,712	$1,372	$—	$—

(1)This item includes our non-cancelable contractual obligations under our sponsored research agreements.
(2)This item includes our non-cancelable contractual commitments under certain of our manufacturing and supply agreements.
(3)This item includes our contractual obligations to make payments in connection with leases for office space.
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
In addition to the amounts set forth in the table above, we may be required, under the agreements under which we acquired rights to Zimura, IC-100, IC-200, IC-500 and our miniCEP290 program, to make milestone payments and/or pay royalties. These payments are described in “Note 9—Commitments and Contingencies” in our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.
We also have letter agreements with certain employees that require the funding of a specific level of payments if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur. For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2021 annual meeting of stockholders, as filed with the SEC on April 7, 2021.
In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs and CDMOs represent significant costs in preclinical and clinical development. Subject to required notice periods and our obligations under binding purchase orders and any cancellation fees that we may be obligated to pay, we can elect to discontinue the work under these agreements at any time. We may also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available for sale securities of $180.2 million as of March 31, 2021, consisting of cash and investments in money market funds, U. S. Treasury securities, corporate debt securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CDMOs, CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2021, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1.    Legal Proceedings
Descriptions of legal proceedings are set forth in “Note 9-Commitments and Contingencies” in the notes to the financial statements filed with this Quarterly Report on Form 10-Q.

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
Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014, December 2019 and June 2020. As of March 31, 2021, we had an accumulated deficit of $591.9 million. Our net loss was $26.8 million for the three months ended March 31, 2021 and we expect to continue to incur significant operating losses for the foreseeable future.

Zimura is in clinical development, our gene therapy product candidates IC-100 and IC-200, and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are funding multiple ongoing collaborative gene therapy sponsored research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, including if we develop Zimura for additional indications, preclinical development programs or collaborative gene therapy sponsored research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our collaborative gene therapy sponsored research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-100 and IC-200, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to IC-500, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
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
As of March 31, 2021, we had cash, cash equivalents and available for sale securities of $180.2 million. We estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $125 million and $135 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses, excluding any potential approval or sales milestones payable to Archemix or any commercialization expenses for Zimura, into 2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, the progression of our IC-100 and IC-200 programs into the clinic, and the advancement of our IC-500 development program. These estimates also assume that we will enroll approximately 400 patients in the GATHER2 trial. These estimates do not reflect any additional expenditures related to potentially studying Zimura in other indications, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, commencement of any new sponsored research programs, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or collaborative gene therapy sponsored research programs. For example, we have decided to enroll approximately 25 additional patients in our ongoing STAR trial, with the goal of enrolling a total of approximately 120 patients, which will extend the duration of that trial and increase our costs of conducting that trial. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with other available data, will be sufficient to support an application for marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial beyond our current expectations, conduct additional clinical trials or nonclinical studies of Zimura in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 trial or the STAR trial, including slowing patient enrollment or causing enrolled patients to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. We may experience difficulty in enrolling or retaining patients or maintaining scheduled visits and treatments due to patients' fears of visiting clinical trial sites or ongoing restrictive measures requiring social distancing or limiting travel. For example, we are aware that, in the STAR trial, a number of patients initially enrolled in the trial missed consecutive visits during the early months of the COVID-19 pandemic. We do not know yet whether the number of missed visits will increase or decrease among the newly enrolled patients in the STAR trial or how many missed visits will occur in the GATHER2 trial, and whether and to what extent missed visits may impact the results of any of the trials. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
In March 2021, we filed a shelf registration statement on Form S-3, or the Shelf Registration, pursuant to which we may offer and sell shares of common stock, debt securities and other securities for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $100.0 million from time to time pursuant to an “at-the-market” sales agreement, or the ATM Agreement, we entered into in March 2021 with Cowen and Company, LLC, or Cowen, as agent, subject to the terms and conditions described in the ATM Agreement and SEC rules and regulations. We have not yet issued and sold any shares of common stock under the Shelf Registration or our “at-the-market” offering program. If we make sales under the Shelf Registration or our “at-the-market” offering program, the sales could dilute our stockholders, reduce the trading price of our common stock or impede our ability to raise future capital.
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
•Although most of our clinical trial sites have reopened and are continuing to conduct patient visits for our clinical trials, they are doing so with fewer staff and other restrictions and many of them are focusing on more urgent matters rather than clinical trials. We are engaging with our clinical trial sites, with the goal of monitoring the health and well-being of our patients who remain in our trials and maintaining their scheduled visits and treatments. Where possible, we and our clinical investigators have instituted practices such as flexible scheduling of visits for patients and remote monitoring, and we have also provided patient travel services and personal protective equipment to support our sites and patients. During late 2020 to early 2021, a number of our clinical trial sites scaled back their operations because of recent surges in COVID-19 cases or new lockdown measures being imposed. We have been and will continue to monitor the situation closely.
•In some instances, our third-party contract manufacturers, academic research collaborators and contract research organizations have limited their operations and staff, which has resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our collaborative gene therapy sponsored research programs. Additionally, we were unable to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-100 and IC-200, which caused minor delays to our manufacturing timelines for both product candidates. Furthermore, because of the COVID-19 pandemic and restrictions on remote auditing due to privacy and other concerns, we have experienced difficulties and delays in performing audits on most of our clinical trial sites. In addition, a number of our vendors are also servicing other clients who are developing vaccines or medicines for the COVID-19 pandemic and those vendors may prioritize those other customers over us. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic. We have and will continue to remain in close communication with our vendors.
•Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation.

•We instituted company-wide remote working starting in March 2020 and expect to continue working remotely for the foreseeable future. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Since late 2020, many countries and regions, including many states in the United States, have experienced a surge in the number of new cases, including as a result of several new mutations to the SARS-COV-2 virus, which caused public health authorities to reimpose restrictive measures. In addition, although the FDA has granted emergency use authorization to three vaccines for this disease, there continue to be challenges with distributing vaccines and administering them to the general population, including as a result of newly discovered side effects affecting one of those vaccines, and the long-term safety and efficacy and ability of these vaccines to slow transmission are largely unknown. In addition, many countries, including several countries where we are conducting the GATHER2 and STAR trials, are lagging behind the United States in administering vaccines to their populations and experiencing longer or more extensive surges in COVID-19 cases. As a result, governments may continue to deploy measures to contain the pandemic for a prolonged period of time. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact, including the availability and administration of vaccines, and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
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
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, we must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are sponsoring with UMMS, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the IND-enabling toxicology study we are conducting for IC-200 and the preclinical studies we are conducting and planning to conduct for IC-500, may fail at any point or produce unacceptable or inconclusive results for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans. For example, we observed different findings across the two different species in which we tested IC-100 in preclinical toxicology studies, which has led us to plan to discuss with the FDA the design of our planned first-in-human clinical trial before submitting an IND. As a result, we now believe that IC-100 will likely be delayed from entering into a Phase 1/2 clinical trial this year.

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

•we may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies beyond those we currently contemplate or to abandon product development programs;

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

We are currently targeting GA, an advanced form of AMD, and STGD1 with Zimura. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors of selective molecular targets, including complement C5, as potential pharmaceutical treatments for GA secondary to AMD, and that the results from our GATHER1 trial of Zimura in GA support our view, this approach may not prove successful for treating GA secondary to AMD in a clinically meaningful way. Similarly, although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of STGD1, we have not yet completed a clinical trial assessing Zimura for the treatment of STGD1 and do not have any unmasked data regarding the efficacy of Zimura in this indication. As a result, this approach may not prove clinically successful.

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

We are conducting post-hoc analyses of the results and individual patient level data from the GATHER1 trial, which may yield information that is inconsistent with our conclusions regarding the GATHER1 data. The GATHER2 trial may yield results that are different from the results observed in the GATHER1 trial. An unfavorable result from the GATHER2 trial likely would materially adversely affect our ability to obtain approval for Zimura in GA.

We are conducting post-hoc analyses of the individual patient level data from the GATHER1 trial. These analyses may yield information that is inconsistent with our conclusions regarding the GATHER1 data, including as a result of previously unknown variables or patient sub-groups that could potentially be driving the results in one or more treatment groups. Although not reported as related to Zimura by investigators, we observed an increase in the number of investigator-reported cases of choroidal neovascularization, or CNV, in the Zimura treatment groups in the GATHER1 trial as compared to the sham control groups. Additionally, we learned from our independent masked reading center that the retinal images of one of the patients in the Zimura 4 mg group showed evidence of CNV in the study eye that was not reported by the investigator. As we continue to evaluate the individual, unmasked patient data from the GATHER1 trial, we may learn of additional cases of non-investigator reported safety issues, which may affect the safety profile of Zimura.

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

In addition, the 12-month and 18-month data from the GATHER1 trial suggested there is an overall dose response relationship in which higher doses of Zimura (for example, the 4 mg and the 2 mg doses) corresponded to a greater reduction in the mean rate of GA growth as compared to the corresponding sham group as compared to lower doses of Zimura (for example, the 1 mg dose). For our GATHER2 trial, for the reasons stated above, we have decided to proceed with only a 2 mg dose treatment arm and not include a 4 mg dose treatment arm. The 2 mg dose may prove not to be efficacious in treating GA. Additionally, unlike the protocol for the GATHER1 trial, the protocol of the GATHER2 trial provides that patients who develop CNV in the study eye in the trial may remain in the trial and receive either Lucentis® or Eylea® in accordance with the label for that anti-VEGF agent, and that measurements of these patients' GA will be included in the primary efficacy analysis if their fundus autofluorescence, or FAF, images can be assessed by the masked reading center. The retention of these patients in the GATHER2 trial may introduce additional variability not present in the GATHER1 trial, as we do not have any data regarding the progression of GA in patients with CNV who receive treatment with an anti-VEGF agent. Moreover, if a significant number of patients develop CNV in the study eye and these patients' FAF images are not reliably assessable, or if more patients than we anticipate drop out or their data is otherwise missing, any such occurrence would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial and the GATHER2 trial could be underpowered to demonstrate a potential clinical benefit for Zimura in GA with statistical significance.

Our intended regulatory pathway for generating sufficient safety and efficacy data to submit an NDA and potentially obtain marketing approval for Zimura for GA secondary to AMD is subject to a number of assumptions, including that we may be able to rely on the results from our GATHER1 and GATHER2 trials as two adequate and well-controlled, Phase 3 trials typically required by the FDA. The FDA, EMA and other regulatory authorities may not accept the design or results of the GATHER1 trial as a Phase 3 clinical trial, or may not agree with our selection of the primary endpoint for the GATHER1 and GATHER2 trials or the statistical analysis we performed. We may decide to or may be required to enroll additional patients, collect additional safety data or conduct additional clinical trials or nonclinical studies to seek or obtain approval for Zimura in GA.

Based on the results of our GATHER1 trial, additional statistical analysis we have performed and informal discussions we have had with the FDA, we believe that the efficacy results from this trial could potentially satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth over 12 months, measured by FAF based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area, is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision, and that data from the GATHER1 trial is robust. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth, calculated using the square root transformation, is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We are not currently planning to include visual function measures as primary or secondary efficacy endpoints in the GATHER2 trial and vision will be assessed as a safety endpoint. The FDA, the EMA or other regulatory authorities may disagree with our conclusion regarding the robustness of the data from the GATHER1 trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. Even if we meet with the FDA, EMA or other regulatory authorities, we likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the sufficiency or robustness of the data from our clinical trials, including the GATHER1 trial, until such time as we submit an application for marketing approval and receive a response from the applicable authority. If the GATHER1 trial results are not considered robust, or if regulatory authorities do not accept the study designs of GATHER1 or GATHER2, including our selected primary efficacy endpoint, then in order to seek marketing approval we may need to conduct, in addition to the GATHER2 trial, one or more additional, adequate and well-controlled clinical trials that meets the applicable regulatory requirements in order to obtain sufficiently robust data for an acceptable endpoint to support marketing approval.

The FDA, EMA or other regulatory authorities may not agree with the methodologies we used to perform the statistical analysis of the GATHER1 trial results. In particular, they may not agree with how we performed the comparisons of patients receiving Zimura 2 mg with patients in the sham groups, as the comparisons draw upon patients who were enrolled into two different parts of the trial, using different randomization ratios and different vision criteria. In addition, they may not agree with the validity of our mixed-effects repeated measures model, or MRM, analysis, where we imputed the values of missing data based on the values of observed data. We plan to use the same MRM analysis in the GATHER2 trial. Moreover, the FDA, EMA or other regulatory authorities may disagree with our inclusion in our efficacy analysis of patients who do not strictly meet all eligibility criteria, or whose treatment or assessments in the clinical trial deviated from the clinical trial protocol on one or more occasions. The FDA, EMA or other regulatory authorities may take issue with the degree of data that are missing from the clinical data set from our GATHER1 trial, or with the rate at which patients withdrew from the trial. To the extent patients miss critical visits or drop out of the GATHER2 trial, we face a similar risk with GATHER2.

Although we believe that our GATHER1 trial was adequate and well-controlled, with appropriate eligibility criteria and appropriate stratification for baseline characteristics, the FDA, EMA or other regulatory authorities may not agree with the methodologies we used to determine patient eligibility and to randomize patients to the various treatment groups and therefore may not agree that the comparisons we have made for mean rate of GA growth are statistically valid. The FDA, EMA or other regulatory authorities may take issue with the number of modifications we introduced to the GATHER1 trial following its commencement, which they may view as introducing additional uncontrolled variables, invalidating the comparisons across groups. In particular, the FDA, EMA or other regulatory authorities may view the change in enrollment criteria applied in the various modifications as changing the nature of the patients enrolled, thus rendering the results of the trial as uninterpretable, or may disagree with our decision to remove patients who develop CNV in their study eye from future treatments and assessments as inappropriate, concluding that it may have resulted in unmitigated or uncontrolled bias in the safety or efficacy results from the trial.

Based on informal discussions with the FDA, following the GATHER1 trial, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. This additional clinical trial would need to be well-controlled, with a primary efficacy analysis at the 12 month time point or later. We believe that if we were to file an application for marketing approval for Zimura for GA, we would be able to rely on safety data from our GATHER1 and GATHER2 trials in GA, as well as our STAR trial evaluating Zimura for STGD1. We also believe that, if the data from the GATHER2 trial are positive, we would be able to submit our application following the primary efficacy analysis for the GATHER2 study at the 12-month time point, without waiting for the full 24-month data package, which we would collect after submitting for marketing approval and use to supplement our applications for marketing approval while they are pending. We have designed our GATHER2 trial to meet these requirements, which, as we understand them, and if data from the GATHER2 trial are positive, will permit us to seek marketing approval for Zimura in GA in the United States and potentially the European Union. Since receiving the 12-month results from the GATHER1 trial, we have not had an end of phase 2 or other formal meeting with either the FDA or the EMA and we may not do so before receiving results from the GATHER2 trial and submitting our applications for marketing approval. In addition, we have been engaging with various regulatory authorities, including competent national authorities in Europe, during the GATHER2 trial, and expect to continue engaging with regulatory authorities, including with the FDA as part of the fast track program. We may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for Zimura, including potentially changing the design of the GATHER2 trial, increase the costs of our Zimura clinical programs and delay our expected timelines. In addition, because of the COVID-19 pandemic or other reasons, we may experience a higher than anticipated rate of dropouts and missed visits and treatments in our GATHER2 trial, which could result in our not having adequate safety data for a sufficient number of patients to obtain marketing approval in GA, even if the primary endpoint is met and the results from the GATHER2 trial are otherwise positive.

Furthermore, our previous and ongoing Zimura clinical trials have evaluated Zimura dosing levels and regimens that we have studied only in cohorts consisting of a small number of patients. This approach may increase the risk that patients in our ongoing trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. Although we have not observed any adverse events or serious adverse events attributable by the investigators to the drug product in our GATHER1 trial, we may become aware of safety concerns as we analyze individual patient level data in our GATHER1 trial, and they may manifest in our STAR trial, in our GATHER2 trial or in any other subsequent clinical trials we or a potential collaborator may undertake for Zimura. When we follow patients for a longer period of time or collect safety data from a greater number of patients, we may observe safety events that we have not previously observed. For a further discussion of the safety risks in our trials, see the risk factor herein entitled “If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates."

Because the primary efficacy endpoint and the statistical analysis plan we would expect to use to analyze efficacy data for our GATHER2 trial are similar to those of the GATHER1 trial, any disagreements by the FDA, EMA or other regulatory authorities with GATHER1 will likely affect GATHER2 as well. Our ongoing clinical trials and any future clinical trials or other studies for Zimura that we or a potential collaborator may undertake may yield inconsistent safety or efficacy results with those we have observed to date or otherwise fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or any future clinical trials or other studies for Zimura could adversely affect our business and the value of your investment in our company.

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

Our GATHER1, GATHER2 and STAR trials involve sites located across the United States and in many countries outside the United States. At the start of the COVID-19 pandemic in early 2020, we were in the process of completing patient visits for our GATHER1 trial and those of the initially enrolled patients in the STAR trial, and we were conducting startup activities for the GATHER2 trial. We have made a number of operational changes to our clinical trials as a result of the COVID-19 pandemic, its effects on current and prospective participating patients, and various governmental and other measures in response to the pandemic. As the COVID-19 pandemic evolves, we may make further changes to how we conduct our ongoing and any future clinical trials.

Patient enrollment, missed patient visits and patient retention remain key risks for our clinical trials. Due to the COVID-19 pandemic, we delayed the initiation of patient enrollment for the GATHER2 trial from March 2020 to June 2020. Even though we are continuing to enroll patients in the GATHER2 and STAR trials, we are doing so cautiously in light of the health and safety measures put into place at various clinical trial sites. We may choose to or be required to slow down or stop patient enrollment in certain geographies due to the COVID-19 pandemic and any governmental measures taken in response. Patients, in turn, may be reluctant to enroll in clinical trials or to maintain their scheduled visits and treatments once enrolled due to their reluctance to visit clinical trial sites for fear of potential exposure to COVID-19 or ongoing restrictive measures requiring social distancing or limiting travel. These concerns may particularly apply to GA patients, many of whom are elderly and therefore at a higher risk for COVID-19 and other diseases than the general population.

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

The COVID-19 pandemic has caused many of our clinical trial sites and competent health authorities and ethics committees in certain countries to reduce their staff and operations. This reduction in operations has resulted in delays to the approval of and the site activation process for the GATHER2 trial in certain geographies. As we continue to activate additional clinical trial sites for the GATHER2 trial, the progress of site activation will depend on the local situation in each specific geography. In addition, many sites are focusing on more urgent matters rather than clinical trials, which may delay their ability to recruit patients. During late 2020 to early 2021, a number of our clinical trial sites have been scaling back their operations because of recent surges in COVID-19 cases or new lockdown measures being imposed. Shortages of vaccines, personal protective equipment and other supplies for the prevention of COVID-19 may cause our clinical trial sites to further scale back the number of staff on site and other operations, and may also cause prospective or enrolled patients to avoid clinical trial visits.

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

We have not previously conducted any clinical development involving gene therapies. As we prepare for the potential initiation of our first gene therapy clinical trial, we will need to build our internal and external capabilities in designing and executing a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. For example, we observed different findings across the two different species in which we tested IC-100 in preclinical toxicology studies, which has led us to plan to discuss with the FDA the design of our planned first-in-human clinical trial before submitting an IND. These developments have delayed the timelines for IC-100 and we now believe that IC-100 will likely be delayed from entering into a Phase 1/2 clinical trial this year. As we continue to evaluate the results from the preclinical toxicology studies and engage with the FDA, we may decide, or be required to, conduct additional preclinical studies or change our study design for a first-in-human clinical trial for IC-100, which may further delay our timelines for IC-100. Many of the indications for which we are pursuing our gene therapy programs have limited natural history data and limited number of therapies in clinical development, which may make selecting an appropriate endpoint difficult. Furthermore, our gene therapy programs are targeting orphan diseases with relatively small populations, which limits the pool of potential patients for our gene therapy clinical trials. Because gene therapy trials generally require patients who have not previously received any other therapy for the same indication, we will also need to compete for the same group of potential clinical trial patients with our competitors who are also developing therapies for these same indications. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

For a further discussion of the risks associated with the manufacturing of gene therapy products, see the risk factor herein entitled “The manufacture of gene therapy products is complex with a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others are unique to the manufacture of gene therapies. We have limited experience with gene therapy manufacturing and are dependent on our third-party contract manufacturers and sole source suppliers.”

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

Our clinical trials for Zimura involve dosing regimens that we have not studied extensively, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For example, although we view the rate of CNV incidence in the Zimura treatment groups, as compared to the corresponding sham control groups, as acceptable and within the range observed in other clinical trials of complement inhibitors in development for GA, the FDA, EMA, other regulatory authorities, treating physicians or patients may not agree, concluding that Zimura may increase the risk of patients developing CNV to an unacceptable degree. Moreover, our clinical trials for Zimura involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive Zimura. Although the safety profile of Zimura remained favorable at month 18 in our GATHER1 trial, we may encounter unknown safety issues as we continue to analyze the unmasked individual patient level data. An unforeseen or unexpected safety event, or any safety finding that is inconsistent with our prior experience with Zimura, from any of our clinical trials for Zimura, including from the GATHER2 trial during which we will follow patients and collect safety data over 24 months, may impact our ability to continue to develop Zimura or the long-term viability of Zimura as a potential treatment for GA, STGD1 or any other indication for which we may seek to develop Zimura.

As HtrA1 inhibition is a novel treatment approach for treating ocular disease, this treatment approach may present potentially unknown safety risks when tested in clinical trials that could not have been anticipated based on preclinical studies, including the tolerability studies we are conducting. In addition, if we are successful in formulating IC-500, we intend to administer IC-500 by intravitreal injection, which poses the same safety risks outlined above with respect to intravitreal injections of Zimura.

In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Managing a host body's immune response to introduced viral vectors has been and remains a challenge for gene therapies. For AAV gene therapy, “vector shedding,” or the dispersal of AAV vectors away from the target tissue to other parts of the body, which can trigger a more serious and extensive immune response, is a known safety issue. Although subretinal injection, which is the method often used to administer retinal gene therapies, helps to control vector shedding beyond the eye, subretinal injection is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate from the gene therapy vectors, including the risk of retinal detachment. The margin for error with subretinal injections is extremely low and there are a limited number of retinal surgeons with experience in performing subretinal injections in the eye. In order to generate useful clinical data for gene therapy clinical trials, one or more retinal surgeons must repeat the same subretinal injection procedure in multiple patients with consistency across patients and surgeons. In addition, in order to avoid accelerating damage to a patient's retina, subretinal injection for RHO-adRP patients in particular must be conducted under extremely low light levels using infrared technology, further complicating the surgical procedure. In the event that we progress into clinical development with IC-100, IC-200 or any other gene therapy product candidate we may in-license or acquire, we may experience delays or other challenges for our gene therapy development programs as a result of safety issues.

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

For a further discussion of the risks associated with our reliance on third-party manufacturers, including the effects of the COVID-19 pandemic on our third-party manufacturers, see the risk factor herein entitled, “We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, which could delay, prevent or impair our development or commercialization efforts.”

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

In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. Although we believe we have adequate Zimura drug substance for the GATHER2 trial and the expanded STAR trial, this supply may not be sufficient for our needs over the duration of the trials or for any additional trials we may conduct. We have initiated activities in preparation for the scale-up and validation of the manufacturing process for Zimura drug substance with a new manufacturer, with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for future potential commercial use. If this manufacturer is successful, we intend for this manufacturer to be our primary supplier of Zimura drug substance. However, this manufacturer may not be successful because of any number of reasons. We have also engaged our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, for scale-up and validation activities. Depending on the success of the scale-up activities by the new manufacturer, we may use either this new manufacturer, Agilent or both for future supply of Zimura drug substance, which may increase our costs and delay our timelines. In addition, regardless of which manufacturer we use, we will need to demonstrate that the drug substance produced through the scaled-up process is analytically comparable to the drug substance we are currently using. If we are unable to demonstrate that the Zimura drug substance produced through the scaled-up process is analytically comparable to the Zimura drug substance we are currently using, including as a result of not having the appropriate assays to demonstrate analytical comparability, our timelines to complete the development of and seek regulatory approval for Zimura would be impacted.

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

Gene therapy drug products are complex and difficult to manufacture. We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. Even after a manufacturer is engaged, any problems that arise during manufacturing, including during process development and cGMP manufacturing, may result in unanticipated delays to our timelines, including delays attributable to securing additional manufacturing time slots. In 2020, we experienced several delays to our cGMP manufacturing activities for IC-100 and IC-200 because of a number of manufacturing issues at our CDMO. As previously disclosed, due to an issue with one of the starting materials used for our manufacturing process for IC-100, we had to delay our cGMP manufacturing run at our CDMO and reschedule the run for a later date based on the CDMO’s availability. There may also be long lead times to manufacture or procure starting materials such as cell banks or plasmids. In particular, plasmids and other starting materials for gene therapy manufacture are usually sole sourced, as there are a limited number of qualified suppliers. The progress of our gene therapy programs is highly dependent on these suppliers providing us or our contract manufacturers with the necessary starting materials that meet our requirements in a timely manner. A failure to procure or a shortage of necessary starting materials likely would delay our manufacturing and development timelines.

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

Because manufacturing for early stage research is often done under different conditions, using different starting materials and manufacturing systems and done on a smaller scale than what is required for manufacturing for clinical supplies, we may face challenges producing the same product as that produced by the manufacturing processes used by our licensors and other academic collaborators and scaling up the new manufacturing processes as necessary to support supply for clinical trials. If we are not able to establish gene therapy manufacturing or related processes in a manner required for further development of our gene therapy product candidates, our development plans may be delayed and our business may be materially harmed. We have devoted and may need to continue to devote significant time and financial resources to establishing manufacturing processes for IC-100 and IC-200 for IND-enabling preclinical toxicology studies and first-in-human clinical trials for both product candidates. In particular, although our CDMO produced a cGMP batch for IC-100, which has been successfully released, we may encounter issues with completing manufacturing activities for and releasing the cGMP batch of IC-200 produced by that CDMO, which could hamper us from filing an IND and initiating a human clinical trial for IC-200.

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

Before we can commence IND-enabling studies for IC-500, we need to conduct process development and formulation development to determine whether we can identify a viable manufacturing process for and formulate IC-500 for intravitreal administration that is safe to advance into preclinical studies and, depending on the outcome of such studies, into clinical trials. For example, as part of formulation development, we need to determine which inactive formulation components should be used in the preparation of IC-500, and derive a preparation that includes an adequate amount of drug substance with the necessary inactive ingredients to achieve the desired safety and efficacy profile for intravitreal injection.

We are working with a CDMO to conduct process development, scale up and cGMP manufacturing of the drug substance for IC-500 for preclinical toxicology studies and early-stage clinical trials. We are working with another CDMO to conduct formulation development and optimization activities for the drug product for IC-500. Our contract manufacturers have developed a manufacturing process for IC-500 drug substance and a formulation of this produced drug substance. However, we have only recently begun to test this formulation in preclinical animal studies; the results of these studies may require us to refine or change our manufacturing process or conduct additional formulation development activities. We are in the process of engaging a contract manufacturer to manufacture finished drug product for clinical supply. Manufacturing, including process development, formulation development and drug product manufacturing, can be costly and time-consuming and our anticipated timelines for the development of IC-500 may be delayed. If we are unable to successfully manufacture and formulate IC-500 in line with our expectations, we may switch to a backup HtrA1 inhibitor or cease developing our HtrA1 inhibitor program altogether.

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

Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Alexion Pharmaceuticals, Inc., Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics, IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), MorphoSys AG, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gemini Therapeutics, Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3, for which Apellis is conducting two Phase 3 clinical trials, and based on the most recent public information available, Apellis expects to announce top-line data from those trials in the third quarter of 2021. If Apellis's Phase 3 clinical trials for its C3 complement inhibitor product candidate are successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, EyePoint Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc., Roche AG and Stealth BioTherapeutics Corp., are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development is Genentech's monoclonal antibody HtrA1 inhibitor, which is currently being studied in a Phase 2 clinical trial.

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

Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the new Biden Administration, the U.S. Congress and many states. For example, the previous Trump Administration, through the Center for Medicare & Medicaid Service, or CMS, announced in late 2018 an advance notice of proposed rulemaking describing a potential mandatory reference pricing model for Medicare Part B drugs under which the prices paid for these drugs will be adjusted in relation to an international pricing index that includes prevailing prices from other countries with strict price controls. The reference pricing model has found support from some members of the U.S. Congress. In September 2020, the Trump Administration issued an executive order directing the Secretary of the Department of Health and Human Services, or HHS, to propose rulemaking that would limit the prices paid by Medicare for certain drugs and biologics to the “most favored nation” price.  If this kind of rule were to be adopted, especially for AMD drugs where a large portion of the patient population is over the age of 65 and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. We expect the Biden Administration to pursue additional rulemaking aimed at limiting drug prices. Moreover, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.

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

For a further discussion of health care reform and other political factors affecting drug prices, see the risk factor herein entitled “Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing, which could materially impact our ability to generate revenues.”

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

We work with a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200. For IC-500, we work with a CDMO to conduct process development, scale-up and cGMP manufacture of the drug substance for preclinical toxicology studies and early-stage clinical trials and a different CDMO to conduct formulation development activities. We expect to engage a different CDMO to conduct cGMP manufacture of the IC-500 drug product for early-stage clinical trials.

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

Agilent and our CDMO for IC-100 and IC-200 are currently undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. Agilent informed us that as a result of competing demands from other customers, its ability to support our future manufacturing activities for Zimura is limited. As a result, we have engaged a new contract manufacturer, which we intend to become our primary supplier of Zimura drug substance if the scale up efforts at this new manufacturer are successful, and the timing, costs, progress, quality and outcome of our planned manufacturing activities for Zimura may be negatively affected. In addition, expansion experienced by other manufacturers and suppliers that we use, including any issues that they may experience while expanding, could negatively impact the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development plans.

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

We also rely upon our university collaborators to conduct some of our preclinical studies. In particular, Penn has the canine disease models for two of the diseases we are aiming to treat: RHO-adRP and BEST1-related retinal diseases. Our preclinical development plans for IC-100 and IC-200 have included conducting certain preclinical studies using the associated canine disease model. In 2020, we experienced some delays in the breeding of the canines for our IND-enabling study for IC-200, which delayed the start of that study for several months. If we need to conduct additional preclinical studies using any of the canine disease models, and these canines are not available to us for any reason, our development of IC-100 or IC-200 could potentially be further delayed or otherwise adversely affected.

The COVID-19 pandemic has caused our university collaborators to limit the number of staff on site and the types of activities that may be conducted in their laboratories. During 2020, Penn restricted their researchers from being on site in their laboratories and closed a number of research centers that our researchers use for data analysis, which limited their ability to analyze some of the data generated during our preclinical studies. As a result, our receipt of data and reports from some of those studies was delayed. In addition, we curtailed some of the analysis we had originally planned for one of the preclinical studies for our IC-200 program. The University of Florida, or UF, also limited staff on site in their laboratories and vector production facilities, which delayed our obtaining certain reagents and other materials used for our gene therapy programs. In addition, UMMS suspended researcher access to their laboratories and the conduct of certain animal studies, which delayed our timelines for our miniCEP290 and miniUSH2A sponsored research programs. Shortages and governmental restrictions arising from the COVID-19 pandemic may also disrupt the ability of our academic collaborators, clinical trial sites and other contract research organizations to procure items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials, including personal protective equipment for site staff, or animals that are used for preclinical studies. For example, there have been shortages of various animals used in research studies, such as several types of monkeys, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation. There is no guarantee that the COVID-19 pandemic will not further impact our supply chain, which could have a material impact on our research and development programs.

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

We also rely upon other third parties to store, package, label and distribute drug supplies for our clinical trials and to store materials for our development activities. In particular, we rely on a limited number of third parties to store starting materials, drug substance and drug product for our product candidates and programs. Our product candidates are required to be stored and shipped at certain temperatures and a deviation from those requirements may result in delays or additional costs. In addition, a number of these vendors are also servicing other clients who are developing vaccines or medicines for the COVID-19 pandemic and those vendors may prioritize those other customers over us. Any performance failure on the part of these third parties could delay preclinical development, clinical development or marketing approval of our product candidates or commercialization of our products and adversely affect our results of operations.

We rely upon third-party researchers to advance our sponsored research programs. These arrangements may not ultimately yield any promising product candidates for preclinical or clinical development. We may not be able to fully realize the benefits of any intellectual property generated by these arrangements.

Part of our strategy involves collaborative sponsored research to be performed by third-party research institutions. Although we seek to direct this research and advise on the design of these projects as well as critical development decisions, this research is being performed by individuals who are not our employees and the timeline and quality of the research efforts are outside of our direct control. Academic investigators and other researchers may have different priorities than we do as a biopharmaceutical drug development company. The sponsored research agreements we enter into for these programs generally provide that any inventions resulting from the research will be owned by the research institution performing the research, and that we have an option to negotiate for a license to develop and exploit any such inventions. If we exercise our option rights for a program that is attractive to us, we may not be successful at in-licensing rights to the inventions or may need to agree to unfavorable terms.

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

We are party to a license agreement with Archemix on which we depend for rights to Zimura. We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with UMMS for our miniCEP290 program. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. For IC-100, IC-200 and our miniCEP290 program, we are party to agreements with academic institutions, and under those agreements, we must meet certain milestones by certain timelines and if we fail to do so, we may need to expend significant amounts of money to extend those timelines or otherwise be in breach of those agreements. Under the license agreements for our product candidates, we would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right. The Inception 4 Merger Agreement, pursuant to which we acquired IC-500, also imposes specified diligence and milestone payment obligations on us. We may enter into acquisition or licensing agreements in the future that could impose similar obligations on us.

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

We are a development-stage company with a total of 65 full-time employees as of April 30, 2021. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

We remain highly dependent on Glenn P. Sblendorio, our chief executive officer, and Dr. Pravin U. Dugel, our president, as well as the other principal members of our management, scientific and clinical teams. We do not maintain “key person” insurance for any of our executives or other employees. Although we have entered into letter agreements with our executive officers, each of them and our non-executive employees may terminate their employment with us at any time. As a result, key employees whom we expect to retain to assist with the growth of our business may choose not to remain employees. Additionally, because of our size, we have only a small number of employees supporting some of the key areas of our business and operations. If any of those employees were to leave our company or become unavailable due to the COVID-19 pandemic or other reasons, the loss of their services could seriously disrupt our ability to carry on our operations as planned and seriously harm our ability to successfully implement our business plan.

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. As we conduct our GATHER2 trial and the expanded STAR trial, prepare for the future development and potential commercialization of Zimura, and continue the development of IC-500 and our gene therapy programs, we have been and expect we will need to continue hiring additional clinical operations, quality assurance, manufacturing, analytical, medical, regulatory and other personnel from this limited pool. We also experience competition for the hiring of scientific, technical and clinical personnel from universities and research institutions. We also have no dedicated commercialization personnel and will need to hire these personnel as we prepare for the potential commercialization of Zimura.

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

In March 2020, we instituted a company-wide working from home policy, which has remained in effect. Our working from home policy may negatively impact productivity or disrupt our business, the magnitude of which will depend, in part, on the length of this remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We expect to work from home for the foreseeable future and will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention, the New York State Department of Health and the New Jersey Department of Health, in deciding if and when to transition back to working in our offices. We expect the transition to working in our offices, if any, to occur in stages, which will depend on, among other factors, the local COVID-19 and public safety situation and the degree to which our employees have received vaccines. If and when we transition back to working at company sites, there may be an increased risk to our employees and contractors, including as a result of a subsequent waves of the COVID-19 pandemic. If any of them contracts COVID-19 as a result of or while conducting services for us, we may be subject to workers compensation or other claims. Because of our small size and the importance of our employees and contractors to the success of our company, their exposure to the COVID-19 pandemic may adversely affect our ability to carry on our operations.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Marketing approval of novel product candidates such as Zimura and our gene therapy product candidates manufactured using novel manufacturing processes can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to regulatory agencies’ lack of experience with them. We believe that the FDA has only granted marketing approval for one aptamer product and two gene replacement products to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional nonclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.

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

In order to market and sell our product candidates in the European Union and many other jurisdictions, we or our third-party commercialization partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional nonclinical or clinical testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our third-party commercialization partners may not obtain marketing and/or reimbursement approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We and our third-party commercialization partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If our third-party commercial partners fail to obtain marketing approval in certain jurisdictions, it may diminish the value of our product candidate to them and cause them to terminate their relationship with us.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because a competing sponsor's drug could nevertheless be approved for the same condition if certain requirements are met. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the later drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and a ruling by the Court is expected sometime this year. Pending resolution of the litigation, all of the provisions in the ACA but the individual mandate to buy health insurance remain in effect. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue, but, under Medicare Part
D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue

Plan Act of 2021, a comprehensive COVID-19 relief law recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

•the success of products or technologies that compete with our product candidates, including results of clinical trials of product candidates of our competitors. For example, we expect that Apellis will announce top-line data from its Phase 3 program for GA during the third quarter of this year, and that those results will affect the price of our common stock;

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, we issued 8,649,453 shares of our common stock to funds affiliated with Vivo Capital, LLC and Samsara BioCapital, LP in a private placement in June 2020. In accordance with our obligations under a stock purchase agreement executed in connection with the private placement, we have filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purposes of registering for resale these shares, which has been declared effective by the SEC, pursuant to which such shares can be freely sold and traded. If the holders of a significant number of shares our common stock sell, or the market perceives that these holders will sell, the shares currently held by them, the price of our common stock may decline.

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

In addition, the pre-funded warrants that we issued in connection with our December 2019 and June 2020 public offerings are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders. To date, pre-funded warrants representing approximately 2.5 million shares of common stock have been exercised and as of March 31, 2021, pre-funded warrants representing 3,164,280 shares of common stock remain outstanding.

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

For more information about the dilutive effects of financing or business development transactions we may undertake, see the risk factor above, “Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.”

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
3.1
Restated Certificate of Incorporation of the Registrant, as amended April 16, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021)

3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the Securities and Exchange Commission on September 9, 2013)

10.1
Amendment No. 2 to the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021)

10.2	Amendment No. 2 to the Non-Employee Director Compensation Policy of the Registrant
10.3
Sales Agreement, dated March 4, 2021, between Cowen and Company, LLC and the Registrant (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 5, 2021)

10.4
Retirement and Consulting Agreement, dated April 4, 2021, between David R. Guyer, M.D. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2021)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the three month periods ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2021 and 2020 and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: May 5, 2021	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)