Form 10-Q
period 2021-06-30
IVERIC bio, Inc.
filed 2021-08-04
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of July 30, 2021 there were 104,009,398 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the potential benefits of our business plan and strategy to develop our therapeutic and gene therapy product candidates and pursue our gene therapy research programs;
•our expectations regarding the impact of results from GATHER1, our completed Phase 3 clinical trial evaluating Zimura for the treatment of Geographic Atrophy (GA) secondary to age-related macular degeneration, on our business and regulatory strategy, including our plans to pursue further development of Zimura in GA and earlier forms of dry age-related macular degeneration;
•the timing, costs, conduct and outcome of GATHER2, our ongoing Phase 3 clinical trial evaluating Zimura for the treatment of GA secondary to age-related macular degeneration, including expectations regarding receipt of top-line data from the trial and regarding patient retention, and expectations regarding the potential for Zimura to receive regulatory approval for the treatment of GA secondary to age-related macular degeneration based on the clinical trial results we have received to date and the future results from the GATHER2 clinical trial and any other trials we or a potential collaborator may conduct;
•our plans and expectations for developing Zimura in drusen secondary to age-related macular degeneration (drusen) and potentially other earlier forms of dry age-related macular degeneration, and pursuing lifecycle improvement programs for Zimura;
•the timing, costs, conduct and outcome of STAR, our ongoing Phase 2b screening trial evaluating Zimura for the treatment of autosomal recessive Stargardt disease, including expectations regarding the recruitment of additional patients for this trial;
•our ability to establish and maintain arrangements and capabilities for the manufacture of our therapeutic and gene therapy product candidates, including scale up and validation of the manufacturing process for Zimura drug substance and securing the supply of Zimura drug product and the polyethylene glycol (PEG) starting material for our expected needs;
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
•our plans and ability to consummate business development transactions, including potential collaboration or out-licensing opportunities for further development and potential commercialization of our product candidates, and in-licenses or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases, including as part of lifecycle management programs for Zimura;
•the timing, costs, conduct and outcome of our ongoing and planned clinical trials, including our strategy to conduct a Phase 1/2 clinical trial for IC-200 focusing on autosomal recessive bestrophinopathy, statements regarding the timing of the initiation and completion of, and the receipt of results from, such clinical trials, the costs to conduct such clinical trials, and the impact of the results of such clinical trials on our business strategy;

•the timing, costs, conduct and outcome of our ongoing and planned research and preclinical development activities, including statements regarding the timing of the initiation and completion of, and the receipt of results from, such activities, the costs to conduct such activities, and the impact of the results of such activities on our business strategy;
•the timing of and our ability to submit investigational new drug applications for, and to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;
•the potential advantages of our product candidates and other technologies that we are pursuing, including the advantages and limitations of inhibition of complement factor C5 and HtrA1, including our hypotheses regarding complement inhibition and HtrA1 inhibition as potentially relevant mechanisms of action to treat GA and other forms or stages of age-related macular degeneration, and of gene therapy, including the use of minigenes;
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

3.We may need additional financing in order to finish developing and start commercializing one or more of our product candidates, if approved. Securing financing may be challenging and/or dilutive to our shareholders, and if we are unable to secure financing when needed, we may need to curtail our development programs or planned commercialization activities.

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

6.We are pursuing the development of our product candidates using novel mechanisms of action targeting indications for which there are no approved products. These include, for example, complement inhibition and inhibition of High temperature requirement A serine peptidase 1 protein for GA; complement inhibition for drusen and autosomal recessive Stargardt disease; and gene therapy for autosomal recessive bestrophinopathy and other BEST1-related inherited retinal diseases and rhodopsin-mediated autosomal dominant retinitis pigmentosa. These approaches carry numerous scientific, regulatory and other risks.

7.Regulatory authorities, including the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may disagree with the design of or our conclusions from the GATHER1 trial. Since receipt of the 12-month results from GATHER1, we have not had any formal interactions with the EMA regarding our planned regulatory pathway for Zimura in GA and the EMA and other regulatory authorities may disagree with the requirements of the FDA. The results of the GATHER2 trial may not replicate the results of the GATHER1 trial. We may need to conduct additional clinical trials or nonclinical studies for Zimura in order to obtain marketing approval.

8.Gene therapy is a novel area of disease treatment that is subject to numerous risks and uncertainties. We have no prior experience conducting clinical development of a gene therapy product.

9.We may discover safety issues with our product candidates due to known and currently unknown factors, which could hamper their further development.

10.Manufacturing our product candidates, including our gene therapies, is technically complex, expensive and time consuming. We may face issues with scaling up and validating the manufacturing process for Zimura. We may not be able to secure adequate supply of Zimura drug product and the PEG starting material for our future needs, including potential commercial launch. Issues with manufacturing can derail the further development or commercialization of our product candidates.

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

14.We rely heavily on our third-party contract research organizations as well as our clinical trial sites and academic collaborators. They may have different priorities than we do and may fail to follow regulatory requirements, including good laboratory practice, good clinical practice and other data integrity requirements.

3

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

20.We and any commercialization partners are subject to numerous healthcare laws and regulations governing our relationships with patients, healthcare professionals and third-party payors. Failure to comply with these requirements may adversely affect our business, including as we prepare for potential commercialization of Zimura.

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
4

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Condensed Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$50,363	$66,373
Available for sale securities	109,519	143,674
Prepaid expenses and other current assets	3,806	4,791
Income tax receivable	—	1,765
Total current assets	163,688	216,603
Property and equipment, net	8	26
Right-of-use asset, net	1,971	120
Other assets	—	5
Total assets	$165,667	$216,754
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$15,412	$12,284
Accounts payable and accrued expenses	8,643	12,792
Lease liability	937	54
Total current liabilities	24,992	25,130
Lease liability, non-current	1,102	61
Total liabilities	26,094	25,191
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—$0.001 par value, 200,000,000 shares authorized, 90,386,770 and 90,120,797 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	90	90
Additional paid-in capital	761,491	756,543
Accumulated deficit	(622,011)	(565,073)
Accumulated other comprehensive income	3	3
Total stockholders' equity	139,573	191,563
Total liabilities and stockholders' equity	$165,667	$216,754

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$23,488	$12,720	$42,037	$26,470
General and administrative	6,718	6,289	15,040	11,287
Total operating expenses	30,206	19,009	57,077	37,757
Loss from operations	(30,206)	(19,009)	(57,077)	(37,757)
Interest income	65	46	142	404
Other expense, net	(2)	(12)	(3)	(7)
Loss before income tax benefit	(30,143)	(18,975)	(56,938)	(37,360)
Income tax benefit	—	386	—	3,695
Net loss	$(30,143)	$(18,589)	$(56,938)	$(33,665)
Comprehensive loss	$(30,142)	$(18,589)	$(56,938)	$(33,665)
Net loss per common share:
Basic and diluted	$(0.32)	$(0.32)	$(0.61)	$(0.61)
Weighted average common shares outstanding:
Basic and diluted	93,409	57,421	93,382	55,424

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	90,121	$90	$756,543	$(565,073)	$3	$191,563
Issuance of common stock under employee stock compensation plans	—	—	49	—	129	—	—	129
Share-based compensation	—	—	—	—	2,292	—	—	2,292
Net loss	—	—	—	—	—	(26,795)	—	(26,795)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	—	$—	90,170	$90	$758,964	$(591,868)	$2	$167,188
Issuance of common stock under employee stock compensation plans	—	—	217	—	448	—	—	448
Share-based compensation	—	—	—	—	2,079	—	—	2,079
Net loss	—	—	—	—	—	(30,143)	—	(30,143)
Unrealized loss on available for sale securities, net of tax	—	$—	—	$—	$—	$—	$1	$1
Balance at June 30, 2021	—	$—	90,387	$90	$761,491	$(622,011)	$3	$139,573

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$—	$117,203
Issuance of common stock under employee stock compensation plans	—	—	105	—	179	—	—	179
Share-based compensation	—	—	—	—	2,324	—	—	2,324
Net loss	—	—	—	—	—	(15,076)	—	(15,076)
Balance at March 31, 2020	—	$—	49,732	$50	$600,182	$(495,602)	$—	$104,630
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs	—	—	28,503	28	116,855	—	—	116,883
Issuance of common stock in connection with private offering, net of issuance costs.	—	—	8,649	9	33,228	—	—	33,237
Issuance of common stock under the exercise of pre-funded warrants	—	—	2,500	2	(2)	—	—	—
Issuance of common stock under employee stock compensation plans	—	—	105	—	7	—	—	7
Share-based compensation	—	—	—	—	1,873	—	—	1,873
Net loss	—	—	—	—	—	(18,589)	—	(18,589)
Balance at Balance at June 30, 2020	—	$—	89,489	$89	$752,143	$(514,191)	$—	$238,041

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(56,938)	$(33,665)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	18	77
Amortization of premium and discounts on investment securities	742	—
Share-based compensation	4,371	4,197
Changes in operating assets and liabilities:
Income tax receivable	1,765	—
Prepaid expense and other assets	990	(155)
Accrued interest receivable	92	—
Accrued research and development expenses	3,128	271
Accounts payable and accrued expenses	(4,149)	(995)
Change in working capital	73	—
Net cash used in operating activities	(49,908)	(30,270)
Investing Activities
Purchase of marketable securities	(39,314)	—
Maturities of marketable securities	72,635	—
Net cash provided by investing activities	33,321	—
Financing Activities
Proceeds from employee stock plan purchases	577	186
Proceeds from follow-on public offering, net	—	116,883
Proceeds from private-placement, net	—	33,237
Net cash provided by financing activities	577	150,306
Net decrease in cash and cash equivalents	(16,010)	120,036
Cash and cash equivalents
Beginning of period	66,373	125,699
End of period	$50,363	$245,735
Supplemental disclosure of cash paid
Income tax refunds received	$1,765	$3,327

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
•drusen secondary to AMD (“drusen”), which is an earlier stage of AMD and is characterized by yellow deposits under the retina which may grow larger and more numerous over time and potentially lead to GA and loss of vision; and
•autosomal recessive Stargardt disease (“STGD1”), which is an orphan inherited condition characterized by progressive damage to the central portion of the retina (the “macula”) and other retinal tissue, leading to loss of vision.
In July 2021, the Company completed patient enrollment for GATHER2, its Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. The Company also received a written agreement from the U.S. Food and Drug Administration (“FDA”) under a Special Protocol Assessment for the overall design of GATHER2. The Company expects top-line data from the GATHER2 trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis.
The Company plans to begin clinical development of Zimura for drusen in 2022. The Company is developing IC-500 for GA secondary to AMD and potentially other age-related retinal diseases.
The Company's gene therapy portfolio consists of two product candidates in preclinical development (IC-200 and IC-100) and several ongoing research programs, each of which uses adeno-associated virus (“AAV”) for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:
•autosomal recessive bestrophinopathy (“ARB”), which is characterized by loss of central vision and abnormal changes in electrophysiology, and other IRDs associated with mutations in the BEST1 gene;
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
The Company is developing IC-200 for ARB and other BEST1-related IRDs, and IC-100 for RHO-adRP.
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
The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Concentration of Suppliers
The Company historically relied upon a single third-party manufacturer to provide the drug substance for Zimura on a purchase order basis. The Company also historically relied upon a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. The Company has engaged one additional third-party manufacturer to provide drug substance for Zimura and one additional third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the polyethylene glycol starting material used to manufacture Zimura. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura. The Company currently relies exclusively upon a single third-party contract manufacturer for IC-200 and IC-100 and also relies on sole-source suppliers for certain starting materials used in the manufacture of such product candidates. The Company currently relies upon a single third-party contract manufacturer to conduct process development, scale-up and GMP manufacture of the drug substance for IC-500 for preclinical toxicology studies and early-stage clinical trials and a single third-party contract manufacturer to conduct fill/finish services for IC-500. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties, insolvency or the COVID-19 pandemic, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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
Research and Development
The Company's research and development expenses primarily consist of costs associated with the manufacturing, development and preclinical and clinical testing of the Company’s product candidates and costs associated with its gene therapy research programs. The Company's research and development expenses consist of:
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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected common stock price volatility	113%	118%	113%	117%
Risk-free interest rate	0.89%-0.94%	0.26%-0.36%	0.31%-0.96%	0.26%-1.34%
Expected term of options (years)	5.2	4.5	5.1	4.5
Expected dividend yield	—	—	—	—
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
4. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of June 30, 2021, the Company had 3,164,280 pre-funded warrants outstanding, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(30,143)	$(18,589)	$(56,938)	$(33,665)
Weighted average common shares outstanding - basic and dilutive	93,409	57,421	93,382	55,424
Net loss per share of common stock - basic and diluted	$(0.32)	$(0.32)	$(0.61)	$(0.61)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options outstanding	9,233	7,155	9,233	7,155
Restricted stock units	1,953	1,636	1,953	1,636
Total	11,186	8,791	11,186	8,791

5. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of approximately $50.4 million and $66.4 million, respectively. Cash and cash equivalents included cash of $2.0 million at June 30, 2021 and $8.4 million at December 31, 2020. Cash and cash equivalents at June 30, 2021 and December 31, 2020 included $48.4 million and $58.0 million, respectively, of investments in money market funds.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. As of June 30, 2021 and December 31, 2020, the Company held available for sale securities of $109.5 million and $143.7 million, respectively, all of which have maturities of less than one year.
The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. The Company has determined that there were no credit losses in fair value of its investments as of June 30, 2021. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

The Company classifies these securities as available for sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.
The Company believes that its existing cash, cash equivalents and available for sale securities as of June 30, 2021 will be sufficient to fund its currently planned capital expenditure requirements and operating expenses for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. See Note 10 to the Financial Statements for information about the Company’s follow-on public offering completed in July 2021.
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$27,123	$4	$—	$27,127
Corporate debt securities	71,923	1	(2)	71,922
Asset-backed securities	10,470	—	—	10,470
Total	$109,516	$5	$(2)	$109,519
The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains (losses) are reported within other comprehensive income in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income associated with the unrealized gain on available for sale securities during the three and six months ended June 30, 2021 and 2020, respectively, were as follows:

	Three months ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
Beginning balance	$2	$—	$3	$—
Current period changes in fair value before reclassifications, net of tax	1	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—
Total other comprehensive income	$1	$—	—	—
Ending balance	$3	$—	$3	$—
6. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the “2013 Plan”), annual increases have resulted in the addition of an aggregate of approximately 13,081,000 additional shares to the 2013 Plan, including for 2021, an increase of approximately 2,542,000 shares. As of June 30, 2021, the Company had approximately 2,847,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan and in February 2021, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 600,000 shares of its common stock for issuance under the plan. As of June 30, 2021, the Company had approximately 731,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$1,042	$1,093	$2,511	$2,467
Restricted stock units	1,003	752	1,795	1,688
Employee stock purchase plan	34	28	65	42
Total	$2,079	$1,873	$4,371	$4,197
The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,319	$951	$2,662	$2,104
General and administrative	760	922	1,709	2,093
Total	$2,079	$1,873	$4,371	$4,197
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of June 30, 2021 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2020	8,928	$9.22
Granted	549	$6.66
Exercised	(144)	$3.18
Forfeited	(100)	$4.91
Outstanding, June 30, 2021	9,233	$9.47
Vested and exercisable, June 30, 2021	5,148	$12.67
Vested and expected to vest, June 30, 2021	8,903	$9.62
As of June 30, 2021, there were approximately $14.5 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 3.0 years.
RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of June 30, 2021 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2020	1,958	$6.95
Awarded	201	$6.57
Vested	(98)	$3.31
Forfeited	(108)	$36.14
Outstanding, June 30, 2021	1,953	$5.48
Outstanding, Expected to vest	1,795	$5.48
As of June 30, 2021, there were approximately $8.0 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 2.8 years.

ESPP
As of June 30, 2021, there were 780,939 shares available for future purchases under the ESPP. There were no shares issued under the ESPP during the three months ended June 30, 2021 and 2020, respectively. There were 24,422 shares of common stock issued under the ESPP during the six months ended June 30, 2021. Cash proceeds from ESPP purchases were $121 thousand during the six months ended June 30, 2021. There were 43,581 shares of common stock issued under the ESPP during the six months ended June 30, 2020. Cash proceeds from ESPP purchases were $42 thousand during the six months ended June 30, 2020.
7. Income Taxes
For the three and six months ended June 30, 2021, the Company recorded no income tax benefit. For the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $0.4 million and $3.7 million, respectively, primarily to reflect a settlement of a local tax audit.
In response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including the immediate refund of minimum tax credits.  In April 2021, the Company received the remaining balance, approximately $1.8 million, of its minimum tax credits refund.
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$48,435	$—	$—
Investments in U.S. Treasury securities	$27,127	$—	$—
Investments in corporate debt securities	$—	$71,922	$—
Investments in asset-backed securities	$—	$10,470	$—
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
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2021.
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. IVERIC bio, Inc., et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. IVERIC bio, Inc., et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. On August 11, 2020, the defendants filed a notice of non-opposition to lead plaintiff's motion for class certification. On April 23, 2021, the court issued an order staying the action until July 1, 2021, 10 days after a mediation scheduled for June 21, 2021. On July 1, 2021, following the June 21, 2021 mediation, the parties notified the court that they had reached an agreement in principle to settle the class action. Discovery remains stayed while the parties negotiate the terms of the settlement agreement. The Company does not expect this settlement, if finalized as currently contemplated, to have a material impact on its financial condition.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied its motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee (“SLC”) of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the special litigation committee conducts its investigation.  On May 4, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. By agreement of the parties, the court has since extended the stay through June 26, 2021. The Company also entered into tolling agreements with the defendant directors to December 2021.
On October 16, 2018, the Company’s board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of the Company’s board of directors. The demand alleges facts that are substantially similar to the facts alleged in the CAC and the Pacheco complaint and asserts claims that are substantially similar to the claims asserted in the Pacheco complaint. On January 30, 2019, the Company’s board of directors received a second shareholder demand from a different shareholder to investigate and commence legal proceedings against certain current and former members of the Company’s board of directors based on allegations that are substantially similar to the allegations contained in the first demand letter. These shareholder demands were referred to a demand review committee of the Company's board of directors. On May 6, 2021, the shareholders who served the October 16, 2018 demand filed a shareholder derivative action against current and former members of the Company’s Board of Directors and certain current and former officers of the Company in the New York Supreme Court, captioned Brian Ferber et al., derivatively on behalf of Ophthotech Corporation v. Axel Bolte et al., Index No. 154462/2021. The complaint asserts the same claims as those asserted in the Pacheco complaint and is based on factual allegations that are materially similar to the allegations in the Pacheco complaint. On June 22, 2021, the parties filed a stipulation staying the Ferber action until 60 days after the SLC concludes its investigation. The Company has entered into tolling agreements with the directors named in the demands to December 2021.
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
10. Subsequent Events
In July 2021, the Company completed an underwritten public offering in which the Company sold 13,397,500 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase an additional 1,747,500 shares of the Company’s common stock, at a price to the public of $8.60 per share and at a price to the underwriters of $8.084 per share.
The net proceeds from the public offering, after deducting underwriting discounts and commissions and other expenses payable by the Company totaling approximately $7.4 million, was $107.8 million.

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
•drusen secondary to AMD, which we refer to as drusen, which is an earlier stage of AMD and is characterized by yellow deposits under the retina which may grow larger and more numerous over time and potentially lead to GA and loss of vision; and
•autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited condition characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue, leading to loss of vision.
In July 2021, we completed patient enrollment for GATHER2, our Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD, with a total of 448 patients enrolled. We also received a written agreement from the U.S. Food and Drug Administration, or FDA, under a Special Protocol Assessment, or SPA, for the overall design of GATHER2. We expect top-line data from the GATHER2 trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis.
We plan to begin clinical development of Zimura for drusen in 2022. We are developing IC-500 for GA secondary to AMD and potentially other age-related retinal diseases.
Our gene therapy portfolio consists of two product candidates in preclinical development (IC-200 and IC-100) and several ongoing research programs, each of which uses adeno-associated virus, or AAV, for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan IRDs:
•autosomal recessive bestrophinopathy, or ARB, which is characterized by loss of central vision and abnormal changes in electrophysiology, and other IRDs associated with mutations in the BEST1 gene;
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
We are developing IC-200 for ARB and other BEST1-related IRDs, and IC-100 for RHO-adRP.
Research and Development Pipeline
We have summarized the current status of our ongoing research and development programs in the table below.
*We have an option to exclusively in-license intellectual property resulting from these research programs.
Therapeutic Development Programs
Zimura
Zimura, our complement C5 inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity. The following are brief descriptions of our ongoing clinical trials for Zimura and certain post-hoc analyses we conducted for the completed GATHER1 trial, and our manufacturing activities for Zimura.
GATHER2 (GA secondary to AMD - Ongoing)
Trial Design
GATHER2, also known as ISEE2008, is an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. In this trial, patients are randomized to receive either monthly administration of Zimura 2 mg or sham during the first 12 months of the trial, at which time we plan to analyze the primary efficacy endpoint of the mean rate of growth (slope) estimated based on GA area, as measured by fundus autofluorescence, FAF, based on readings at three time points: baseline, month 6 and month 12. At month 12, patients in the Zimura 2 mg arm are re-randomized to receive either monthly or every other month administration of Zimura 2 mg. The final evaluation for all patients will take place at month 24.
Trial Progress
In July 2021, we completed patient enrollment in GATHER2 with a total of 448 patients enrolled. We expect 12-month top-line data from this trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis. If the 12-month results are positive, we plan to file applications with the FDA and the European Medicines Agency, or EMA, for marketing approval of Zimura for GA secondary to AMD.
We are focusing on patient retention and continue to closely monitor the COVID-19 pandemic and its potential effect on the trial. We are targeting patient retention for the trial, as measured by the injection fidelity rate through month 12, of greater than 90%. The 12-month injection fidelity rate for GATHER1 was 87%. The injection fidelity rate is calculated by dividing the total number of actual injections for all patients by the total number of expected injections based on the total number of patients enrolled in the trial.
Special Protocol Assessment
In July 2021, we received a written agreement from the FDA under a SPA for the overall design of GATHER2. The SPA is a procedure by which the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for a new drug application, or NDA. In connection with our SPA, the FDA recommended, and we accepted, modifying the primary efficacy endpoint for the GATHER2 trial from the mean rate of change in GA area over 12 months measured by FAF at three timepoints: baseline, month 6 and month 12, to the mean rate of growth (slope) estimated based on GA area measured by FAF in at least three timepoints: baseline, month 6 and month 12.
GATHER1 (GA secondary to AMD - Completed)
Trial Summary
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
Post-hoc Analysis of GATHER1
In parallel discussions with those for the GATHER2 SPA, the FDA indicated that, as part of a future NDA for Zimura, the results from GATHER1 will be considered using the original prespecified primary efficacy endpoint analysis (mean rate of change in GA area over 12 months measured by FAF at three timepoints: baseline, month 6 and month 12), together with a post-hoc analysis using the same FDA-preferred method that will be used prospectively for the GATHER2 trial (mean rate of growth (slope) estimated based on GA area measured by FAF in the relevant timepoints). The 12 month and 18 month results of this post-hoc analysis, as compared to the results of the original prespecified analysis for GATHER1, for the two treatment arms as compared to their corresponding sham arms, are described below. Safety results from GATHER1 were not impacted as part of this analysis.
Although we believe that the post-hoc analysis from the GATHER1 trial are consistent with the positive results from the original prespecified analysis from the trial, any analyses, whether prespecified or post-hoc, that are intended to support an application for marketing approval are a matter of review for the FDA and other regulatory authorities.

Zimura 2 mg Data

MRM Analysis	Zimura 2 mg (N = 67)	Sham (N = 110)	Difference	% Difference	P-Value
12 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.292	0.402	0.110	27.38%	0.0072(a)
Mean Rate of GA Growth (Slope) (mm)	0.283	0.392	0.109	27.73%	0.0063(b)
12 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	1.592	2.29	0.697	30.45%	0.0059(b)
Mean Rate of GA Growth (Slope) (mm2)	1.221	1.889	0.668	35.37%	0.0050(b)
18 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.430	0.599	0.168	28.11%	0.0014(b)
Mean Rate of GA Growth (Slope) (mm)	0.451	0.607	0.156	25.75%	0.0027(b)
18 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	2.431	3.587	1.156	32.24%	0.0009(b)
Mean Rate of GA Growth (Slope) (mm2)	1.914	2.951	1.037	35.13%	0.0023(b)

Explanatory notes:
•the estimates for the Zimura 2 mg group vs. sham are from the mixed-effects repeated measures, or MRM, model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2 of the trial, and should not be interpreted as directly observed data;
(a)     indicates prespecified primary endpoint; statistically significant;
(b)     indicates descriptive p-value.

Zimura 4 mg Data

MRM Analysis	Zimura 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference	P-Value
12 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.321	0.444	0.124	27.81%	0.0051(a)
Mean Rate of GA Growth (Slope) (mm)	0.307	0.416	0.109	26.31%	0.0100(b)
12 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	2.061	2.770	0.709	25.59%	0.0082(b)
Mean Rate of GA Growth (Slope) (mm2)	1.674	2.273	0.599	26.34%	0.0147(b)
18 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.391	0.559	0.167	29.97%	0.0021(b)
Mean Rate of GA Growth (Slope) (mm)	0.373	0.512	0.139	27.11%	0.0086(b)
18 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	2.460	3.486	1.026	29.44%	0.0034(b)
Mean Rate of GA Growth (Slope) (mm2)	2.142	3.010	0.868	28.82%	0.0106(b)

Explanatory notes:
(a)     indicates prespecified primary endpoint; statistically significant;
(b)     indicates descriptive p-value.

Zimura 2 mg Data by Part
We enrolled patients for the GATHER1 trial in two different parts, Part 1 and Part 2, with different dosages and randomization ratios in each Part. Twenty-five patients receiving Zimura 2 mg were enrolled in Part 1 of the trial and 42 patients receiving Zimura 2 mg were enrolled in Part 2 of the trial.
Below are the month 12 and month 18 results for the Zimura 2 mg group as compared to its corresponding sham group, for both Part 1 and Part 2, using both the original prespecified primary efficacy endpoint analysis for the GATHER1 trial and the post-hoc analysis using the FDA-preferred method that will be used prospectively for the GATHER2 trial:

Part 1 Only Data

MRM Analysis	Zimura 2 mg (N = 25)	Sham (N = 26)	Difference	% Difference
12 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.329	0.422	0.093	22.07%
Mean Rate of GA Growth (Slope) (mm)	0.307	0.423	0.116	27.39%
12 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	1.910	2.593	0.683	26.35%
Mean Rate of GA Growth (Slope) (mm2)	1.655	2.238	0.584	26.08%
18 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.464	0.635	0.170	26.84%
Mean Rate of GA Growth (Slope) (mm)	0.446	0.630	0.184	29.23%
18 Month Observed Data:

Mean Rate of Change in GA Area (mm2)	2.789	4.103	1.314	32.03%
Mean Rate of GA Growth (Slope) (mm2)	2.482	3.393	0.911	26.85%

Part 2 Only Data

MRM Analysis	Zimura 2 mg (N = 42)	Sham (N = 84)	Difference	% Difference
12 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.308	0.422	0.114	27.02%
Mean Rate of GA Growth (Slope) (mm)	0.303	0.424	0.121	28.51%
12 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	1.743	2.434	0.690	28.36%
Mean Rate of GA Growth (Slope) (mm2)	1.419	2.154	0.735	34.14%
18 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.440	0.608	0.168	27.67%
Mean Rate of GA Growth (Slope) (mm)	0.474	0.622	0.148	23.85%
18 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	2.550	3.649	1.099	30.12%
Mean Rate of GA Growth (Slope) (mm2)	2.203	3.264	1.061	32.51%
Post-hoc Analysis in Drusen, iRORA and cRORA and Planned Clinical Development in Drusen
We conducted additional post-hoc analyses on the GATHER1 data, in which we evaluated the progression of incomplete Retinal Pigment Epithelial and Outer Retinal Atrophy, or iRORA, to complete Retinal Pigment Epithelial and Outer Retinal Atrophy, or cRORA, and the progression of drusen to iRORA or cRORA, in patients treated with Zimura 2 mg as compared to patients in the corresponding sham group. Drusen, iRORA and cRORA represent progressive stages of AMD.
The post-hoc analysis data show a 19.6% absolute reduction in the rate of progression from drusen to iRORA or cRORA, for the Zimura 2 mg group as compared to sham at 18 months, representing a relative risk reduction of 72%. The data also show a 21.8% absolute reduction in the rate of progression from iRORA to cRORA for the Zimura 2 mg group as compared to sham at 18 months, representing a relative risk of reduction of 52%. The following graphs illustrate these results:
Proportion of patients that progress from drusen to iRORA or cRORA (Zimura 2 mg compared to sham)

Proportion of patients that progress from iRORA to cRORA (Zimura 2 mg compared to sham).
We are encouraged by this data and we are planning to initiate clinical development of Zimura for drusen in 2022. We estimate that, by 2039, there will be approximately six million individuals with drusen in the United States and eight million individuals with drusen in the EU5 countries (France, Germany, Italy, Spain and United Kingdom).
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
In July 2020, we reopened enrollment in this trial in the United States. We plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. As we continue to enroll new patients, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. Newly enrolled patients are randomized on a 1:1 basis to be treated with either Zimura 4 mg or sham for 18 months. We have been and plan to remain masked to the treatment group of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial.
Zimura Manufacturing
In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. We are working with a new manufacturer to scale up and potentially validate the manufacturing process for Zimura drug substance, with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for potential commercial use. In parallel, we are working with and continuing discussions with our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent for scale up and validation. Subject to successful completion of scale up and validation activities, we currently plan to use both Agilent and the new manufacturer for the future supply of Zimura drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process is analytically comparable to the drug substance we are currently using. We are continuing analytical method development and qualification with our contract manufacturers and laboratories.
In 2020, we engaged a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We expect that this contract manufacturer will be able to supply sufficient finished Zimura drug product for these two clinical trials. In addition, we are planning to make a change to the existing vial used for Zimura drug product, which we believe may allow us to support a more efficient and robust fill/finish operation at a commercial scale. We believe our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, has the capacity to supply us with finished Zimura drug product with the new vial for our expected commercial supply needs.
We order the polyethylene glycol, or PEG, starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are in discussions regarding a long-term supply agreement with this manufacturer for the PEG starting material. We believe this supplier will have the capacity to supply us with the PEG at the scale that we expect we will need for commercial manufacturing.
IC-500: HtrA1 Inhibitor
We are pursuing the preclinical development of IC-500 for the treatment of GA secondary to AMD and potentially other age-related retinal diseases. We have selected IC-500 as the lead compound from our HtrA1 inhibitor program, which includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested in vitro.
In early 2021, we completed a review of our IC-500 development program, which we had previously designed to support monthly dosing in our planned first-in-human clinical trial. We believe that we may be able to establish, at an earlier stage of development, a dosing regimen for IC-500 with less frequent dosing than we had previously planned. As a result, we have revised our development plans and timelines for IC-500 with the goal of including both monthly dosing and a less frequent dosing regimen in our first-in-human clinical trial. We have initiated our first preclinical tolerability study for IC-500 and are planning additional preclinical studies, including pharmacokinetic and target engagement studies. We are continuing formulation optimization and other manufacturing activities for IC-500. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we expect to file an investigational new drug application, or IND, for IC-500 during the second half of 2022.
Gene Therapy Research and Development Programs
IC-200: Product Candidate for ARB and other BEST1-Related IRDs
We are pursuing the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of ARB and other BEST1-related IRDs. We are working with a gene therapy contract development and manufacturing organization, or CDMO, for preclinical and Phase 1/2 clinical supply of IC-200. We are conducting release activities for a cGMP batch produced by this CDMO. In addition, we and the University of Pennsylvania, or Penn, have conducted a number of preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs, including a recently completed preclinical toxicology and efficacy study of IC-200 in the naturally occurring canine model of Best disease.
We are currently planning for a Phase 1/2 clinical trial focusing on patients with ARB, an autosomal recessive form of BEST1-related IRDs. We believe this initial indication is supported by our and Penn’s preclinical development studies in the naturally occurring canine model of Best disease, which is autosomal recessive. We anticipate studying IC-200 in patients with autosomal dominant forms of BEST1-related IRDs, either in this trial or as part of future development activities. We are currently conducting study initiation activities for the Phase 1/2 clinical trial, including protocol development and site selection activities. Based on current timelines, we plan to file an IND, and subject to regulatory review, begin patient enrollment in the Phase 1/2 clinical trial for IC-200 in the fourth quarter of 2021.
IC-100: Product Candidate for RHO-adRP
We are pursuing the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We are working with a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100, and we have completed the manufacturing and release of a cGMP batch produced by our CDMO. In addition, we and Penn have conducted a number of preclinical studies of IC-100 and a natural history study of RHO-adRP patients.
We have completed two preclinical toxicology studies of IC-100, one of which was a toxicology and efficacy study in the naturally occurring canine model of RHO-adRP and the other study was a GLP toxicology study in non-human primates. We tested the same three doses of IC-100 in both studies. In the canine study, we believe the results demonstrated there was efficacy across all three dose groups. We observed, through clinical examination, ocular inflammation in the high dose group in the canines and at varying degrees at different dosing levels in the non-human primates. As previously disclosed, because of the different findings across the two species, we planned to discuss with the FDA the results from these toxicology studies and the design of our planned first-in-human clinical trial before submitting an IND. The FDA advised, in lieu of this meeting, additional discussion should be conducted during the 30-day IND review period following IND submission. We are currently considering our development options for this product candidate.
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
Starting in 2018, we funded several sponsored research programs at the University of Massachusetts Medical School, or UMMS, seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. These programs (miniCEP290, miniABCA4 and miniUSH2A) are described below. In July 2021, we hired four individuals who were previously at UMMS and working on these sponsored research programs, including the principal investigator for these programs. We are transitioning the preclinical research activities for these programs from UMMS to us and establishing laboratory space for these employees to continue working on these programs and other preclinical research and development activities for us.
The following is a summary of these minigene programs and their status:
•miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS conducted additional experiments to optimize constructs, which were delayed during 2020 because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We have identified a lead construct from this program and are planning preclinical development activities for this program.
•miniABCA4 (STGD1): This program, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS granted us an option to obtain an exclusive license to certain patent applications for this program. UMMS generated and evaluated several ABCA4 minigene constructs in both in vitro and in vivo experiments, which yielded what we believe to be encouraging results. We are evaluating the preclinical data generated from the miniABCA4 program to date and are considering next steps for this program.
•miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa. UMMS granted us an option to obtain an exclusive license to certain patent applications for this program. Some of the activities in this program were delayed during 2020 as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. UMMS generated and evaluated several USH2A minigene constructs in in vitro experiments and we are planning to evaluate the constructs in animals. The animal experiments have been delayed as a result of the need to procure new animals as part of transitioning the work from UMMS to us. We expect to receive preliminary results from this program during the first half of 2022.
Impact of COVID-19
Beginning in March 2020, the COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:
•Clinical Trial Operations. In March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. As we initiated patient enrollment in June 2020, we and our clinical trial sites implemented new health and safety practices to mitigate the effects of the COVID-19 pandemic and to support patients and site staff. In addition, we added more than 30 new sites to the GATHER2 trial to help with patient recruitment. Although we have since completed patient enrollment in GATHER2, we may face difficulties in retaining patients or maintaining scheduled visits to the extent patients are affected by the virus or lockdown measures or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the pandemic, and that recently a number of patients in our Latin America sites for GATHER2 missed visits because of the COVID-19 pandemic. We do not yet know whether the number of missed visits will increase or decrease in the GATHER2 or STAR trials, or what the impact of missed visits may be on patient retention in those trials or the trial results, especially because we are masked to the treatment of patients during the conduct of the trials. We have been and continue to monitor the situation closely. For a more detailed discussion of the impact of the COVID-19 pandemic on our clinical trial operations, please see the Risk Factor titled, “The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the retention of patients for our GATHER2 clinical trial and patient recruitment and retention for our STAR clinical trial. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming”.
•Third-Party Collaborators and Vendors. Many of our third-party contract manufacturers, academic research collaborators and contract research organizations limited their operations and staff during the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our gene therapy research programs. Recently, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. For example, this situation has limited the number of contract research organizations and their availability for conducting a number of planned preclinical studies for IC-500, which caused us to modify our plans for these studies. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.
•Supply Chain and Materials. Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation.
•Remote Working. We instituted company-wide remote working starting in March 2020.We are planning for a gradual return to working in our offices and expect to continue to work mostly remotely for the near future. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three months or six months ended June 30, 2021. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact, including the availability and administration of vaccines, and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Management's Discussion and Analysis of Results of Operations and Financial Position and the Risk Factors contained in this Quarterly Report on Form 10-Q.
Business Development and Financing Activities
As we continue the development of our product candidates and programs and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We continue to explore potential collaboration and out-licensing opportunities for the future development and potential commercialization of our product candidates. In addition, we plan to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases, including technologies that may complement our existing product candidates and other strategic lifecycle initiatives, such as sustained release delivery technologies for Zimura.

For information about our follow-on public offering that we completed in July 2021, please see the Liquidity and Capital Resources section of Management' s Discussion and Analysis of Financial Condition and Results of Operations. We expect to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals.
Financial Matters
As of June 30, 2021, we had cash, cash equivalents and available for sale securities of $159.9 million. In July 2021, we raised approximately $108 million in net proceeds in an underwritten public offering of common stock. We now estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $215 million and $225 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-year 2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, preparation and potential filing of an NDA and a MAA for Zimura in GA secondary to AMD, beginning preparations for a potential commercial launch of Zimura in GA secondary to AMD, initiating a drusen clinical development program, and investing in sustained release delivery technologies for Zimura, the progression of our IC-200 and IC-100 programs into the clinic, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix Corp. and potential expenses for actual commercial launch of Zimura, any additional expenditures related to potentially studying Zimura in indications outside GA and drusen, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of our product candidates and costs associated with our gene therapy research programs. Our research and development expenses consist of:
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
The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Zimura	$15,322	$4,490	$26,024	$8,976
IC-500: HtrA1	586	492	972	818
IC-100: RHO-adRP	652	1,899	1,205	4,408
IC-200: BEST1	650	1,294	1,961	3,516
Other gene therapy	(14)	331	(3)	864
Prior product candidate Fovista	(8)	38	(9)	38
Personnel-related	4,874	2,946	8,970	5,453
Share-based compensation	1,319	951	2,662	2,104
Other	107	279	255	293
	$23,488	$12,720	$42,037	$26,470
As we continue our ongoing clinical trials, plan for and initiate clinical development of Zimura in drusen and continue our ongoing and planned manufacturing activities for Zimura, we expect our research and development expenses for Zimura to increase. We expect our research and development expenses for IC-200 to increase as we complete preclinical development and subject to regulatory review, begin clinical development. We also expect our research and development expenses for IC-500 to increase as we continue preclinical development. We expect our research and development expenses for IC-100 to decrease for the foreseeable near future. We expect our research and development expenses for our miniCEP290 program and other gene therapy research programs to increase as we continue those programs. Our research and development expenses may increase if we in-license or acquire any new product candidates, including from our gene therapy research programs, or technologies or if we commence any new development programs.
We expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate that the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities, and to potentially seek marketing approval for Zimura for indications outside of GA or for any of our other product candidates.
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
A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, we are conducting the GATHER2 trial, which is a Phase 3 clinical trial evaluating Zimura for GA, with the expectation that data collected from this trial, if positive, together with other available data, will be sufficient to seek marketing approval for this indication in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial, conduct additional clinical trials for Zimura in GA or conduct additional nonclinical studies of Zimura in order to seek or maintain regulatory approval or qualify for reimbursement approval.

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
We expect to incur additional general and administrative expenses as we begin preparing for the potential commercialization of Zimura.
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

Results of Operations
Comparison of Three Month Periods Ended June 30, 2021 and 2020

	Three months ended June 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$23,488	$12,720	$10,768
General and administrative	6,718	6,289	429
Total operating expenses	30,206	19,009	11,197
Loss from operations	(30,206)	(19,009)	11,197
Interest income	65	46	19
Other expense, net	(2)	(12)	(10)
Loss before income tax benefit	(30,143)	(18,975)	11,168
Income tax benefit	—	386	(386)
Net loss	$(30,143)	$(18,589)	$11,554
Research and Development Expenses
Our research and development expenses were $23.5 million for the three months ended June 30, 2021, an increase of $10.8 million compared to $12.7 million for the three months ended June 30, 2020. The increase in research and development expenses for the three months ended June 30, 2021 was primarily due to a $10.8 million increase in costs associated with Zimura and a $2.3 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. These increases were partially offset by a $1.2 million decrease in costs associated with IC-100 and a $0.6 million decrease in costs associated with IC-200. The increased costs for Zimura were primarily due to the continued patient recruitment activities for our GATHER2 trial and increased manufacturing activities. The decreased costs for IC-200 and IC-100 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $6.7 million for the three months ended June 30, 2021, an increase of $0.4 million, compared to $6.3 million for the three months ended June 30, 2020. The increase in general and administrative expenses for the three months ended June 30, 2021 was primarily due to an increase in external costs, including legal and consulting costs associated with litigation, pre-commercialization activities and other administrative costs necessary to support our operations.
Interest Income
Interest income for the three months ended June 30, 2021 was $65 thousand compared to interest income of $46 thousand for the three months ended June 30, 2020. The decrease in interest income was primarily due to the decrease in interest rate yields.
Income Tax Benefit
For the three months ended June 30, 2021, the Company recorded no income tax benefit. For the three months ended June 30, 2020, the Company recorded an income tax benefit of $0.4 million primarily to reflect a settlement of a local tax audit.

Comparison of Six Month Periods Ended June 30, 2021 and 2020

	Six months ended June 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	42,037	26,470	$15,567
General and administrative	15,040	11,287	3,753
Total operating expenses	57,077	37,757	19,320
Loss from operations	(57,077)	(37,757)	19,320
Interest income	142	404	(262)
Other expense, net	(3)	(7)	(4)
Loss before income tax benefit	(56,938)	(37,360)	19,578
Income tax benefit	—	3,695	(3,695)
Net loss	(56,938)	(33,665)	$23,273
Research and Development Expenses
Our research and development expenses were $42.0 million for the six months ended June 30, 2021, an increase of $15.6 million compared to $26.5 million for the six months ended June 30, 2020. The increase in research and development expenses for the six months ended June 30, 2021 was primarily due to a $17.0 million increase in costs associated with Zimura, and a $4.1 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. These increases were partially offset by a $3.2 million decrease in costs associated with IC-100 and a $1.6 million decrease in costs associated with IC-200. The increased costs for Zimura were primarily due to the continued patient recruitment activities for our GATHER2 trial and increased manufacturing activities. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $15.0 million for the six months ended June 30, 2021, an increase of $3.8 million, compared to $11.3 million for the six months ended June 30, 2020. The increase in general and administrative expenses for the six months ended June 30, 2021 was primarily due to an increase in external costs, including legal and consulting costs associated with litigation, pre-commercialization activities and other administrative costs necessary to support our operations.
Interest Income
Interest income for the six months ended June 30, 2021 was $0.1 million compared to interest income of $0.4 million for the three months ended June 30, 2020. The decrease in interest income was primarily due to the decrease in interest rate yields.
Income Tax Benefit
For the six months ended June 30, 2021, we recorded no income tax benefit. For the six months ended June 30, 2020, we recorded an income tax benefit of $3.7 million primarily to reflect a settlement of a local tax audit.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under the Novo Holdings A/S Agreement, our initial public offering, which we closed in September 2013, funds we received under a prior agreement with Novartis Pharma AG related to the licensing and commercialization of Fovista, funds we received in connection with our acquisition of Inception 4, Inc., or Inception 4, in October 2018 and our follow-on public offerings, which we closed in February 2014, December 2019, June 2020 and July 2021, including the sale of pre-funded warrants in December 2019 and June 2020. We do not have any committed external source of funds.

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
In July 2021, we closed an underwritten public offering in which we sold 13,397,500 shares of our common stock under the Shelf Registration, which included the exercise in full of the underwriters’ option to purchase an additional 1,747,500 shares of our common stock, at a price to the public of $8.60 per share and at a price to the underwriters of $8.084 per share. The net proceeds from the public offering, after deducting underwriting discounts and commissions and other offering expenses payable by us totaling approximately $7.4 million, was approximately $107.8 million.
We have not yet issued and sold any shares of our common stock under the ATM Agreement.
Cash Flows
As of June 30, 2021, we had cash, cash equivalents and available for sale securities totaling $159.9 million and no debt. We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, certain asset-backed securities and certain investment-grade corporate debt securities.
The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(49,908)	$(30,270)
Investing Activities	33,321	—
Financing Activities	577	150,306
Net change in cash and cash equivalents	$(16,010)	$120,036
Cash Flows from Operating Activities
Net cash used in operating activities in the six months ended June 30, 2021 and June 30, 2020 related primarily to net cash used to fund our Zimura clinical trials and manufacturing activities, our preclinical development of IC-200, IC-100 and IC-500, our gene therapy research programs and to support our general and administrative operations.
See “—Funding Requirements” below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2021 was $33.3 million, which related to the maturities and purchases of marketable securities. We had no net cash provided by investing activities for the six months ended June 30, 2020.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2021, which related to stock option exercises and purchases made under our employee stock purchase plan. Net cash provided by financing activities was $150.3 million for the six months ended June 30, 2020, which relates primarily to our June 2020 public offering and private placement of our common stock.
Funding Requirements
Zimura is in clinical development, our gene therapy product candidates IC-200 and IC-100, and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, including if we develop Zimura for additional indications, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our gene therapy research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We expect to start incurring these expenses as we prepare for the potential commercialization of Zimura. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-200 and IC-100, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to IC-500, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-200, IC-100 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•continue the development of Zimura in GA and STGD1 and initiate development of Zimura in drusen and potentially other indications;
•expand our outsourced manufacturing capabilities for Zimura and our other product candidates and begin to establish commercial operations and sales, marketing and distribution capabilities for Zimura;
•continue the development of IC-200, IC-100 and IC-500 and pursue our gene therapy research programs;
•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, including technologies that may complement our existing product candidates and other strategic lifecycle initiatives, such as sustained release delivery technologies for Zimura;
•prepare a new drug application, or NDA, and a marketing authorization application, or MAA, for Zimura and seek marketing approval for any product candidates that successfully complete clinical trials;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, commercial, medical affairs, regulatory, pharmacovigilance, manufacturing, quality control, quality assurance and scientific personnel; and
•expand our general and administrative functions to support our future growth.
As of June 30, 2021, we had cash, cash equivalents and available for sale securities of $159.9 million. In July 2021, we raised approximately $108 million in net proceeds in an underwritten public offering of common stock. We now estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $215 million and $225 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-year 2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, preparation and potential filing of an NDA and a MAA for Zimura in GA secondary to AMD, beginning preparations for a potential commercial launch of Zimura in GA secondary to AMD, initiating a drusen clinical development program, and investing in sustained release delivery technologies for Zimura, the progression of our IC-200 and IC-100 programs into the clinic, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix Corp. and potential expenses for actual commercial launch of Zimura, any additional expenditures related to potentially studying Zimura in indications outside GA and drusen, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We expect the development of our product candidates will continue for at least the next several years. Although we believe we have sufficient financial resources for the activities necessary to complete development of, including manufacturing scale-up and validation activities, and potentially seek marketing approval of Zimura in GA, we expect we will require additional funding in order to launch and commercialize Zimura in GA, if approved. We also expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize Zimura for other indications or any of our other product candidates. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for Zimura for any other indication or for any of our other product candidates.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs and results of our current and any future Zimura clinical programs and any further development we may undertake to enable us to file an NDA and an MAA for Zimura in one or more indications;
•the scope, costs, progress, and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with Zimura and our other product candidates;
•the timing, scope and cost of establishing a commercial infrastructure for potential commercialization of Zimura and for any other product candidates for which we receive, or expect to receive, marketing approval;
•the scope, progress, costs and results of our efforts to develop IC-200, IC-100 and IC-500, including activities to establish manufacturing capabilities and other preclinical development activities to enable us to file INDs for these product candidates;
•the scope, progress, costs and results from our gene therapy research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;
•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of any of our product candidates;
•the timing and extent of delays or disruptions to our research and development programs as a result of the COVID-19 pandemic;
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including as part of lifecycle management initiatives for Zimura;
•the costs, timing and outcome of regulatory filings and reviews of our product candidates, including preparation for potential submission of an NDA and an MAA for Zimura in GA;
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims; and
•subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or gene therapy research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with other available data, will be sufficient to support an application for marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial, conduct additional clinical trials or nonclinical studies of Zimura in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 trial or the STAR trial, including slowing patient enrollment in

STAR or causing enrolled patients in any of these trials to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and governmental responses to the pandemic have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $108 million in net proceeds through our July 2021 public offering, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our gene therapy research programs, or our future commercialization efforts.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2021:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$1,411	$1,411	$—	$—	$—
Purchase Obligations (2)	7,987	7,987	—	—	—
Operating Leases (3)	2,118	989	1,129	—	—
Total (4)	$11,516	$10,387	$1,129	$—	$—

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
In addition to the amounts set forth in the table above, we may be required, under the agreements under which we acquired rights to Zimura, IC-200, IC-100, IC-500 and our miniCEP290 program, to make milestone payments and/or pay royalties. These payments are described in “Note 9—Commitments and Contingencies” in our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.
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
In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs and CDMOs represent significant costs in preclinical and clinical development. Subject to required notice periods and our obligations under binding purchase orders and any cancellation fees that we may be obligated to pay, we can elect to discontinue the work under these agreements at any time. We may also enter into additional collaborative research and development, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available for sale securities of $159.9 million as of June 30, 2021, consisting of cash and investments in money market funds, U. S. Treasury securities, corporate debt securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CDMOs, CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2021, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
 We are a development-stage company without any approved products. Our growth prospects and the future value of our company are highly dependent on the progress of our research and development programs, including our ongoing and any future clinical trials for Zimura, our preclinical development programs for IC-200, IC-100 and IC-500, and our gene therapy research programs. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.
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
Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014, December 2019, June 2020 and July 2021. As of June 30, 2021, we had an accumulated deficit of $622.0 million. Our net loss was $56.9 million for the six months ended June 30, 2021 and we expect to continue to incur significant operating losses for the foreseeable future.

Zimura is in clinical development, our gene therapy product candidates IC-200 and IC-100, and IC-500, the selected product candidate from our HtrA1 inhibitor program, are each in preclinical development, and we are advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, including if we develop Zimura for additional indications, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including any promising product candidates that emerge from our gene therapy research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We expect to start incurring these expenses as we prepare for the potential commercialization of Zimura. We are party to agreements with Archemix Corp., or Archemix, with respect to Zimura, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn with respect to IC-200 and IC-100, UMass with respect to any potential product candidates from our miniCEP290 program, and the former equityholders of Inception 4 with respect to IC-500, in each case, that impose significant milestone payment obligations on us if we achieve specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-200, IC-100 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•continue the development of Zimura in GA and STGD1 and initiate development of Zimura in drusen and potentially other indications;
•expand our outsourced manufacturing capabilities for Zimura and our other product candidates and begin to establish commercial operations and sales, marketing and distribution capabilities for Zimura;
•continue the development of IC-200, IC-100 and IC-500 and pursue our gene therapy research programs;
•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, including technologies that may complement our existing product candidates and other strategic lifecycle initiatives, such as sustained release delivery technologies for Zimura;
•prepare a new drug application, or NDA, and a marketing authorization application, or MAA, for Zimura and seek marketing approval for any product candidates that successfully complete clinical trials;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, commercial, medical affairs, regulatory, pharmacovigilance, manufacturing, quality control, quality assurance and scientific personnel; and
•expand our general and administrative functions to support our future growth.
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
As of June 30, 2021, we had cash, cash equivalents and available for sale securities of $159.9 million. In July 2021, we raised approximately $108 million in net proceeds in an underwritten public offering of common stock. We now estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $215 million and $225 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-year 2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura, preparation and potential filing of an NDA and a MAA for Zimura in GA secondary to AMD, beginning preparations for a potential commercial launch of Zimura in GA secondary to AMD, initiating a drusen clinical development program, and investing in sustained release delivery technologies for Zimura, the progression of our IC-200 and IC-100 programs into the clinic, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix Corp. and potential expenses for actual commercial launch of Zimura, any additional expenditures related to potentially studying Zimura in indications outside GA and drusen, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
We expect the development of our product candidates will continue for at least the next several years. Although we believe we have sufficient financial resources for the activities necessary to complete development of, including manufacturing scale-up and validation activities, and potentially seek marketing approval of Zimura in GA, we expect we will require additional funding in order to launch and commercialize Zimura in GA, if approved. We also expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize Zimura for other indications or any of our other product candidates. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for Zimura for any other indication or for any of our other product candidates.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs and results of our current and any future Zimura clinical programs and any further development we may undertake to enable us to file an NDA and an MAA for Zimura in one or more indications;
•the scope, costs, progress, and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with Zimura and our other product candidates;
•the timing, scope and cost of establishing a commercial infrastructure for potential commercialization of Zimura and for any other product candidates for which we receive, or expect to receive, marketing approval;
•the scope, progress, costs and results of our efforts to develop IC-200, IC-100 and IC-500, including activities to establish manufacturing capabilities and other preclinical development activities to enable us to file INDs for these product candidates;
•the scope, progress, costs and results from our gene therapy research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;
•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including any collaboration for the further development and potential commercialization of any of our product candidates;
•the timing and extent of delays or disruptions to our research and development programs as a result of the COVID-19 pandemic;
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including as part of lifecycle management initiatives for Zimura;
•the costs, timing and outcome of regulatory filings and reviews of our product candidates, including preparation for potential submission of an NDA and an MAA for Zimura in GA;
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims; and

•subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and governmental responses to the pandemic have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were able to raise approximately $108 million in net proceeds through our July 2021 public offering, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our gene therapy research programs, or our future commercialization efforts.
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with manufacturing, or if we modify or further expand the scope of our clinical trials, preclinical development programs or gene therapy research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct, if we experience issues with process development, establishing or scaling-up of manufacturing activities or activities to enable and qualify second source suppliers, or if we decide to increase preclinical and clinical research and development activities, build internal research capabilities or pursue internal research efforts. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with other available data, will be sufficient to support an application for marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial, conduct additional clinical trials or nonclinical studies of Zimura in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 trial or the STAR trial, including slowing patient enrollment in STAR or causing enrolled patients in any of these trials to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
In March 2021, we filed a shelf registration statement on Form S-3, or the Shelf Registration, pursuant to which we may offer and sell shares of common stock, debt securities and other securities for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $100.0 million from time to time pursuant to an “at-the-market” sales agreement, or the ATM Agreement, we entered into in March 2021 with Cowen and Company, LLC, or Cowen, as agent, subject to the terms and conditions described in the ATM Agreement and SEC rules and regulations. In July 2021, we issued and sold 13,397,500 shares of our common stock in an underwritten public offering under the Shelf Registration. We have not yet issued and sold any shares of common stock under our “at-the-market” offering program. If we make further sales under the Shelf Registration or if we make sales under our “at-the-market” offering program, the sales could dilute our stockholders, reduce the trading price of our common stock or impede our ability to raise future capital.
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
Beginning in March 2020, the COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:

•Clinical Trial Operations. In March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. As we initiated patient enrollment in June 2020, we and our clinical trial sites implemented new health and safety practices to mitigate the effects of the COVID-19 pandemic and to support patients and site staff. In addition, we added more than 30 new sites to the GATHER2 trial to help with patient recruitment. Although we have since completed patient enrollment in GATHER2, we may face difficulties in retaining patients or maintaining scheduled visits to the extent patients are affected by the virus or lockdown measures or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the pandemic, and that recently a number of patients in our Latin America sites for GATHER2 missed visits because of the COVID-19 pandemic. We do not yet know whether the number of missed visits will increase or decrease in the GATHER2 or STAR trials, or what the impact of missed visits may be on patient retention in those trials or the trial results, especially because we are masked to the treatment of patients during the conduct of the trials. We have been and continue to monitor the situation closely. For a more detailed discussion of the impact of the COVID-19 pandemic on our clinical trial operations, please see the Risk Factor titled, “The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the retention of patients for our GATHER2 clinical trial and patient recruitment and retention for our STAR clinical trial. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming”.
•Third-Party Collaborators and Vendors. Many of our third-party contract manufacturers, academic research collaborators and contract research organizations limited their operations and staff during the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our gene therapy research programs. Recently, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. For example, this situation has limited the number of contract research organizations and their availability for conducting a number of planned preclinical studies for IC-500, which caused us to modify our plans for these studies. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.
•Supply Chain and Materials. Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the critical raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation.
•Remote Working. We instituted company-wide remote working starting in March 2020.We are planning for a gradual return to working in our offices and expect to continue to work mostly remotely for the near future. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Starting in late 2020, many countries and regions, including many states in the United States, have experienced, and are recently experiencing, a surge in the number of new cases, including as a result of new variants to the SARS-COV-2 virus, which have caused public health authorities to reimpose restrictive measures. In addition, although the FDA has granted emergency use authorization to three vaccines for this disease, there continue to be challenges with increasing the percentage of vaccinated individuals among the general population, and the long-term safety and efficacy and ability of these vaccines to slow transmission, including against new variants of the virus, are largely unknown. In addition, many countries, including several countries where we are conducting the GATHER2 and STAR trials, are lagging behind the United States in administering vaccines to their populations and experiencing longer or more extensive surges in COVID-19 cases. As a result, governments may continue to deploy measures to contain the pandemic for a prolonged period of time. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or lessen its impact, including the availability and administration of vaccines, and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
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
We cannot foresee if and when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of the impact of the pandemic on our financial condition or operations. We may experience additional disruptions to our clinical trials or supply chains, and closures of facilities, such as clinical trial sites, academic research centers and suppliers, including single source suppliers, and delays in interactions with regulatory agencies or obtaining approvals for our product candidates. In addition, the effects of COVID-19 on the financial markets could hamper our ability to raise additional finances. Additional public health crises and natural disasters, such as future epidemics or pandemics or those resulting from the effects of climate change, may arise in the future. Any of these events may materially and adversely affect our business operations and financial condition.
Our strategy of obtaining additional rights to products, product candidates or technologies for the treatment of retinal diseases may not be successful.
An element of our strategy has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling ophthalmology opportunities. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements for product candidates and other technologies intended to treat retinal diseases. We plan to continue to evaluate additional opportunities to in-license or acquire products, product candidates and technologies on a selective and targeted basis, including technologies that may complement our existing product candidates and other strategic lifecycle initiatives, such as sustained release delivery technologies for Zimura. We may also continue to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions, including collaboration or out-license opportunities for further development and potential commercialization of our product candidates. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.
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
We and certain of our current and former executive officers have been named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers have also been named as defendants in two shareholder derivative actions initiated in August 2018 and June

2021 respectively, which generally allege that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. In September 2019, the court issued an order dismissing some, but not all, of the allegations in the class action lawsuit and denied our motion to dismiss the shareholder derivative action. On July 1, 2021, the parties in the class action notified the court that they had reached an agreement in principle to settle that action. Discovery in the class action is stayed while the parties negotiate the terms of the settlement agreement. The shareholder derivative actions have been stayed while a special litigation committee of our board of directors investigates the allegations contained in the complaint. We and the defendants continue to deny any and all allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters, including that of the settlement agreement discussions, at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation, including in responding to discovery requests, has caused our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.
Risks Related to Product Development and Commercialization

Companies in our industry face a wide range of challenging activities, each of which entails separate, and in many cases substantial, risk.
The long-term success of our company, and our ability to become profitable as a biopharmaceutical company, will require us to be successful in a range of challenging activities, including:

•designing, conducting and successfully completing preclinical research and development activities, including preclinical efficacy and IND-enabling studies, for our product candidates or product candidates we are interested in in-licensing or acquiring, including those we may evaluate as part of our gene therapy research programs;

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
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, we must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are conducting, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the preclinical studies we are conducting and planning to conduct for IC-500, may fail at any point or produce unacceptable or inconclusive results for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans. For example, we observed different findings across the two different species in which we tested IC-100 in preclinical toxicology studies, which we had planned to discuss with the FDA before submitting an IND. The FDA advised, in lieu of this meeting, additional discussion should be conducted during the 30-day IND review period following IND submission, and as a result, we are evaluating our development options for this product candidate.
Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our pivotal Phase 3 Fovista program for the treatment of wet AMD failed to produce positive safety and efficacy data that support the use of Fovista in wet AMD, despite the results from preclinical testing and earlier clinical trials of Fovista, including a large Phase 2b trial with a statistically significant efficacy signal. Additionally, although the 18-month results from our GATHER1 trial supported the 12-month results in this trial, at which time Zimura met the prespecified primary endpoint in reducing the mean rate of GA growth in patients with GA with statistical significance across both the Zimura 2 mg and Zimura 4 mg treatment groups when compared to the corresponding sham control groups while maintaining a favorable safety profile, these results may not be replicated in the GATHER2 trial or any future trials we may conduct for Zimura in GA or other indications. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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

•we or our contract research organizations may be unable to complete necessary analytical method development for testing our product candidates, including assays for assessing the potency of our gene therapy product candidates;

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

•as there are no therapies approved for GA, drusen, Stargardt disease, ARB and other BEST1-related IRDs or RHO-adRP, in either the United States or the European Union, the regulatory pathway for product candidates in those indications, including the selection of efficacy endpoints, is highly uncertain;

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

Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. The progress of our clinical trials may be dependent on macro-economic events beyond our control, such as the COVID-19 pandemic. For example, the pandemic and governmental measures instituted in response to the pandemic have caused a number of missed visits in the GATHER2 trial and may cause additional patients to miss visits or drop out of the trial, which could result in missing data from this trial. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process or for other reasons. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to AMD in a manner sufficient to support an application for marketing approval to the FDA are based on the Special Protocol Assessment, or SPA, we recently received from the FDA for the GATHER2 trial and our review of the 12-month and 18-month data from the GATHER1 trial. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA may change as we continue to have interactions with the FDA and potentially with the EMA and other regulatory authorities, as we conduct our GATHER2 trial, and as new regulatory or third party information, including third-party clinical data or information from prospective collaborators or licensees, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.

Our development of Zimura is based on a novel mechanism of action that is unproven in GA, drusen and STGD1 and poses a number of scientific and other risks, and we may not be successful in developing Zimura in the indications we are pursuing or in any other indication we may choose to pursue.

We are currently targeting GA and drusen, which are an advanced form and an earlier form of AMD, respectively, and STGD1 with Zimura. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors of selective molecular targets, including complement C5, as potential pharmaceutical treatments for GA secondary to AMD, and that the results from our GATHER1 trial of Zimura in GA support our view, this approach may not prove successful for treating GA secondary to AMD in a clinically meaningful way. Similarly, although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of STGD1, we have not yet completed a clinical trial assessing Zimura for the treatment of STGD1 and do not have any unmasked data regarding the efficacy of Zimura in this indication. As a result, this approach may not prove clinically successful.

Zimura is designed to inhibit complement C5. There are no FDA or EMA approved products that utilize C5 inhibition as a mechanism of action to treat GA, drusen or STGD1. There have been other investigational products using complement inhibition as a mechanism of action for the treatment of GA, including inhibition of C5, that proved to be unsuccessful, even in later stage clinical trials. Even though our GATHER1 trial of Zimura in GA met its prespecified primary endpoint at month 12 and continued to show positive treatment effect at month 18, this mechanism of action may not prove safe and effective for the treatment of GA, drusen, STGD1 or any other indication for which we may develop Zimura.

We are planning to initiate clinical development of Zimura in drusen based on results from a post-hoc analysis of data from our GATHER1 trial. Although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of drusen, we have not yet conducted a clinical trial assessing Zimura for the treatment of drusen. We may also decide to pursue clinical development of Zimura for other indications, including those we previously studied such as wet AMD and IPCV. Similar to GA and STGD1, Zimura, and the use of C5 inhibition, are unproven in those indications and we may not be successful in our efforts to develop Zimura for those indications.

The GATHER2 trial may yield results that are different from the results observed in the GATHER1 trial. An unfavorable result from the GATHER2 trial likely would materially adversely affect our ability to obtain approval for Zimura in GA.

Unlike the GATHER1 trial, the GATHER2 trial includes only one treatment arm, Zimura 2 mg, in addition to a control arm. Several Phase 3 clinical trials for ophthalmic product candidates that have been, or are currently being, conducted by other sponsors include multiple treatment arms, either different doses or treatment regimens, in addition to a control arm. The FDA has expressed that including multiple study doses or treatment regimens within a single trial helps mitigate the risk of bias in the trial and is therefore recommended, although not required. We believe that the anatomical measure used as the primary efficacy endpoint in our GATHER2 trial, the mean rate of growth (slope) estimated based on GA area, as evaluated by an independent, masked reading center, is not subject to bias. We have decided to proceed with only one treatment arm in the GATHER2 trial consisting of a single monthly administration of Zimura 2 mg, because the 12-month data from the GATHER1 trial suggested that monthly administration of Zimura 2 mg provides a similar benefit (approximately 27%) in reducing the mean rate of GA growth over 12 months as compared to the corresponding sham control group, as measured by our primary endpoint, as Zimura 4 mg, and these results are supported by the results of the 18-month data, and because we want to avoid the treatment burden associated with the Zimura 4 mg dose evaluated in our GATHER1 trial. If the results from GATHER2 are positive, we plan to seek approval for the 2 mg dose of Zimura in GA. Additionally, for our GATHER2 trial, because we want to begin to evaluate the efficacy of a less frequent dosing regimen, we are re-randomizing the patients in the monthly Zimura 2 mg treatment arm at 12 months and evaluating dosing Zimura 2 mg every other month, a dosing regimen which we have not previously studied, in half of those patients during the second 12 months of the trial. The GATHER2 trial, however, is not designed to reliably assess any differences we observe between these treatment groups at 24 months with statistical significance and the label we would seek for Zimura in GA, if the results from the GATHER2 trial are positive, would in all likelihood provide for monthly administration of Zimura.

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

Our intended regulatory pathway for generating sufficient safety and efficacy data to apply for and potentially obtain marketing approval for Zimura for GA secondary to AMD is subject to several assumptions, including that we may be able to rely on the results from our GATHER1 and GATHER2 trials. Although we received a written agreement from the FDA under a SPA for the overall design of GATHER2 and the FDA indicated that as part of a future NDA submission, it will consider the GATHER1 data using the original prespecified primary efficacy endpoint analysis, together with the new FDA preferred method that we are using for GATHER2, the FDA or other regulatory authorities may not accept the design or results of the GATHER1 or GATHER2 trials. We may decide to or may be required to enroll additional patients, collect additional safety data or conduct additional clinical trials or nonclinical studies to seek or obtain approval for Zimura in GA.

Based on the results of our GATHER1 trial, additional statistical analysis we have performed and discussions we have had with the FDA, we believe that the efficacy results from this trial would satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth over 12 months, measured by FAF based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area, is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision, and that data from the GATHER1 trial is robust. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth, calculated using the square root transformation, is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We are not currently planning to include visual function measures as primary or secondary efficacy endpoints in the GATHER2 trial and vision will be assessed as a safety endpoint. The FDA, the EMA or other regulatory authorities may disagree with our conclusion regarding the robustness of the data from the GATHER1 trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. Even if we meet with the FDA, EMA or other regulatory authorities, we likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the sufficiency or robustness of the data from our clinical trials, including the GATHER1 trial, until such time as we submit an application for marketing approval and receive a response from the applicable authority. If the GATHER1 trial results are not considered robust, or if regulatory authorities do not accept the study designs of GATHER1 or GATHER2, including our selected primary efficacy endpoint, then in order to seek marketing approval we may need to conduct, in addition to the GATHER2 trial, one or more additional, adequate and well-controlled clinical trials that meets the applicable regulatory requirements in order to obtain sufficiently robust data for an acceptable endpoint to support marketing approval.

In parallel discussions with those for the GATHER2 SPA, the FDA has indicated that, as part of a future NDA for Zimura, it would consider the results from GATHER1 using the original prespecified primary efficacy endpoint analysis, together with a post-hoc analysis we performed using the FDA-preferred method that will be used for the GATHER2 trial (mean rate of growth (slope) estimated based on GA area measured by FAF in the relevant timepoints). Although we believe that the post-hoc analyses from the GATHER1 trial are consistent with the positive results from the original prespecified analysis from the trial, any analyses, whether prespecified or post-hoc, that are intended to support an application for marketing approval are a matter of review for the FDA and other regulatory authorities. In particular, they may not agree with how we performed the comparisons of patients receiving Zimura 2 mg with patients in the sham groups, as the comparisons draw upon patients who were enrolled into two different parts of the trial, using different randomization ratios and different vision criteria. In addition, they may not agree with the validity of our mixed-effects repeated measures model, or MRM, analysis, where we imputed the values of missing data based on the values of observed data. Moreover, the FDA, EMA or other regulatory authorities may disagree with our inclusion in our efficacy analysis of patients who do not strictly meet all eligibility criteria, or whose treatment or assessments in the clinical trial deviated from the clinical trial protocol on one or more occasions. The FDA, EMA or other regulatory authorities may take issue with the degree of data that are missing from the clinical data set from our GATHER1 trial, or with the rate at which patients withdrew from the trial. To the extent patients miss critical visits or drop out of the GATHER2 trial, we face a similar risk with GATHER2.

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

Based on discussions with the FDA including through the SPA process, following the GATHER1 trial, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. This additional clinical trial would need to be well-controlled, with a primary efficacy analysis at the 12 month time point or later. We believe that if we were to file an application for marketing approval for Zimura for GA, we would be able to rely on safety data from our GATHER1 and GATHER2 trials in GA, as well as our STAR trial evaluating Zimura for STGD1. We also believe that, if the data from the GATHER2 trial are positive, we would be able to submit our application following the primary efficacy analysis for the GATHER2 study at the 12-month time point, without waiting for the full 24-month data package, which we would collect after submitting for marketing approval and use to supplement our applications for marketing approval while they are pending. We have designed our GATHER2 trial to meet these requirements, which, as we understand them, and if data from the GATHER2 trial are positive, will permit us to seek marketing approval for Zimura in GA in the United States and potentially the European Union. In addition to the SPA process with the FDA, we have been engaging with various regulatory authorities, including competent national authorities in Europe, during the GATHER2 trial, and expect to continue engaging with regulatory authorities, including with the FDA as part of the fast track program. We may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for Zimura, including potentially changing the design of the GATHER2 trial, increase the costs of our Zimura clinical programs and delay our expected timelines. In addition, because of the COVID-19 pandemic or other reasons, we may experience a higher than anticipated rate of dropouts and missed visits and treatments in our GATHER2 trial, which could result in our not having adequate safety data for a sufficient number of patients to obtain marketing approval in GA, even if the primary endpoint is met and the results from the GATHER2 trial are otherwise positive.

Furthermore, our previous and ongoing Zimura clinical trials have evaluated Zimura dosing levels and regimens that we have studied only in cohorts consisting of a small number of patients. This approach may increase the risk that patients in our ongoing trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. Although we have not observed any adverse events or serious adverse events attributable by the investigators to the drug product in our GATHER1 trial, they may manifest in our GATHER2 trial, in our STAR trial or in any other subsequent clinical trials we or a potential collaborator may undertake for Zimura. When we follow patients for a longer period of time or collect safety data from a greater number of patients, we may observe safety events that we have not previously observed. For a further discussion of the safety risks in our trials, see the risk factor herein entitled “If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates. There are a number of known safety risks associated with our product candidates, including gene therapies, and currently unknown safety issues may arise during development."

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

We have decided to enroll approximately 25 additional patients in this trial, with the goal of enrolling a total of approximately 120 patients. This change to the trial will increase the costs associated with this trial and has delayed the timelines for receipt of data from this trial. We believe an expanded trial could allow us to collect additional data regarding the effect of Zimura on STGD1 patients and help us mitigate the risks from additional patient dropouts and missed visits; however, these expectations may prove to be incorrect. Patient recruitment may take longer or cost more than we would expect.

The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the retention of patients for our GATHER2 clinical trial and patient recruitment and retention for our STAR clinical trial. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming.

Our GATHER1, GATHER2 and STAR trials involve sites located across the United States and in many countries outside the United States. At the start of the COVID-19 pandemic in early 2020, we were conducting startup activities for the GATHER2 trial, and we were in the process of completing patient visits for our GATHER1 trial and those of the initially enrolled patients in the STAR trial. We have made a number of operational changes to our clinical trials as a result of the COVID-19 pandemic, its effects on current and prospective participating patients, and various governmental and other measures in response to the pandemic. As the COVID-19 pandemic evolves, we may make further changes to how we conduct our ongoing and any future clinical trials.

Patient enrollment, missed patient visits and patient retention remain key risks for our clinical trials. Due to the COVID-19 pandemic, we delayed the initiation of patient enrollment for the GATHER2 trial from March 2020 to June 2020. Even though we have completed patient enrollment for GATHER2, we are continuing to enroll patients in the STAR trial, where we may choose to or be required to slow down or stop patient enrollment in certain geographies due to the COVID-19 pandemic and any governmental measures taken in response. Patients, in turn, may be reluctant to enroll in clinical trials or to maintain their scheduled visits and treatments once enrolled due to their reluctance to visit clinical trial sites for fear of potential exposure to COVID-19 or ongoing restrictive measures requiring social distancing or limiting travel. These concerns may particularly apply to GA patients, many of whom are elderly and therefore at a higher risk for COVID-19 and other diseases than the general population.

For patients who are enrolled in our trials, the COVID-19 pandemic may cause them to miss study visits or drop out in greater numbers than expected, which could affect our ability to complete our trials and obtain data in accordance with our expectations. Compared to the generally elderly patients in our GATHER2 trial, the patients in the STAR trial are generally younger and have work and family commitments, which may cause them to miss more visits or drop out in greater numbers. In addition to the risks posed by increased patient dropouts, if patients miss scheduled visits in greater numbers as a result of the pandemic, especially if a patient misses consecutive visits, it may affect our ability to draw meaningful conclusions from the clinical data. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the COVID-19 pandemic and that recently a number of patients in our Latin America sites for GATHER2 missed visits because of the COVID-19 pandemic.We do not know yet whether the number of missed visits will increase or decrease in any of these trials, and whether and to what extent missed visits may impact patient retention in these trials or the results of the trials, especially since we are masked to the data until the conclusion of the trials. The duration of the GATHER2 and STAR trials, at 24 months and 18 months, respectively, plus time for recruiting patients, makes them more likely to be affected by any subsequent waves of the COVID-19 pandemic.

The COVID-19 pandemic has caused many of our clinical trial sites and competent health authorities and ethics committees in certain countries to reduce their staff and operations. In 2020, this reduction in operations resulted in delays to the approval of and the site activation process for the GATHER2 trial in certain geographies. During late 2020 to early 2021, a number of our clinical trial sites scaled back their operations because of surges in COVID-19 cases or new lockdown measures being imposed. Shortages of vaccines, personal protective equipment and other supplies for the prevention of COVID-19 and the proliferation of new variants of COVID-19 may cause our clinical trial sites to further scale back the number of staff on site and other operations, and may also cause prospective or enrolled patients to avoid clinical trial visits.

In addition to the disruptions to the operations of many clinical trial sites, the COVID-19 pandemic affected our monitoring and audit operations, for example, by requiring remote monitoring, remote source document verification and remote auditing in many instances. Some countries prohibit or limit remote source document verification due to privacy and other concerns. During 2020 and until recently, we experienced difficulties and delays in performing audits on most of our clinical trial sites because of privacy and other concerns with remote auditing. Although we do not believe the COVID-19 pandemic has materially affected the robustness of our data verification process for the GATHER1 trial, we or regulatory authorities may find data verification discrepancies upon reviewing the data from the trial. This risk may also affect our data verification processes for the GATHER2 and STAR trials.

Gene therapy is an emerging field of drug development that poses many scientific and other risks. As a company, we have no prior experience in gene therapy clinical development and plan to continue to grow our gene therapy capabilities. Our lack of experience and the limited patient populations for our gene therapy programs may limit our ability to be successful or may delay our development efforts.

Gene therapy is an emerging field of drug development with only two gene replacement therapies having received FDA approval to date. Our gene therapy research and development programs, which we decided to undertake based on a review of a limited set of preclinical data, are still at an early stage. Even with promising preclinical data, there remains several areas of drug development risk, including translational science, manufacturing processes and materials, safety concerns, regulatory pathway and clinical trial design and execution, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, gene therapies. Furthermore, the medical community's understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community's views on what therapies and approaches are most effective for addressing certain diseases.

While there are more than 200 known mutations to the BEST1 gene, the different types of mutations and their association with various BEST1-related IRDs are still not well-understood. Our product candidate for these diseases, IC-200, may only be effective in treating retinal diseases associated with certain mutations in the BEST1 gene and not other mutations, especially if the mutation is associated with the production of a toxic protein. Additionally, we decided to in-license and are advancing the development of IC-200 based on results observed in an autosomal recessive canine disease model, including the results of the IND-enabling toxicology study that we have recently completed. A majority of humans with BEST1-related IRDs, however, have the autosomal dominant form of the disease. If we choose to develop IC-200 for this patient population, using a construct previously studied in an autosomal recessive canine disease model, this approach may ultimately prove ineffective.

In addition, our IC-100 product candidate, which we are developing for RHO-adRP, has a mechanism of action that suppresses the expression of endogenous rhodopsin and seeks to replace it with a healthy version of rhodopsin. Patients with autosomal dominant conditions, such as RHO-adRP, have one healthy allele and one mutant disease-causing allele. For patients with RHO-adRP, although the rhodopsin produced by the mutant allele is generally toxic, leading to retinal degeneration, the rhodopsin produced by the healthy allele supports, and may be necessary for, the patient's existing vision. IC-100 may suppress the expression of all endogenous rhodopsin, whether expressed from the healthy or the mutant allele. Treatment with IC-100 may fail to suppress a sufficient amount of the toxic mutant allele or may fail to replace the rhodopsin expressed by the healthy allele to a sufficient degree. Although we believe, based on preclinical experiments in a canine model of RHO-adRP, that IC-100 will restore rhodopsin production to a level sufficient to maintain vision, we will not know this to be the case until we obtain human clinical data regarding IC-100's effect in this patient population.

For our miniCEP290 program and other minigene programs, we are pursuing research using a novel approach that is largely untested and presents various scientific and regulatory risks. To date, all the data generated for our miniCEP290 program are in a newborn mouse model for LCA10, and we do not know whether the effect we observed with these minigenes in mice will be replicated in other animals or humans. Furthermore, minigenes result in the expression of a protein that differs from the naturally occurring protein. The protein expressed by the minigene may have physiological effects, including toxic effects, that are not yet known. Because of the novelty of minigenes, the medical community's and regulators' receptiveness to this approach remains unknown. Our research efforts may not fully elucidate all of the physiological risks associated with a particular minigene and the associated expressed protein. For these and other reasons, promising minigene candidates that emerge from our gene therapy research programs may not succeed in later stage preclinical and clinical development.

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

We expect we will need to continue to grow our own gene therapy scientific and technical capabilities through hiring internally and seeking assistance from outside service providers. We believe that gene therapy is an area of significant investment by biotechnology and pharmaceutical companies and that there may be a scarcity of talent available to us in these areas. If we are not able to expand our gene therapy capabilities, we may not be able to develop in the way we intend or desire, IC-200, IC-100 or any promising product candidates that emerge from our miniCEP290 program or our other gene therapy research programs.

We have not previously conducted any clinical development involving gene therapies. As we prepare for the potential initiation of our first gene therapy clinical trial, we will need to build our internal and external capabilities in designing and executing a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. For example, we observed different findings across the two different species in which we tested IC-100 in preclinical toxicology studies, which we had planned to discuss with the FDA before submitting an IND. The FDA advised, in lieu of this meeting, additional discussion should be conducted during the 30-day IND review period following IND submission, and as a result, we are currently evaluating our development options for this product candidate. We may decide, or be required to, conduct additional preclinical studies or change our study design for a first-in-human clinical trial for IC-100, which may further delay our timelines for IC-100. Many of the indications for which we are pursuing our gene therapy programs have limited natural history data and limited number of therapies in clinical development, which may make selecting an appropriate endpoint difficult. Furthermore, our gene therapy programs are targeting orphan diseases with relatively small populations, such as ARB, the indication we are planning to focus on with our Phase 1/2 clinical trial for IC-200, which limits the pool of potential patients for our gene therapy clinical trials. Because gene therapy trials generally require patients who have not previously received any other therapy for the same indication, we will also need to compete for the same group of potential clinical trial patients with our competitors who are also developing therapies for these same indications. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

For a further discussion of the risks associated with the manufacturing of gene therapy products, see the risk factor herein entitled “The manufacture of gene therapy products is complex with a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others are unique to the manufacture of gene therapies.”

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

To our knowledge, there are no suitable animal models for GA or dry AMD. This absence of a suitable animal model makes designing a proof of concept study to assess the preclinical efficacy of IC-500 difficult. To date, we have only generated limited preclinical data of IC-500 in animal studies. In addition, we have not had any formal or informal interactions with the FDA or other regulatory authorities regarding our development plans for IC-500. We do not know whether the FDA or other regulatory authorities will accept any preclinical proof of concept study we may propose, or other aspects of our development plans for IC-500. The FDA may require us to change our plans or conduct additional studies, which would increase our costs and delay our timelines.

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

In our completed clinical trials for Zimura, we have observed only a single adverse event, mild subcapsular cataract, from our OPH2000 trial, assessed to be drug-related by participating investigators. Although not reported as related to Zimura by investigators, we observed an increase in the number of investigator-reported cases of choroidal neovascularization, or CNV, in the Zimura treatment groups in the GATHER1 trial as compared to the sham control groups. Additionally, we learned from our independent masked reading center that the retinal images of one of the patients in the Zimura 4 mg group showed evidence of CNV in the study eye that was not reported by the investigator. For the GATHER2 trial, because we are asking investigators to perform monthly OCT imaging and to submit cases where patients experience a decrease in visual acuity of five or more ETDRS letters between successive visits to the independent reading center for confirmation by multi-modal imaging, in addition to the cases the investigator suspects to be CNV, we may observe a higher rate of CNV cases in the GATHER2 trial, including, potentially in the Zimura 2 mg treatment group as compared to the sham group. We have no unmasked data regarding the safety, tolerability or efficacy of Zimura administered for the treatment of STGD1 or drusen. We have no human data regarding IC-200, IC-100 or IC-500.

Our clinical trials for Zimura involve dosing regimens that we have not studied extensively, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For example, although we view the rate of CNV incidence in the Zimura treatment groups, as compared to the corresponding sham control groups, as acceptable and within the range observed in other clinical trials of complement inhibitors in development for GA, the FDA, EMA, other regulatory authorities, treating physicians or patients may not agree, concluding that Zimura may increase the risk of patients developing CNV to an unacceptable degree. Moreover, our clinical trials for Zimura involve multiple intravitreal injections over an extended period of time and, as such, may involve risks regarding multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive Zimura. An unforeseen or unexpected safety event, or any safety finding that is inconsistent with our prior experience with Zimura, from any of our clinical trials for Zimura, including from the GATHER2 trial during which we will follow patients and collect safety data over 24 months, may impact our ability to continue to develop Zimura or the long-term viability of Zimura as a potential treatment for GA, drusen, STGD1 or any other indication for which we may seek to develop Zimura.

As HtrA1 inhibition is a novel treatment approach for treating ocular disease, this treatment approach may present potentially unknown safety risks when tested in clinical trials that could not have been anticipated based on preclinical studies, including the tolerability studies we are conducting. In addition, we intend to administer IC-500 by intravitreal injection, which poses the same safety risks outlined above with respect to intravitreal injections of Zimura.

In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Managing a host body's immune response to introduced viral vectors has been and remains a challenge for gene therapies. For AAV gene therapy, “vector shedding,” or the dispersal of AAV vectors away from the target tissue to other parts of the body, which can trigger a more serious and extensive immune response, is a known safety issue. Although subretinal injection, which is the method often used to administer retinal gene therapies, helps to control vector shedding beyond the eye, subretinal injection is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate from the gene therapy vectors, including the risk of retinal detachment. The margin for error with subretinal injections is extremely low and there are a limited number of retinal surgeons with experience in performing subretinal injections in the eye. In order to generate useful clinical data for gene therapy clinical trials, one or more retinal surgeons must repeat the same subretinal injection procedure in multiple patients with consistency across patients and surgeons. In addition, in order to avoid accelerating damage to a patient's retina, subretinal injection for RHO-adRP patients in particular must be conducted under extremely low light levels using infrared technology, further complicating the surgical procedure. In the event that we progress into clinical development with IC-200, IC-100 or any other gene therapy product candidate we may in-license or acquire, we may experience delays or other challenges for our gene therapy development programs as a result of safety issues.

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

We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture Zimura, IC-200, IC-100, IC-500 and any other product candidates that we may acquire or in-license. The manufacturing processes for our product candidates are technically complex. Problems with developing, executing or scaling up the manufacturing process, even minor deviations from the established process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or delays to our programs. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, we have a limited number of personnel hired to supervise our outside contract manufacturers and, as we prepare for potential commercialization of Zimura, we expect we will need to increase our manufacturing personnel and bolster our quality control and quality assurance capabilities. We may encounter problems hiring and retaining scientific, manufacturing and quality assurance and control personnel needed to oversee our contract manufacturers, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. As our contract manufacturer scales up manufacturing of any product candidate, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues, or may need to use an alternative manufacturer. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product, given the long lead times required to manufacture or obtain regulatory approvals for our products, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product at commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

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

For a further discussion of the risks associated with our reliance on third-party manufacturers, including the effects of the COVID-19 pandemic on our third-party manufacturers, see the risk factor herein entitled, “We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future, including to support potential commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or product candidates of sufficient quality, which could delay, prevent or impair our development or commercialization efforts. The COVID-19 pandemic has affected our contract manufacturers' operations and the manufacture of our product candidates.”

Our experience manufacturing Zimura is limited. As we plan for potential commercialization of Zimura, we and our third-party manufacturers will need to complete several activities to ensure the continued supply of drug product for ongoing and future clinical trials we conduct for Zimura and to support potential future commercial supply of Zimura. Any delay or failure in completing these activities could cause delays in the development of Zimura or its potential approval or could result in inadequate clinical or commercial product supply.

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

In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. Although we believe we have adequate Zimura drug substance for the GATHER2 trial and the expanded STAR trial, this supply may not be sufficient for our needs over the duration of the trials or for any additional trials we may conduct, including our planned clinical trial for Zimura in drusen. We are working with a new manufacturer to scale up and potentially validate the manufacturing process for Zimura drug substance, with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for potential commercial use. This manufacturer may not be successful due to any number of reasons, including as a result of issues with technology transfer. In parallel, we are working with and continuing discussions with our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, for scale up and validation. Agilent may not be successful at producing Zimura drug substance at a larger scale. Subject to successful completion of scale up and validation activities, we currently plan to use both Agilent and the new manufacturer for the future supply of Zimura drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process is analytically comparable to the drug substance we are currently using. If we are unable to demonstrate that the Zimura drug substance produced through the scaled up process is analytically comparable to the Zimura drug substance we are currently using, including as a result of not having the appropriate assays to demonstrate analytical comparability, our timelines to complete the development of and seek regulatory approval for Zimura would be impacted.

In 2020, we engaged a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We expect that this contract manufacturer will be able to supply sufficient finished Zimura drug product for these two clinical trials. However, we may face issues with releasing batches of finished Zimura drug product produced by this contract manufacturer, or even if these batches can be successfully released, we may not have sufficient supply for our needs over the duration of these trials or for any additional trials we may conduct, including our planned clinical trial for Zimura in drusen. In addition, we are planning to make a change to the existing vial used for Zimura drug product, which we believe may allow us to support a more efficient and robust fill/finish operation at a commercial scale. We believe our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, has the capacity to supply us with finished Zimura drug product with the new vial for our expected commercial supply needs. If Ajinomoto is unable to provide us and/or a potential collaborator with Zimura drug product for potential commercial use, we will need to use alternative suppliers, which may increase our costs and delay our timelines.

We order the PEG starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are in discussions regarding a long-term supply agreement with this manufacturer for the PEG starting material. However, we may not be able to agree to terms or may need to agree to unfavorable terms in order to secure adequate supply. We believe this supplier will have the capacity to supply the PEG at the scale that we expect we will need for commercial manufacturing. If this supplier is unable to supply us the PEG in line with our expectations, we believe there are a limited number of alternative suppliers for this critical raw material, and if we need to use those suppliers, it could increase our costs and delay our manufacturing plans for Zimura.

Each of these activities is costly, time-consuming and uncertain in outcome. We may not be able to successfully scale up our manufacturing process for Zimura, demonstrate analytical comparability of the Zimura drug substance manufactured through the scaled up process with the previously manufactured Zimura drug substance, or establish the long-term stability of the Zimura drug product stored in the new vial container. The new manufacturers we have engaged or may engage in the future have not had previous experience with Zimura and there may be issues with technology transfer. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to obtain regulatory approval of our manufacturing process for Zimura and to support potential commercial operations. In addition, we may not be able to secure adequate supply of Zimura drug substance, including the PEG starting material used to make Zimura drug substance, and Zimura drug product for our future needs, including to support potential commercial launch. If any of the foregoing events occur, it could result in delays or increased costs to support our future development and commercialization of Zimura, even if we successfully complete any required clinical trials for Zimura and obtain sufficient and favorable safety and efficacy data.

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

A number of factors common to the manufacturing of biologics and drugs could also cause production or quality issues for gene therapies, including raw material or starting material variability in terms of quality, consistency in cell growth, productivity or cell line stability issues, product and process impurities, material shortages of any kind, shipping, distribution, storage and supply chain failures, cell culture contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, epidemics and pandemics, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. In particular, for IC-200 and IC-100 we and our contract manufacturers have developed our own manufacturing processes, which differ from those originally used by our university collaborators, for example, by using different starting materials and analytical methods. Although we have released the cGMP batch of IC-100 produced by our CDMO and expect we will be able to release the cGMP batch of IC-200 produced by this CDMO, our manufactured materials may ultimately not match the safety and efficacy profile of those used by the universities.

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

We are continuing to establish manufacturing capabilities for IC-500. We may need to conduct additional process development and formulation development activities.

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

We are working with a CDMO to conduct process development, scale up and cGMP manufacturing of the drug substance for IC-500 for preclinical toxicology studies and early-stage clinical trials. We are working with another CDMO to conduct formulation development and optimization activities for the drug product for IC-500. Our contract manufacturers have developed a manufacturing process for IC-500 drug substance and a formulation of this produced drug substance. However, we have only recently begun to test this formulation in preclinical animal studies; the results of these studies may require us to refine or change our manufacturing process or conduct additional formulation development activities. We have engaged a contract manufacturer to manufacture finished drug product for clinical supply. Manufacturing, including process development, formulation development and drug product manufacturing, can be costly and time-consuming and our anticipated timelines for the development of IC-500 may be delayed. If we are unable to successfully manufacture and formulate IC-500 in line with our expectations, we may switch to a backup HtrA1 inhibitor or cease developing our HtrA1 inhibitor program altogether.

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

Our business strategy is focused on developing transformative therapies for retinal diseases, including GA secondary to age-related macular degeneration, drusen and a number of orphan inherited retinal diseases. There are multiple companies pursuing the development of therapeutics targeting the complement pathway and gene therapy approaches for orphan and age-related retinal diseases. Some of them have better name recognition, more resources and a longer history of developing therapies than we do. Competition in this field is intense and especially for many inherited retinal diseases, there is a limited number of potential patients. If any of our competitors obtains FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, our competitors could establish a strong market position before we are able to enter the relevant market, which may significantly limit the commercial opportunity for our product candidates.

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

Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Alexion Pharmaceuticals, Inc., Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics, IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), MorphoSys AG, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gemini Therapeutics, Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3, for which Apellis is conducting two Phase 3 clinical trials, and based on the most recent public information available, Apellis expects to announce top-line data from those trials in September 2021. If Apellis's Phase 3 clinical trials for its C3 complement inhibitor product candidate are successful, it is likely that Apellis would obtain marketing approval for its product candidate in advance of when we could reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, EyePoint Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc., Regenerative Patch Technologies, Roche AG and Stealth BioTherapeutics Corp., are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development is Genentech's monoclonal antibody HtrA1 inhibitor, which is currently being studied in a Phase 2 clinical trial and whose results are expected to become available in 2022.

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

As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We have only recently hired a chief commercial officer and otherwise do not have any sales, marketing or distribution infrastructure or dedicated personnel. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product is approved, the territories in which the product may be marketed and the commercial potential for such product candidate. We are developing Zimura and IC-500 for GA secondary to AMD, which is a condition affecting a relatively large number of individuals. In contrast, our gene therapy programs are currently being developed for orphan IRDs with a limited number of affected individuals. If any of our product candidates is approved, the size and nature of the affected patient population will be an important factor in our commercial strategy. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retinal specialists, or sub-specialists, such as retinal specialists with particular expertise in IRDs, and the likely degree of acceptance of our product candidate by the relevant physicians in various markets.

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

Our development program for Zimura in GA uses anatomical primary endpoints, the mean rate of change in GA growth over 12 months, in the case of GATHER1, and the mean rate of growth (slope) estimated based on GA area over 12 months, in the case of GATHER2. We believe that this efficacy assessment is most likely to demonstrate clinical relevance for an investigational product across a heterogeneous GA patient population and other potential assessments, such as comparisons of visual acuity, are not as clinically meaningful for patients with GA. However, to date there is no direct functional corollary to the anatomical measures that we are using as our primary endpoints for GATHER1 and GATHER2. Although we evaluated visual acuity as a secondary endpoint in the GATHER1 trial, the trial was not designed to reliably assess differences in mean changes in visual acuity with statistical significance. Patients, physicians and payors may not recognize the value of, and we may not be able to obtain marketing or reimbursement approval for, Zimura without demonstrating a functional benefit to vision. To do so, we may need to conduct additional clinical trials or sub-studies, which may not ultimately demonstrate a functional benefit to vision.

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

There is a variety of factors that could contribute to the actual number of patients who receive an approved therapy being less than our estimates of the potential addressable market. With respect to our programs for orphan diseases, our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as GA and certain IRDs, likely will diminish the therapeutic benefit conferred by a new drug product due to irreversible cell death. For example, certain GA patients may have experienced the loss of certain portions of retinal tissue that disproportionately affected their functional vision, and these patients may not value a treatment that can only slow the growth of additional GA lesions without providing a treatment to their loss of functional vision. On the other hand, patients with drusen are often asymptomatic as to loss of vision; therefore they may not seek or value having a treatment for their condition, especially a treatment involving monthly injections, which is the current dosing regimen for Zimura. Certain patients’ immune systems and prior exposure to the virus used to deliver a gene therapy might inhibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting eligibility for treatment or limiting treatment outcomes. If the number of patients that may benefit from the treatments we are seeking to develop is lower than we expect, our business, financial condition, results of operations and prospects may be adversely affected.

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

In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. Because there are only two FDA-approved gene replacement therapy products, both of which launched in the United States within the past four years, the pricing environment for gene therapies is in the very early stages of its development. Gene therapies are generally intended to be one-time treatments or, at a minimum, to provide a benefit over an extended period lasting several years. If we are successful in obtaining marketing approval for any of our gene therapy product candidates, we will need to convince third-party payors of the value that our gene therapy product offers. Third-party payors may be unwilling to accept substantial upfront costs for a therapy where the benefits may not be realized or are realized over a period of years during which the patient may no longer be enrolled in the payor's plan. Although payors and manufacturers may be incentivized to agree to outcomes-based payment structures for gene therapies, where manufacturers provide rebates or a portion of the contract price is forgiven if an efficacy or durability threshold is not met for an individual patient, market dynamics in the United States currently do not facilitate these types of outcome-based payments, in particular because of rules that require that government payors, such as Medicaid, receive the “best price” for a drug, regardless of outcome. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny. In particular, the $2.1 million list price for Zolgensma has generated significant public scrutiny over the prices of new pharmaceuticals coming to the market, including gene therapies, and as a result, Novartis has proposed permitting third-party payors to pay for Zolgensma in annual installments over five years instead of as a lump sum. Moreover, if we obtain marketing approval for a product candidate, such as Zimura, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA secondary to AMD, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.

Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Biden Administration, the U.S. Congress and many states. For example, the previous Trump Administration, through the Center for Medicare & Medicaid Service, or CMS, announced in late 2018 an advance notice of proposed rulemaking describing a potential mandatory reference pricing model for Medicare Part B drugs under which the prices paid for these drugs will be adjusted in relation to an international pricing index that includes prevailing prices from other countries with strict price controls. The reference pricing model has found support from some members of the U.S. Congress. In September 2020, the Trump Administration issued an executive order directing the Secretary of the Department of Health and Human Services, or HHS, to propose rulemaking that would limit the prices paid by Medicare for certain drugs and biologics to the “most favored nation” price.  If this kind of rule were to be adopted, especially for AMD drugs where a large portion of the patient population is over the age of 65 and is therefore covered by Medicare, there could be significant downward pressure on prices charged, not only for patients covered by Medicare, but also for patients covered by private insurers who may follow the government’s lead on price. We expect the Biden Administration to pursue additional rulemaking aimed at limiting drug prices. Moreover, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize or any commercialization partner commercializes on our behalf, and, even if these are available, the level of reimbursement may not be satisfactory.

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

We anticipate that prior to receiving certain gene therapies, including as part of a clinical trial, patients would be required to undergo genetic testing. We anticipate that this will be the case for the planned Phase 1/2 clinical trial for IC-200, for which we plan to test prospective participants for their specific BEST1 mutation. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. The ownership of and the lawfulness of using genetic data is an area of the law that is unclear and varies across jurisdictions. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been raised that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This dynamic could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure, as well as the use of genetic data. Any of these scenarios could decrease the pool of patients willing to participate in a clinical trial for a gene therapy and the demand for a gene therapy once it is approved.

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

We have historically relied on, and purchased on a purchase order basis from, a single third-party manufacturer, Agilent, to provide Zimura drug substance. We have engaged a new manufacturer to conduct scale up and validation activities for Zimura drug substance. However, we do not currently have any contractual commitments with Agilent or the new manufacturer for the long-term clinical or commercial supply of Zimura drug substance. We expect to rely on both manufacturers and potentially other manufacturers for long-term supply of Zimura drug substance. We have also historically relied on a single third-party manufacturer, Ajinomoto, for Zimura drug product. We have engaged a second fill/finish service provider for additional supply of Zimura drug product for our expected needs for the GATHER2 and STAR trials. We plan to rely on Ajinomoto for long-term supply of Zimura drug product using the new vial we have selected. However, we may ultimately need to rely on other manufacturers for long-term supply of Zimura drug product. We purchase the PEG starting material on a purchase order basis from a single third-party supplier. We are continuing discussions with this supplier for a long-term supply agreement for the PEG starting material. For these and any other manufacturers with which we do not have any contractual commitments for supply, the pricing and other terms for supply may vary, even substantially, over time and could adversely affect our financial results and operations.

We work with a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-200 and IC-100. For IC-500, we work with a CDMO to conduct process development, scale-up and cGMP manufacture of the drug substance for preclinical toxicology studies and early-stage clinical trials and a different CDMO to conduct cGMP manufacture of the IC-500 drug product for early-stage clinical trials.

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

Agilent and our CDMO for IC-200 and IC-100 have recently been undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. Agilent previously informed us that as a result of competing demands from other customers, its ability to support our future manufacturing activities for Zimura is limited. As a result, we have engaged a new contract manufacturer for supply of Zimura drug substance, and the timing, costs, progress, quality and outcome of our planned manufacturing activities for Zimura may be negatively affected. Agilent has recently indicated it may have additional capacity to manufacture Zimura drug substance and we are continuing discussions with Agilent. In addition, expansion experienced by other manufacturers and suppliers that we use, including any issues that they may experience while expanding, could negatively impact the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development plans.

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

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers have limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes have affected how we work with our manufacturers and have resulted in minor delays to the progress of our manufacturing activities. For example, we were unable to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-200 and IC-100, which caused minor delays to our manufacturing timelines for both product candidates. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, that are essential for the manufacture of our product candidates. For example, in 2020, the COVID-19 pandemic and governmental measures in response caused a delay to the process development activities at our drug substance manufacturer for IC-500 as a result of difficulty in procuring one of the critical starting materials used in the manufacture of IC-500 from China. The COVID-19 pandemic may cause additional disruptions to the supply of starting materials for our product candidates.

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

•reliance on the third party for regulatory compliance, quality control and quality assurance;

•the possible breach of the manufacturing agreement by the third party;

•the possible misappropriation of our proprietary information, including our trade secrets and know-how, or the proprietary information of third parties that we are responsible for protecting; and

•the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

We are relying upon and expect in the future to rely upon third parties, such as contract research organizations, or CROs, clinical data management organizations, biostatisticians, medical institutions (including reading centers) and clinical investigators, in conducting our preclinical testing, analytical testing and clinical trials for our product candidates. Although we are planning to advance our minigene research programs internally after transitioning the preclinical research activities for these programs from UMMS to us, we expect to rely upon certain UMMS facilities for various services, including maintenance and care of research animals and production of viral vectors. These third parties may also have relationships with other entities, some of which may be our competitors. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.

We also rely upon our university collaborators to conduct some of our preclinical studies. In particular, Penn has the canine disease models for two of the diseases we are aiming to treat: ARB and other BEST1-related retinal diseases and RHO-adRP. Our preclinical development plans for IC-200 and IC-100 have included conducting certain preclinical studies using the associated canine disease model. In 2020, we experienced some delays in the breeding of the canines for our IND-enabling toxicology study for IC-200, which delayed the start of that study for several months. If we need to conduct additional preclinical studies using any of the canine disease models, and these canines are not available to us for any reason, our development of IC-200 or IC-100 could potentially be further delayed or otherwise adversely affected.

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

Over the past few years, there has been increasing oversight by the FDA and other regulatory authorities on data integrity, especially in the research and development of novel therapies such as gene therapies. We rely upon the practices of and systems in place at our third party collaborators in generating data to support our preclinical and clinical development programs and for quality control over this data. Their practices and systems vary in scope and effectiveness and we have a limited number of personnel to supervise, including to perform quality assurance of, those practices and systems. Until recently, the COVID-19 pandemic prevented us from performing audits on our vendors and clinical trial sites that we otherwise would have performed, which decreases the level of oversight we have over those vendors and clinical trial sites and increases the risk of non-compliance. Any failure of such practices or systems to comply with our stated protocols or regulatory requirements could adversely affect the quality of the data generated by these studies. For a number of our analytical development and testing providers, our CDMOs subcontract and manage that work on our behalf and we have less visibility into or control over their activities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies, analytical testing or clinical trials in accordance with regulatory requirements or our stated protocols, we would not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and would not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We have historically relied upon third-party researchers to advance our sponsored research programs. We may not be able to fully realize the benefits of any intellectual property generated by these arrangements. We are in the process of transitioning the minigenes research from UMMS to us.

Part of our strategy to date involves collaborative sponsored research performed by third-party research institutions. Although we have sought to direct this research and advise on the design of these projects as well as critical development decisions, this research has been performed by individuals who are not our employees and the timeline and quality of the research efforts are outside of our direct control. Academic investigators and other researchers may have different priorities than we do as a biopharmaceutical drug development company. The sponsored research agreements we have entered into for these programs generally provide that any inventions resulting from the research will be owned by the research institution performing the research, and that we have an option to negotiate for a license to develop and exploit any such inventions. If we exercise our option rights for a program that is attractive to us, we may not be successful at in-licensing rights to the inventions or may need to agree to unfavorable terms.

Confidential information and new inventions derived from these research efforts may be disclosed through publications or other means prior to us or our third-party research collaborators being able to protect such intellectual property through the filing of patent applications. Our third-party research collaborators may not be able to obtain or maintain full ownership of inventions that are derived from the research or associated rights, which may limit their ability to provide us with a license to all relevant intellectual property on terms and conditions that are acceptable to us. Even if our collaborative research efforts yield promising results or new technological advances, they may not ultimately result in our being able to protect, develop or exploit the resulting intellectual property.

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

We depend on licenses and sublicenses for development and commercialization rights to Zimura, IC-200, IC-100 and our miniCEP290 program. These license arrangements, as well as the Inception 4 Merger Agreement, impose diligence obligations on us. We may enter into similar arrangements with respect to future product candidates or technologies. We depend on research licenses from UMMS for our miniABCA4 and miniUSH2A programs. Termination of licenses or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.

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

We are also party to research licenses with UMMS for rights to continue with the research and development of our miniABCA4 and miniUSH2A programs. The term of these research licenses is the same as the term for us to exercise our rights under option agreements pursuant to which UMMS granted us option rights to in-license certain patent applications covering these programs. If we fail to exercise our option rights or fail to agree to terms with UMMS for a license for further development and commercialization of the applicable program, we may lose our rights to continue with conducting research of that program.

If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to Zimura, IC-200, IC-100, our miniCEP290 program, and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition. In the case of our limited diligence obligation under the Inception 4 Merger Agreement, a potential breach of our obligation to use commercially reasonable efforts to develop an HtrA1 inhibitor could lead to a lawsuit with the former equityholders of Inception 4 and result in potential liability to us of up to $5.0 million.

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

Moreover, the license agreements for IC-200, IC-100 and our miniCEP290 program and the research licenses for our miniABCA4 and miniUSH2A programs reserve for the licensing academic institutions the right to continue to practice for research and educational purposes, the inventions covered by the intellectual property rights that we have in-licensed. These licensing institutions or their collaborators may generate scientific, preclinical or clinical data with respect to our product candidates, separate from our research and development efforts, that is inconsistent with other data for such product candidates, including additional preclinical and clinical data that we develop. Investigators at these institutions may publish, present, or otherwise publicly disclose this data, which may have an adverse impact on the prospects of the development of our product candidates and may harm our business. In addition, these institutions may use these data to support new patent applications which could result in the issuance of patents that may limit our freedom to operate without our obtaining additional licenses to these newly developed inventions.
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

We currently rely on and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. We expect the clinical development of Zimura to continue for at least the next several years. If so, the patents covering Zimura may expire before the date by which we or a potential commercial partner would be able to commercialize Zimura in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch Zimura prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. Although the patent rights under existing patent applications for IC-200, IC-100, IC-500 and our miniCEP290 program are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.

For our historical sponsored research arrangements with UMMS and current sponsored research arrangements with Penn and UF, we have generally relied upon our university collaborators to generate research and data to support new patent applications. The results of any sponsored research are uncertain and the interests of the universities and university researchers are not necessarily aligned with our interests as a commercial entity. The research may generate limited patentable results or data, or none at all. Furthermore, the universities generally control the filing, prosecution and maintenance of any patents or patent applications resulting from the sponsored research. Therefore, we may not be able to obtain any patent or other exclusivity protections as a result of our sponsored research programs, which could materially diminish the value of these programs.

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

Like our information security systems, those of our third-party service providers are vulnerable to compromise, damage, loss or exfiltration from cyber-attacks, computer viruses, unauthorized access and other causes. Our third-party service providers may not anticipate or immediately detect such incidents and the damage caused by such incidents or notify us in a timely or complete manner. System failures, data breaches and any unauthorized access, use or disclosure of our information or data maintained by our third-party service providers could lead to similar consequences for us as similar events involving our information technology systems, including compromise of our intellectual property or other sensitive personal or business information, disruptions and delays to our research and development activities and other operations, contractual and regulatory liability, data breach notifications, expenditure of significant costs and resources for remediation and harm to our reputation. Recently, there has been an increasing number of and severity of cyber-attacks, especially ransomware attacks, against the information security systems of companies across the supply chain and other critical infrastructure service providers.

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

We are a development-stage company with a total of 66 full-time employees as of August 2, 2021. These employees support key areas of our business and operations, including clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

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

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. As we conduct our GATHER2 trial and prepare for the potential filing of an NDA and an MAA for and the potential commercialization of Zimura, and continue the development of IC-500 and our gene therapy programs, we have been and expect we will need to continue hiring additional clinical operations, quality assurance, manufacturing, analytical, medical, regulatory, pharmacovigilance and other personnel from this limited pool. We have only recently hired a chief commercial officer and will need to hire additional commercialization personnel as we prepare for the potential commercialization of Zimura. We also experience competition for the hiring of scientific, technical and clinical personnel from universities and research institutions.

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

As a result of the COVID-19 pandemic, our entire company has been working remotely since March 2020 and we expect to work mostly remotely for the near future. Our ability to continue to work remotely and when the conditions are appropriate, transition effectively to working in our offices, may affect our operations and the success of our company going forward.

In March 2020, we instituted a company-wide working from home policy, which has remained in effect. Our working from home policy may negatively impact productivity or disrupt our business, the magnitude of which will depend, in part, on the length of this remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We are planning for a gradual return to working in our offices and expect to work mostly remotely for the near future. We will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention, the New York State Department of Health and the New Jersey Department of Health, in deciding how and when to transition back to working in our offices. We expect the transition to working in our offices to occur in stages, which will depend on, among other factors, the local COVID-19 and public safety situation and the degree to which our employees have received vaccines. If and when we transition back to working at company sites, there may be an increased risk to our employees and contractors, including as a result of a subsequent waves of the COVID-19 pandemic. If any of them contracts COVID-19 as a result of or while conducting services for us, we may be subject to workers compensation or other claims. Because of our small size and the importance of our employees and contractors to the success of our company, their exposure to the COVID-19 pandemic may adversely affect our ability to carry on our operations.

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

Although we have obtained agreement with the FDA on a SPA for GATHER2, a SPA does not guarantee marketing approval of, or any other particular outcome from, regulatory review.

In July 2021, the FDA agreed to a SPA for GATHER2. Under the SPA procedure, the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for an NDA. A SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. A SPA agreement also does not ensure the receipt of marketing approval or that the approval process will be faster than conventional procedures. A determination regarding marketing approval is addressed during the review of a submitted NDA and depends on efficacy and safety results and an evaluation of the overall benefits and risks of treatment after review of the data from the development program in its totality.

Even after the FDA agrees to the design, execution, and analysis proposed in a protocol reviewed under the
SPA process, the FDA may revoke or alter its agreement if a substantial scientific issue essential to determining the safety or effectiveness of the drug has been identified after the testing has begun. A SPA agreement may also be changed through written agreement between the sponsor and the FDA. A revocation or alteration in our existing SPA could delay or prevent approval of our planned NDA for Zimura. In addition, any significant change to the protocol for a clinical trial subject to a SPA would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. The FDA retains significant discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

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

In June 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, commonly referred to as “Brexit”. Following protracted negotiations, the UK left the European Union on January 31, 2020 and European Union rules and regulations ceased to apply to the UK starting on January 1, 2021. In December 2020, the UK government and the European Union agreed on a long-term trade agreement to govern economic relations going forward. Since the existing regulatory framework for pharmaceutical products in the UK is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime for pharmaceutical products in the UK, which remains uncertain. We are continuing to analyze how Brexit and the trade agreement will affect the future regulatory regime for pharmaceutical products in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In April 2020, the FDA granted fast track designation to Zimura for the treatment of GA secondary to dry AMD. Even though Zimura has received fast track designation, we must continue to follow the requirements of the program in order to maintain the fast track designation, and even if we maintain the designation, we may not ultimately experience a faster development process, review or approval compared to conventional FDA procedures. The FDA's grant of fast track designation to Zimura for the treatment of GA secondary to dry AMD does not imply that the FDA will grant fast track designation to Zimura for another indication, such as drusen or STGD1, or that the FDA will grant fast track designation for any of our other product candidates, if we choose to apply for fast track designation.

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

•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,803 and a maximum of $23,607 per false claim;

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. These risks are becoming more important for our operations as Zimura advances in clinical development and as we prepare for potential commercialization. We are working to develop and implement a corporate compliance program to ensure that we will market and sell any future products that we successfully develop in compliance with all applicable laws and regulations, but we cannot guarantee that any such program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court reversed this decision and dismissed the case on standing grounds. Litigation and legislation over the ACA may continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In January 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

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

The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue, but, under Medicare Part
D, the administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue
Plan Act of 2021, a comprehensive COVID-19 relief law recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions. We expect the Biden Administration to pass additional such laws and regulations.
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

•the success of products or technologies that compete with our product candidates, including results of clinical trials of product candidates of our competitors. For example, we expect that Apellis will announce top-line data from its Phase 3 program for GA in September 2021, and that those results will affect the price of our common stock;

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

In addition, the pre-funded warrants that we issued in connection with our December 2019 and June 2020 public offerings are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders. To date, pre-funded warrants representing approximately 2.5 million shares of common stock have been exercised and as of June 30, 2021, pre-funded warrants representing 3,164,280 shares of common stock remain outstanding.

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

10.2	Amendment No. 2 to Master Sponsored Research Agreement, dated May 18, 2021, between Trustees of the University of Pennsylvania and the Registrant
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the three and six month periods ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2021 and 2020 and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: August 4, 2021	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)