Form 10-Q
period 2021-09-30
IVERIC bio, Inc.
filed 2021-11-09
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of November 5, 2021 there were 114,641,279 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the potential benefits of our business plan and strategy, including our goal to deliver treatment options for all stages of age-related macular degeneration (AMD);
•our expectations regarding the impact of results from GATHER1, our completed Phase 3 clinical trial evaluating Zimura for the treatment of Geographic Atrophy (GA) secondary to AMD, on our business and regulatory strategy, including our plans to pursue development of Zimura in intermediate AMD;
•the timing, costs, conduct and outcome of GATHER2, our ongoing Phase 3 clinical trial evaluating Zimura for the treatment of GA secondary to AMD, including expectations regarding receipt of topline data from the trial and regarding patient retention, and expectations regarding the potential for Zimura to receive regulatory approval for the treatment of GA secondary to AMD based on the clinical trial results we have received to date and the future results from the GATHER2 clinical trial and any other trials we or a potential collaborator may conduct;
•our plans and expectations for initiating a clinical trial evaluating Zimura for the treatment of intermediate AMD, and for evaluating, obtaining rights to and developing sustained release delivery technologies for Zimura;
•our plans and strategy for the potential commercialization of Zimura, including hiring of medical affairs and commercialization personnel, building a commercialization infrastructure, including sales, marketing and distribution capabilities, and our expectations regarding the market dynamics for treatments for GA and other commercial matters;
•our ability to establish and maintain arrangements and capabilities for the manufacture of Zimura and our other product candidates, including scale up and validation of the manufacturing process for Zimura drug substance and securing the supply of Zimura drug product and the polyethylene glycol (PEG) starting material for our expected needs;
•the timing, costs, conduct and outcome of STAR, our ongoing Phase 2b screening trial evaluating Zimura for the treatment of autosomal recessive Stargardt disease, including expectations regarding the recruitment of additional patients for this trial;
•the actual and expected effects of the COVID-19 pandemic and related response measures on our business and operations, including the timing, costs, conduct and outcome of our research and development programs, our supply chain, the work of our third-party vendors and collaborators, the work and well-being of our employees, and our financial position;
•our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;
•our plans and ability to consummate business development transactions, including potential collaboration opportunities for further development and potential commercialization of Zimura and potential collaboration or out-licensing opportunities for further development of IC-100 and IC-200; and in-licenses or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases, including sustained release delivery technologies for Zimura;
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
•the potential advantages of our product candidates and other technologies that we are pursuing, including our hypotheses regarding complement factor C5 inhibition and HtrA1 inhibition as potentially relevant mechanisms of action to treat GA and other stages of AMD, and of gene therapy, including the use of minigenes;
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

1.We are a development-stage company without any approved products. The value of your investment is highly dependent on the success of Zimura and our other research and development programs, which carry numerous risks. We are working to transition to being a company capable of commercializing a pharmaceutical product, if approved, and may not be successful in this transition.

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

5.We may not be successful in obtaining rights to and developing a sustained release delivery technology for Zimura.

6.Drug development is inherently risky with numerous scientific, technical, regulatory and other challenges. A promising drug candidate can fail at any time and for any number of reasons.

7.We are pursuing the development of our product candidates using novel mechanisms of action targeting indications for which there are no approved products. These include, for example, complement inhibition and inhibition of High temperature requirement A serine peptidase 1 protein for GA, and complement inhibition for intermediate AMD and autosomal recessive Stargardt disease. These approaches carry numerous scientific, regulatory and other risks.

8.Regulatory authorities, including the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may disagree with the design of or our analyses or conclusions from our clinical trials of Zimura in GA or our planned development pathway for Zimura in intermediate AMD. Since receipt of the 12-month results from GATHER1, we have not had any formal interactions with the EMA regarding our planned regulatory pathway for Zimura in GA and the EMA and other regulatory authorities may disagree with the requirements of the FDA. The results of the GATHER2 trial may not replicate the results of the GATHER1 trial. We may need to conduct additional clinical trials or nonclinical studies for Zimura in order to obtain marketing approval.

9.We may discover safety issues with our product candidates due to known and currently unknown factors, which could hamper their further development.

10.Manufacturing our product candidates is technically complex, expensive and time consuming. We may face issues with scaling up and validating the manufacturing process for Zimura. We may not be able to secure adequate supply of Zimura drug product and the PEG starting material for our future needs, including potential commercial launch. Issues with manufacturing can derail the further development or commercialization of our product candidates.

11.We face substantial competition from large pharmaceutical companies, smaller biotech companies and others.

12.To commercialize any of our product candidates, if approved, we will need to set up a sales and marketing infrastructure. We have only recently hired commercialization personnel and will need to continue building our commercial infrastructure. The success of our commercialization efforts will depend in part on the degree of acceptance of our product candidates by patients, the medical community and payors.

13.We do not have any internal manufacturing facilities and rely heavily on our third-party contract manufacturers. They may have different business priorities than we do and may fail to meet our expectations or follow regulatory requirements, including current good manufacturing practices requirements. We may need to engage alternative manufacturers or suppliers sooner than we currently expect.

14.We rely heavily on our third-party contract research organizations as well as our clinical trial sites and academic collaborators. They may have different priorities than we do and may fail to follow regulatory requirements, including good laboratory practice, good clinical practice and other data integrity requirements.

15.We may pursue a collaboration for the further development and potential commercialization of Zimura in one or more territories outside the United States, and plan to pursue a collaboration or out-license for the further development and potential commercialization of IC-100 and IC-200. For any of these, we may not be able to enter into a collaboration or out-license on favorable terms, or at all. Even if we are able to do so, the collaboration or out-license may not be successful.

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

18.We rely on a limited number of employees to conduct our operations, including supervising our outside vendors. The skills needed to advance our research and development programs and plan for commercialization of our product candidates are highly specialized. We plan to hire additional qualified personnel, including commercialization and medical affairs personnel, to support the growth of our business. Hiring these personnel and retaining existing employees may be challenging.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Condensed Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$179,879	$66,373
Available for sale securities	62,091	143,674
Prepaid expenses and other current assets	4,070	4,791
Income tax receivable	—	1,765
Total current assets	246,040	216,603
Property and equipment, net	2	26
Right-of-use asset, net	1,748	120
Other assets	—	5
Total assets	$247,790	$216,754
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$11,368	$12,284
Accounts payable and accrued expenses	8,130	12,792
Lease liability	945	54
Total current liabilities	20,443	25,130
Lease liability, non-current	861	61
Total liabilities	21,304	25,191
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—$0.001 par value, 200,000,000 shares authorized, 104,237,878 and 90,120,797 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	104	90
Additional paid-in capital	872,955	756,543
Accumulated deficit	(646,562)	(565,073)
Accumulated other comprehensive income	(11)	3
Total stockholders' equity	226,486	191,563
Total liabilities and stockholders' equity	$247,790	$216,754

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$17,935	$18,841	$59,972	$45,311
General and administrative	6,648	6,643	21,688	17,930
Total operating expenses	24,583	25,484	81,660	63,241
Loss from operations	(24,583)	(25,484)	(81,660)	(63,241)
Interest income	42	33	184	437
Other expense, net	(10)	1	(13)	(6)
Loss before income tax benefit	(24,551)	(25,450)	(81,489)	(62,810)
Income tax benefit	—	—	—	3,695
Net loss	$(24,551)	$(25,450)	$(81,489)	$(59,115)
Comprehensive loss	$(24,565)	$(25,449)	$(81,503)	$(59,114)
Net loss per common share:
Basic and diluted	$(0.23)	$(0.27)	$(0.84)	$(0.87)
Weighted average common shares outstanding:
Basic and diluted	105,217	92,675	97,370	67,931

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	90,121	$90	$756,543	$(565,073)	$3	$191,563
Issuance of common stock under employee stock compensation plans	—	—	49	—	129	—	—	129
Share-based compensation	—	—	—	—	2,292	—	—	2,292
Net loss	—	—	—	—	—	(26,795)	—	(26,795)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	—	$—	90,170	$90	$758,964	$(591,868)	$2	$167,188
Issuance of common stock under employee stock compensation plans	—	—	217	—	448	—	—	448
Share-based compensation	—	—	—	—	2,079	—	—	2,079
Net loss	—	—	—	—	—	(30,143)	—	(30,143)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	1	1
Balance at June 30, 2021	—	—	90,387	90	761,491	(622,011)	3	139,573
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuances costs	—	—	13,398	14	107,743	—	—	107,757
Issuance of common stock under employee stock compensation plans	—	—	453	—	1,095	—	—	1,095
Share-based compensation	—	—	—	—	2,626	—	—	2,626
Net loss	—	—	—	—	—	(24,551)	—	(24,551)
Unrealized loss on available for sale securities, net of tax	—	$—	—	$—	$—	$—	$(14)	(14)
Balance at September 30, 2021	—	$—	$104,238	$104	$872,955	$(646,562)	$(11)	$226,486

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$—	$117,203
Issuance of common stock under employee stock compensation plans	—	—	105	—	179	—	—	179
Share-based compensation	—	—	—	—	2,324	—	—	2,324
Net loss	—	—	—	—	—	(15,076)	—	(15,076)
Balance at March 31, 2020	—	$—	49,732	$50	$600,182	$(495,602)	$—	$104,630
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs	—	—	28,503	28	116,855	—	—	116,883
Issuance of common stock in connection with private offering, net of issuance costs.	—	—	8,649	9	33,228	—	—	33,237
Issuance of common stock under the exercise of pre-funded warrants	—	—	2,500	2	(2)	—	—	—
Issuance of common stock under employee stock compensation plans	—	—	105	—	7	—	—	7
Share-based compensation	—	—	—	—	1,873	—	—	1,873
Net loss	—	—	—	—	—	(18,589)	—	(18,589)
Balance at Balance at June 30, 2020	—	$—	89,489	$89	$752,143	$(514,191)	$—	$238,041
Issuance of common stock under employee stock compensation plans	—	$—	65	$1	$146	$—	$—	147
Share-based compensation	—	$—	—	$—	$1,847	$—	$—	1,847
Net loss	—	$—	—	$—	$—	$(25,450)	$—	(25,450)
Unrealized gain on available for sale securities, net of tax	—	$—	—	$—	$—	$—	$1	1
Balance at September 30, 2020	—	—	89,554	90	754,136	(539,641)	1	214,586

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	(81,489)	$(59,115)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	24	108
Amortization of premium and discounts on investment securities	918	115
Share-based compensation	6,997	6,044
Changes in operating assets and liabilities:
Income tax receivable	1,765	—
Prepaid expense and other assets	726	542
Accrued interest receivable	449	(112)
Accrued research and development expenses	(916)	6,007
Accounts payable and accrued expenses	(4,662)	1,383
Change in working capital	63	—
Net cash used in operating activities	(76,125)	(45,028)
Investing Activities
Purchase of marketable securities	(56,245)	(108,305)
Maturities of marketable securities	136,447	—
Net cash provided by (used in) investing activities	80,202	(108,305)
Financing Activities
Proceeds from employee stock plan purchases	1,672	333
Proceeds from follow-on public offering, net	107,757	116,883
Proceeds from private-placement, net	—	33,237
Net cash provided by financing activities	109,429	150,453
Net increase (decrease) in cash and cash equivalents	113,506	(2,880)
Cash and cash equivalents
Beginning of period	66,373	125,699
End of period	$179,879	$122,819
Supplemental disclosure of cash paid
Income tax refunds received	$1,765	$3,327

   The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
(in thousands, except per share data)
1. Business
Description of Business and Organization
IVERIC bio, Inc. (“the Company” or “IVERIC”) is a science-driven biopharmaceutical company focused on the discovery and development of novel treatments for retinal diseases with significant unmet medical needs. The Company is committed to having a positive impact on patients’ lives by delivering high-quality, safe and effective treatments designed to address debilitating retina diseases including all stages of age-related macular degeneration (“AMD”).
The Company’s lead asset is its clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor. It is currently targeting the following diseases with Zimura:

•Geographic Atrophy (“GA”), which is the advanced stage of AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision;

•intermediate AMD, which is an earlier stage of AMD that precedes GA; and

•autosomal recessive Stargardt disease (“STGD1”), which is an orphan inherited condition characterized by progressive damage to the central portion of the retina (the “macula”) and other retinal tissue, leading to loss of vision.

In July 2021, the Company completed patient enrollment for GATHER2, its Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. The Company has also received a written agreement from the U.S. Food and Drug Administration (“FDA”) under a Special Protocol Assessment for the overall design of GATHER2. The Company expects topline data from the GATHER2 trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis. The Company also plans to initiate a Phase 3 clinical trial evaluating Zimura for patients with intermediate AMD during 2022. The Company expects data from this trial, if positive, together with other supportive data, may be sufficient to file a supplemental new drug application with the FDA and a supplemental marketing authorization application with the European Medicines Agency.

In addition to Zimura, the Company is developing its preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein (“HtrA1”) inhibitor, for GA secondary to AMD and potentially other age-related retinal diseases. Based on current timelines, the Company expects to submit an investigational new drug application to the FDA for IC-500 during the second half of 2022.

The Company’s portfolio also includes two preclinical stage gene therapy product candidates (IC-100 and IC-200)
and several ongoing gene therapy research programs, each of which uses adeno-associated virus (“AAV”) for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan inherited retinal diseases (“IRDs”):

•rhodopsin-mediated autosomal dominant retinitis pigmentosa (“RHO-adRP”), which is characterized by progressive and severe bilateral loss of vision leading to blindness;

•IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy (“Best disease”);

•Leber Congenital Amaurosis type 10 (“LCA10”), which is characterized by severe bilateral loss of vision at or soon after birth;

•STGD1; and

•IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A, and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa.

As the Company focuses its efforts on and prioritizes the development of Zimura, it has been considering its development options for IC-100 and IC-200, which the Company has been developing for RHO-adRP and BEST1-related IRDs, respectively. It currently plans to seek a collaborator or licensee for the future development and potential commercialization of these product candidates.

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
The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Property and Equipment
Property and equipment, which consists mainly of clinical and laboratory equipment, computers, software, other office equipment, and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset.
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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected common stock price volatility	113%	117%	113%	117%
Risk-free interest rate	0.68%-0.84%	0.22%-0.26%	0.31%-0.96%	0.22%-1.34%
Expected term of options (years)	5.2	4.8	5.2	4.6
Expected dividend yield	—	—	—	—
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
The net proceeds from the July 2021 public offering, after deducting underwriting discounts and commissions and other expenses payable by the Company totaling approximately $7.4 million, was approximately $107.8 million.
In June 2020, the Company completed an underwritten public offering in which the Company sold 28,503,220 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase additional shares of the Company’s common stock, at a price to the public of $4.100 per share and at a price to the underwriters of $3.854 per share. The Company also sold to certain investors in lieu of common stock, pre-funded warrants to purchase 1,914,280 shares of its common stock at a price to the public of $4.099 per share underlying each pre-funded warrant, and at a price to the underwriters of $3.853 per share underlying each pre-funded warrant.
Concurrently with the June 2020 public offering, the Company completed a private placement in which the Company sold 8,649,453 shares of its common stock to affiliates of Vivo Capital, LLC and Samsara BioCapital, LP, at a sale price equal to the price to the public in the underwritten public offering.
The net proceeds from the June 2020 public offering and private placement, after deducting underwriting discounts, underwriting and placement agent commissions and other expenses totaling approximately $10.1 million, was approximately $150.1 million.
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
4. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of September 30, 2021 and September 30, 2020, the Company had 3,164,280 pre-funded warrants outstanding, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(24,551)	$(25,450)	$(81,489)	$(59,115)
Weighted average common shares outstanding - basic and dilutive	105,217	92,675	97,370	67,931
Net loss per share of common stock - basic and diluted	$(0.23)	$(0.27)	$(0.84)	$(0.87)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options outstanding	9,089	7,426	9,089	7,426
Restricted stock units	1,903	1,727	1,903	1,727
Total	10,992	9,153	10,992	9,153

5. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of approximately $179.9 million and $66.4 million, respectively. Cash and cash equivalents included cash of $97.0 million at September 30, 2021 and $8.4 million at December 31, 2020. Cash and cash equivalents at September 30, 2021 and December 31, 2020 included $82.9 million and $58.0 million, respectively, of investments in money market funds.
The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. As of September 30, 2021 and December 31, 2020, the Company held available for sale securities of $62.1 million and $143.7 million, respectively, all of which have maturities of less than one year.
The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. The Company has determined that there were no credit losses in fair value of its investments as of September 30, 2021. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
The Company classifies these securities as available for sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.
The Company believes that its existing cash, cash equivalents and available for sale securities as of September 30, 2021 will be sufficient to fund its currently planned capital expenditure requirements and operating expenses for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. See Note 10 to the Financial Statements for information about the Company’s follow-on public offering completed in October 2021.
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$8,999	$—	$—	$8,999
Corporate debt securities	43,614	—	(8)	43,606
Asset-backed securities	9,489	—	(3)	9,486
Total	$62,102	$—	$(11)	$62,091

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$54,225	$8	$—	$54,233
Corporate debt securities	79,282	4	(10)	79,276
Asset-backed securities	10,164	1	—	10,165
Total	$143,671	$13	$(10)	$143,674
The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains (losses) are reported within other comprehensive income in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income associated with the unrealized gain on available for sale securities during the three and nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Three months ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Beginning balance	$3	$—	$3	$—
Current period changes in fair value before reclassifications, net of tax	(14)	1	(14)	1
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—
Total other comprehensive income (loss)	$(14)	$1	(14)	1
Ending balance	$(11)	$1	$(11)	$1
6. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the “2013 Plan”), annual increases have resulted in the addition of an aggregate of approximately 13,081,000 additional shares to the 2013 Plan, including for 2021, an increase of approximately 2,542,000 shares. As of September 30, 2021, the Company had approximately 3,031,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan, and in February 2021 and September 2021, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 600,000 shares, and an additional 1,000,000 shares, respectively, of its common stock for issuance under the plan. As of September 30, 2021, the Company had approximately 1,314,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$1,485	$1,089	$3,997	$3,556
Restricted stock units	1,101	723	2,896	2,411
Employee stock purchase plan	40	35	104	77
Total	$2,626	$1,847	$6,997	$6,044
The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,476	$882	$4,138	$2,986
General and administrative	1,150	965	2,859	3,058
Total	$2,626	$1,847	$6,997	$6,044

Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of September 30, 2021 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2020	8,928	$9.22
Granted	969	$7.84
Exercised	(487)	$2.89
Forfeited	(321)	$4.49
Outstanding, September 30, 2021	9,089	$9.85
Vested and exercisable, September 30, 2021	5,154	$12.71
Vested and expected to vest, September 30, 2021	8,768	$9.99
As of September 30, 2021, there were approximately $15.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 3.0 years.
RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of September 30, 2021 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2020	1,958	$6.95
Awarded	329	$7.44
Vested	(181)	$4.32
Forfeited	(203)	$21.60
Outstanding, September 30, 2021	1,903	$5.76
Outstanding, Expected to vest	1,750	$5.76
As of September 30, 2021, there were approximately $7.5 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 2.7 years.
ESPP
As of September 30, 2021, there were 753,410 shares available for future purchases under the ESPP. There were 27,529 and 32,821 shares issued under the ESPP during the three months ended September 30, 2021 and 2020, respectively. There were 51,951 and 76,402 shares of common stock issued under the ESPP during the nine months ended September 30, 2021 and 2020, respectively. Cash proceeds from ESPP purchases were $146 thousand and $147 thousand during the nine months ended September 30, 2021 and 2020, respectively.
7. Income Taxes
For the three and nine months ended September 30, 2021 and the three months ended September 2020, the Company recorded no income tax benefit. For the nine months ended September 30, 2020, the Company recorded a $3.7 million income tax benefit primarily to reflect a settlement of a local tax audit.
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$82,872	$—	$—
Investments in U.S. Treasury securities	$8,999	$—	$—
Investments in corporate debt securities	$—	$43,606	$—
Investments in asset-backed securities	$—	$9,486	$—

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
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2021.
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. IVERIC bio, Inc., et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. IVERIC bio, Inc., et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. On August 11, 2020, the defendants filed a notice of non-opposition to lead plaintiff's motion for class certification. On April 23, 2021, the court issued an order staying the action until July 1, 2021, 10 days after a mediation scheduled for June 21, 2021. On July 1, 2021, following the June 21, 2021 mediation, the parties notified the court that they had reached an agreement in principle to settle the class action. On September 8, 2021, the parties executed a settlement agreement, which has been submitted to the court for approval. The Company does not expect this settlement, if finalized as currently contemplated, to have a material impact on its financial condition.

On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied its motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee (“SLC”) of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the SLC conducts its investigation.  On May 4, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. By agreement of the parties, the court has since extended the stay through June 26, 2021. The Company also entered into tolling agreements with the defendant directors to December 2021. The SLC and the plaintiffs in this derivative matter and the one described below recently agreed in principle on a settlement and are conducting settlement agreement discussions.
On October 16, 2018, the Company’s board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of the Company’s board of directors. The demand alleges facts that are substantially similar to the facts alleged in the CAC and the Pacheco complaint and asserts claims that are substantially similar to the claims asserted in the Pacheco complaint. On January 30, 2019, the Company’s board of directors received a second shareholder demand from a different shareholder to investigate and commence legal proceedings against certain current and former members of the Company’s board of directors based on allegations that are substantially similar to the allegations contained in the first demand letter. These shareholder demands were referred to a demand review committee of the Company's board of directors. On May 6, 2021, the shareholders who served the October 16, 2018 demand filed a shareholder derivative action against current and former members of the Company’s Board of Directors and certain current and former officers of the Company in the New York Supreme Court, captioned Brian Ferber et al., derivatively on behalf of Ophthotech Corporation v. Axel Bolte et al., Index No. 154462/2021. The complaint asserts the same claims as those asserted in the Pacheco complaint and is based on factual allegations that are materially similar to the allegations in the Pacheco complaint. On June 22, 2021, the parties filed a stipulation staying the Ferber action until 60 days after the SLC concludes its investigation. The Company has entered into tolling agreements with the directors named in the demands to December 2021. The SLC and the plaintiffs in this derivative matter and the one described above recently agreed in principle on a settlement and are conducting settlement agreement discussions.
The Company denies any and all allegations of wrongdoing and intends to vigorously defend against these lawsuits. The Company is unable, however, to predict the outcome of these matters, including that of the settlement agreement discussions, at this time. Moreover, any conclusion of these matters in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by the Company's directors’ and officers’ liability insurance would have a material adverse effect on its financial condition and business. In addition, the litigation could adversely impact the Company's reputation and divert management’s attention and resources from other priorities, including the execution of its business plan and strategies that are important to the Company's ability to grow its business, any of which could have a material adverse effect on the Company's business.
10. Subsequent Events
In October 2021, the Company completed an underwritten public offering in which the Company sold 10,350,000 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase 1,350,000 shares of the Company’s common stock, at a price to the public of $16.75 per share and at a price to the underwriters of $15.745 per share.
The net proceeds from the October 2021 public offering, after deducting underwriting discounts and commissions and other expenses payable by the Company totaling approximately $10.8 million, was approximately $162.6 million.

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

Overview
We are a science-driven biopharmaceutical company focused on the discovery and development of novel treatments for retinal diseases with significant unmet medical needs. We are committed to having a positive impact on patients’ lives by delivering high-quality, safe and effective treatments designed to address debilitating retina diseases including all stages of age-related macular degeneration, or AMD.
Our lead asset is our clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor. We are currently targeting the following diseases with Zimura:
•Geographic Atrophy, or GA, which is the advanced stage of AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision;
•intermediate AMD, which is an earlier stage of AMD that precedes GA; and
•autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited condition characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue, leading to loss of vision.
In July 2021, we completed patient enrollment for GATHER2, our Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We have also received a written agreement from the U.S. Food and Drug Administration, or the FDA, under a Special Protocol Assessment, for SPA, for the overall design of GATHER2. We expect topline data from the GATHER2 trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis. We also plan to initiate a Phase 3 clinical trial evaluating Zimura for patients with intermediate AMD during 2022. We expect data from this trial, if positive, together with other supportive data, may be sufficient to file a supplemental new drug application, or NDA, with the FDA and a supplemental marketing authorization application, or MAA, with the European Medicines Agency, or the EMA.
In addition to Zimura, we are developing our preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitor, for GA secondary to AMD and potentially other age-related retinal diseases. Based on current timelines, we expect to submit an investigational new drug application, or IND, to the FDA for IC-500 during the second half of 2022.
Our portfolio also includes two preclinical stage gene therapy product candidates (IC-100 and IC-200) and several ongoing gene therapy research programs, each of which uses adeno-associated virus, or AAV, for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan inherited retinal diseases, or IRDs:

•rhodopsin-mediated autosomal dominant retinitis pigmentosa, or RHO-adRP, which is characterized by progressive and severe bilateral loss of vision leading to blindness;

•IRDs associated with mutations in the BEST1 gene, including Best vitelliform macular dystrophy, or Best disease;

•Leber Congenital Amaurosis type 10, or LCA10, which is characterized by severe bilateral loss of vision at or soon after birth;

•STGD1; and

•IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A, or Usher 2A, and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa.
As we focus our efforts on and prioritize the development of Zimura, we have been considering our development options for IC-100 and IC-200, which we have been developing for RHO-adRP and BEST1- related IRDs, respectively. We currently plan to seek a collaborator or licensee for the future development and potential commercialization of these product candidates. We do not now expect to initiate a Phase 1/2 clinical trial for IC-200 in 2021. We expect that this re-prioritization of our development programs will allow us to devote an additional $10 million to $15 million to our Zimura development and pre-commercialization efforts between now and the end of 2023.
Research and Development Pipeline
We have summarized the current status of our ongoing research and development programs in the table below.
*We have an option to exclusively in-license intellectual property resulting from these research programs.
Therapeutic Development Programs
Zimura
Zimura, our complement C5 inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity. The following are brief descriptions of our ongoing and planned clinical trials for Zimura, and our manufacturing activities for Zimura.
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

We are focusing on patient retention and continue to closely monitor the COVID-19 pandemic and its potential effect on the trial. We are targeting patient retention for the trial, as measured by the injection fidelity rate through month 12, of greater than 90%. The 12-month injection fidelity rate for our previously completed GATHER1 trial was 87%. The injection fidelity rate is calculated by dividing the total number of actual injections for all patients by the total number of expected injections based on the total number of patients enrolled in the trial.
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
Planned Development of Zimura for Intermediate AMD
Previous Post-Hoc Analyses
As previously disclosed, we conducted post-hoc analyses on the GATHER1 data, in which we evaluated the progression of incomplete Retinal Pigment Epithelial and Outer Retinal Atrophy, or iRORA, to complete Retinal Pigment Epithelial and Outer Retinal Atrophy, or cRORA, and the progression of drusen to iRORA or cRORA, in patients treated with Zimura 2 mg as compared to patients in the corresponding sham group. Drusen, iRORA and cRORA represent progressive stages of AMD.
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
Planned Phase 3 Clinical Trial in Intermediate AMD
We have been encouraged by the post-hoc analyses data and have been planning development of Zimura for earlier stages of AMD. We recently announced aspects of the design of our planned Phase 3 clinical trial evaluating Zimura for patients with intermediate AMD, or the intermediate AMD trial, which we expect to initiate in 2022. Intermediate AMD is an earlier stage of AMD that precedes GA.
We expect the intermediate AMD trial will be an international, randomized, double-masked, sham-controlled, multi-center trial with approximately 200 patients per treatment group. We continue to consider which dosing regimens to evaluate in the trial. We expect to treat and follow all patients for 24 months. We are currently evaluating a specific definition of intermediate AMD for purposes of patient inclusion, as well as a primary endpoint for this trial, in each case, based on imaging criteria and other relevant anatomic features. We expect data from this trial, if positive, together with other supportive data, may be sufficient to file a supplemental NDA with the FDA and supplemental MAA with the EMA. Our plans for the intermediate AMD trial and regulatory strategy in this indication are subject to regulatory feedback, which we plan to obtain before initiating the trial in 2022.
We estimate that, by 2039, there will be approximately six million individuals with drusen in the United States and eight million individuals with drusen in the EU5 countries (France, Germany, Italy, Spain and United Kingdom). Intermediate AMD is a subset of drusen.
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
In July 2020, we reopened enrollment in this trial in the United States. We plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. As we continue to enroll new patients, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. Newly enrolled patients are randomized on a 1:1 basis to be treated with either Zimura 4 mg or sham for 18 months. We have been and plan to remain masked to the treatment group of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial. We expect results from this trial to be available after the 12-month top-line data from the GATHER2 trial.
Zimura Manufacturing
In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. We are working with our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for Zimura drug substance. In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for potential commercial use. We have experienced issues with technology transfer of the existing manufacturing process to this manufacturer, which has resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use both Agilent and the new manufacturer for the future supply of Zimura drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process can be produced consistently, delivering quality product within a range of acceptable specifications. We are continuing analytical method development and qualification with our contract manufacturers and laboratories.
In 2020, we engaged a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We expect that this contract manufacturer will be able to supply sufficient finished Zimura drug product for these two clinical trials. In addition, we are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of Zimura drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. We believe Ajinomoto has the capacity to supply us with finished Zimura drug product with the new vial for our expected commercial supply needs.
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
In early 2021, we completed a review of our IC-500 development program, which we had previously designed to support monthly dosing in our planned first-in-human clinical trial. We believe that we may be able to establish, at an earlier stage of development, a dosing regimen for IC-500 with less frequent dosing than we had previously planned. As a result, we have revised our development plans and timelines for IC-500 with the goal of including both monthly dosing and a less frequent dosing regimen in our first-in-human clinical trial. We have initiated a number of preclinical tolerability and pharmacokinetic and target engagement studies for IC-500 and are planning additional preclinical studies. We are continuing formulation optimization and other manufacturing activities for IC-500. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we expect to submit an IND to the FDA for IC-500 during the second half of 2022.
Gene Therapy Research and Development Programs
IC-100: Product Candidate for RHO-adRP
We have been conducting the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We worked with a gene therapy contract development and manufacturing organization, or CDMO, for preclinical and early-stage clinical supply of IC-100. This CDMO produced, and we released, a cGMP batch of IC-100. In addition, we and the University of Pennsylvania, or Penn, conducted a number of preclinical studies of IC-100 and a natural history study of RHO-adRP patients, including a preclinical toxicology and efficacy study of IC-100 in the naturally occurring canine model of RHO-adRP. We have been considering our development options for this product candidate. We currently plan to seek a collaborator or licensee for the future development and potential commercialization of IC-100.
IC-200: Product Candidate for BEST1-Related IRDs
We have been conducting the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs. We worked with a gene therapy CDMO for preclinical and early-stage clinical supply of IC-200. This CDMO produced, and we released, a cGMP batch of IC-200. In addition, we and Penn conducted a number of preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs, including a preclinical toxicology and efficacy study of IC-200 in the naturally occurring canine model of Best disease. We have been considering our development options for this product candidate and do not now expect to initiate a Phase 1/2 clinical trial for IC-200 in 2021. We currently plan to seek a collaborator or licensee for the future development and potential commercialization of IC-200.
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
The following is a summary of these minigene programs and their status:
•miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS conducted additional experiments to optimize constructs, which were delayed during 2020 because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We have identified a lead construct from this program and are considering preclinical development options for this program.
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
•miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa. UMMS granted us an option to obtain an exclusive license to certain patent applications for this program. Some of the activities in this program were delayed during 2020 as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. UMMS generated and evaluated several USH2A minigene constructs in in vitro experiments and we are planning to evaluate the constructs in animals. The animal experiments have been delayed as a result of transitioning the work from UMMS to us. We expect to receive preliminary results from this program during the first half of 2022.
Impact of COVID-19
Beginning in March 2020, the COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:
•Clinical Trial Operations. In March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. As we initiated patient enrollment in June 2020, we and our clinical trial sites implemented new health and safety practices to mitigate the effects of the COVID-19 pandemic and to support patients and site staff. In addition, we added more than 30 new sites to the GATHER2 trial to help with patient recruitment. Although we have since completed patient enrollment in GATHER2, we may face difficulties in retaining patients or maintaining scheduled visits to the extent patients are affected by the virus or lockdown measures or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the pandemic, and that a number of patients in our Latin America sites for GATHER2 missed visits because of the COVID-19 pandemic. We do not yet know whether the number of missed visits will increase or decrease in the GATHER2 or STAR trials, or what the impact of missed visits may be on patient retention in those trials or the trial results, especially because we are masked to the treatment of patients during the conduct of the trials. We have been and continue to monitor the situation closely. For a more detailed discussion of the impact of the COVID-19 pandemic on our clinical trial operations, please see the Risk Factor titled, “The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the retention of patients for our GATHER2 clinical trial and patient recruitment and retention for our STAR clinical trial. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming”.

•Third-Party Collaborators and Vendors. Many of our third-party contract manufacturers, academic research collaborators and contract research organizations limited their operations and staff during the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our gene therapy research programs. Recently, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. For example, this situation has limited the number of contract research organizations and their availability for conducting a number of planned preclinical studies for IC-500, which caused us to modify our plans for these studies, including by performing internally some of the activities originally planned to be conducted by outside vendors. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.
•Supply Chain and Materials. Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation. Furthermore, we recently learned that the new manufacturer we are working with for supply of Zimura drug substance has experienced issues with procuring an important raw material common to many manufacturing processes, which occurred due to recent supply chain interruptions and caused a slight delay to our manufacturing timelines with this contract manufacturer.
•Remote Working. We instituted company-wide remote working starting in March 2020. We are planning for a gradual return to working in our offices and expect to continue to work mostly remote for the near future. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three months or nine months ended September 30, 2021. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants of the virus, the actions taken to contain it or lessen its impact, including the availability, effectiveness and administration of vaccines, and the economic impact on local, regional, national and international markets. For example, the FDA has approved the use of three booster shots for certain individuals because of decreases in efficacy. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Management's Discussion and Analysis of Results of Operations and Financial Position and the Risk Factors contained in this Quarterly Report on Form 10-Q.
Business Development and Financing Activities
As we continue the development of our product candidates and programs, prepare for potential commercialization of Zimura and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We plan to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases, with a focus on sustained release delivery technologies for Zimura. In addition, we continue to explore potential collaboration and out-licensing opportunities for the future development and potential commercialization of our product candidates, including potential collaboration opportunities for the future development and potential commercialization of Zimura in one or more territories outside the United States and collaboration and out-license opportunities for the future development and potential commercialization of IC-100 and IC-200.

For information about our follow-on public offerings that we completed in July 2021 and October 2021, please see the Liquidity and Capital Resources section of Management' s Discussion and Analysis of Financial Condition and Results of Operations. We expect to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals.
Financial Matters
As of September 30, 2021, we had cash, cash equivalents and available for sale securities of $242 million. In October 2021, we raised approximately $162.6 million in net proceeds in an underwritten public offering of common stock. We now estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $375 million and $385 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura in GA and STGD1 and the initiation of an intermediate AMD clinical trial, preparation and potential filing of an NDA and a MAA for Zimura in GA secondary to AMD, continuing preparations for a potential commercial launch of Zimura in GA secondary to AMD, investing in sustained release delivery technologies for Zimura, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of Zimura, such as sales force expenses, any additional expenditures related to potentially studying Zimura in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Zimura	$11,509	$10,640	$37,533	$19,616
IC-500: HtrA1	348	280	1,320	1,098
IC-100: RHO-adRP	(272)	2,920	933	7,328
IC-200: BEST1	724	1,361	2,685	4,877
Other gene therapy	15	56	11	920
Prior product candidate Fovista	2	(792)	(7)	(754)
Personnel-related	4,277	3,330	13,247	8,783
Share-based compensation	1,476	882	4,138	2,986
Other	(144)	164	112	457
	$17,935	$18,841	$59,972	$45,311
As we continue our ongoing clinical trials, plan for and initiate clinical development of Zimura in intermediate AMD and continue our ongoing and planned manufacturing activities for Zimura, we expect our research and development expenses for Zimura to increase. We expect our research and development expenses for IC-500 to increase as we continue preclinical development. We expect our research and development expenses for IC-100 and IC-200 to decrease for the foreseeable near future. We expect our research and development expenses for our miniCEP290 program and other gene therapy research programs to remain largely unchanged as we continue those programs. Our research and development expenses may increase if we in-license or acquire any new product candidates or technologies or if we commence any new development programs.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, legal, finance, business development, commercial operations, human resources, investor relations and information technology functions. Other general and administrative expenses include facility costs and professional fees for legal, including patent-related, services and expenses, consulting and accounting services, and travel expenses.
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

Results of Operations
Comparison of Three Month Periods Ended September 30, 2021 and 2020

	Three months ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$17,935	$18,841	$(906)
General and administrative	6,648	6,643	5
Total operating expenses	24,583	25,484	(901)
Loss from operations	(24,583)	(25,484)	(901)
Interest income	42	33	9
Other expense, net	(10)	1	(11)
Loss before income tax benefit	(24,551)	(25,450)	(899)
Income tax benefit	—	—	—
Net loss	$(24,551)	$(25,450)	$(899)
Research and Development Expenses
Our research and development expenses were $17.9 million for the three months ended September 30, 2021, a decrease of $0.9 million compared to $18.8 million for the three months ended September 30, 2020. The decrease in research and development expenses for the three months ended September 30, 2021 was primarily due to a $3.2 million decrease in costs associated with IC-100 and a $0.6 million decrease in costs associated with IC-200. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities. The decreased cost for IC-100 and IC-200 were partially offset by a $1.5 million increase in personnel costs, including share-based compensation associated with additional research and development staffing and a $0.9 million increase in costs associated with Zimura. The increased costs for Zimura were primarily due to the ongoing progress and the commencement of patient recruitment activities for our GATHER2 trial and increased manufacturing activities.
General and Administrative Expenses
Our general and administrative expenses were $6.6 million for the three months ended September 30, 2021, unchanged from the three months ended September 30, 2020. For the three months ended September 30, 2021, the increases in personnel costs, including share-based compensation and external costs, including consulting costs associated with pre-commercialization activities and other administrative costs necessary to support our operations was offset by a decrease in legal costs associated with litigation.
Interest Income
Interest income for the three months ended September 30, 2021 was $42 thousand compared to interest income of $33 thousand for the three months ended September 30, 2020.
Income Tax Benefit
For the three months ended September 30, 2021, the Company recorded no income tax benefit. For the three months ended September 30, 2020, the Company recorded no income tax benefit.

Comparison of Nine Month Periods Ended September 30, 2021 and 2020

	Nine months ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	59,972	45,311	$14,661
General and administrative	21,688	17,930	3,758
Total operating expenses	81,660	63,241	18,419
Loss from operations	(81,660)	(63,241)	18,419
Interest income	184	437	(253)
Other expense, net	(13)	(6)	7
Loss before income tax benefit	(81,489)	(62,810)	18,679
Income tax benefit	—	3,695	(3,695)
Net loss	(81,489)	(59,115)	$22,374
Research and Development Expenses
Our research and development expenses were $60.0 million for the nine months ended September 30, 2021, an increase of $14.7 million compared to $45.3 million for the nine months ended September 30, 2020. The increase in research and development expenses for the nine months ended September 30, 2021 was primarily due to a $17.9 million increase in costs associated with Zimura, and a $5.6 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. These increases were partially offset by a $6.4 million decrease in costs associated with IC-100 and a $2.2 million decrease in costs associated with IC-200. The increased costs for Zimura were primarily due to the continued patient recruitment activities for our GATHER2 trial and increased manufacturing activities. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $21.7 million for the nine months ended September 30, 2021, an increase of $3.8 million, compared to $17.9 million for the nine months ended September 30, 2020. The increase in general and administrative expenses for the nine months ended September 30, 2021 was primarily due to an increase in external costs, including legal and consulting costs associated with litigation, pre-commercialization activities and other administrative costs necessary to support our operations.
Interest Income
Interest income for the nine months ended September 30, 2021 was $0.2 million compared to interest income of $0.4 million for the nine months ended September 30, 2020. The decrease in interest income was primarily due to the decrease in interest rate yields.
Income Tax Benefit
For the nine months ended September 30, 2021, we recorded no income tax benefit. For the nine months ended September 30, 2020, we recorded an income tax benefit of $3.7 million primarily to reflect a settlement of a local tax audit.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under the Novo Holdings A/S Agreement, our initial public offering, which we closed in September 2013, funds we received under a prior agreement with Novartis Pharma AG related to the licensing and commercialization of Fovista, funds we received in connection with our acquisition of Inception 4, Inc., or Inception 4, in October 2018 and our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021 and October 2021, including the sale of pre-funded warrants in December 2019 and June 2020. We do not have any committed external source of funds.

We currently have an effective universal shelf registration statement on Form S-3, or the March 2021 Shelf Registration, on file with the SEC registering for sale from time to time up to $300.0 million of common stock, preferred stock, debt securities, depositary shares, subscription rights, warrants and/or units in one or more registered offerings, of which $100.0 million may be offered, issued and sold under an “at-the-market” Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC. We also have an automatically effective shelf registration statement on Form S-3, or the October 2021 Shelf Registration, pursuant to which we may offer and sell an indeterminate amount of shares of common stock, preferred stock, debt securities, depositary shares, subscription rights, warrants and/or units in one or more registered offerings.
In July 2021, we closed an underwritten public offering in which we sold 13,397,500 shares of our common stock under the March 2021 Shelf Registration, which included the exercise in full of the underwriters’ option to purchase an additional 1,747,500 shares of our common stock, at a price to the public of $8.60 per share and at a price to the underwriters of $8.084 per share. The net proceeds from the public offering, after deducting underwriting discounts and commissions and other offering expenses payable by us totaling approximately $7.4 million, was approximately $107.8 million.
In October 2021, we closed an underwritten public offering in which we sold 10,350,000 shares of our common stock, under the October 2021 Shelf Registration, which included the exercise in full of the underwriters’ option to purchase an additional 1,350,000 shares of our common stock, at a price to the public of $16.750 per share and at a price to the underwriters of $15.745 per share. The net proceeds from the public offering, after deducting underwriting discounts and commissions and other offering expenses payable by us totaling approximately $10.8 million, was approximately $162.6 million.
We have not yet issued and sold any shares of our common stock under the ATM Agreement.
Cash Flows
As of September 30, 2021, we had cash, cash equivalents and available for sale securities totaling $242.0 million and no debt. We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, certain asset-backed securities and certain investment-grade corporate debt securities.
The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(76,125)	$(45,028)
Investing Activities	80,202	(108,305)
Financing Activities	109,429	150,453
Net change in cash and cash equivalents	$113,506	$(2,880)
Cash Flows from Operating Activities
Net cash used in operating activities in the nine months ended September 30, 2021 and September 30, 2020 related primarily to net cash used to fund our Zimura clinical trials and manufacturing activities, our preclinical development of IC-500, IC-100 and IC-200, our gene therapy research programs and to support our general and administrative operations.
See “—Funding Requirements” below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2021 was $80.2 million, which related to the maturities and purchases of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2020 was $108.3 million, which related to the purchase of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $109.4 million for the nine months ended September 30, 2021 and $150.5 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of proceeds of $107.8 million from our follow-on public offering in July 2021 Net cash provided by financing activities for the nine months ended September 30, 2020, consisted primarily of net proceeds of $150.1 million from our June 2020 follow-on public offering and private placement of our common stock.

Funding Requirements
Zimura is in clinical development, IC-500 is in preclinical development, and we are advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including sustained release delivery technologies for Zimura and any promising product candidates that emerge from our gene therapy research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We expect to start incurring these expenses as we prepare for the potential commercialization of Zimura. We are party to agreements with Archemix with respect to Zimura, the former equityholders of Inception 4 with respect to IC-500, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn, with respect to IC-100 and IC-200, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•continue the development of Zimura in GA and STGD1 and initiate development of Zimura in intermediate AMD and potentially other indications;
•expand our outsourced manufacturing capabilities for Zimura and IC-500 and begin to establish commercial operations and sales, marketing and distribution capabilities for Zimura;
•prepare an NDA and an MAA for Zimura and seek marketing approval for any product candidates that successfully complete clinical trials;
•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, such as sustained release delivery technologies for Zimura;
•continue the development of IC-500 and pursue our gene therapy research programs;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, commercial, medical affairs, regulatory, pharmacovigilance, manufacturing, quality control, quality assurance and scientific personnel; and
•expand our general and administrative functions to support our future growth.
As of September 30, 2021, we had cash, cash equivalents and available for sale securities of $242 million. In October 2021, we raised approximately $162.6 million in net proceeds in an underwritten public offering of common stock. We now estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $375 million and $385 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura in GA and STGD1 and the initiation of an intermediate AMD clinical trial, preparation and potential filing of an NDA and a MAA for Zimura in GA secondary to AMD, continuing preparations for a potential commercial launch of Zimura in GA secondary to AMD, investing in sustained release delivery technologies for Zimura, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of Zimura, such as sales force expenses, any additional expenditures related to potentially studying Zimura in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs and results of our current and future Zimura clinical programs and any further development we may undertake to enable us to file an NDA and an MAA for Zimura in one or more indications;
•the scope, progress, costs and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with Zimura and our other product candidates;
•the timing, scope and costs of establishing a commercial infrastructure for potential commercialization of Zimura and for any other product candidates for which we receive, or expect to receive, marketing approval;
•the costs, timing and outcome of regulatory filings and reviews of our product candidates, including the potential submission and regulatory review of an NDA and an MAA for Zimura in GA;
•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including a potential collaboration for the further development and potential commercialization of Zimura in one or more territories outside the United States and a collaboration or out-license for the further development and potential commercialization of IC-100 and IC-200;
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including sustained release delivery technologies for Zimura;
•the scope, progress, costs and results of our efforts to develop IC-500, including activities to establish manufacturing capabilities and other preclinical development activities to enable us to file an IND for this product candidate;
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
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue with manufacturing, such as issues with process development, scale-up and validation, or establishing and qualifying second source suppliers and ensuring adequate inventory for our expected needs, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, or if we modify or further expand the scope of our clinical trials, preclinical development programs or gene therapy research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with other available data, will be sufficient to support an application for marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial, or conduct additional clinical trials or nonclinical studies of Zimura in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 or STAR trials, including slowing patient enrollment in STAR or causing enrolled patients in either trial to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2021:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Sponsored Research (1)	$720	$720	$—	$—	$—
Purchase Obligations (2)	8,145	8,145	—	—	—
Operating Leases (3)	1,864	989	875	—	—
Total (4)	$10,729	$9,854	$875	$—	$—

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available for sale securities of $242.0 million as of September 30, 2021, consisting of cash and investments in money market funds, U. S. Treasury securities, corporate debt securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CDMOs, CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2021, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business Plan, Financial Position and Need for Additional Capital
We are a development-stage company without any commercial products. The value of our company, therefore, is highly dependent on the success of Zimura and our other research and development efforts and the amount of our available cash. Our research and development programs, which are focused on novel therapies and technologies, carry significant scientific and other risks. If any of these programs are not successful, the value of your investment may decline.
 We are a development-stage company without any approved products. Our growth prospects and the future value of our company are highly dependent on the progress of our research and development programs, including our ongoing and any future clinical trials for Zimura, our preclinical development program for IC-500, and our gene therapy research programs. In particular, we are highly dependent on the success of Zimura, and any delays or issues with its further development, its potential marketing approval, or its potential commercialization will likely cause the value of your investment to decline significantly. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.
We may encounter unforeseen difficulties, complications, delays, expenses and other known and unknown factors. We may never be successful in developing or commercializing any of our product candidates or other programs. There is a high rate of failure in pharmaceutical research and development. Even if we have promising preclinical or clinical candidates, their development could fail at any time. Our failure could be due to unexpected scientific, safety or efficacy issues with our product candidates and other programs, invalid hypotheses regarding the molecular targets and mechanisms of action we choose to pursue or unexpected delays in our research and development programs resulting from applying the wrong criteria or experimental systems and procedures to our programs or lack of experience or other factors, including disruptions resulting from the COVID-19 pandemic, with the possible result that none of our product candidates or other programs result in the development of marketable products. We have not yet demonstrated our ability to successfully complete the development of a pharmaceutical product, including completion of large-scale, pivotal clinical trials with safety and efficacy data sufficient to obtain marketing approval or activities necessary to apply for and obtain marketing approval, including the qualification of a commercial manufacturer through a pre-approval inspection with regulatory authorities. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company having a product development focus to a company capable of commercializing pharmaceutical products. At this time, we are beginning to hire commercialization personnel and build a commercial infrastructure for the potential commercialization of Zimura, if approved. We may not be successful in such a transition, as our company has never conducted the sales, marketing, manufacturing and distribution activities necessary for successful product commercialization.
Because the value of our company is largely based on the prospects for our research and development programs and their potential to result in therapies capable of achieving marketing approval and generating future revenues, any failure, delay or setback for these programs will likely have a negative impact on the value of your investment. In addition, even if we are successful in advancing the research and development of IC-500, which is currently in preclinical development, the value of our common stock may not rise in a meaningful way. As we continue to invest in our research and development programs to generate data to support further development or applications to obtain marketing approval for commercialization, the amount of our available cash will continue to decline until we raise additional finances.

We have a history of significant operating losses. We expect to continue to incur losses until such time, if ever, that we successfully commercialize our product candidates and may never achieve or maintain profitability.
Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021 and October 2021. As of September 30, 2021, we had an accumulated deficit of $646.6 million. Our net loss was $81.5 million for the nine months ended September 30, 2021 and we expect to continue to incur significant operating losses for the foreseeable future.

Zimura is in clinical development, IC-500 is in preclinical development, and we are advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including sustained release delivery technologies for Zimura and any promising product candidates that emerge from our gene therapy research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We expect to start incurring these expenses as we prepare for the potential commercialization of Zimura. We are party to agreements with Archemix with respect to Zimura, the former equityholders of Inception 4 with respect to IC-500, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn, with respect to IC-100 and IC-200, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•continue the development of Zimura in GA and STGD1 and initiate development of Zimura in intermediate AMD and potentially other indications;
•expand our outsourced manufacturing capabilities for Zimura and IC-500 and begin to establish commercial operations and sales, marketing and distribution capabilities for Zimura;
•prepare an NDA and an MAA for Zimura and seek marketing approval for any product candidates that successfully complete clinical trials;
•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, such as sustained release delivery technologies for Zimura;
•continue the development of IC-500 and pursue our gene therapy research programs;
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

We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize Zimura or any of our other product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate one or more of our product development programs or commercialization efforts. We may require additional funding beyond what we currently expect or sooner than we currently expect.
As of September 30, 2021, we had cash, cash equivalents and available for sale securities of $242 million. In October 2021, we raised approximately $162.6 million in net proceeds in an underwritten public offering of common stock. We now estimate that our year-end 2021 cash, cash equivalents and available for sale securities will range between $375 million and $385 million. We also estimate that our cash, cash equivalents and available for sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura in GA and STGD1 and the initiation of an intermediate AMD clinical trial, preparation and potential filing of an NDA and a MAA for Zimura in GA secondary to AMD, continuing preparations for a potential commercial launch of Zimura in GA secondary to AMD, investing in sustained release delivery technologies for Zimura, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of Zimura, such as sales force expenses, any additional expenditures related to potentially studying Zimura in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs and results of our current and future Zimura clinical programs and any further development we may undertake to enable us to file an NDA and an MAA for Zimura in one or more indications;
•the scope, progress, costs and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with Zimura and our other product candidates;
•the timing, scope and costs of establishing a commercial infrastructure for potential commercialization of Zimura and for any other product candidates for which we receive, or expect to receive, marketing approval;
•the costs, timing and outcome of regulatory filings and reviews of our product candidates, including the potential submission and regulatory review of an NDA and an MAA for Zimura in GA;
•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including a potential collaboration for the further development and potential commercialization of Zimura in one or more territories outside the United States and a collaboration or out-license for the further development and potential commercialization of IC-100 and IC-200;
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including sustained release delivery technologies for Zimura;
•the scope, progress, costs and results of our efforts to develop IC-500, including activities to establish manufacturing capabilities and other preclinical development activities to enable us to file an IND for this product candidate;
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
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply, if we experience an issue with manufacturing, such as issues with process development, scale-up and validation, or establishing and qualifying second source suppliers and ensuring adequate inventory for our expected needs, if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data, or if we modify or further expand the scope of our clinical trials, preclinical development programs or gene therapy research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct. For example, we are conducting the GATHER2 trial with the expectation that data collected from such trial, if it is positive, together with other available data, will be sufficient to support an application for marketing approval in the United States and the European Union and we may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial, or conduct additional clinical trials or nonclinical studies of Zimura in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 or STAR trials, including slowing patient enrollment in STAR or causing enrolled patients in either trial to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
In March 2021, we filed a shelf registration statement on Form S-3, or the March 2021 Shelf Registration, pursuant to which we may offer and sell shares of common stock, debt securities and other securities for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $100.0 million from time to time pursuant to an “at-the-market” sales agreement, or the ATM Agreement, we entered into in March 2021 with Cowen and Company, LLC, or Cowen, as agent, subject to the terms and conditions described in the ATM Agreement and SEC rules and regulations. In July 2021, we issued and sold 13,397,500 shares of our common stock in an underwritten public offering under the March 2021 Shelf Registration. We have not yet issued and sold any shares of common stock under our “at-the-market” offering program. In addition, in October 2021, we filed an automatically effective shelf registration statement, or the October 2021 Shelf Registration, under which we may issue an indeterminate amount of shares of common stock, debt securities and other securities. In October 2021, we issued and sold 10,350,000 shares of our common stock in an underwritten public offering under the October 2021 Shelf Registration. If we make further sales under the March 2021 Shelf Registration or the October 2021 Shelf Registration or if we make sales under our “at-the-market” offering program, the sales could dilute our stockholders, reduce the trading price of our common stock or impede our ability to raise future capital.
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
The COVID-19 pandemic, which is a fluid and evolving situation, has adversely affected and may continue to negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. In addition, the pandemic has caused substantial disruptions in the financial markets and economies, which could adversely affect our business and operations.
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
Beginning in March 2020, the COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:

•Clinical Trial Operations. In March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. As we initiated patient enrollment in June 2020, we and our clinical trial sites implemented new health and safety practices to mitigate the effects of the COVID-19 pandemic and to support patients and site staff. In addition, we added more than 30 new sites to the GATHER2 trial to help with patient recruitment. Although we have since completed patient enrollment in GATHER2, we may face difficulties in retaining patients or maintaining scheduled visits to the extent patients are affected by the virus or lockdown measures or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the pandemic, and that a number of patients in our Latin America sites for GATHER2 missed visits because of the COVID-19 pandemic. We do not yet know whether the number of missed visits will increase or decrease in the GATHER2 or STAR trials, or what the impact of missed visits may be on patient retention in those trials or the trial results, especially because we are masked to the treatment of patients during the conduct of the trials. We have been and continue to monitor the situation closely. For a more detailed discussion of the impact of the COVID-19 pandemic on our clinical trial operations, please see the Risk Factor titled, “The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the retention of patients for our GATHER2 clinical trial and patient recruitment and retention for our STAR clinical trial. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming”.
•Third-Party Collaborators and Vendors. Many of our third-party contract manufacturers, academic research collaborators and contract research organizations limited their operations and staff during the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our gene therapy research programs. Recently, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. For example, this situation has limited the number of contract research organizations and their availability for conducting a number of planned preclinical studies for IC-500, which caused us to modify our plans for these studies, including by performing internally some of the activities originally planned to be conducted by outside vendors. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.
•Supply Chain and Materials. Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 experienced a shortage in obtaining one of the raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation. Furthermore, we recently learned that the new manufacturer we are working with for supply of Zimura drug substance has experienced issues with procuring an important raw material common to many manufacturing processes, which occurred due to recent supply chain interruptions and caused a slight delay to our manufacturing timelines with this contract manufacturer.
•Remote Working. We instituted company-wide remote working starting in March 2020. We are planning for a gradual return to working in our offices and expect to continue to work mostly remote for the near future. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Starting in late 2020, many countries and regions, including many states in the United States, have experienced, and are recently experiencing, a surge in the number of new cases, including as a result of new variants to the SARS-COV-2 virus, which have caused public health authorities to reimpose restrictive measures. In addition, although the FDA has fully approved one vaccine for this disease and has granted emergency use authorization to two other vaccines, there continue to be challenges with increasing the percentage of vaccinated individuals among the general population, and the long-term safety and efficacy and ability of these vaccines to slow transmission, including against new variants of the virus, are largely unknown. In the United States and some other countries, vaccine mandates remain controversial and the reluctance of many individuals to get COVID-19 vaccines may affect the work of our vendors and other third parties providing services for us. In addition, many countries, including several countries where we are conducting the GATHER2 and STAR trials, are lagging behind the United

States in administering vaccines to their populations and experiencing longer or more extensive surges in COVID-19 cases. As a result, governments may continue to deploy measures to contain the pandemic for a prolonged period of time. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants of the virus, the actions taken to contain it or lessen its impact, including the availability, effectiveness and administration of vaccines, and the economic impact on local, regional, national and international markets. For example, the FDA has approved the use of three booster shots for certain individuals because of decreases in efficacy. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
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
Our strategy of obtaining additional rights to products, product candidates or technologies for the treatment of retinal diseases may not be successful. We may not be successful in obtaining rights to and developing a sustained release delivery technology for Zimura.
An element of our strategy over the past few years has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling retina opportunities. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements for product candidates and other technologies intended to treat retinal diseases. We plan to continue to evaluate additional opportunities to in-license or acquire products, product candidates and technologies on a selective and targeted basis, with a focus on sustained release delivery technologies for Zimura. We may also continue to consider other alternatives, including mergers, acquisitions, asset purchases or sales and/or other transactions involving our company as a whole or other collaboration transactions, including potential collaboration or out-license opportunities for further development and potential commercialization of Zimura in one or more territories outside the United States and collaboration or out-license opportunities for further development of IC-100 and/or IC-200. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.
We may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. For potential sustained release delivery technologies, that process typically involves conducting a feasibility study of Zimura formulated with the sustained release delivery technology and analyzing the resulting formulation, which can be time-consuming, costly and uncertain in outcome. If a formulation is promising based on the analytical results, we could then proceed to negotiate a longer term collaboration. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or technology is lengthy and complex. With respect to potential product candidates or technologies for which we have entered into option agreements or sponsored research agreements for which we have option rights, our agreements generally do not have fixed economic or other key terms for definitive agreements, and we may not obtain favorable terms if and when we choose to exercise our option to acquire or in-license any product candidates or technologies.
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
Further, any product candidate that we acquire or in-license would most likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. For potential sustained release delivery technologies with Zimura, we expect any promising technologies would require extensive preclinical and clinical testing and investment in manufacturing before any potential approval by the FDA or other regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate would not be shown to be sufficiently safe and effective for approval by regulatory authorities.
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

We and certain of our current and former board members and executive officers were named as defendants in lawsuits that could result in substantial costs and divert management’s attention. We are in the process of settling those lawsuits but the settlements are not yet final.
We and certain of our current and former executive officers were named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for our prior product candidate Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers were also named as defendants in two shareholder derivative actions initiated in August 2018 and May 2021 respectively, which generally allege that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. On September 8, 2021, the parties in the class action executed a settlement agreement, which has been submitted to the court for approval. We expect our directors’ and officers’ liability insurance to cover the costs of the settlement, including plaintiff counsel’s fees. The shareholder derivative actions were stayed while a special litigation committee of our board of directors, or the SLC, investigated the allegations contained in the complaints. The SLC and the plaintiffs for the derivative matters recently agreed in principle on a settlement and are conducting settlement agreement discussions. We are unable, however, to predict the outcome of these matters, including that of the settlement agreement discussions, at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance could have a material adverse effect on our financial condition and business. In addition, the litigation, including in responding to discovery requests, has caused our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Regardless of whether these lawsuits are finally settled, additional lawsuits may be filed against us.
Risks Related to Product Development and Commercialization

Companies in our industry face a wide range of challenging activities, each of which entails separate, and in many cases substantial, risk.
The long-term success of our company, and our ability to become profitable as a biopharmaceutical company, will require us to be successful in a range of challenging activities, including:

•designing, conducting and successfully completing preclinical research and development activities, including preclinical efficacy and IND-enabling studies, for our product candidates;

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
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, we must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are pursuing, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the preclinical studies we are conducting and planning to conduct for IC-500, may fail at any point or produce unacceptable or inconclusive results for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans. For example, we observed different findings across the two different species in which we tested IC-100 in preclinical toxicology studies, which we planned to discuss with the FDA before submitting an IND. The FDA advised, in lieu of this meeting, additional discussion should be conducted during the 30-day IND review period following IND submission. At this time, we are planning to seek a collaborator or licensee for the further development of this product candidate.
Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our pivotal Phase 3 Fovista program for the treatment of wet AMD failed to produce positive safety and efficacy data that support the use of Fovista in wet AMD, despite the results from preclinical testing and earlier clinical trials of Fovista, including a large Phase 2b trial with a statistically significant efficacy signal. Additionally, although the 18-month results from our GATHER1 trial supported the 12-month results in this trial, at which time Zimura met the prespecified primary endpoint in reducing the mean rate of GA growth in patients with GA with statistical significance across both the Zimura 2 mg and Zimura 4 mg treatment groups when compared to the corresponding sham control groups while maintaining a favorable safety profile, these results may not be replicated in the GATHER2 trial or any future trials we may conduct for Zimura in GA or other indications. The results of our planned Phase 3 clinical trial studying Zimura in intermediate AMD may not replicate the results we observed after conducting post-hoc analyses of the GATHER1 data and the Phase 3 clinical trial may not be adequately powered to detect a difference in the primary endpoint with statistical significance. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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

•the supply or quality of our product candidates or other materials necessary to conduct preclinical development and clinical trials of our product candidates may be insufficient or we may face delays in the manufacture and supply of our product candidates for any number of reasons, including as a result of interruptions in our supply chain, including in relation to the procurement or quality of starting materials, such as the polyethylene glycol, or PEG, and dichloroacetic acid, or DCA, used for the manufacture of Zimura, and issues with the packaging, distribution, storage and import/export of materials and products;

•we or our contract research organizations may be unable to complete necessary analytical method development for testing our product candidates;

•we may not be able to successfully scale up or validate a manufacturing process for one or more of our product candidates, including the manufacturing process for Zimura, and may need to rely on second source suppliers for adequate supply of drug substance and/or drug product in line with our needs and expectations;

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

•as there are no therapies approved for GA, intermediate AMD, or Stargardt disease, in either the United States or the European Union, the regulatory pathway for product candidates in those indications, including the selection of efficacy endpoints and their clinical meaningfulness, is highly uncertain;

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

Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. The progress of our clinical trials may be dependent on macro-economic events beyond our control, such as the COVID-19 pandemic. For example, the pandemic and governmental measures instituted in response to the pandemic have caused a number of missed visits in the GATHER2 trial and may cause additional patients to miss visits or drop out of the trial, which could result in missing data from this trial. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process or for other reasons. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA secondary to AMD in a manner sufficient to support an application for marketing approval to the FDA are based on the Special Protocol Assessment, or SPA, we recently received from the FDA for the GATHER2 trial and our review of the 12-month and 18-month data from the GATHER1 trial. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA may change as we continue to have interactions with the FDA and potentially with the EMA and other regulatory authorities, as we conduct our GATHER2 trial, and as new regulatory or third party information, including that of our competitors, third-party clinical data or information from prospective collaborators or licensees, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.

Our development of Zimura is based on a novel mechanism of action that is unproven in GA, intermediate AMD and STGD1 and poses a number of scientific and other risks, and we may not be successful in developing Zimura in the indications we are pursuing or in any other indication we may choose to pursue.

We are currently targeting GA and intermediate AMD, which are an advanced form and an earlier form of AMD, respectively, and STGD1 with Zimura. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors of the complement system as potential pharmaceutical treatments for GA secondary to AMD, and that the results from our GATHER1 trial of Zimura in GA and from a competitor’s trials of its complement inhibitor in GA support our view, this approach may not prove successful for treating GA secondary to AMD in a clinically meaningful way. Similarly, although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of STGD1, we have not yet completed a clinical trial assessing Zimura for the treatment of STGD1 and do not have any unmasked data regarding the efficacy of Zimura in this indication. As a result, this approach may not prove clinically successful.

Zimura is designed to inhibit complement protein C5. There are no FDA or EMA approved products that utilize C5 inhibition as a mechanism of action to treat GA, intermediate AMD or STGD1. There have been other investigational products using complement inhibition as a mechanism of action for the treatment of GA, including inhibition of C5, that ultimately proved to be unsuccessful. Even though our GATHER1 trial of Zimura in GA met its prespecified primary endpoint at month 12 and continued to show positive treatment effect at month 18, this mechanism of action may not prove safe and effective for the treatment of GA, intermediate AMD, STGD1 or any other indication for which we may develop Zimura.

We are planning to initiate clinical development of Zimura in intermediate AMD based on results from a post-hoc analysis of data from our GATHER1 trial. Although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of intermediate AMD, we have not yet conducted a clinical trial assessing Zimura for the treatment of intermediate AMD. Intermediate AMD is a developing field of study whose patient population continues to be defined by, and any primary endpoints used to assess any treatments are new for, the medical community, and as such, the patient population and primary endpoint we choose for our planned Phase 3 clinical trial may not be accepted by regulators. We intend to seek regulatory feedback before initiating this trial in 2022, and regulatory authorities may disagree with our development and regulatory plans and strategy. We may also decide to pursue clinical development of Zimura for other indications, including those we previously studied such as wet AMD and IPCV. Similar to GA and STGD1, Zimura, and the use of C5 inhibition, are unproven in those indications and we may not be successful in our efforts to develop Zimura for those indications.

The GATHER2 trial may yield results that are different from the results observed in the GATHER1 trial. An unfavorable result from the GATHER2 trial likely would materially and adversely affect our ability to obtain approval for Zimura in GA.

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

Our intended regulatory pathway for generating sufficient safety and efficacy data to apply for and potentially obtain marketing approval for Zimura for GA is subject to several assumptions, including that we may be able to rely on the results from our GATHER1 and GATHER2 trials. Although we received a written agreement from the FDA under a SPA for the overall design of GATHER2 and the FDA indicated that as part of a future NDA submission, it will consider the GATHER1 data using the original prespecified primary efficacy endpoint analysis, together with the new FDA preferred method that we are using for GATHER2, the FDA, the EMA or other regulatory authorities may not accept the design or results of the GATHER1 or GATHER2 trials. We may decide to or may be required to enroll additional patients, collect additional safety data or conduct additional clinical trials or nonclinical studies to seek or obtain approval for Zimura in GA.

Based on the results of our GATHER1 trial, additional statistical analysis we have performed and discussions we have had with the FDA, we believe that the efficacy results from this trial would satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth over 12 months, measured by FAF based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area, is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision, and that data from the GATHER1 trial is robust. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth, calculated using the square root transformation, is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We are not currently planning to include visual function measures as primary or secondary efficacy endpoints in the GATHER2 trial and vision will be assessed as a safety endpoint. The FDA, the EMA or other regulatory authorities may disagree with our conclusion regarding the robustness of the data from the GATHER1 trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. Even if we meet with the FDA, EMA or other regulatory authorities, we likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the sufficiency or robustness of the data from our clinical trials, including the GATHER1 trial, until such time as we submit an application for marketing approval and receive a response from the applicable authority. If the GATHER1 trial results are not considered robust, or if regulatory authorities do not accept the study designs of GATHER1 or GATHER2, including our selected primary efficacy endpoints, then in order to seek marketing approval we may need to conduct, in addition to the GATHER2 trial, one or more additional, adequate and well-controlled clinical trials that meet the applicable regulatory requirements in order to obtain marketing approval.

In parallel discussions with those for the GATHER2 SPA, the FDA indicated that, as part of a future NDA for Zimura, it would consider the results from GATHER1 using the original prespecified primary efficacy endpoint analysis, together with a post-hoc analysis we performed using the FDA-preferred method that will be used for the GATHER2 trial (mean rate of growth (slope) estimated based on GA area measured by FAF in the relevant timepoints). Although we believe that the post-hoc analyses from the GATHER1 trial are consistent with the positive results from the original prespecified analysis from the trial, any analyses, whether prespecified or post-hoc, that are intended to support an application for marketing approval are a matter of review for the FDA and other regulatory authorities, who may disagree with our methodologies and analyses for any number of reasons. The FDA, EMA or other regulatory authorities may take issue with the number of modifications we introduced to the GATHER1 trial following its commencement, which they may view as introducing additional uncontrolled variables. The FDA, EMA or other regulatory authorities may also take issue with the degree of data that are missing from the clinical data set from our GATHER1 trial, or with the rate at which patients withdrew from the trial. To the extent patients miss critical visits or drop out of the GATHER2 trial, we face a similar risk with GATHER2.

Based on discussions with the FDA including through the SPA process, following the GATHER1 trial, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. This additional clinical trial would need to be adequate and well-controlled, with a primary efficacy analysis at the 12 month time point or later. We believe that if we were to file an application for marketing approval for Zimura for GA, we would be able to rely on safety data from our GATHER1 and GATHER2 trials in GA, as well as our STAR trial evaluating Zimura for STGD1. We also believe that, if the data from the GATHER2 trial are positive, we would be able to submit our application following the primary efficacy and safety analysis for the GATHER2 study at the 12-month time point, without waiting for the full 24-month data package. We have designed our GATHER2 trial to meet these requirements, which, as we understand them, and if data from the GATHER2 trial are positive, will permit us to seek marketing approval for Zimura in GA in the United States and potentially the European Union. Since receiving the 12-month results from the GATHER1 trial, we have not had any scientific advice or other formal interactions with the EMA or competent national authorities in the European Union or United Kingdom regarding the sufficiency of the GATHER1 and GATHER2 trials, including our primary efficacy endpoint analyses, to support an application for marketing approval. As we continue to engage with regulatory authorities, including in Europe, we may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for Zimura, including potentially changing the design of the GATHER2 trial, increase the costs of our Zimura clinical programs and delay our expected timelines. In addition, because of the COVID-19 pandemic or other reasons, we may experience a higher than anticipated rate of dropouts and missed visits and treatments in our GATHER2 trial, which could result in our not having adequate safety data for a sufficient number of patients to obtain marketing approval in GA, even if the primary efficacy endpoint is met and the results from the GATHER2 trial are otherwise positive.

Furthermore, our previous and ongoing Zimura clinical trials have evaluated Zimura dosing levels and regimens that we have studied only in cohorts consisting of a small number of patients. This approach may increase the risk that patients in our ongoing trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. Although we have not observed any adverse events or serious adverse events attributable by the investigators to the drug product in our GATHER1 trial, they may manifest in our GATHER2 trial, in our STAR trial or in any other subsequent clinical trials we or a potential collaborator may undertake for Zimura. When we follow patients for a longer period of time or collect safety data from a greater number of patients, we may observe safety events that we have not previously observed. For a further discussion of the safety risks in our trials, see the risk factor herein entitled “If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates. There are a number of known safety risks associated with our product candidates and currently unknown safety issues may arise during development."

Our ongoing clinical trials and any future clinical trials or other studies for Zimura that we or a potential collaborator may undertake may yield inconsistent safety or efficacy results with those we have observed to date or otherwise fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or any future clinical trials or other studies for Zimura will likely adversely affect our business and the value of your investment in our company.

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

We have decided to enroll approximately 25 additional patients in this trial, with the goal of enrolling a total of approximately 120 patients. This change to the trial will increase the costs associated with this trial and has delayed the timelines for receipt of data from this trial. We believe an expanded trial could allow us to collect additional data regarding the effect of Zimura on STGD1 patients and help us mitigate the risks from additional patient dropouts and missed visits; however, these expectations may prove to be incorrect. We are continuing to recruit and enroll patients in this trial. Patient recruitment may take longer or cost more than we would expect.

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

For patients who are enrolled in our trials, the COVID-19 pandemic may cause them to miss study visits or drop out in greater numbers than expected, which could affect our ability to complete our trials and obtain data in accordance with our expectations. Compared to the generally elderly patients in our GATHER2 trial, the patients in the STAR trial are generally younger and have work and family commitments, which may cause them to miss more visits or drop out in greater numbers. In addition to the risks posed by increased patient dropouts, if patients miss scheduled visits in greater numbers as a result of the pandemic, especially if a patient misses consecutive visits, it may affect our ability to draw meaningful conclusions from the clinical data. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the COVID-19 pandemic and that a number of patients in our Latin America sites for GATHER2 missed visits because of the COVID-19 pandemic.We do not know yet whether the number of missed visits will increase or decrease in any of these trials, and whether and to what extent missed visits may impact patient retention in these trials or the results of the trials, especially since we are masked to the data until the conclusion of the trials. The duration of the GATHER2 and STAR trials, at 24 months and 18 months, respectively, plus time for recruiting patients, makes them more likely to be affected by any subsequent waves of the COVID-19 pandemic.

The COVID-19 pandemic has caused many of our clinical trial sites and competent health authorities and ethics committees in certain countries to reduce their staff and operations. In 2020, this reduction in operations resulted in delays to the approval of and the site activation process for the GATHER2 trial in certain geographies. During late 2020 to early 2021, a number of our clinical trial sites scaled back their operations because of surges in COVID-19 cases or new lockdown measures being imposed. We expect to initiate our planned clinical trial studying Zimura in intermediate AMD during 2022 and we plan to use many of the same sites that are in the GATHER2 trial. The sites may be assisting with database lock and related activities for GATHER2 around the same time that they may be preparing for and starting up the intermediate AMD trial. If any reductions in staff and operations continue to persist at the sites at that time, it may affect our conduct of the ongoing GATHER2 and planned intermediate AMD trials. Shortages of vaccines, personal protective equipment and other supplies for the prevention of COVID-19 and the proliferation of new variants of COVID-19 may cause our clinical trial sites to further scale back the number of staff on site and other operations, and may also cause prospective or enrolled patients to avoid clinical trial visits.

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

IC-500, our selected product candidate from our HtrA1 inhibitor program, is in preclinical development. There are no FDA or EMA approved products that utilize HtrA1 inhibition as a mechanism of action for treating ophthalmic diseases, including GA and other age-related retinal diseases for which we may develop IC-500, and this mechanism of action may not prove safe and effective for these diseases. Although other companies are pursuing HtrA1 inhibition as a strategy for treating retinal diseases, including Genentech in an ongoing Phase 2 clinical trial in GA, to date, there is limited published clinical data regarding the safety and efficacy of HtrA1 inhibition in the target patient population. We are also aware that Genentech recently commenced a clinical trial to assess the long-term safety and tolerability of its monoclonal antibody HtrA1 inhibitor. We made the decision to acquire our HtrA1 inhibitors program in 2018 based on our interpretation of the scientific literature and rationale for this potential target that suggest an association between HtrA1 and the risk for AMD, as well as a limited set of preclinical data generated by Inception 4 prior to the acquisition. Even though genetic and histologic findings correlate HtrA1 with AMD, the development and progression of AMD may not be affected by HtrA1 or may be more strongly affected by other genes. Our hypothesis that targeting inhibition of HtrA1 may be a safe and effective method of treating AMD may ultimately be incorrect, which would likely adversely affect the value of IC-500 and its continued development.

To our knowledge, there are no suitable animal models for GA or dry AMD. This absence of a suitable animal model makes designing a proof of concept study to assess the preclinical efficacy of IC-500 difficult. To date, we have only generated limited preclinical data of IC-500 in animal studies and we are conducting and planning additional studies to assess the safety, pharmacokinetics and target engagement of IC-500 in animals, which ultimately may fail to produce favorable results. In addition, we have not had any formal or informal interactions with the FDA or other regulatory authorities regarding our development plans for IC-500. We do not know whether the FDA or other regulatory authorities will accept any preclinical proof of concept study we may propose, or other aspects of our development plans for IC-500. The FDA may require us to change our plans or conduct additional studies, which would increase our costs and delay our timelines.

Gene therapy is an emerging field of drug development that poses many scientific and other risks. We are refocusing our gene therapy development efforts from IC-100 and IC-200 to earlier stage research programs, and need to continue building our gene therapy capabilities. Our limited experience with gene therapy and the limited patient populations for our gene therapy programs may limit our ability to be successful or may delay our development efforts.

Gene therapy is an emerging field of drug development with only a small number of gene replacement therapies having received FDA approval to date. Our gene therapy research and development programs, which we decided to undertake based on a review of a limited set of preclinical data, are still at an early stage. Even with promising preclinical data, there remains several areas of drug development risk, including translational science, manufacturing processes and materials, safety concerns, regulatory pathway and clinical trial design and execution, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, gene therapies. Furthermore, the medical community's understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community's views on what therapies and approaches are most effective for addressing certain diseases.

We are refocusing our gene therapy development efforts from IC-100 and IC-200 to earlier stage research programs that we plan to pursue internally. As previously disclosed, we observed inconclusive results from two preclinical toxicology studies for IC-100 and have been considering development options for this product candidate. With our company focusing our efforts on and prioritizing the development of Zimura, we are also considering our development options for IC-200. At this time, we plan to seek a collaborator or licensee for the future development and potential commercialization of these product candidates.

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

As we pursue our gene therapy research programs, we expect we will need to continue to grow our own gene therapy scientific and technical capabilities through hiring internally and seeking assistance from outside service providers. We believe that gene therapy is an area of significant investment by biotechnology and pharmaceutical companies and that there may be a scarcity of talent available to us in these areas. If we are not able to expand our gene therapy capabilities, we may not be able to develop in the way we intend or desire any promising product candidates that emerge from our gene therapy research programs.

We have not previously conducted any clinical development involving gene therapies and, if and when we are ready to conduct our first gene therapy clinical trial, we will need to build our internal and external capabilities in designing and executing a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. Many of the indications for which we are pursuing our gene therapy programs have limited natural history data and limited number of therapies in clinical development, which may make selecting an appropriate endpoint difficult. Furthermore, our gene therapy programs are targeting orphan diseases with relatively small populations, which limits the pool of potential patients for our gene therapy clinical trials. Because gene therapy trials generally require patients who have not previously received any other therapy for the same indication, we will also need to compete for the same group of potential clinical trial patients with our competitors who are also developing therapies for these same indications. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

For a further discussion of the risks associated with the manufacturing of gene therapy products, see the risk factor herein entitled “The manufacture of gene therapy products is complex with a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others are unique to the manufacture of gene therapies.”

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates. There are a number of known safety risks associated with our product candidates and currently unknown safety issues may arise during development.

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

In our completed clinical trials for Zimura, we have observed only a single adverse event, mild subcapsular cataract, from our OPH2000 trial, assessed to be drug-related by participating investigators. Although not reported as related to Zimura by investigators, we observed an increase in the number of investigator-reported cases of choroidal neovascularization, or CNV, in the Zimura treatment groups in the GATHER1 trial as compared to the sham control groups. Additionally, we learned from our independent masked reading center that the retinal images of one of the patients in the Zimura 4 mg group showed evidence of CNV in the study eye that was not reported by the investigator. For the GATHER2 trial, because we are asking investigators to perform monthly OCT imaging and to submit cases where patients experience a decrease in visual acuity of five or more ETDRS letters between successive visits to the independent reading center for confirmation by multi-modal imaging, in addition to the cases the investigator suspects to be CNV, we may observe a higher rate of CNV cases in the GATHER2 trial, including, potentially in the Zimura 2 mg treatment group as compared to the sham group. We have no unmasked data regarding the safety, tolerability or efficacy of Zimura administered for the treatment of STGD1 or intermediate AMD. We have no human data regarding IC-500.

Our clinical trials for Zimura involve dosing regimens that we have not studied extensively, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For example, although we view the rate of CNV incidence in the Zimura treatment groups, as compared to the corresponding sham control groups, as acceptable and within the range observed in other clinical trials of complement inhibitors in development for GA, the FDA, EMA, other regulatory authorities, treating physicians or patients may not agree, concluding that Zimura may increase the risk of patients developing CNV to an unacceptable degree. Moreover, our clinical trials for Zimura involve multiple intravitreal injections over an extended period of time and, as such, may involve risks involved with multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive Zimura. An unforeseen or unexpected safety event, or any safety finding that is inconsistent with our prior experience with Zimura, from any of our clinical trials for Zimura, including from the GATHER2 trial during which we will follow patients and collect safety data over 24 months, may impact our ability to continue to develop Zimura or the long-term viability of Zimura as a potential treatment for GA, intermediate AMD, STGD1 or any other indication for which we may seek to develop Zimura.

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

In addition, there are several known safety risks specific to gene therapy, including inflammation resulting from a patient's immune response to the administration of viral vectors and the potential for toxicity as a result of chronic exposure to the expressed protein. Managing a host body's immune response to introduced viral vectors has been and remains a challenge for gene therapies. For AAV gene therapy, “vector shedding,” or the dispersal of AAV vectors away from the target tissue to other parts of the body, which can trigger a more serious and extensive immune response, is a known safety issue. Although subretinal injection, which is the method often used to administer retinal gene therapies, helps to control vector shedding beyond the eye, subretinal injection is a surgical procedure that requires significant skill and training for the administering surgeon and involves its own risks separate from the gene therapy vectors, including the risk of retinal detachment. The margin for error with subretinal injections is extremely low and there are a limited number of retinal surgeons with experience in performing subretinal injections in the eye. In order to generate useful clinical data for gene therapy clinical trials, one or more retinal surgeons must repeat the same subretinal injection procedure in multiple patients with consistency across patients and surgeons. In the event that we progress into clinical development with a gene therapy product candidate, we may experience delays or other challenges for our gene therapy development programs as a result of safety issues.

In addition to the currently known safety risks, there may be unknown risks to human health from gene therapies. Because gene therapy involves the introduction of concentrated quantities of AAV, as well as the introduction of persistent foreign genetic material into the human body, any safety risks may not manifest until much later, if at all. Gene therapies have only recently been used in the treatment of human diseases and the scientific and medical understandings of safety or other risks to humans continue to evolve. The safety profile of minigenes and their associated proteins in humans remains largely unknown. If gene therapies prove to be unsafe for humans, we likely will need to curtail or eliminate our gene therapy development programs.

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

We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture Zimura, IC-500 and any other product candidates that we may acquire or in-license. The manufacturing processes for our product candidates are technically complex. Problems with developing, executing or scaling up the manufacturing process, even minor deviations from the established process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or delays to our programs. We may encounter problems achieving adequate quantities and quality of clinical-grade or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, we have a limited number of personnel hired to supervise our outside contract manufacturers and, as we prepare for potential commercialization of Zimura, we expect we will need to increase our manufacturing personnel and bolster our quality control and quality assurance capabilities. We may encounter problems hiring and retaining scientific, manufacturing and quality assurance and control personnel needed to oversee our contract manufacturers, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. As our contract manufacturer scales up manufacturing of any product candidate, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues, or may need to use an alternative manufacturer. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product, given the long lead times required to manufacture or obtain regulatory approvals for our products and/or manufacturing facilities, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product at commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

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

Any problems in our manufacturing process or our third-party contract manufacturers’ facilities could make us a less attractive collaborator for potential collaborations, including with larger pharmaceutical companies. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for our products.

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

Our experience manufacturing Zimura is limited. As we plan for the potential commercialization of Zimura, we and our third-party manufacturers will need to complete several activities to ensure the continued supply of drug product for ongoing and future clinical trials we conduct for Zimura and to support potential future commercial supply of Zimura. Any delay or failure in completing these activities could cause delays in the development of Zimura or its potential approval or could result in inadequate clinical or commercial product supply.

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

In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. Although we believe we have adequate Zimura drug substance for the GATHER2 trial and the expanded STAR trial, this supply may not be sufficient for our needs over the duration of the trials or for any additional trials we may conduct, including our planned clinical trial for Zimura in intermediate AMD. We are working with our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for Zimura drug substance. Agilent may not be successful in producing Zimura drug substance at a larger scale. In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for potential commercial use. We have experienced issues with technology transfer of the existing manufacturing process to this manufacturer, which has resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use both Agilent and the new manufacturer for the future supply of Zimura drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process can be produced consistently, delivering quality product within a range of acceptable specifications.

In 2020, we engaged a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We expect that this contract manufacturer will be able to supply sufficient finished Zimura drug product for these two clinical trials. However, we may face issues with releasing batches of finished Zimura drug product produced by this contract manufacturer, or even if these batches can be successfully released, we may not have sufficient supply for our needs over the duration of these trials. In addition, we are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of Zimura drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. We believe Ajinomoto has the capacity to supply us with finished Zimura drug product with the new vial for our expected commercial supply needs. If Ajinomoto is unable to provide us and/or a potential collaborator with Zimura drug product for potential commercial use, we will need to use alternative suppliers, which may increase our costs and delay our timelines.

In order to obtain regulatory approval for Zimura, we expect we will need to demonstrate that the drug substance produced through the scaled up process, together with the finished drug product in the container closure system to be used commercially, are comparable to the drug substance and drug product we are currently using in our clinical trials. Under applicable regulatory guidance, comparability can be established through a combination of analytical, nonclinical or clinical data. Our plan to demonstrate comparability is subject to review by the FDA and other health authorities. If we are unable to sufficiently demonstrate comparability to the FDA or other health authorities, or if the FDA or other health authorities require analytical, nonclinical or clinical comparability data beyond what our plans currently provide for, our timelines to complete the development of and seek regulatory approval for Zimura could be impacted.

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

Each of these activities is costly, time-consuming and uncertain in outcome. We may not be able to successfully scale up our manufacturing process for Zimura, validate the scaled up process, demonstrate comparability of Zimura drug substance manufactured through the scaled up process or of the finished drug product in the container closure system to be used commercially, in each case, with the Zimura previously used in our clinical trials, or establish the long-term stability of the

Zimura drug product stored in the new vial container. The new manufacturers we have engaged or may engage in the future have not had previous experience with Zimura and there may be additional issues with technology transfer. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to obtain regulatory approval of our manufacturing process for Zimura and to support potential commercial operations. In addition, we may not be able to secure adequate supply of Zimura drug substance, including the PEG starting material used to make Zimura drug substance, and Zimura drug product for our future needs, including to support potential commercial launch, and we may need to secure alternative contract manufacturers or suppliers sooner than we currently expect. If any of the foregoing events occur, it could result in delays or increased costs to support our future development and commercialization of Zimura, even if we successfully complete any required clinical trials for Zimura and obtain sufficient and favorable safety and efficacy data.

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

We are working with a CDMO to conduct scale up and cGMP manufacturing of the drug substance for IC-500 for early-stage clinical trials. We are working with a number of other CDMOs to conduct scale-up, cGMP manufacturing and fill/finish of the drug product for IC-500. Our contract manufacturers have developed a manufacturing process for IC-500 drug substance and a formulation of this produced drug substance. However, we have only recently begun to test this formulation in preclinical animal studies; the results of these studies may require us to refine or change our manufacturing process or conduct additional formulation development activities. Manufacturing, including process development, formulation development and drug product manufacturing, can be costly and time-consuming and our anticipated timelines for the development of IC-500 may be delayed. If we are unable to successfully manufacture and formulate IC-500 in line with our expectations, we may switch to a backup HtrA1 inhibitor or cease developing our HtrA1 inhibitor program altogether.

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

A number of factors common to the manufacturing of biologics and drugs could also cause production or quality issues for gene therapies, including raw material or starting material variability in terms of quality, consistency in cell growth, productivity or cell line stability issues, product and process impurities, material shortages of any kind, shipping, distribution, storage and supply chain failures, cell culture contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, epidemics and pandemics, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. Although we were successful in releasing cGMP batches of IC-100 and IC-200 produced by our CDMO, we have not yet conducted any manufacturing activities, including process development, for any of our minigene or other gene therapy research programs.

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

Our business strategy is focused on developing transformative therapies for retinal diseases, including GA secondary to age-related macular degeneration, intermediate AMD and a number of orphan inherited retinal diseases. There are multiple companies pursuing the development of therapeutics targeting the complement pathway for age-related retinal diseases. Some of them have better name recognition, more resources and a longer history of developing therapies than we do. Competition in this field is intense and especially for many inherited retinal diseases, there is a limited number of potential patients. If any of our competitors obtains FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, our competitors could establish a strong market position before we are able to enter the relevant market, which may significantly limit the commercial opportunity for our product candidates.

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

Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that Alexion Pharmaceuticals, Inc., Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics, IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), MorphoSys AG, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gemini Therapeutics, Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3, for which Apellis announced top-line data from two Phase 3 clinical trials in September 2021 and Apellis stated it would file an application for marketing approval with the FDA during the first half of 2022. Apellis could obtain marketing approval for its product candidate in advance of when we might reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Allergan Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, Lineage Cell Therapeutics, Inc., Regenerative Patch Technologies, Roche AG and Stealth BioTherapeutics Corp., are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development is Genentech's monoclonal antibody HtrA1 inhibitor, which is currently being studied in a Phase 2 clinical trial and whose results are expected to become available in 2022.

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

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing Zimura or any of our other product candidates, if and when any such product candidate is approved.

As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We have only recently hired a chief commercial officer and are in the process of hiring additional commercialization personnel and planning our commercialization strategy for Zimura, including potentially setting up a sales, marketing and distribution infrastructure. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product is approved, the territories in which the product may be marketed and the commercial potential for such product candidate. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners or specialists, such as retinal specialists, and the likely degree of acceptance of our product candidate by the relevant physicians in various markets.

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

•any restrictions in the label on the use of our products to or by a subgroup of patients, including, for example, for Zimura, if approved, restrictions on use of our product to patients with GA secondary to dry or non-neovascular AMD (as opposed to GA secondary to any or all forms of AMD or other stages of AMD, such as neovascular AMD) or to patients with specific GA lesion characteristics, such as non-foveal GA. Our GATHER1 and GATHER2 trials are limited to patients with non-foveal GA and as a result, our label for Zimura, if approved, may have a restriction limiting its use to those patients;

•for treatment regimens calling for multiple intravitreal injections on the same day, restrictions in the label imposing a waiting period in between intravitreal injections;

•our and any commercialization partner’s ability to offer our products at competitive prices;

•availability and timeliness of governmental and third-party payor coverage and adequate reimbursement;

•increasing reimbursement pressures on treating physicians due to the formation of accountable care organizations and the shift away from traditional fee-for-service reimbursement models to reimbursement based on quality of care and patient outcomes;

•willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, particularly in light of the existing available standard of care or to the extent our product candidates require invasive procedures for administration;

•prevalence and severity of any side effects or perceived safety concerns, such as CNV; and

•whether competing products or other alternatives are more convenient or easier to administer, including alternatives that offer a less frequent dosing regimen than monthly intravitreal injections, in the case of Zimura, come to market. For example, Apellis is testing its complement inhibitor product candidate for GA with both monthly and every other month dosing regimens, and may obtain a label with an every other month dosing regimen, while we expect that any label we may obtain for Zimura in GA will require monthly administrations. If so, physicians and patients may find Apellis's dosing regimen more acceptable than ours.

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

In addition, the potential market opportunity for any product candidate is difficult to estimate precisely. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our expectations of the safety and effectiveness of the relevant product candidate, the expected patient population for our product candidates, our industry knowledge, the competitive landscape for the indications for which we are developing our product candidates, market response to anti-VEGF agents currently approved for treatment of wet AMD, third-party research reports and other surveys. The potential market opportunity for our product candidates may also differ across geographies. While we believe that our internal assumptions are reasonable, any of these assumptions could prove to be inaccurate, and the actual market for such product candidates could be smaller than our estimates of our potential market opportunity.

There is a variety of factors that could contribute to the actual number of patients who receive an approved therapy being less than our estimates of the potential addressable market. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as GA, likely will diminish the therapeutic benefit conferred by a new drug product due to irreversible cell death. For example, certain GA patients may have experienced the loss of certain portions of retinal tissue that disproportionately affected their functional vision, and these patients may not value a treatment that can only slow the growth of additional GA lesions without providing a treatment to their loss of functional vision. On the other hand, patients with intermediate AMD are often asymptomatic as to loss of vision; therefore they may not seek or value having a treatment for their condition, especially a treatment involving monthly injections, which is the current dosing regimen for Zimura. If the number of patients that may benefit from the treatments we are seeking to develop is lower than we expect, our business, financial condition, results of operations and prospects may be adversely affected.

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

In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny, as seen recently with a number of gene therapies that entered the market. Moreover, if we obtain marketing approval for a product candidate, such as Zimura, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA secondary to AMD, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.

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

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. To address these costs, the executive order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.” On August 21, 2021, CMS issued a new proposed rule similar to the previous administration’s “Most Favored Nation” drug pricing initiative under which Medicare Part B reimbursement for certain drugs would be based on lower prices in other countries. The proposed rule is meant to address certain legal issues by codifying the earlier interim rule, which had been the subject of substantial litigation. With issuance of the proposed rule, CMS stated that it will carefully consider the comments received on the November 2020 interim final rule as it explores all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries' access to evidence-based care. More recently, on November 2, 2021, the Biden administration announced a prescription drug pricing plan as part of its Build Back Better framework. Under the plan, Medicare would be permitted to negotiate the prices for prescription drugs under Medicare Part B and under Medicare Part D, with a defined negotiation process to be followed by Medicare and drug manufacturers. Drug manufacturers who are unwilling to negotiate with Medicare would be subject to additional excise taxes. Additionally, the plan would impose tax penalties on drug manufacturers that increase the prices of drug products faster than the rate of inflation. If elements of the recently announced prescription drug pricing plan become law, our pricing strategy and commercial prospects may be adversely affected.

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

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future, including to support potential commercialization of Zimura. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or product candidates of sufficient quality, which could delay, prevent or impair our development or commercialization efforts. The COVID-19 pandemic has affected our contract manufacturers' operations and the manufacture of our product candidates.

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

We have historically relied on, and purchased on a purchase order basis from, a single third-party manufacturer, Agilent, to provide Zimura drug substance. We are also working with a new manufacturer to conduct scale up and validation activities for Zimura drug substance. However, we do not currently have any contractual commitments with Agilent or the new manufacturer for the long-term clinical or commercial supply of Zimura drug substance. We expect to rely on both manufacturers and potentially other manufacturers for long-term supply of Zimura drug substance. We have also historically relied on a single third-party manufacturer, Ajinomoto, for Zimura drug product. We are working with a second fill/finish manufacturer for additional supply of Zimura drug product for our expected needs for the GATHER2 and STAR trials. We plan to rely on Ajinomoto for long-term supply of Zimura drug product using the new vial we have selected. However, we may ultimately need to rely on other manufacturers for long-term supply of Zimura drug product. We purchase the PEG starting material on a purchase order basis from a single third-party supplier. We are continuing discussions with this supplier for a long-term supply agreement for the PEG starting material. For these and any other manufacturers with which we do not have any contractual commitments for supply, the pricing and other terms for supply may vary, even substantially, over time and could adversely affect our financial results and operations.

For IC-500, we work with a CDMO to conduct process development, scale-up and cGMP manufacture of the drug substance for preclinical toxicology studies and early-stage clinical trials and a number of different CDMOs to conduct formulation optimization, cGMP scale-up and manufacture of the IC-500 drug product for early-stage clinical trials.

Our current and anticipated future dependence upon others for the manufacture of the product candidates that we are developing or may develop may adversely affect our business plan and future growth. For example, any production constraints, performance failure or differing priorities on the part of our existing or future manufacturers could delay preclinical or clinical development or marketing approval of our product candidates. Our dependence on third party manufacturers may limit our ability to commercialize on a timely and competitive basis any products that receive marketing approval. We may not have adequate or timely visibility over issues at our third-party manufacturers, and may not become aware of any such issues until the effect on our programs, if any, has already materialized.

Over the past few years, Agilent has been undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. Agilent previously informed us that as a result of competing demands from other customers, its ability to support our future manufacturing activities for Zimura was limited. As a result, we have engaged a new contract manufacturer for supply of Zimura drug substance, whom we had planned to be our primary manufacturer for Zimura drug substance. We encountered issues with technology transfer of the Zimura manufacturing process to this new manufacturer, which delayed our timelines with this new manufacturer. We plan to continue to rely on Agilent for Zimura drug substance as we prepare for potential commercialization. Agilent has recently indicated it may have additional capacity to manufacture Zimura drug substance and we are continuing discussions with Agilent. In addition, expansion experienced by other manufacturers and suppliers that we use, including any issues that they may experience while expanding, could negatively impact the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development plans.

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

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers have limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes have affected how we work with our manufacturers and have resulted in minor delays to the progress of our manufacturing activities. For example, we were unable to perform person-in-plant (PIP) observations on a number of critical manufacturing activities at our CDMO for IC-200 and IC-100, which caused minor delays to our manufacturing timelines for both product candidates. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, that are essential for the manufacture of our product candidates. For example, in 2020, the COVID-19 pandemic and governmental measures in response caused a delay to the process development activities at our drug substance manufacturer for IC-500 as a result of difficulty in procuring one of the raw materials used in the manufacture of IC-500 from China. Over the past year, there have been increasing disruptions in the global supply chain for various materials, due to the effects of the COVID-19 pandemic and other reasons, and these disruptions may ultimately affect our operations. We recently learned that the new manufacturer we are working with for supply of Zimura drug substance has experienced issues with procuring an important raw material common to many manufacturing processes, which occurred due to recent supply chain interruptions and caused a slight delay to our manufacturing timelines with this contract manufacturer.

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

We are currently transitioning the miniABCA4 and miniUSH2A research programs from UMMS to us. Those programs were previously collaborative sponsored research programs overseen by researchers at UMMS, and we now plan to continue those research programs internally. As part of this transition, we need to obtain new animals for the miniABCA4 program and negotiate for rights to continue using the existing animals for the miniUSH2A program, which has led to delays in our timelines for receipt of data from both programs. We may not be successful in pursuing these research programs internally.

We may seek a collaborator for the further development and potential commercialization of Zimura in one or more territories outside the United States. We also plan to seek a collaborator or licensee for the further development of IC-100 and/or IC-200. If we are not able to establish collaborations to advance these or any of our other development programs, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses and the hiring of additional qualified personnel. In addition, the development or commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. A number of countries require sponsors to perform a clinical trial in the local jurisdiction or with patients similar to the demographics of the local population as a condition to approving the drug. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we may seek a collaborator for the further development and potential commercialization of Zimura in one or more territories outside the United States. We also plan to seek a collaborator or licensee for the further development and potential commercialization of IC-100 and IC-200.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials and other data we have generated for the product candidate, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, any patent or other forms of exclusivity for such product candidate and the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. For our gene therapy programs including IC-100 and IC-200, we are party to in-license agreements that limit who we can collaborate with or may require the approval of our licensor for us to enter into a collaboration, and any future license agreements that we may enter into may have similar restrictions. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among pharmaceutical and biotechnology companies over the past decade that have resulted in a reduced number of potential future collaborators and this trend is likely to continue.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop those product candidates or bring them to market and generate product revenue in line with our expectations. For Zimura, if we choose to and are unable to find a collaborator for potential commercialization outside the United States, we likely will need to raise additional capital, hire additional personnel and undertake the effort ourselves, any of which may be unsuccessful.

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

We depend on licenses and sublicenses for development and commercialization rights to Zimura, IC-100, IC-200 and our miniCEP290 program. These license arrangements, as well as the Inception 4 Merger Agreement, impose diligence obligations on us. We depend on research licenses from UMMS for our miniABCA4 and miniUSH2A programs. We may enter into similar arrangements for future product candidates or technologies. Termination of licenses or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.

We are party to a license agreement with Archemix on which we depend for rights to Zimura. We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with UMMS for our miniCEP290 program. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. For IC-100, IC-200 and our miniCEP290 program, we are party to agreements with academic institutions, and under those agreements, we must meet certain milestones by certain timelines and if we fail to do so, we may need to expend significant amounts of money to extend those timelines or otherwise be in breach of those agreements. For IC-100 and IC-200, those milestones include two upcoming development milestone deadlines, one for each program, which we do not currently expect to meet. We are in the process of negotiating those timelines with our licensors and seeking a collaborator for the further development of those product candidates. If we are unable to negotiate an extension to such timelines and fail to meet the specified milestone timelines, UFRF and Penn have the right to terminate the license agreements on which we depend for rights to IC-100 and IC-200 and we could lose our rights to develop and market IC-100 and IC-200, or to have a potential collaborator or licensee do so.

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

Moreover, the license agreements for IC-100, IC-200 and our miniCEP290 program and the research licenses for our miniABCA4 and miniUSH2A programs reserve for the licensing academic institutions the right to continue to practice for research and educational purposes, the inventions covered by the intellectual property rights that we have in-licensed. These licensing institutions or their collaborators may generate scientific, preclinical or clinical data with respect to our product candidates, separate from our research and development efforts, that is inconsistent with other data for such product candidates, including additional preclinical and clinical data that we develop. Investigators at these institutions may publish, present, or otherwise publicly disclose this data, which may have an adverse impact on the prospects of the development of our product candidates and may harm our business. In addition, these institutions may use these data to support new patent applications which could result in the issuance of patents that may limit our freedom to operate without our obtaining additional licenses to these newly developed inventions.
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

We currently rely on and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. We expect the clinical development of, and if clinical development is successful, the process for filing and obtaining marketing approval for, Zimura to continue for the next few years. If so, the patents covering Zimura may expire before the date by which we or a potential commercial partner would be able to commercialize Zimura in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch Zimura prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. If we are successful in developing a sustained release delivery technology for Zimura, we may be able to obtain patent protection for Zimura with the sustained release delivery technology beyond the current patent life for Zimura; however, obtaining the additional patent protection from these efforts or other efforts to extend the patent life of Zimura is not guaranteed. Although the patent rights under existing patent applications for IC-500, IC-100, IC-200 and our miniCEP290 program are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.

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

Our commercial success depends upon our ability and the ability of our collaborators, including our contract manufacturers and any commercial partners, to develop, manufacture, market and sell our product candidates and products and use our proprietary technologies without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. New patent applications in the field of biotechnology and pharmaceuticals are being filed at a rapid pace.

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

In addition to seeking patents for some of our technology and products, we also rely upon trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our outside scientific collaborators, contract manufacturers, potential business development counterparties, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have executed such agreements with each party that may have or have had access to our trade secrets. Moreover, because we acquired IC-500 and our other HtrA1 inhibitors through the acquisition of Inception 4, we are relying upon Inception 4's, and its prior owner's, practices with regard to the protection of trade secrets and intellectual property rights for the period prior to our acquisition of Inception 4. Any party with whom we or they have executed a non-disclosure and confidentiality agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not become aware of such breach or may not be able to obtain adequate remedies. As we work on transitioning from a development-stage company to a company capable of commercializing a pharmaceutical product, we are hiring many new employees and engaging additional consultants and service providers, which increases the risk of disclosure or misuse of our proprietary information. Our proprietary information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems.

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
Risks Related to Employee Matters and Managing Our Operations
We are a development-stage company with a limited number of employees to oversee our research and development programs and general and administrative functions. We are in the process of recruiting new personnel to prepare for the potential commercialization of Zimura and to support our growth. We may experience difficulties in recruiting necessary personnel and in retaining key employees and consultants.

We are a development-stage company with a total of 80 full-time employees as of November 1, 2021. These employees support key areas of our business and operations, including commercial operations, clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

We remain highly dependent on Glenn P. Sblendorio, our chief executive officer, and Dr. Pravin U. Dugel, our president, as well as the other principal members of our management, scientific and clinical teams. We do not maintain “key person” insurance for any of our executives or other employees. Although we have entered into letter agreements with our executive officers, each of them and our non-executive employees may terminate their employment with us at any time. As a result, key employees whom we expect to retain to assist with the growth of our business may choose not to remain employees. Additionally, we have only a small number of employees supporting some of the key areas of our business and operations. If any of those employees were to leave our company or become unavailable due to the COVID-19 pandemic or other reasons, the loss of their services could seriously disrupt our ability to carry on our operations as planned and seriously harm our ability to successfully implement our business plan.

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. As we conduct our GATHER2 trial and prepare for the potential filing of an NDA and an MAA for and the potential commercialization of Zimura, and continue the development of IC-500, we have been and expect we will need to continue hiring additional commercial operations, medical affairs, clinical operations, quality assurance, manufacturing, analytical, regulatory, pharmacovigilance and other personnel from this limited pool. We have only recently hired a chief commercial officer and will need to hire additional commercialization and medical affairs personnel as we prepare for the potential commercialization of Zimura. If we experience any challenges or delays in the hiring and integration of necessary personnel due to the COVID-19 pandemic or other reasons, it could impede our ability to finish development of, file for marketing approval for, and potentially commercialize Zimura in line with our expectations.

In addition to our employees, we rely on consultants and advisors, including scientific, technical and clinical advisors, to assist us in formulating our research and development, manufacturing, commercialization and lifecycle management strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Many consultants and advisors, especially those with specialized medical or clinical knowledge, are high demand and we may not be able to obtain or retain their services for any number of reasons, which could limit our ability to pursue our strategy.

As a result of the COVID-19 pandemic, our company has been working remotely since March 2020 and we expect to work mostly remotely for the near future. Our ability to continue to work remotely and when the conditions are appropriate, transition effectively to working in our offices, may affect our operations and the success of our company going forward.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved and information concerning similar product candidates as our product candidates. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Marketing approval of novel product candidates, for example aptamers such as Zimura, manufactured using specialized manufacturing processes, can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to regulatory agencies’ lack of experience with them. We believe that the FDA has only granted marketing approval for one aptamer product to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional nonclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.

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

In order to market and sell our product candidates in the European Union and many other jurisdictions, we or our third-party commercialization partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional nonclinical or clinical testing. For example, although we have obtained a SPA from the FDA for the GATHER2 trial, the EMA or other regulatory authorities may not agree with the overall protocol design for the GATHER2 trial. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our third-party commercialization partners may not obtain marketing and/or reimbursement approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We and our third-party commercialization partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If our third-party commercial partners fail to obtain marketing approval in certain jurisdictions, it may diminish the value of our product candidate to them and cause them to terminate their relationship with us.

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

In April 2020, the FDA granted fast track designation to Zimura for the treatment of GA secondary to dry AMD. Even though Zimura has received fast track designation, we must continue to follow the requirements of the program in order to maintain the fast track designation, and even if we maintain the designation, we may not ultimately experience a faster development process, review or approval compared to conventional FDA procedures. The FDA's grant of fast track designation to Zimura for the treatment of GA secondary to dry AMD does not imply that the FDA will grant fast track designation to Zimura for another indication, such as intermediate AMD or STGD1, or that the FDA will grant fast track designation for any of our other product candidates, if we choose to apply for fast track designation.

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

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the pre- and post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers' communications regarding preapproval promotion and off-label use and if we engage in inappropriate pre-approval promotion or if we do not market our products for their approved indications, we may be subject to enforcement action. Over the past few years, there has been increasing enforcement activity from the FDA targeting preapproval promotion. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Our and our potential commercialization partners’ relationships with healthcare professionals, patients and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us and our commercialization partners to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and may require the licensing or listing of pharmaceutical sales representatives. State and foreign laws, such as the GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from HIPAA and each other in significant ways, thus complicating compliance efforts.

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

In September 2021, the Biden Administration released its blueprint for curbing prescription drug prices, including plans to allow Medicare to directly negotiate drug prices with manufacturers, establishing a ceiling for the launch prices of all branded, biologic, and certain generic drugs under Medicare Part D by referencing the average price of these drugs in other developed countries, and seeking to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. Elements of this proposed plan are currently being debated in the U.S. Congress. The American Rescue Plan Act of 2021, a comprehensive COVID-19 relief law enacted under the Biden Administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024. The Biden Administration has also frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The Biden Administration has agreed to delay for a year the implementation of one of former President Trump’s signature drug pricing policies, from January 2022 to 2023. The policy at issue would have prevented drug makers and middlemen from negotiating rebates on prescription drugs.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, additional regulation of pharmacy benefit managers, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement.

Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws, or regulations related to our calculations, price reporting or payments obligations increases the chances of a legal challenge, restatement or investigation. If a company becomes subject to investigations, restatements, or other inquiries concerning compliance with price reporting laws and regulations, it could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on the business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in increased pressure on pricing and reimbursement of products and thus have an adverse impact on financial position or business operations.

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in a company having to carry a liability on its consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, the company’s financial position and results of operations could be adversely affected.

In addition to retroactive rebates and the potential for 340B Program refunds, if a pharmaceutical firm is found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to CMS, it may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate the Medicaid drug rebate agreement, pursuant to which companies participate in the Medicaid program. In the event that CMS terminates a rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.

Additionally, if a pharmaceutical company overcharges the government in connection with the FSS program or Tricare Retail Pharmacy Program, whether due to a misstated federal ceiling price or otherwise, it is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against a company under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our collaborators are also subject to similar requirements outside of the U.S. and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.

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

•results of regulatory interactions and review for our product candidates;

•the success of products or technologies that compete with our product candidates, including results of clinical trials of product candidates of our competitors. For example, in September 2021, Apellis announced top-line data from its Phase 3 trials for GA, and the price of our common stock was affected following the release of those results. Any subsequent developments from Apellis or other competitors may have a significant impact on our stock price;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•the level of expenses related to any of our product candidates or development programs;

•variations in our financial results or those of companies that are perceived to be similar to us;

•the recruitment or departure of key personnel;

•the results of our efforts to in-license or acquire the rights to other product candidates and technologies for the treatment of retinal diseases, including sustained release delivery technologies for Zimura;

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

In addition, the COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. For example, we and certain of our current and former executive officers were named as defendants in a purported class action lawsuit and a related shareholder derivative action following our announcement in December 2016 of the initial, top-line results from the first two of our Phase 3 Fovista trials for the treatment of wet AMD, which caused our stock price to decline significantly. See “Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers were named as defendants in lawsuits that could result in substantial costs and divert management’s attention. We are in the process of settling those lawsuits but the settlements are not yet final.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, and cause additional volatility in the price of our common stock.

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

In addition, the pre-funded warrants that we issued in connection with our December 2019 and June 2020 public offerings are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders. To date, pre-funded warrants representing approximately 2.5 million shares of common stock have been exercised and as of September 30, 2021, pre-funded warrants representing 3,164,280 shares of common stock remain outstanding.

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

Item 5.    Other Information
We have been informed that Glenn P. Sblendorio, Chief Executive Officer, intends to enter into a pre-arranged stock trading plan in November 2021 pursuant to Exchange Act Rule 10b5-1(c). Mr. Sblendorio’s plan is expected to provide for the potential sale between December 21, 2021 and December 21, 2022 of up to 100,000 shares of our common stock owned by Mr. Sblendorio and up to 125,000 shares of common stock issuable upon the exercise of vested stock options, which, in the aggregate represent approximately 11% of Mr. Sblendorio’s combined holdings in our common stock as of the date of this Quarterly Report on Form 10-Q, inclusive of Mr. Sblendorio’s shares of common stock and vested and unvested equity awards and excluding any future equity grants. Mr. Sblendorio’s plan is permitted under our Insider Trading Policy and Stock Retention and Ownership Guidelines. The foregoing information is being provided on a voluntary basis. Actual transactions completed under Mr. Sblendorio’s plan will be reported from time to time on Forms 4 filed by Mr. Sblendorio with the Securities and Exchange Commission. Except as may be required by law, we are not undertaking to report modifications, terminations or other activities under Mr. Sblendorio’s plan or the adoption, modification, termination or other activities under any future Rule 10b5-1 trading plans established by Mr. Sblendorio or any other officers or directors.
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

10.1	*	Offer of Employment between the Registrant and Christopher Simms, dated June 16, 2021
10.2	*	Letter Agreement between the Registrant and Christopher Simms, dated June 16, 2021
10.3	*	Amendment No. 3 to the 2019 Inducement Stock Incentive Plan of the Registrant
10.4	*	Letter Agreement between the Registrant and Glenn P. Sblendorio, dated November 3, 2021
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002Oxley Act of 2002
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Presentation Linkbase Document
104*		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine month periods ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the three and nine month periods ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2021 and 2020 and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: November 9, 2021	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)