Form 10-K
period 2021-12-31
IVERIC bio, Inc.
filed 2022-02-24
CIK 1410939

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36080
IVERIC bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8185347
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

8 Sylvan Way
Parsippany	NJ	07054
(Address of principal executive offices)		(Zip Code)

(609) 474-6455
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ISEE	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒  Yes    ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $546.1 million, based on the closing price of the registrant's common stock on June 30, 2021.
The number of shares outstanding of the registrant's class of common stock, as of February 21, 2022: 115,680,118
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant's 2022 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2021.

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
•the timing, costs, conduct and outcome of GATHER2, our ongoing Phase 3 clinical trial evaluating Zimura for the treatment of GA secondary to AMD, including expectations regarding receipt of topline data from the trial and regarding patient retention, and expectations regarding the potential for Zimura to receive regulatory approval for the treatment of GA based on the clinical trial results we have received to date and the future results from the GATHER2 clinical trial and any other trials we or a potential collaborator may conduct;
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
•our ability to establish and maintain arrangements and capabilities for the manufacture of Zimura and our other product candidates, including scale up and validation of the manufacturing process for Zimura drug substance and drug product, and securing the supply of Zimura drug product and the polyethylene glycol (PEG) starting material for our expected needs;
•the timing, costs, conduct and outcome of STAR, our ongoing Phase 2b screening trial evaluating Zimura for the treatment of autosomal recessive Stargardt disease, including expectations regarding the recruitment of additional patients for this trial;
•our plans and ability to consummate business development transactions, including potential collaboration opportunities for further development and potential commercialization of Zimura outside the United States and potential collaboration opportunities for further development of IC-100 and IC-200; and in-licenses or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases, including sustained release delivery technologies for Zimura;
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
•the timing of and our ability to submit investigational new drug applications for, and to submit new drug applications or marketing authorization applications for and to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;
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
•our estimates regarding the potential market opportunity for our product candidates, including our ability to obtain coverage and reimbursement for those product candidates, if approved;
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

4.The COVID-19 pandemic has adversely affected our business, for example, by impacting the initiation and conduct of our clinical trials, the work of our contract manufacturing organizations, contract research organizations and other vendors, and aspects of our supply chain. Because of the ongoing and fluid nature of the pandemic, it will continue to affect our business.

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

8.Regulatory authorities, including the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may disagree with the design of or our analyses or conclusions from our clinical trials of Zimura in GA or our planned development pathway for Zimura in intermediate AMD. Since receipt of the 12-month results from GATHER1, we have not had any formal interactions with the EMA regarding our planned regulatory pathway for Zimura in GA and the EMA and other regulatory authorities may disagree with the requirements of the FDA. We may need to conduct additional clinical trials or nonclinical studies for Zimura in order to obtain marketing approval or reimbursement approval.

9.The results of the GATHER2 trial may not replicate the results of the GATHER1 trial. We may discover safety issues with our product candidates due to known and currently unknown factors, which could hamper their further development.

10.Manufacturing our product candidates is technically complex, expensive and time consuming. We may face issues with scaling up and validating the manufacturing process for Zimura. We may not be able to secure adequate manufacturing capacity of Zimura drug product or adequate supply of the PEG starting material for our future needs, including potential commercial launch. Issues with manufacturing can derail the further development or commercialization of our product candidates.

11.We face substantial competition from large pharmaceutical companies, smaller biotech companies and others.

12.To commercialize any of our product candidates, if approved, we will need to set up a sales and marketing infrastructure. We have only recently hired commercialization personnel and will need to continue building our commercial infrastructure. The success of our commercialization efforts will depend in part on the degree of acceptance of our product candidates by regulatory authorities, patients, the medical community and payors.

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

14.We rely heavily on our third-party contract research organizations as well as our clinical trial sites. They may have different priorities than we do and may fail to follow regulatory requirements, including good laboratory practice, good clinical practice and other data integrity requirements.

15.We may pursue a collaboration for the further development and potential commercialization of Zimura in one or more territories outside the United States, and plan to pursue a collaboration for the further development and potential commercialization of IC-100 and IC-200. We may also pursue a collaboration for the further development of any promising sustained release delivery technologies for Zimura. For any of these, we may not be able to enter into a collaboration agreement on favorable terms, or at all. Even if we are able to do so, the collaboration may not be successful.

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

PART I
Item 1.    Business
Overview and Our Strategy
    We are a science-driven biopharmaceutical company focused on the discovery and development of novel treatments for retinal diseases with significant unmet medical needs. We are committed to having a positive impact on patients’ lives by delivering high-quality, safe and effective treatments designed to address debilitating retinal diseases, including earlier stages of age-related macular degeneration, or AMD.
Our lead asset is our clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor. We are currently targeting the following diseases with Zimura:
•Geographic Atrophy, or GA, which is the advanced stage of AMD and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision;
•intermediate AMD, which is an earlier stage of AMD that precedes GA; and
•autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited condition characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue, leading to loss of vision.
In July 2021, we completed patient enrollment for GATHER2, our Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We also received a written agreement from the U.S. Food and Drug Administration, or the FDA, under a Special Protocol Assessment, or SPA, for the overall design of GATHER2. We expect topline data from the GATHER2 trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis. We also plan to initiate a Phase 3 clinical trial evaluating Zimura for patients with intermediate AMD during the second half of 2022.
In addition to Zimura, we are developing our preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitor, for GA and potentially other age-related retinal diseases. Based on current timelines, we expect to submit an investigational new drug application, or IND, to the FDA for IC-500 in mid-2023.
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
As we focus our efforts on and prioritize the development and potential commercialization of Zimura, we have been considering our development options for IC-100 and IC-200, which we have been developing for RHO-adRP and BEST1-related IRDs, respectively. We currently plan to seek a collaborator for the future development and potential commercialization of these product candidates.

Research and Development Pipeline
    We have summarized the current status of our ongoing research and development programs in the table below.
*We have an option to exclusively in-license intellectual property resulting from these programs.
2021 Highlights
In 2021, we achieved a number of significant company milestones, including the following:
•In July 2021, we completed patient enrollment in GATHER2, four months ahead of our original schedule. We expect 12-month top-line data from this trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis.
•In July 2021, we received a written agreement from the FDA under a SPA for the overall design of GATHER2. We also had a number of other interactions with the FDA throughout 2021, which we believe clarified our regulatory pathway and plans for submitting a new drug application, or NDA, to the FDA for marketing approval of Zimura for the treatment of GA, if the GATHER2 data are positive.
•In June 2021, we announced data from post-hoc analyses on the GATHER1 data, in which we evaluated the progression of incomplete Retinal Pigment Epithelial and Outer Retinal Atrophy, or iRORA, to complete Retinal Pigment Epithelial and Outer Retinal Atrophy, or cRORA, and the progression of drusen to iRORA or cRORA, in patients receiving Zimura 2 mg as compared to patients in the corresponding sham group. The post-hoc analysis data show a 19.6% absolute reduction in the rate of progression from drusen to iRORA or cRORA, for the Zimura 2 mg group as compared to sham at 18 months, representing a relative reduction of 72%. The data also show a 21.8% absolute reduction in the rate of progression from iRORA to cRORA for the Zimura 2 mg group as compared to sham at 18 months, representing a relative reduction of 52%. We have been encouraged by the post-hoc analyses data and are planning a Phase 3 clinical trial studying Zimura in patients with intermediate AMD, which we plan to initiate during the second half of 2022.
•In July 2021 and October 2021, we closed two underwritten public offerings in which we sold 13,397,500 shares of our common stock and 10,350,000 shares of our common stock, respectively. The net proceeds from the public offerings, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $107.8 million and $162.6 million, respectively.
•We continued to hire strategically to support key areas of our business, such as commercial planning, medical affairs and clinical development, manufacturing, preclinical research, and regulatory affairs and pharmacovigilance, with a total of 37 full-time employees joining our team over the course of 2021.

Business Development and Financing Activities
Beginning in 2017, we pursued a business development strategy focused on evaluating various available technologies to treat ophthalmic diseases, particularly those in the back of the eye, and exploring opportunities to obtain rights to additional products and product candidates employing these technologies. Our efforts resulted in the expansion of our research and development pipeline, including the addition of IC-500, IC-100, IC-200 and a number of collaborative gene therapy sponsored research programs.
As we continue the development of our product candidates and programs, prepare for the potential commercialization of Zimura and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We plan to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases, with a focus on sustained release delivery technologies for Zimura. In addition, we continue to explore potential collaboration and out-licensing opportunities for the future development and potential commercialization of our product candidates, including potential collaboration opportunities for the future development and potential commercialization of Zimura in one or more territories outside the United States and collaboration opportunities for the future development and potential commercialization of IC-100 and IC-200.
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
Impact of COVID-19
Beginning in March 2020, the COVID-19 pandemic and measures taken to contain it have affected various aspects of our business and operations, including our clinical trials, our supply chain, our workforce and the work of our third-party contract manufacturers, contract research organizations, or CROs, and other vendors. For example, in March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. We completed patient enrollment for GATHER2 in July 2021, and we and our clinical trial sites have implemented a number of changes to our clinical trial operations to protect the health and safety of our clinical trial participants and site staff. Additionally, many of our third-party contract manufacturers and CROs limited their operations and staff and have recently been facing increased demand from clients due to the ongoing uncertainties associated with the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities. For example, we anticipate that the start of the IND-enabling toxicology studies we are planning for IC-500 will be later than what we originally planned, primarily due to the limited availability of study slots at CROs attributable to rising demand for their services as well as increased absenteeism of staff at those CROs in wake of the COVID-19 pandemic and the recent Omicron variant. In addition, shortages, delays and governmental restrictions arising from the COVID-19 pandemic, including the ongoing issues with the global supply chain, have disrupted and may continue to disrupt the ability of our contract manufacturers and CROs to source needed materials.
In March 2020, as a result of the COVID-19 pandemic, we instituted company-wide remote working and we expect to continue working in a hybrid (partially remote and partially in office) working model for the foreseeable near future. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues. Starting in the middle of 2021, we began permitting employees to return to the office on a voluntary basis subject to compliance with our newly implemented health and safety policies.
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

Age Related Macular Degeneration, including Geographic Atrophy and intermediate AMD

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

Before the development of central GA or wet AMD, many AMD patients experience a less advanced form of the disease, commonly referred to as intermediate AMD. Intermediate AMD is typically characterized by the presence of extensive medium-size drusen (>63 µm and <125 µm in height) and/or one or more large drusen (>125 µm in height). While most of these patients have well preserved best corrected visual acuity, or BCVA, and are otherwise asymptomatic, many experience other visual disturbances such as blurred vision while reading or difficulty with adapting to seeing in low light. We estimate that by 2039, there will be approximately six million individuals with drusen in the United States and eight million individuals with drusen in France, Germany, Italy, Spain and United Kingdom, which we refer to as the EU5 countries, on a combined basis. Intermediate AMD is a subset of drusen.

    The absence of treatment options for GA and many other stages of AMD, including intermediate AMD, represents an area of urgent unmet medical need and a major public health concern for the expanding elderly population.

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

    Multiple sources, including the National Eye Institute and Genetics Home Reference, both of which are affiliated with the U.S. National Institutes of Health, or NIH, estimate the prevalence of Stargardt disease to be between 1 in 8,000 and 1 in 10,000, implying that in the United States and the EU5 on a combined basis there are currently a total of 62,000 to 77,000 affected persons. There are currently no therapies approved by the FDA or EMA to treat Stargardt disease. The FDA has recognized Stargardt disease as an orphan disease, with several treatments in development having received orphan drug designation from the FDA.

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

    BEST1-Related IRDs

    The BEST1 gene encodes for a multifunctional protein known as bestrophin-1, or BEST1, which regulates chemical transport and signaling in RPE cells and helps maintain homeostasis in the subretinal space, the space between the photoreceptors and the RPE. The most common BEST1-related IRD is Best disease, which is generally autosomal dominant and generally affects individuals in both eyes. In Best disease, the lack of functional BEST1 protein results in the formation of egg yolk-like lesions in the macula that, over time, progress to macular atrophy and permanent loss of vision. In addition, because there are over 200 known mutations in the BEST1 gene, there are other BEST1-related IRDs being studied, including autosomal dominant and autosomal recessive forms.

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

Zimura
    We are currently developing our product candidate Zimura, a C5 complement inhibitor, for the treatment of GA and intermediate AMD, both of which are different stages of AMD, and STGD1. Zimura is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or an amino acid sequence. The specific three-dimensional structure of an aptamer, which results from its specific sequence, allows it to bind molecular targets with high selectivity and specificity. Zimura is a pegylated aptamer, which means that polyethylene glycol, or PEG, a common biochemical compound attached to drugs to increase their duration of action in the human body and to decrease immune response, is linked to the chemically-synthesized strand of RNA.
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

    A simplified illustration of the complement system and the relationships between the complement proteins appears below:
    Although the causes of AMD are not completely understood—in addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking—a body of recent scientific literature suggests that complement system activation may also contribute to the pathogenesis of AMD. A study published in the Journal of Immunology in 2015 concluded that MAC accumulation in RPE cells leads to mitochondrial damage and cellular dysfunction, which we believe eventually leads to RPE cell death. Additionally, a study published in the American Journal of Ophthalmology in 2002 described the presence of MAC in post-mortem human donor eyes with dry AMD and GA. A study published in Nature Communications in 2021 used patient-derived induced pluripotent stem cells to show that local activation of the complement system could induce drusen formation in RPE cells and that the inhibition of C5a could mitigate AMD-like pathology in the RPE cells. We believe these findings suggest that inhibition of the complement system, especially an inhibitor that prevents the cleavage of C5 into C5a and C5b, could prevent RPE cell death and potentially other pathological causes of AMD.

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
Our Zimura Clinical Programs
    The following is a brief description of the completed GATHER1 trial, the ongoing GATHER2 and STAR trials and the planned intermediate AMD trial, and their current status:

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

•GATHER2 (also known as ISEE2008; GA secondary to AMD - ongoing): an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. In July 2021, we completed patient enrollment with a total of 448 patients enrolled. Patients were randomized on a 1:1 basis into either a treatment group with monthly intravitreal injections of Zimura 2 mg or a sham control group. As agreed to with the FDA in connection with the SPA, the primary efficacy endpoint will be the mean rate of growth (slope) estimated based on GA area measured by fundus autofluorescence, or FAF, in at least three timepoints: baseline, month 6 and month 12. We plan to analyze the primary efficacy endpoint at 12 months, and treat and follow patients for 24 months. We expect 12-month top-line data to be available during the second half of 2022, approximately one year following the enrollment of the last patient plus the time needed for database lock and analysis.

•Planned intermediate AMD trial: We expect this trial to be an international, randomized, double-masked, sham-controlled, multi-center Phase 3 trial with approximately 200 patients per treatment group. We expect to follow and treat patients for 24 months. We are currently evaluating other aspects of the design of this trial, including patient inclusion criteria and primary efficacy endpoints. We plan to obtain feedback from regulatory authorities on our plans for this trial and our development strategy in this indication, before initiating this trial during the second half of 2022.

•STAR (also known as OPH2005; STGD1 - ongoing): an international, randomized, double-masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1. We initially enrolled 95 patients in this trial, none of whom have remaining study visits. In July 2020, we reopened enrollment in this trial in the United States. We continue to enroll patients and plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. We have been and will remain masked until results are analyzed for all the patients in this trial. We expect data from this trial to become available after the top-line data from the GATHER2 trial.

In addition to the GATHER1 trial, we have completed multiple clinical trials evaluating various doses of Zimura in age-related retinal diseases, including:

•OPH2001, a Phase 1/2a clinical trial of various doses of Zimura for the treatment of GA, with a total of 47 patients enrolled;

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

Zimura - GA Trials

    GATHER1: Completed Clinical Trial Assessing the Safety and Efficacy of Various Doses of Zimura for GA Secondary to AMD
    In October 2019, we announced 12-month data from the GATHER1 trial and in June 2020, we completed and announced 18-month data from this trial. The primary efficacy analysis was performed at the 12-month time point. Pursuant to the clinical trial protocol, patients continued to be treated and followed through month 18. We remained masked regarding the treatment group to which each individual patient was randomized throughout the duration of the trial. Following the conclusion of the trial, we have continued to review and analyze the unmasked, individual patient data from this trial. In June 2021, July 2021 and February 2022, we announced data from additional post-hoc analyses that we performed.
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
    Key Inclusion and Exclusion Criteria
    In order to determine eligibility to participate in the trial, the location and size of each patient’s GA was assessed using FAF images. FAF is a common imaging technique used by retina specialists for photographing and documenting the size of GA present in the back of the eye, or fundus. Autofluorescence refers to the natural emission of light by biological structures. In FAF images, areas of atrophy are characterized by lower autofluorescence. An independent masked reading center assessed FAF images throughout the trial, including at baseline to determine eligibility.
    The fovea is the central portion of the macula where visual acuity is the highest. We sought to enroll patients whose GA was located, in whole or in part, within 1500 microns of the foveal center but that did not enter the foveal center. A disc area is the size of the area of the retina where a standard sized optic nerve emerges, which is generally accepted to be 2.5 mm2. We sought to enroll patients with a total GA area of between 1 and 7 disc areas (or 2.5 mm2 to 17.5 mm2) inclusive. If the GA was multifocal, meaning it was not continuous and had multiple locations, at least one focal lesion needed to measure at least 0.5 disc areas (or 1.25 mm2). Each patient's BCVA was also assessed using the Snellen equivalent scale, which equates the detail a patient can see at a distance of 20 feet with the detail an individual with 20/20 vision can see at a greater distance. For example, a patient with 20/50 vision sees at 20 feet what a person with 20/20 vision would see at 50 feet. To be eligible to participate in the trial, patients' BCVA in the study eye was initially required to be between 20/25 and 20/100 inclusive during Part 1 of the trial. As part of the modifications we made for Part 2 of the trial, we expanded the inclusion criteria to include patients whose BCVA in the study eye was between 20/25 and 20/320 inclusive. BCVA on the Snellen equivalent scale can be equated to a number of letters of vision on the Early Treatment of Diabetic Retinopathy Study, or ETDRS, chart. BCVAs of 20/25, 20/100 and 20/320 on the Snellen equivalent scale are equivalent to 80 ETDRS letters, 50 ETDRS letters and 25 ETDRS letters, respectively.
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
Post-hoc Analysis of GATHER1 Data in connection with the GATHER2 SPA
In parallel discussions with those for the GATHER2 SPA, the FDA indicated that, as part of a future NDA for Zimura, the results from GATHER1 will be considered using the original prespecified primary efficacy endpoint analysis, as described above, together with a post-hoc analysis using the same FDA-preferred method that will be used for the GATHER2 trial (mean rate of growth (slope) estimated based on GA area measured by FAF in the relevant timepoints). The 12 month and 18 month results of this post-hoc analysis, as compared to the results of the original prespecified analysis for GATHER1, for the Zimura 2 mg and Zimura 4 mg treatment arms as compared to their corresponding sham arms, are described below. Safety results from GATHER1 were not impacted as part of this analysis.
Although we believe that the results of the post-hoc analysis from the GATHER1 trial are consistent with the positive results from the original prespecified analysis from the trial, any analyses, whether prespecified or post-hoc, that are intended to
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

Explanatory notes:
•the estimates for the Zimura 2 mg group vs. sham are from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2 of the trial, and should not be interpreted as directly observed data;
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
(b)     indicates descriptive p-value.
Zimura 2 mg Data by Part
As previously discussed, we enrolled patients for the GATHER1 trial in two different parts, Part 1 and Part 2, with different dosages and randomization ratios in each Part. Twenty-five patients receiving Zimura 2mg were enrolled in Part 1 of the trial and 42 patients receiving Zimura 2mg were enrolled in Part 2 of the trial.
Below are the month 12 and month 18 results for the Zimura 2 mg group as compared to its corresponding sham group, for both Part 1 and Part 2 of the trial, using both the original prespecified primary efficacy endpoint analysis for the GATHER1 trial and the post-hoc analysis using the FDA-preferred method that will be used for the GATHER2 trial:

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

    Post-Hoc Analysis of GATHER1 data - Foveal Preservation
In February 2022, we announced the results from a post-hoc analysis that evaluated various GA growth parameters to explore the rate of disease progression within various regions in the fovea in a subset of patients from the GATHER1 trial. The post-hoc analysis evaluated GA growth in five standardized regions in the retina for patients for whom images were available at relevant time points, which consisted of 47 patients from the Zimura 2 mg group and 79 patients from the corresponding sham control group. The five regions included the central foveal region, consisting of a 2 mm diameter circle around the foveal center point, and four quadrants, temporal, nasal, superior and inferior, in a concentric 8 mm diameter circle around the foveal center point. The accompanying schematic illustrates the five standardized regions:

We observed a reduction in lesion growth in the five standardized regions surrounding and including the central foveal area for patients receiving Zimura 2 mg as compared to patients receiving sham over a period of 18 months. We believe the results of this subgroup analysis are consistent with the primary analysis results in the ITT population in the GATHER1 trial. The accompanying graphs illustrate the results:

Decrease in GA growth observed in patients receiving Zimura 2 mg versus patients receiving sham injections in five standardized regions and in line with circumferential progression found in natural history, square-root transformed (mm)

    OPH2001: Completed Phase 1/2a Clinical Trial of Zimura for GA Secondary to Dry AMD

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

    GATHER2: Ongoing Phase 3 Clinical Trial Assessing Safety and Efficacy of Zimura 2 mg for GA Secondary to AMD
Trial Design
In this trial, we enrolled 448 patients, who were randomized into two groups: a first group receiving monthly administrations of Zimura 2 mg for 12 months, and a second group receiving monthly administrations of sham. In accordance with our SPA with the FDA, the prespecified primary efficacy endpoint will be the mean rate of growth (slope) estimated based on GA area measured by FAF in at least three timepoints: baseline, month 6 and month 12. At month 12, we are re-randomizing patients in the Zimura 2 mg arm to receive either monthly or every other month administrations of Zimura 2 mg, and patients receiving monthly administrations of sham will continue to receive monthly administrations of sham. We plan to treat and follow patients for 24 months.
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
Trial Conduct
In July 2021, we completed patient enrollment for GATHER2, four months ahead of our original schedule. In response to the COVID-19 pandemic, we and our clinical trial sites implemented a number of initiatives to protect the safety and well-being of our patients and to ensure they are able to attend their scheduled study visits. We continue to closely monitor the COVID-19 pandemic and the impact it may have on this trial.
In particular, we continue to monitor patient retention in this trial. We are targeting and remain on track for an injection fidelity rate at month 12 of greater than 90%. The injection fidelity rate for GATHER1 at 12 months was 87%. We believe injection fidelity, which is calculated by dividing the total number of actual injections for all patients by the total number of expected injections based on the total number of patients enrolled in the trial, to be an accurate and meaningful measure of patient retention. In addition, more than 84% of the scheduled first-year visits in the GATHER2 trial, which consists of all study visits up to and including the timepoint for assessing the primary efficacy endpoint, have been completed or elapsed.
We expect top-line data from this trial to be available during the second half of 2022, approximately one year following the enrollment of the last patient plus the time needed for database lock and analysis. We are actively working with our third-party imaging and other vendors to review and prepare the GATHER2 data for database lock.
Requirements for Marketing Approval of Zimura in GA

    To obtain marketing approval for Zimura for the treatment of GA, we expect that we will need to obtain favorable results from a total of two independent, adequate and well-controlled pivotal clinical trials, demonstrating the safety and efficacy of Zimura in this indication. To establish efficacy, we believe it would be sufficient to demonstrate statistically significant results showing a clinically relevant reduction in the rate of growth of GA over 12 months, based on measurements over three time points (baseline, month 6 and month 12) in two independent trials. We selected this measure as the primary endpoint for the GATHER1 trial based on prior interactions with the FDA, as well as our understanding of clinical trials for other investigational products in development for the treatment of GA. We designed the GATHER1 trial as a well-controlled screening trial such that, in the event that the prespecified primary efficacy endpoint results were statistically significant, the trial could potentially serve as one of the two pivotal clinical trials typically required for marketing approval. Based on the results we have received, the statistical analysis that we have performed and additional discussions we have had with the FDA, we believe that the safety and efficacy results from the GATHER1 trial would satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. In the paragraphs that follow, we describe in detail the basis for our belief about the sufficiency of the GATHER1 trial and, if the data from this trial are positive, the GATHER2 trial, to support an application for marketing approval for GA.
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
    To demonstrate the safety of Zimura to a degree sufficient to support marketing approval, we believe that the FDA and potentially other regulatory authorities would require data from a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. Based on the safety profile of Zimura observed to date and the number of patients treated across our Zimura clinical trials, we believe that the remaining minimum safety requirements could potentially be satisfied by the GATHER2 trial, in which we plan to treat and follow patients for 24 months.

    Requirements for Efficacy Data
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
    In clinical trials, it is common for data for some number of subjects to be missing for assessments performed throughout the trial. The degree of data that is missing from a clinical data set can impact the results and conclusions, including their statistical significance. See above under “Statistical Analysis for Efficacy Measures” for information regarding the GA measurement data that was missing from the analysis of the primary efficacy endpoint in the GATHER1 trial, as well as a description of the sensitivity analyses we performed. Based on our sensitivity analyses, and accounting for the data missing from our data set because of patient withdrawals or for other reasons, we believe the statistical analysis for the 12 month data from the GATHER1 trial is valid.
    Although we seek to apply our enrollment criteria consistently, there may be instances when an investigator proposes that a patient participate in the trial and the reading center determines that, although a patient may not meet all criteria precisely, participation in the trial is warranted based on the overall GA pattern and size. For example, this can result in the enrollment of patients with baseline GA area slightly below 1 disc area, as was the case with one patient in each of the Zimura 4 mg group and the Part 2 sham control group (which is part of the comparison for both the Zimura 2 mg and Zimura 4 mg groups) in the GATHER1 trial. These patients were included in the ITT analysis for our primary efficacy endpoint. The FDA or other regulatory authorities may not agree with the inclusion of these patients in our statistical analysis.
    Clinical Relevance. Clinical relevance refers to an assessment of how meaningful the observed outcome is or would be for patients. The FDA and other regulatory authorities consult with clinicians in the field of study to advise on the relevance of an observed outcome for patients. Our GATHER1 and GATHER2 trials use anatomic endpoints measuring the reduction of GA growth as the primary efficacy endpoints. We obtained a written agreement with the FDA through the GATHER2 SPA that the mean rate of growth (slope) estimated based on GA area, measured by FAF in at least three time points: Baseline, Month 6, and Month 12, and the design and planned analysis of the GATHER2 trial adequately address the objectives necessary to support a regulatory submission. Since established literature and clinical experience indicate that patients' functional vision is impacted by the growth of the GA over time, which ultimately leads to severe vision loss, we believe that reduction of GA growth would have a meaningful impact on the patients’ well-being and quality of life and therefore is clinically relevant.

    Adequate and Well-Controlled. In addition to statistical significance and clinical relevance, pivotal clinical trials must be adequate and well-controlled. We believe:

•the method of selecting subjects for GATHER1 and GATHER2 was based on the same prospectively defined inclusion and exclusion criteria and provided adequate assurance that they have GA secondary to AMD;

•the randomized method of assigning patients to GATHER1 and GATHER2 treatment groups and corresponding sham control groups minimizes potential confounding factors and bias, and is intended to ensure comparability of the groups for all pertinent variables; and

•GATHER1 and GATHER2 are appropriately masked. The primary endpoint was objectively measured by an independent masked reading center. Adequate measures were taken to minimize bias on the part of the subject, the investigator, the reading center and the sponsor.

We believe, based on the above and other aspects of the designs of the two trials and their similar primary efficacy endpoints and statistical analysis plans, that both trials are adequate and well-controlled to establish the efficacy and safety of Zimura for GA. GATHER2 is intended to provide independent substantiation of the statistically significant results we observed in GATHER1.

Our Regulatory Pathway Following GATHER1 and GATHER2

    Based on the foregoing, assuming that Zimura’s safety profile remains consistent with findings observed to date and subject to regulatory review of the GATHER1 trial results, we believe that one additional international, randomized, double-masked, sham controlled, Phase 3 clinical trial is needed to demonstrate the safety and efficacy of Zimura in GA in a manner sufficient to support an application for marketing approval from the FDA and EMA in this indication. We designed the GATHER2 trial in accordance with this belief and understanding. Our belief and understanding of the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA in a manner sufficient to support an application for marketing approval from the FDA and EMA is based on our review of the data from the GATHER1 trial as well as discussions with the FDA. As described above, in parallel discussions with those for the GATHER2 SPA, the FDA indicated that, as part of a future NDA for Zimura, the results from GATHER1 will be considered using the original prespecified primary efficacy endpoint analysis (mean rate of change in GA area over 12 months measured by FAF at three timepoints: baseline, month 6 and month 12), together with a post-hoc analysis using the same FDA-preferred method that we are using for the GATHER2 trial (mean rate of growth (slope) estimated based on GA area measured by FAF in the relevant timepoints). We believe the GATHER1 data, when analyzed using the FDA's preferred method, are consistent with and supportive of the results from the original prespecified analysis. However, it is possible that unexpected or inconsistent findings could emerge as we continue to evaluate the unmasked, individual patient data, which could cause us to evaluate and change our conclusions about this data.
In July 2021, we received a written agreement from the FDA under a SPA for the overall design of GATHER2. We believe that the safety and efficacy data we will collect from the GATHER2 trial, if positive, would satisfy the FDA’s and could potentially satisfy the EMA's requirements as the second pivotal clinical trial typically required for marketing approval. If the 12-month results from GATHER2 are positive, we plan to file applications with the FDA and the EMA for marketing approval of Zimura for GA. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA may change as new regulatory or third party information becomes available. We have not had any interactions to date with the EMA regarding the GATHER1 data or the design of GATHER2. Ultimately, for the GATHER1 and GATHER2 trials to be accepted as pivotal trials, the FDA, EMA and other regulatory authorities would need to agree that the overall data package meet the applicable requirements with an acceptable safety profile and a clinically relevant efficacy outcome with statistical significance, and that the data support an overall favorable benefit-to-risk determination.
Zimura - Planned Phase 3 Clinical Trial for Patients With Intermediate AMD
Post-hoc Analyses of GATHER1 Data in Drusen, iRORA and cRORA
We conducted additional post-hoc analyses on the GATHER1 data, in which we evaluated the progression of iRORA to cRORA, and the progression of drusen to iRORA or cRORA, in patients treated with Zimura 2 mg as compared to patients in the corresponding sham group. Drusen, iRORA and cRORA represent progressive stages of AMD.
The post-hoc analysis data show a 19.6% absolute reduction in the rate of progression from drusen to iRORA or cRORA, for the Zimura 2 mg group as compared to sham at 18 months, representing a relative reduction of 72%. The data also show a 21.8% absolute reduction in the rate of progression from iRORA to cRORA for the Zimura 2 mg group as compared to sham at 18 months, representing a relative reduction of 52%. The following graphs illustrate these results:
Proportion of patients that progress from drusen to iRORA or cRORA (Zimura 2 mg compared to sham)
Proportion of patients that progress from iRORA to cRORA (Zimura 2 mg compared to sham).

Planned Phase 3 Clinical Trial in Intermediate AMD
We were encouraged by the results of the post-hoc analyses, and plan to initiate a Phase 3 clinical trial studying Zimura in patients with intermediate AMD. We expect this trial to be an international, randomized, double-masked, sham-controlled, multi-center trial with approximately 200 patients per treatment group. We expect to treat and follow patients for 24 months. We are currently evaluating other aspects of the design of this trial, including patient inclusion criteria and primary efficacy endpoints. We plan to obtain feedback from regulatory authorities on our plans for this trial and our development strategy in this indication, before initiating this trial during the second half of 2022.
Zimura - STGD1 Trials

    STAR: Ongoing Phase 2b Clinical Trial of Zimura for STGD1

    We initially completed patient enrollment for this clinical trial in February 2019 with a total of 95 patients enrolled, none of whom have any remaining study visits. In July 2020, we reopened enrollment in this trial in the United States. We continue to enroll patients and plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. We continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation.

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

Even though we have reopened patient enrollment, we have been and plan to remain masked to the treatment condition of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial. We expect data from this trial will be available after the top-line data from the GATHER2 trial.

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

IC-500: HtrA1 Inhibitor Product Candidate

    In October 2018, we acquired from funds controlled by Versant Ventures a number of HtrA1 inhibitors. In previous experiments conducted before the acquisition, these HtrA1 inhibitors showed high affinity and specificity for HtrA1 when tested in vitro. In 2020, we selected the lead compound from this group of HtrA1 inhibitors, which we call IC-500, for preclinical development. We are currently developing IC-500 for the treatment of GA and evaluating HtrA1 inhibition as a potential treatment for other stages of AMD and potentially other age-related retinal diseases.

    The HtrA1 gene encodes for an enzyme that may affect cellular structure, function and homeostasis, which is the dynamic equilibrium maintained in cells and tissue required for normal physiology. Genetic linkage studies, including a study published in Molecular Vision in 2017, show a correlation between the expression of HtrA1 and a certain set of genes conferring risk for AMD. A study of post-mortem eyes from subjects with AMD published in EBioMedicine in 2018 found overexpression of HtrA1 in RPE cells as compared to the eyes of non-AMD subjects. Additionally, the overexpression of HtrA1 was found, in an in vitro experiment published in the same article, to lead to alterations and disruptions in the morphology and function of RPE cells. Although the causal pathway between expression of HtrA1 and AMD is still not well understood, we believe that these findings suggest that HtrA1 overexpression may play a role in AMD and that molecules involved in the regulation and inhibition of HtrA1 may have therapeutic benefit in the treatment of GA as well as other stages of AMD and potentially other age-related retinal diseases.
    We are continuing the preclinical development of IC-500. In early 2021, we reviewed our IC-500 development program and explored the potential of a less frequent dosing regimen than monthly dosing. In 2021, we initiated a number of preclinical tolerability and pharmacokinetic studies for IC-500, and we are planning for IND-enabling GLP toxicology studies. We anticipate that the start of the IND-enabling toxicology studies will be later than what we originally planned, primarily due to the limited availability of study slots at CROs attributable to rising demand for their services as well as increased absenteeism of staff at those CROs in wake of the COVID-19 pandemic and the recent Omicron variant.
We have developed a formulation that we believe will be safe and effective for intravitreal administration into the eye, and are conducting current Good Manufacturing Practices, or cGMP, manufacturing activities for IC-500. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we expect to submit an IND to the FDA for IC-500 in mid-2023.
Gene Therapy Research and Development Programs
    Since 2017, as we evaluated our strategic priorities and the market for orphan and age-related retinal diseases with unmet medical needs, as well as the available technologies in development to potentially address these needs, we have been encouraged by the prospects for gene therapy as a potential treatment option for retinal diseases. We in-licensed two gene therapy product candidates (IC-100 and IC-200) and established collaborative gene therapy sponsored research programs with three leading academic research institutions in the United States. These sponsored research programs were focused on generating data to support the preclinical development of our gene therapy product candidates and discovering and developing other novel gene therapy technologies to treat a number of orphan IRDs.
Since 2021, as we evaluated the results from our preclinical toxicology and efficacy studies for IC-100 and IC-200 and assessed the additional resources that would be needed to advance those programs in light of our focus on Zimura and other strategic goals, we have been considering our development options for both product candidates. We are currently planning to seek a collaborator for the future development and potential commercialization of IC-100 and IC-200. We continue to believe in gene therapy as a promising mechanism of action for the treatment of many retinal diseases. We continue to advance our minigene research programs, which we have transitioned to us from the University of Massachusetts Medical School, or UMMS.
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
IC-100: RHO-adRP Product Candidate
    In June 2018, we entered into an exclusive global license agreement with the University of Florida Research Foundation, or UFRF, and the University of Pennsylvania, or Penn, for rights to develop and commercialize IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. There are over 150 known mutations in the RHO gene that can result in RHO-adRP. In individuals with RHO-adRP, the rhodopsin that is produced by the mutant gene is toxic. The construct for our RHO-adRP product candidate combines in a single AAV2/5 vector:

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
    We worked with a gene therapy contract development and manufacturing organization, or CDMO, to develop a manufacturing process for IC-100, and this CDMO produced and we released a cGMP batch of IC-100. In addition, we and Penn conducted a number of preclinical studies of IC-100 and a natural history study of RHO-adRP patients.
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
We have been considering our development options for this product candidate and currently plan to seek a collaborator for the future development and potential commercialization of IC-100.
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
    We worked with a gene therapy CDMO to develop a manufacturing process for IC-200, and this CDMO produced and we released a cGMP batch of IC-200. In addition, we and Penn conducted a number of preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs, which included a preclinical toxicology and efficacy study of IC-200 in the naturally occurring canine model of Best disease. We believe the results of the toxicology and efficacy study show IC-200 had an efficacy effect in these canines with minimal adverse effects from inflammation or other safety issues.
We have been considering our development options for this product candidate and currently plan to seek a collaborator for the future development and potential commercialization of IC-200.
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
    Starting in 2018, we funded several sponsored research programs at UMMS seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. These programs (miniCEP290, miniABCA4 and miniUSH2A) are described below. In July 2021, we hired four individuals who were previously at UMMS and working on these sponsored research programs, including the principal investigator for these programs. We have transitioned the preclinical research activities for these programs from UMMS to us and have established a laboratory for these employees to continue working on these programs and other preclinical ocular research and development activities.
    miniCEP290 Program for LCA10
    Our miniCEP290 program is targeting LCA10, which is associated with mutations in the CEP290 gene. The naturally occurring CEP290 gene is approximately 8,000 base pairs. In a 2018 publication in Human Gene Therapy, researchers at UMMS presented their findings that injection of a CEP290 minigene into a newborn mouse model for LCA10 resulted in rescue of photoreceptor cells, as evidenced by both anatomical and functional measures. The goal of our sponsored research with UMMS was to create and evaluate other CEP290 minigene constructs in the mouse model and optimize the effect observed in that publication.
    We were encouraged by the results of the sponsored research. One of the new minigene constructs shows five times longer duration of functional rescue of the photoreceptors as compared to what was observed in the 2018 publication. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. UMMS continued experiments to optimize the constructs, which were delayed during 2020 because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We have identified a lead construct from this program and are considering preclinical development options.
    miniABCA4 Program for STGD1
    Our miniABCA4 program is targeting STGD1, which is associated with mutations in the ABCA4 gene. The size of the naturally occurring ABCA4 gene is approximately 7,000 base pairs. As part of the sponsored research, UMMS generated and evaluated several ABCA4 minigene constructs in both in vitro and in vivo experiments, which yielded what we believe to be encouraging results. We are conducting additional experiments to optimize the constructs and assess their efficacy in the mouse model.
UMMS granted us an option to obtain an exclusive license to certain patent applications for this program.
    miniUSH2A Program for USH2A-Related IRDs
    The miniUSH2A program seeks to develop a mutation independent, minigene therapy for the vision loss associated with USH2A mutations, including vision loss associated with Usher 2A and USH2A-associated nonsyndromic autosomal recessive retinitis pigmentosa. Some of the activities in this program were delayed during 2020 as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. UMMS generated and evaluated several USH2A minigene constructs in in vitro experiments and we are planning to evaluate their efficacy in animals. The animal experiments have been delayed as a result of transitioning the work from UMMS to us.
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
Zimura Manufacturing
The process for manufacturing Zimura consists of chemical synthesis, purification, pegylation, purification and finally freeze drying to form a powder, which is the active pharmaceutical ingredient, or API. Each of these steps involves relatively common unit operations. In a separate process that follows the freeze drying, the Zimura API is dissolved in a liquid solution that includes certain chemicals and then is aseptically filled into vials from which the intravitreal injection solution is drawn. This process of rendering the API into a liquid solution and placing it into vials is referred to as fill/finish services.
In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. We are working with our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for Zimura drug substance. In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for potential commercial use. We have experienced issues during technology transfer of the existing manufacturing process to this manufacturer, which has resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of Zimura drug substance upon launch, if approved, and the new manufacturer as a second source of supply of Zimura drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process can be produced consistently, delivering quality product within a range of acceptable specifications. We are continuing analytical method development and qualification with our contract manufacturers and laboratories.
Starting in 2020, we have worked with a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We believe we have sufficient finished Zimura drug product for these two clinical trials. In addition, we are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of Zimura drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. Ajinomoto has produced finished Zimura drug product using the new vial, which we plan to use for a portion of the second-year study visits for patients in the GATHER2 trial. We believe Ajinomoto has the capacity to supply us with finished Zimura drug product with the new vial for our expected commercial supply needs upon launch, if approved.
We order the polyethylene glycol, or PEG, starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are continuing discussions regarding a long-term supply agreement with this manufacturer for the PEG starting material. We believe this supplier will have the capacity to supply us with the PEG that we will need for commercial manufacturing.
Zimura Sustained Release Delivery Technologies

We are exploring lifecycle management initiatives for Zimura with efforts focused on potential sustained release delivery technologies. Our goal is to derive a formulation of Zimura with a sustained release delivery technology that reduces the frequency of intravitreal injections that a patient must undergo, while maintaining comparable efficacy and safety to monthly injections. We have been exploring a number of potential sustained release delivery technologies with various technology providers. Preliminary evaluation of the sustained release delivery technologies and the resulting formulations is ongoing. We intend to evaluate multiple sustained release delivery technologies for Zimura, and may pursue long-term development collaborations with technologies that meet our feasibility and other criteria.

IC-500 Manufacturing

The process for manufacturing IC-500 consists of chemical synthesis, purification and spray drying to form a powder, which is the spray dried active pharmaceutical ingredient, or SDAPI. Each of these steps involves relatively common unit operations. In a separate process that follows the spray drying, the IC-500 SDAPI is dispersed in a liquid solution to form a suspension that includes certain pharmaceutical excipients and then is aseptically filled into vials and terminally sterilized. The filled drug product suspension is then diluted to the clinical dose concentration using a diluent. This process of rendering the SDAPI into a liquid suspension and placing it into vials, from which the intravitreal injection is drawn, is referred to as fill/finishing.

We have engaged multiple contract manufacturers to support the various processes necessary for the scale-up and cGMP manufacturing of IC-500 drug substance and drug product for larger scale batches for potential clinical trials.

Gene Therapy Manufacturing
    The manufacture of AAV gene therapies requires the use of high quality starting materials, such as plasmids and cells. Plasmids are circular double-stranded DNA that can exist separately from chromosomes in cells. A plasmid can be engineered and transfected into cells to express a specific transgene with different combinations of AAV serotypes. The plasmids and cells are generally sourced from a limited number of qualified suppliers.

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

                We obtain the plasmids that are used for IC-100 and IC-200 from a single third-party supplier on a purchase order basis. We worked with a gene therapy CDMO for preclinical and Phase 1/2 clinical supply of IC-100 and IC-200 drug substance and drug product. This CDMO has produced, and we have released, a cGMP batch of IC-100 and a cGMP batch of IC-200.

Human Capital
Our Workforce
    As of January 31, 2022, we had 94 full-time employees, compared to 57 full-time employees as of January 31, 2021. These employees support key areas of our business and operations, including commercial planning, medical affairs, clinical development and clinical operations, regulatory affairs and drug safety, data management, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as our general and administrative functions and public company infrastructure. We plan to continue to hire strategically to support key areas of our business, including the hiring of medical science liaisons. The following are additional data about our full-time employees, as of January 31, 2022:
•67 are in research and development, manufacturing and quality control and assurance;
•32 have M.D., O.D., Pharm.D. or Ph.D. degrees;
•45 self-identify as women;
•45 self-identify as racial or ethnic minorities; and
•32 reside in a state where we do not have any physical offices (currently, New Jersey, New York and Massachusetts).
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
Human Capital Initiatives

During the COVID-19 pandemic, we increased our efforts to support our employees and transitioned to full-time remote working in March 2020. We conducted numerous surveys over the course of the year to gauge employee sentiment and understand their needs. Throughout the pandemic, we have provided employees with technology and training sessions to support remote working. We took efforts to enhance company communication, such as holding weekly company meetings to provide business updates and provide a forum for guest speakers, including several offering education in best practices for remote working and general wellness. Our employees adopted various software tools to support virtual communication and collaboration, both internally and with third parties.

Starting in the middle of 2021, we adopted health and safety policies for employees who started voluntarily returning to the office. We have also adopted a vaccination policy and we provide COVID-19 testing to employees who regularly work in our offices. We continue to provide flexible work policies to support our employees. We continue to monitor the COVID-19 situation closely and, other than for our laboratory-based employees, currently expect to continue working predominantly in a hybrid (partially remote, partially in office) working model for the foreseeable near future.

In 2021, we continued to develop our new employee integration and professional development programs. Similar to 2020, most of our newly hired employees in 2021 joined us as remote- or hybrid-based employees, and we continued to enhance our new employee orientation program. For 2021, we continued to expand our training programs for new and continuing employees.

In mid-2020, we formed an employee committee on diversity, equity and inclusion, or CDEI, to assess issues of diversity, equity and inclusion among our workforce and provide recommendations. In 2021, we worked to implement some of the recommendations from the CDEI, including conducting trainings on topics such as unconscious bias and interviewing skills. We entered into a corporate sponsorship with Genspace NYC, a community life sciences lab in Brooklyn, New York. We also rolled out an employee volunteering and company match program.

Sales and Marketing
    We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties in some or all geographic markets, will be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indication for which the product candidate is approved, the territory in which the product candidate may be marketed and the commercial potential for such product candidate. In addition, our commercial strategy will vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retina specialists, or other sub-specialists, and the degree and potential degree of acceptance of our product candidate by the relevant physicians in various markets. For example, in the United States, retina specialists perform most of the medical procedures involving diseases of the back of the eye, including intravitreal injections. We believe that retina specialists in the United States are sufficiently concentrated such that we could effectively promote an approved product candidate to these specialists. We also understand that a majority of GA patients in the United States currently are not cared for by retina specialists and instead see general ophthalmologists (GOs) and optometrists (ODs); this will be a factor in our sales and marketing strategy for Zimura for GA.
We are working to build our commercial capabilities and infrastructure and develop our sales and marketing strategy for the potential launch of Zimura in the United States for GA, if approved. If we are successful in expanding the potential label for Zimura to intermediate AMD and/or STGD1, which, in contrast to GA and other forms of AMD, is a condition affecting a more limited number of individuals, our commercial strategy for Zimura may change.
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
Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that AstraZeneca PLC (which acquired Alexion Pharmaceuticals, Inc. in 2021), Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics (which was recently acquired by Novartis AG), IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), MorphoSys AG, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gemini Therapeutics, Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3, for which Apellis announced top-line data from two Phase 3 clinical trials in September 2021 and Apellis stated it would file an application for marketing approval with the FDA during the second quarter of 2022.

Apellis could obtain marketing approval for its product candidate in advance of when we might reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Abbvie Pharmaceuticals, Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, Lineage Cell Therapeutics, Inc., Ocugen, Inc., ONL Therapeutics, Inc., Regenerative Patch Technologies, Roche AG and Stealth BioTherapeutics Corp., are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development is Genentech's monoclonal antibody HtrA1 inhibitor, which is currently being studied in a Phase 2 clinical trial and whose results are expected to become available in 2022 or 2023.

Competitive considerations for Stargardt disease:

•There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. We are aware that AGTC, Alkeus Pharmaceuticals, Inc., Beam Therapeutics Inc., Biogen, Generation Bio Co., Kubota Vision Inc. (formerly Acucela), Lin BioScience, Inc., ProQR Therapeutics N.V., or ProQR, and Spark Therapeutics (a subsidiary of Roche AG) each have research or development programs in Stargardt disease. Three of these programs, Alkeus, Kubota and Lin BioScience, are exploring the use of oral therapeutics, while AGTC, Nightstar and Spark are each using a gene therapy approach, Beam is using a base editing approach, and ProQR is using an RNA-based approach. Kubota’s product candidate, to which the FDA and the EMA granted orphan drug designation in August 2020, is in Phase 3 development while Alkeus’s product candidate is in Phase 2 development. In addition, several academic organizations have early stage programs in Stargardt disease.

Competitive considerations for RHO-adRP:

•We are aware that ProQR is developing an RNA-based therapeutic for RHO-adRP, for which it is currently conducting a Phase 1/2 clinical trial. Ocugen, Inc. is developing a preclinical gene therapy for RHO-adRP, for which the FDA granted orphan drug designation in July 2020. In addition, Biogen has a preclinical AAV gene therapy program in RHO-adRP. Editas Medicine, Inc. is also developing a preclinical gene editing product candidate for this disease. We are also aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP.

Competitive considerations for BEST1-related IRDs:

•We are aware that Biogen has a preclinical AAV gene therapy program for one or more BEST1-related IRDs.

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

Competitive considerations for USH2A-related IRDs:

•There are a number of products in preclinical research and clinical development by third parties to treat USH2A-related IRDs. We are aware that ProQR is pursuing two RNA based approaches for different mutations causing Usher 2A, one of which is currently in Phase 1/2 clinical development and the other of which is in preclinical development. We are also aware that Editas Medicine, Inc., Odylia Therapeutics and Wave Life Sciences, Inc. are exploring potential programs in USH2A-related IRDs.
Intellectual Property
    Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position, among other methods and where patent protection is available, by filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business, and by maintaining our issued patents. For our collaborative gene therapy sponsored research programs, we have generally relied on our university collaborators to perform research and generate data to support new patent applications, and to file, prosecute and maintain any patents or patent applications resulting from the sponsored research with our input. We also rely upon trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
    Our patent portfolio includes the following:
•patents and patent applications in-licensed from Archemix Corp., or Archemix:
•patents covering Zimura's composition-of-matter, which have issued in the United States, the countries covered by the European Patent Organisation, which we refer to as the EPO Countries, Japan and certain other jurisdictions, and which are expected to expire in the United States and the EPO Countries in 2025 and elsewhere, including China and Japan, in 2026; and
•patents covering the treatment of certain complement mediated disorders with Zimura, Zimura for use in a method of treating certain complement mediated disorders or a composition comprising Zimura for treating certain complement mediated disorders, which have issued in the United States, the EPO Countries, Japan and certain other jurisdictions, and which are expected to expire in the EPO Countries in 2025 and elsewhere, including the United States and Japan, in 2026; and
•patents and patent applications owned by IVERIC bio, Inc.:
•patent applications covering formulations, methods of use for treating GA, Stargardt disease and other conditions, and other proprietary technology relating to Zimura, which have resulted in claims covering methods of using Zimura to treat GA that have been allowed by the USPTO and are expected to expire in 2034, and others are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, which, if granted, are expected to expire in 2034; and
•patent applications covering methods of using Zimura to treat intermediate AMD and other forms of AMD, which are pending under the Patent Cooperation Treaty, or PCT, and which, if granted, are expected to expire in 2041; and
•patents and patent applications owned by our subsidiary Orion Ophthalmology LLC, or Orion:
•three families of composition-of-matter and method-of-treatment patent applications covering IC-500 and other HtrA1 inhibitors owned by Orion, some of which have resulted in issued patents in the United States or claims that have been allowed by the USPTO, as well as issued patents or allowed claims in other jurisdictions, all of which are expected to expire in 2037, and others are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, which, if granted, are expected to expire in 2037; and
•patents and patent applications in-licensed from UFRF and Penn:
•patents covering composition-of-matter and method-of-treatment relating to IC-100 and the proprietary RHO-adRP AAV technology of UFRF and Penn, which have issued in the United States and are expected to expire in 2037, and applications covering the same subject matter that are pending in the United States, EPO countries, Japan and certain other jurisdictions, which, if granted, are expected to expire in 2037; and
•two families of composition-of-matter and method-of-treatment patent applications relating to the proprietary RHO-adRP AAV technology of UFRF and Penn, one family of which is pending in the United States, and both families are pending in the EPO Countries, Japan and certain other jurisdictions, which, if granted, are expected to expire in 2037 and 2039, respectively; and
•patent applications covering composition-of-matter and method-of-treatment relating to proprietary BEST1 AAV technology from UFRF, which are pending in the United States, the EPO Countries, Japan and certain other jurisdictions, and which, if granted, are expected to expire in 2039; and

•patent applications covering methods of treating autosomal dominant BEST1-related IRDs and autosomal recessive BEST1-related IRDs, which are pending under the PCT, and which, if granted, are expected to expire in 2041; and
•patent applications in-licensed from UMass:
•two families of composition-of-matter and method-of-treatment patent applications relating to certain proprietary minigene technology for the treatment of diseases associated with mutations in the CEP290 gene, which are pending in the United States, the EPO Countries and China, and which, if granted, are expected to expire in 2038 and 2040, respectively.
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
Similar provisions are available in the EPO Countries and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates referred to above are without regard to any patent term adjustments or potential patent term extension or other market exclusivity that may be available to us. See "—Government Regulation and Product Approvals" below for a description of market exclusivity mechanisms that may be available to us.
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
Licensing and Other Arrangements

    We are party to a number of license, acquisition, option and other agreements that have granted us rights to develop our product candidates and conduct our research and development programs. These agreements generally impose license fee, milestone payment, royalty payment and diligence obligations on us. Our material in-license and acquisition agreements are described below.

    In the future, we may enter into additional acquisition or license agreements, particularly if we choose to acquire or in-license additional product candidates or other technologies, including sustained release delivery technologies for Zimura, and further expand our product pipeline. We expect that any future acquisition or license agreements would impose similar obligations on us. In the future, we may also enter into agreements to out-license intellectual property to our collaboration and research partners to assist in the development and, if approved, commercialization of our product candidates, including for the future development and potential commercialization of IC-100 and IC-200. We may out-license certain rights to any of our product candidates if we believe the arrangement could assist us in the development or potential commercialization of such product candidate and would otherwise help us pursue our business plan and strategic goals.

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
Review and Approval of Drugs and Biologics in the United States
In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Biologic products, including gene therapy products, are licensed for marketing under the Public Health Service Act, or PHSA. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure to comply with requirements under the FDCA or PHSA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities, including state agencies.
A drug candidate must be approved by the FDA through a new drug application, or NDA. A biologic candidate is licensed by the FDA through approval of a biologic license application, or BLA. A sponsor seeking approval to market and distribute a new product in the United States must typically undertake the following:
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

•design of a clinical trial protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;

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

    Preclinical Studies
Before a sponsor begins testing a drug or biologic with potential therapeutic value in humans, the product candidate must undergo preclinical testing. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, and the purity and stability of the substance, as well as in vitro and animal studies to assess the potential safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and the United States Department of Agriculture’s Animal Welfare Act, if applicable.
    The IND and IRB Processes
An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved application. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or re-commence.
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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.
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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.
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
    Manufacturing and Other Regulatory Requirements

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

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
The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire. We expect the FDA to issue additional guidance on gene therapies.
Special Protocol Assessment Agreements
A Special Protocol Assessment, or SPA, agreement is an agreement between a drug manufacturer and the FDA on the design and size of studies and clinical trials that can be used for approval of a drug or biological product. The FDA’s guidance on such agreements states that an agreement may not be changed by the manufacturer or the agency unless through a written agreement of the two entities or if FDA determines a substantial scientific issue essential to determining the safety or effectiveness of the drug. The protocols that are eligible for SPA agreements are: animal carcinogenicity protocols, final product stability protocols and clinical protocols for Phase 3 trials whose data will form the primary basis for an efficacy claim.

The FDA may meet with sponsors, provided certain conditions are met, for the purpose of reaching an SPA agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in a marketing application. If a sponsor makes a reasonable written request to meet with the FDA for the purpose of reaching agreement on the design and size of a clinical trial, then the FDA will meet with the sponsor. If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. An agreement may not be changed by the sponsor or FDA after the trial begins, except with the written agreement of the sponsor and FDA, or if the director of the FDA reviewing division determines that “a substantial scientific issue essential to determining the safety or effectiveness of the drug” was identified after the testing began. If a sponsor and the FDA meet regarding the design and size of a clinical trial and the parties cannot agree that the trial design is adequate to meet the goals of the sponsor, the FDA will clearly state the reasons for the disagreement in a letter to the sponsor.

    Review of a Product Candidate by the FDA
If clinical trials are successful, the next step in the development process is the preparation and submission to the FDA of an application for marketing approval. The application is the vehicle through which sponsors formally propose that the FDA approve a new drug for marketing and sale in the United States for one or more indications. The application must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. Every new product must be the subject of an approved application before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an application, the FDA conducts a preliminary review of an application within 60 calendar days of its receipt and must inform the sponsor by that time or before whether the application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept an application for filing. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to specified performance goals and timelines in the review process of applications, which goals and timelines depend on the type of product candidate for which review is sought and whether the sponsor has applied for and received from the FDA any special review status for the particular product candidate allowing for expedited review. Special review status is available for certain products that are intended to address an unmet medical need in the treatment of a serious or life–threatening disease or condition under one of the following FDA-designations: fast track designation, breakthrough therapy designation, priority review designation and regenerative medicine advanced therapy designation. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured, stored, packaged and tested. These pre–approval inspections may cover all facilities associated with an application submission, including component manufacturing (e.g., active pharmaceutical ingredients), finished product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a New Molecular Entity.
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
    The FDA’s Decision on an Application
The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard.
After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or potency, purity and safety in a BLA.

A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond.
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

    Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations and Accelerated Approval; Rare Pediatric Disease Priority Review Voucher Program
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life–threatening disease or condition. These programs are fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation. The FDA may also approve certain products based on an accelerated basis. None of these expedited programs changes the standards for approval, but each may help expedite the development or approval process governing product candidates.
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

    The FDA may award priority review vouchers, or PRVs, to sponsors of rare pediatric disease product applications that meet certain criteria. A rare pediatric disease is a rare disease where the disease is serious or life-threatening with the serious or life-threatening manifestations primarily affecting individuals from age zero to 18. A sponsor who receives approval for a drug or biologic for a rare pediatric disease may qualify for a PRV, which the sponsor may redeem to receive priority review of a subsequent marketing application for a different product. In lieu of using the PRV for one of its own product candidates, a sponsor may sell that voucher for use by a third party. Current prices for these PRVs range in the hundreds of millions of dollars. The current rare pediatric disease priority review voucher program will expire on September 30, 2024, although a drug designated as a rare pediatric disease treatment by September 30, 2024 can still receive a priority review voucher but no later than September 30, 2026.

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
In addition, manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third–party manufacturers that the sponsor may decide to use. Accordingly, sponsors and manufacturers must continue to spend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Further, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.
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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although health care providers may prescribe products for off-label uses in their professional judgment, manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product.
    Generic Drugs and Exclusivity
Under the Hatch-Waxman Amendments to the FDCA, the FDA is authorized to approve generic drugs that are shown to contain the same active ingredients as, and is bioequivalent to, drugs previously approved by the FDA pursuant to NDAs, which are also known as reference listed drugs, or RLDs. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the FDA. An ANDA sponsor does not generally rely on its own preclinical or clinical data to demonstrate safety and effectiveness but instead can rely on preclinical and clinical testing previously conducted by the sponsor of the RLD. The ANDA sponsor must show that the generic version is identical to the RLD with respect to a number of factors, including the active ingredient, and that the generic version is "bioequivalent" to the RLD. Physicians, pharmacists and third-party payors generally consider an approved generic drug to be fully substitutable for the RLD.
The FDA is also authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

    Sponsors of RLDs are required to list in the FDA's Orange Book each patent with claims covering the RLD or approved methods of using the RLD. An ANDA sponsor is required to certify to the FDA concerning any such patents, which may be a certification that the listed patent is invalid, unenforceable or will not be infringed by the new product, which is known as a Paragraph IV certification. An ANDA sponsor that makes a Paragraph IV certification must notify the sponsor of the RLD, who may then initiate a patent infringement lawsuit in response to the notice of Paragraph IV certification. The filing of a lawsuit within 45 days of receipt of a Paragraph IV certification notice prevents the FDA from approving the ANDA until the earliest of 30 months after receipt of the Paragraph IV certification, expiration of the patent or a decision in the infringement case that is favorable to the ANDA sponsor.
Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain drug applications for competing products, including generic drugs. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first sponsor to gain approval of an NDA for a New Chemical Entity. A drug is a New Chemical Entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule responsible for the pharmacological activity of the drug substance. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. During the exclusivity period, the FDA may not accept for review an ANDA or an NDA under Section 505(b)(2) of the FDCA, or an 505(b)(2) NDA, submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a Paragraph IV certification.
The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the sponsor, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. The five-year and three-year exclusivities will not delay the submission or approval of a full NDA; however, a sponsor submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, or ACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed "reference product." To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA.
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
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. Since the passage of the BPCIA, there have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, involving biosimilars.

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
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications. In September 2021, the FDA issued final guidance describing its current thinking on when a gene therapy product is the “same” as another product for purposes of orphan exclusivity. Under the guidance, if either the transgene or vector differs between two gene therapy products in a manner that does not reflect “minor” differences, the two products would be considered different drugs for orphan drug exclusivity purposes. The FDA indicated that it will determine whether two vectors from the same viral class are the same on a case-by-case basis and may consider additional key features in assessing sameness. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.
Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or provides a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.
    Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for an additional six months of regulatory exclusivity. For drug products, the six month exclusivity may be attached to the term of any existing patent or regulatory exclusivity, including orphan drug exclusivity and regulatory exclusivities available under the Hatch-Waxman provisions of the FDCA. For biologic products, the six month period may be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show that the product is effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection covering the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the

FDA cannot approve an ANDA or 505(b)(2) NDA that references the product. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) sponsor submitted a paragraph IV certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed ANDA or 505(b)(2) product.
Review and Approval of Products in Europe and other Foreign Jurisdictions
In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent it chooses to conduct clinical trials or sell any products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries before beginning clinical trials or marketing the product in those countries. To obtain regulatory approval of an investigational product in the European Union, a manufacturer must submit a marketing authorization application, or MAA, to the EMA. For other countries outside of the European Union, such as the United Kingdom or countries in Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
    Clinical Trial Approval in the European Union
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.
Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website.
Marketing Authorization
In the European Union, marketing authorizations for medicinal products may be obtained through different procedures founded on the same basic regulatory process. A marketing authorization may be granted only to a sponsor established in the European Union. As in the United States, marketing authorization holders and manufacturers of approved medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of marketing authorizations.
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
Decentralized Procedure. The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an MAA conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, a sponsor submits an MAA to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. Following receipt of a valid application, the reference EU Member State prepares a draft assessment and drafts of the related materials. The resulting assessment report is submitted to the concerned EU Member States which must decide whether to approve the assessment report and related materials.
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
PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme, facilitating increased understanding of the product at EMA’s Committee level.

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
    Regulatory Data Exclusivity in the European Union
In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data in a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications that are shown, during the scientific evaluation prior to authorization, to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an innovative medicinal product so that the innovator gains the additional prescribed period of marketing exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
    Orphan Drug Designation and Exclusivity in the European Union
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of: (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.
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

    Pediatric Studies and Exclusivity
    Before obtaining a marketing authorization in the European Union, sponsors must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, or PDCO, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PDCO may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA must determine that the sponsor actually complied with the agreed studies and measures listed in each relevant PIP. If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted via the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.
    Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Trade Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Trade Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Trade Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the U.K. the body of EU law governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.
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
    The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceutical products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including rebate programs, price controls, restrictions on reimbursement and requirements for substitution of generic products. Efforts to control drug pricing have garnered bipartisan support in the U.S. Congress. Under both the previous Trump Administration and the current Biden Administration, various U.S. government agencies, including the FDA and the Center for Medicare & Medicaid Services, or CMS, proposed a number of rules intended to curb drug prices. For example, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA.

Further, on July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The executive order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

    At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on access to certain products, and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine which pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, if and once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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
    In addition to initiatives specifically directed at lowering or containing prescription drug prices, legislative action in the United States at the national level has resulted in reduced funding levels for Medicare. For example, the Budget Control Act of 2011, or BCA, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year from 2013 through 2031, and the American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that Zimura, if approved for GA, would be reimbursed by the Medicare Part B "buy and bill" reimbursement model, under which physicians purchase Zimura from us or a wholesaler/distributor, and then bill Medicare for their costs following administration. Medicare Part B currently provides for reimbursement to the physicians at a rate equal to the average sales price for the product plus a six percent markup. The BCA has reduced the effective rate of that markup to 4.3%. Any further reduction in healthcare, including Medicare, funding may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

    Moreover, the number of individuals covered by health insurance has a direct impact on the potential market for our product candidates, if approved. The ACA, passed in 2010, included the "individual mandate," which required most Americans to carry a minimal level of health insurance. Individuals who did not obtain required coverage were subject to a penalty. The individual mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, or TCJA, with the repeal becoming effective on January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. In addition, since passage of the ACA, there have been several lawsuits challenging the ACA, and we expect additional lawsuits may be filed.

Despite those developments, we expect the 117th Congress and the Biden Administration to support and expand on the ACA. For example, on January 28, 2021, President Biden issued an executive order directing federal agencies to review all existing regulations, policies and a variety of other guidance that limit Americans’ access to high-quality healthcare and to consider actions that will protect and strengthen Medicaid, the ACA and, more generally, access to affordable healthcare for Americans. Under this order, federal agencies are to advance President Biden’s overall access policy and make determinations as to whether additional actions are necessary. Specifically, the agencies must examine, among other things, policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19, and policies that undermine the health insurance marketplace or other markets for health insurance.

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

•federal transparency requirements such as the federal Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti–kickback and false claims laws, state pharmaceutical sales representative listing requirements and other consumer protection laws, which may apply to healthcare items or services that are reimbursed by private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws, such as the European Union's General Data Protection Regulation, also govern the privacy and security of, and require the notification of any breaches of, health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Our Corporate Information
Our principal executive offices are located at 8 Sylvan Way, Parsippany, New Jersey, 07054, and our telephone number is (609) 474-6755. Our Internet website is http://www.ivericbio.com.
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
Because the value of our company is largely based on the prospects for our research and development programs and their potential to result in therapies capable of achieving marketing approval and generating future revenues, any failure, delay or setback for these programs will likely have a negative impact on the value of your investment. In addition, even if we are successful in advancing the development of IC-500, which is currently in preclinical development, the value of our common stock may not rise in a meaningful way. As we continue to invest in our research and development programs to generate data to support further development or applications to obtain marketing approval for commercialization, the amount of our available cash will continue to decline until we raise additional finances.

We have a history of significant operating losses. We expect to continue to incur losses until such time, if ever, that we successfully commercialize our product candidates and may never achieve or maintain profitability.

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021 and October 2021. As of December 31, 2021, we had an accumulated deficit of $679.6 million. Our net loss was $114.5 million for the year ended December 31, 2021 and we expect to continue to incur significant operating losses for the foreseeable future.
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
As of December 31, 2021, we had cash, cash equivalents and available-for-sale securities of $381.7 million. We estimate that our year-end 2022 cash, cash equivalents and available-for-sale securities will range between $215 million and $225 million. We also estimate that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura in GA and STGD1 and the initiation of an intermediate AMD clinical trial, preparation and potential filing of an NDA and a MAA for Zimura in GA, continuing preparations for a potential commercial launch of Zimura in GA, investing in sustained release delivery technologies for Zimura, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of Zimura, such as sales force expenses, any additional expenditures related to potentially studying Zimura in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and governmental responses to the pandemic have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $162.6 million in net proceeds in an underwritten public offering of our common stock in October 2021, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our gene therapy research programs, or our future commercialization efforts.
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
If we raise additional funds through collaborations, royalty transactions, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. If we choose to pursue a collaboration for any of our product candidates, we may be required to relinquish certain valuable rights depending on the terms of such a transaction. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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
•Third-Party Collaborators and Vendors. Many of our third-party contract manufacturers, academic research collaborators and contract research organizations limited their operations and staff during the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our minigene research programs. Over the past year, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. For example, we anticipate that the start of the IND-enabling toxicology studies for IC-500 will be later than what we originally planned, primarily due to the limited availability of study slots at CROs attributable to rising demand for their services as well as increased absenteeism of staff at those CROs in wake of the COVID-19 pandemic and the recent Omicron variant. We are also aware that some of our third-party contract manufacturers and storage vendors have experienced high levels of absenteeism due to the Omicron variant and as a result started to limit their operations and on-site activities. These operational and staffing limitations may cause further delays for our development and manufacturing activities. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.
•Supply Chain and Materials. Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 drug substance experienced a shortage in obtaining one of the raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation. Furthermore, in October 2021 we learned that the new manufacturer we are working with for second source supply of Zimura drug substance was experiencing issues with procuring an important raw material common to many manufacturing processes, which occurred due to recent supply chain interruptions and caused a slight delay to our manufacturing timelines with this contract manufacturer.
•Remote Working. We instituted company-wide remote working starting in March 2020. In 2021, we began permitting employees to return to our offices on a voluntary basis in compliance with new health and safety policies we implemented, including a vaccination policy for employees working in our offices. We expect to operate under a hybrid (partially remote and partially in office) working model for the foreseeable near future. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Throughout the course of the pandemic thus far, many countries and regions, including many states in the United States, have experienced surges in the number of new cases, including as a result of new variants to the SARS-COV-2 virus, such as the recently emerged Omicron variant, which have caused public health authorities to reimpose restrictive measures. In addition, although the FDA has fully approved three vaccines as well as vaccine booster shots for certain individuals, there continue to be challenges with increasing the percentage of vaccinated individuals among the general population, and the long-

term safety and efficacy and ability of these vaccines to slow transmission, including against new variants of the virus, are largely unknown. In the United States and some other countries, vaccine mandates remain controversial and the reluctance of many individuals to get COVID-19 vaccines may affect the work of our vendors and other third parties providing services for us. As a result, governments may continue to deploy measures to contain the pandemic for a prolonged period of time. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants of the virus, the actions taken to contain it or lessen its impact, including the availability, effectiveness and administration of vaccines, and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
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
Our strategy of obtaining additional rights to products, product candidates or technologies for the treatment of retinal diseases may not be successful. We may not be successful in obtaining rights to and developing a sustained release delivery technology for Zimura. We may not be successful in finding a collaborator for IC-100 and/or IC-200.
An element of our strategy over the past few years has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling retina opportunities. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements for product candidates and other technologies intended to treat retinal diseases. We plan to continue to evaluate additional opportunities to in-license or acquire products, product candidates and technologies on a selective and targeted basis, with a focus on sustained release delivery technologies for Zimura. We may also continue to consider other alternatives, including mergers, acquisitions, asset purchases or sales and/or other transactions involving our company as a whole or other collaboration transactions, including potential collaboration or out-license opportunities for further development and potential commercialization of Zimura in one or more territories outside the United States and collaboration opportunities for further development and potential commercialization of IC-100 and/or IC-200. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.
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
In addition, acquisitions and in-licenses may entail numerous operational, financial, regulatory and legal risks, including:

•exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;

•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions or in-licensing transactions;

•inability to receive regulatory clearance from government agencies, such as the Federal Trade Commission, to close transactions after announcement;

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

We and certain of our current and former board members and executive officers were named as defendants in lawsuits that could result in substantial costs and divert management’s attention. We are in the process of settling those lawsuits, but the settlements are not yet final.
We and certain of our current and former executive officers were named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for our prior product candidate Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers were also named as defendants in two shareholder derivative actions initiated in August 2018 and May 2021 respectively, which generally allege that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. On September 8, 2021, the parties in the class action executed a settlement agreement, which has been submitted to the court for approval. We expect our directors’ and officers’ liability insurance to cover the costs of the settlement, including plaintiff counsel’s fees. The shareholder derivative actions were stayed while a special litigation committee of our board of directors, or the SLC, investigated the allegations contained in the complaints. On October 18, 2021, the parties notified the court overseeing the Pacheco matter that they had reached an agreement in principle to settle the action. On January 27, 2022, the parties executed a settlement agreement, which has been submitted to the court for approval. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance could have a material adverse effect on our financial condition and business. In addition, the litigation, including in responding to discovery requests, caused our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation, and if the litigation remains protracted, could further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Regardless of whether these lawsuits are finally settled, additional lawsuits may be filed against us.
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
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, we must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are pursuing, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the preclinical studies we are conducting and planning to conduct for IC-500, may fail at any point or produce unacceptable or inconclusive results for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans. For example, we observed different findings across the two different species in which we tested IC-100 in preclinical toxicology studies, which caused us to evaluate our development options for this product candidate. At this time, we are planning to seek a collaborator for the further development of this product candidate.
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

Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. The progress of our clinical trials may be dependent on macro-economic events beyond our control, such as the COVID-19 pandemic. For example, the pandemic and governmental measures instituted in response to the pandemic have caused a number of missed visits in the GATHER2 trial and may cause additional patients to miss visits or drop out of the trial, which could result in missing data from this trial. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process or for other reasons. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA in a manner sufficient to support an application for marketing approval to the FDA are based on the Special Protocol Assessment, or SPA, we received from the FDA for the GATHER2 trial and our review of the 12-month and 18-month data from the GATHER1 trial. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA may change as we continue to have interactions with the FDA and potentially with the EMA and other regulatory authorities, as we conduct our GATHER2 trial, and as new regulatory or third party information, including that of our competitors, third-party clinical data or information from prospective collaborators or licensees, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.

Our development of Zimura is based on a novel mechanism of action that is unproven in GA, intermediate AMD and STGD1 and poses a number of scientific and other risks, and we may not be successful in developing Zimura in the indications we are pursuing or in any other indication we may choose to pursue.

We are currently targeting GA and intermediate AMD, which are an advanced form and an earlier form of AMD, respectively, and STGD1 with Zimura. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors of the complement system as potential pharmaceutical treatments for GA, and that the results from our GATHER1 trial of Zimura in GA and from a competitor’s trials of its complement inhibitor in GA support our view, this approach may not prove successful for treating GA in a clinically meaningful way. Similarly, although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of STGD1, we have not yet completed a clinical trial assessing Zimura for the treatment of STGD1 and do not have any unmasked data regarding the efficacy of Zimura in this indication. As a result, this approach may not prove clinically successful.

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

We are planning to initiate clinical development of Zimura in intermediate AMD based on results from a post-hoc analysis of data from our GATHER1 trial. Although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of intermediate AMD, we have not yet conducted a clinical trial assessing Zimura for the treatment of intermediate AMD. Intermediate AMD is a developing field of study whose patient population continues to be defined by, and any primary endpoints used to assess any treatments are new for, the medical community, and as such, the patient population and primary endpoint we choose for our planned Phase 3 clinical trial may not be accepted by regulators. We intend to seek regulatory feedback before initiating this trial, and regulatory authorities may disagree with our development and regulatory plans and strategy. We may also decide to pursue clinical development of Zimura for other indications, including those we previously studied such as wet AMD and IPCV. Similar to GA and STGD1, Zimura, and the use of C5 inhibition, are unproven in those indications and we may not be successful in our efforts to develop Zimura for those indications.

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

Based on the results of our GATHER1 trial, additional statistical analysis we have performed and discussions we have had with the FDA, we believe that the efficacy results from this trial would satisfy the FDA’s requirements as one of the two pivotal clinical trials typically required for marketing approval. This belief is based on many assumptions, including that a reduction in mean rate of GA growth over 12 months, measured by FAF based on readings at three time points: baseline, month 6 and month 12, calculated using the square root transformation of the GA area, is a primary endpoint of clinical relevance, in the absence of a demonstrated reduction in the loss of vision. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth, calculated using the square root transformation, is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We understand that many regulatory authorities outside the United States, including those in Europe, may require a sponsor to show a functional benefit to vision for marketing approval in GA. If we are required to show a functional benefit to vision to obtain marketing approval, we may need to conduct additional clinical trials or sub-studies, which may not ultimately demonstrate a functional benefit to vision to the satisfaction of these regulatory authorities. Since receiving the 12-month results from the GATHER1 trial, we have not had any interactions with the EMA regarding the GATHER1 data or the design of GATHER2. The FDA, the EMA or other regulatory authorities may also disagree with our conclusion regarding the robustness of the data from the GATHER1 trial based on our sensitivity analyses or may conduct their own sensitivity analyses yielding different results. Even if we meet with the FDA, EMA or other regulatory authorities, we likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the sufficiency or robustness of the data from our clinical trials, including the GATHER1 trial, until such time as we submit an application for marketing approval and receive a response from the applicable authority. If the GATHER1 trial results are not considered robust, or if regulatory authorities do not accept the study designs of GATHER1 or GATHER2, then in order to seek marketing approval we may need to conduct, in addition to the GATHER2 trial, one or more additional, adequate and well-controlled clinical trials that meet the applicable regulatory requirements in order to obtain marketing approval.

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

Based on discussions with the FDA, following the GATHER1 trial, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of Zimura for which we are seeking approval, or a higher Zimura dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. We believe that if we were to file an application for marketing approval for Zimura for GA, we would be able to rely on safety data from our GATHER1 and GATHER2 trials in GA secondary to AMD, as well as our STAR trial evaluating Zimura for STGD1. We also believe that, if the data from the GATHER2 trial are positive, we would be able to submit our application following the primary efficacy and safety analysis for the GATHER2 trial at the 12-month time point, without waiting for the full 24-month data package. We have designed our GATHER2 trial to meet these requirements, which, as we understand them, and if data from the GATHER2 trial are positive, will permit us to seek marketing approval for Zimura for GA in the United States and potentially the European Union. Since receiving the 12-month results from the GATHER1 trial, we have not had any scientific advice or other formal interactions with the EMA or competent national authorities in the European Union or United Kingdom regarding the sufficiency of the GATHER1 and GATHER2 trials, including our primary efficacy endpoint analyses, to support an application for marketing approval. As we continue to engage with regulatory authorities, including in Europe, we may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for Zimura, including potentially changing the design of the GATHER2 trial, increase the costs of our Zimura clinical programs and delay our expected timelines. For example, based on our assessment of the data we have collected for Zimura to date and the requirements of regulatory authorities, we are conducting a pharmacokinetic substudy involving a portion of the patients enrolled in the GATHER2 trial and an additional nonclinical study of Zimura. Any delays or unfavorable results from those studies may impact our timelines for seeking and potentially obtaining approval for Zimura in GA. In addition, because of the COVID-19 pandemic or other reasons, we may experience a higher than anticipated rate of dropouts and missed visits and treatments in our GATHER2 and STAR trials, which could result in our not having adequate safety data for a sufficient number of patients to obtain marketing approval in GA, even if the primary efficacy endpoint is met and the results from the GATHER2 trial are otherwise positive.

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

We have decided to enroll approximately 25 additional patients in this trial, with the goal of enrolling a total of approximately 120 patients. This change to the trial has increased the costs associated with this trial and has delayed the timelines for receipt of data from this trial. We believe an expanded trial could allow us to collect additional data regarding the effect of Zimura on STGD1 patients and help us mitigate the risks from additional patient dropouts and missed visits; however, these expectations may prove to be incorrect. We are continuing to recruit and enroll patients in this trial. Patient recruitment may take longer or cost more than we would expect.

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

The COVID-19 pandemic has caused many of our clinical trial sites and competent health authorities and ethics committees in certain countries to reduce their staff and operations. In 2020, this reduction in operations resulted in delays to the approval of and the site activation process for the GATHER2 trial in certain geographies. During late 2020 to early 2021, a number of our clinical trial sites scaled back their operations because of surges in COVID-19 cases or new lockdown measures being imposed. We expect to initiate our planned clinical trial studying Zimura in intermediate AMD during the second half of 2022 and we plan to use many of the same sites that are in the GATHER2 trial. The sites may be assisting with database lock and related activities for GATHER2 around the same time that they may be preparing for and starting up the intermediate AMD trial. If any reductions in staff and operations continue to persist at the sites at that time, it may affect our conduct of the ongoing GATHER2 and planned intermediate AMD trials. Shortages of vaccines, personal protective equipment and other supplies for the prevention of COVID-19 and the proliferation of new variants of COVID-19 may cause our clinical trial sites to further scale back the number of staff on site and other operations, and may also cause prospective or enrolled patients to avoid clinical trial visits.

In addition to the disruptions to the operations of many clinical trial sites, the COVID-19 pandemic affected our monitoring and audit operations, for example, by requiring remote monitoring, remote source document verification and remote auditing in many instances. Some countries prohibit or limit remote source document verification due to privacy and other concerns. During 2020 and early 2021, we experienced difficulties and delays in performing audits on most of our clinical trial sites because of privacy and other concerns with remote auditing. Although we do not believe the COVID-19 pandemic has materially affected the robustness of our data verification process for the GATHER1 trial, we or regulatory authorities may find data verification discrepancies upon reviewing the data from the trial. This risk may also affect our data verification processes for the GATHER2 and STAR trials.

Our development of IC-500 is also based on a novel mechanism of action that is unproven and poses a number of scientific and other risks.

IC-500, our selected product candidate from our HtrA1 inhibitor program, is in preclinical development. There are no FDA or EMA approved products that utilize HtrA1 inhibition as a mechanism of action for treating ophthalmic diseases, including GA and other age-related retinal diseases for which we may develop IC-500, and this mechanism of action may not prove safe and effective for these diseases. Although other companies are pursuing HtrA1 inhibition as a strategy for treating retinal diseases, including Genentech in an ongoing Phase 2 clinical trial in GA, to date, there is limited published clinical data regarding the safety and efficacy of HtrA1 inhibition in the target patient population. We are also aware that Genentech is conducting a clinical trial to assess the long-term safety and tolerability of its monoclonal antibody HtrA1 inhibitor. We made the decision to acquire our HtrA1 inhibitors program in 2018 based on our interpretation of the scientific literature and rationale for this potential target that suggest an association between HtrA1 and the risk for AMD, as well as a limited set of preclinical data generated by Inception 4 prior to the acquisition. Even though genetic and histologic findings correlate HtrA1 with AMD, the development and progression of AMD may not be affected by HtrA1 or may be more strongly affected by other genes. Our hypothesis that targeting inhibition of HtrA1 may be a safe and effective method of treating AMD may ultimately be incorrect, which would likely adversely affect the value of IC-500 and its continued development.

To our knowledge, there are no suitable animal models for GA or dry AMD. This absence of a suitable animal model makes designing a proof of concept study to assess the preclinical efficacy of IC-500 difficult. To date, we have only generated limited preclinical data of IC-500 in animal studies and we are conducting and planning additional studies to assess the pharmacokinetics and toxicology of IC-500 in animals, which ultimately may fail to produce favorable results. In addition, we have not had any formal or informal interactions with the FDA or other regulatory authorities regarding our development plans for IC-500. We do not know whether the FDA or other regulatory authorities will accept any preclinical proof of concept study we may propose, or other aspects of our development plans for IC-500. The FDA may require us to change our plans or conduct additional studies, which would increase our costs and delay our timelines.

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

Gene therapy is an emerging field of drug development with only a small number of gene replacement therapies having received FDA approval to date. Our gene therapy research and development programs, which we decided to undertake based on a review of a limited set of preclinical data, are still at an early stage. Even with promising preclinical data, there remains several areas of drug development risk, including translational science, manufacturing processes and materials, safety concerns, regulatory pathway and clinical trial design and execution, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, gene therapies. For example, we observed inconclusive data across the two preclinical toxicology studies we conducted for IC-100, which caused us to evaluate our development options for this product candidate. Furthermore, the medical community's understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community's views on what therapies and approaches are most effective for addressing certain diseases.

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

In addition, we have a limited number of personnel hired to supervise our outside contract manufacturers and, as we prepare for potential commercialization of Zimura, we expect we will need to increase our manufacturing personnel and bolster our quality control and quality assurance capabilities. We may encounter problems hiring and retaining scientific, manufacturing and quality assurance and control personnel needed to oversee our contract manufacturers, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. As our contract manufacturer scales up manufacturing of any product candidate, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues, or may need to use an alternative manufacturer. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product or the timing for the need for that product, given the long lead times required to manufacture or obtain regulatory approvals for our products and/or manufacturing facilities, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product at commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

The manufacturing processes and the facilities of our third-party manufacturers are subject to inspection and approval by the FDA, referred to as a pre-approval inspection, before we can commence the commercial sale of any approved product candidate, and thereafter on an ongoing basis. None of our third-party manufacturers have undergone a pre-approval inspection by the FDA for Zimura or any of our other product candidates. Failure by us or our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in delays in the approval of our applications for marketing approval, as well as regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our drug substance or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of drug substance or drug product could be interrupted or limited, which could have a material adverse effect on our business.

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

In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. Although we believe we have adequate Zimura drug substance for the GATHER2 trial and the expanded STAR trial, this supply may not be sufficient for our needs over the duration of the trials or for any additional trials we may conduct, including our planned clinical trial for Zimura in intermediate AMD. We are working with our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for Zimura drug substance. Agilent may not be successful in producing Zimura drug substance at a larger scale. In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for potential commercial use. We have experienced issues during technology transfer of the existing manufacturing process to this manufacturer, which has resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of Zimura drug substance upon launch, if approved, and the new manufacturer as a second source of supply of Zimura drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process can be produced consistently, delivering quality product within a range of acceptable specifications.

Starting in 2020, we have worked with a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We believe we have sufficient finished Zimura drug product for these two clinical trials. In addition, we are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of Zimura drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. Ajinomoto has produced finished Zimura drug product using the new vial, which we plan to use for a portion of the second-year study visits for patients in the GATHER2 trial. We believe Ajinomoto has the capacity to supply us with finished Zimura drug product with the new vial for our expected commercial supply needs upon launch, if approved. If Ajinomoto is unable to provide us and/or a potential collaborator with Zimura drug product for potential commercial use, we will need to use alternative suppliers, which may increase our costs and delay our timelines.

In order to obtain regulatory approval for Zimura, we expect we will need to demonstrate that the drug substance produced through the scaled up process, together with the finished drug product in the container closure system to be used commercially, are comparable to the drug substance and drug product we are currently using in our clinical trials. Under applicable regulatory guidance, comparability can be established through a combination of analytical, nonclinical or clinical data. Our plan to demonstrate comparability is subject to review by the FDA and other health authorities. Based on feedback from the FDA, we are planning to use finished Zimura drug product in the new vial for a portion of the second-year study visits for patients in the GATHER2 trial, which adds potential variability to the trial. If we are unable to sufficiently demonstrate comparability to the FDA or other health authorities, or if the FDA or other health authorities require analytical, nonclinical or clinical comparability data beyond what our plans currently provide for, our timelines to complete the development of and seek regulatory approval for Zimura could be impacted.

We order the PEG starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are continuing discussions regarding a long-term supply agreement with this manufacturer for the PEG starting material. However, we may not be able to agree to terms or may need to agree to unfavorable terms in order to secure adequate supply. We believe this supplier will have the capacity to supply the PEG that we will need for commercial manufacturing. If this supplier is unable to supply us the PEG in line with our expectations, we believe there are a limited number of alternative suppliers for this important starting material, and if we need to use those suppliers, it could increase our costs and delay our manufacturing plans for Zimura.

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

Before we can commence IND-enabling studies for IC-500, we need to conduct process development and formulation development to determine whether we can formulate IC-500 for intravitreal administration that is safe to advance into preclinical studies and, depending on the outcome of such studies, into clinical trials. For example, as part of formulation development, we need to determine which inactive formulation components should be used in the preparation of IC-500, and derive a preparation that includes an adequate amount of drug substance with the necessary inactive ingredients to achieve the desired safety and efficacy profile for intravitreal injection.

We are working with a CDMO to conduct scale up and cGMP manufacturing of the drug substance for IC-500 for early-stage clinical trials. We are working with a number of other CDMOs to conduct scale-up, cGMP manufacturing and fill/finish of the drug product for IC-500. Our contract manufacturers have developed a manufacturing process for IC-500 drug substance and a formulation of this produced drug substance. However, we have only limited data showing the effect of this formulation in animals; the results of additional preclinical studies for IC-500, including the GLP toxicology studies we are planning, may require us to refine or change our manufacturing process or conduct additional formulation development activities. Manufacturing, including process development, formulation development and drug product manufacturing, can be costly and time-consuming and our anticipated timelines for the development of IC-500 may be delayed. If we are unable to successfully manufacture and formulate IC-500 in line with our expectations, we may switch to a backup HtrA1 inhibitor or cease developing our HtrA1 inhibitor program altogether.

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

A number of factors common to the manufacturing of biologics and drugs could also cause production or quality issues for gene therapies, including raw material or starting material variability in terms of quality, consistency in cell growth, productivity or cell line stability issues, product and process impurities, material shortages of any kind, shipping, distribution, storage and supply chain failures, cell culture contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, epidemics and pandemics, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. Although we were successful in releasing cGMP batches of IC-100 and IC-200 produced by our CDMO, we have not yet conducted any manufacturing activities, including process development, for any of our minigene research programs.

An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more complex in scope and take a longer time to develop and to conduct as compared to those used for traditional drugs. We, our contract manufacturers and our contract research organizations need to spend considerable time and resources to develop assays and other analytical tests for our gene therapy product candidates, including assays to assess the potency of our gene therapy product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, qualified and validated, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized or released our manufactured materials. If the results of the testing fail to meet our expectations or applicable requirements, we may need to delay or repeat certain manufacturing and development activities.

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

Our business strategy is focused on developing transformative therapies for retinal diseases, including GA, intermediate AMD and a number of orphan inherited retinal diseases. There are multiple companies pursuing the development of therapeutics targeting the complement pathway for age-related retinal diseases. Some of them have better name recognition, more resources and a longer history of developing therapies than we do. Competition in this field is intense and especially for many inherited retinal diseases, there is a limited number of potential patients. If any of our competitors obtains FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, our competitors could establish a strong market position before we are able to enter the relevant market, which may significantly limit the commercial opportunity for our product candidates.

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
Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that AstraZeneca PLC (which acquired Alexion Pharmaceuticals, Inc. in 2021), Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics (which was recently acquired by Novartis AG), IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), MorphoSys AG, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gemini Therapeutics, Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3, for which Apellis announced top-line data from two Phase 3 clinical trials in September 2021 and Apellis stated it would file an application for marketing approval with the FDA during the second quarter of 2022. Apellis could obtain marketing approval for its product candidate in advance of when we might reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Abbvie Pharmaceuticals, Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, Lineage Cell Therapeutics, Inc., Ocugen, Inc., ONL Therapeutics, Inc., Regenerative Patch Technologies, Roche AG and Stealth BioTherapeutics Corp., are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development is Genentech's monoclonal antibody HtrA1 inhibitor, which is currently being studied in a Phase 2 clinical trial and whose results are expected to become available in 2022 or 2023.

Competitive considerations for Stargardt disease:

•There are a number of products in preclinical research and clinical development by third parties to treat Stargardt disease. We are aware that AGTC, Alkeus Pharmaceuticals, Inc., Beam Therapeutics Inc., Biogen, Generation Bio Co., Kubota Vision Inc. (formerly Acucela), Lin BioScience, Inc., ProQR Therapeutics N.V., or ProQR, and Spark Therapeutics (a subsidiary of Roche AG) each have research or development programs in Stargardt disease. Three of these programs, Alkeus, Kubota and Lin BioScience, are exploring the use of oral therapeutics, while AGTC, Nightstar and Spark are each using a gene therapy approach, Beam is using a base editing approach, and ProQR is using an RNA-based approach. Kubota’s product candidate, to which the FDA and the EMA granted orphan drug designation in August 2020, is in Phase 3 development while Alkeus’s product candidate is in Phase 2 development. In addition, several academic organizations have early stage programs in Stargardt disease.

Competitive considerations for RHO-adRP:

•We are aware that ProQR is developing an RNA-based therapeutic for RHO-adRP, for which it is currently conducting a Phase 1/2 clinical trial. Ocugen, Inc. is developing a preclinical gene therapy for RHO-adRP, for which the FDA granted orphan drug designation in July 2020. In addition, Biogen has a preclinical AAV gene therapy program in RHO-adRP. Editas Medicine, Inc. is also developing a preclinical gene editing product candidate for this disease. We are also aware that multiple academic institutions have early stage gene therapy development programs in RHO-adRP.

Competitive considerations for BEST1-related IRDs:

•We are aware that Biogen has a preclinical AAV gene therapy program for one or more BEST1-related IRDs.

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

Competitive considerations for USH2A-related IRDs:

•There are a number of products in preclinical research and clinical development by third parties to treat USH2A-related IRDs. We are aware that ProQR is pursuing two RNA based approaches for different mutations causing Usher 2A, one of which is currently in Phase 1/2 clinical development and the other of which is in preclinical development. We are also aware that Editas Medicine, Inc., Odylia Therapeutics and Wave Life Sciences, Inc. are exploring potential programs in USH2A-related IRDs.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing Zimura or any of our other product candidates, if and when any such product candidate is approved.

As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. In 2021, we hired a chief commercial officer and are in the process of hiring additional commercialization personnel and planning our commercialization strategy for Zimura, including developing market access and reimbursement strategies and potentially setting up a sales, marketing and distribution infrastructure. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product is approved, the territories in which the product may be marketed and the commercial potential for such product candidate. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners or specialists, such as retinal specialists, and the likely degree of acceptance of our product candidate by the relevant physicians in various markets.

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

•any restrictions in the label on the use of our products to or by a subgroup of patients, including, for example, for Zimura, if approved, restrictions on use of our product to patients with GA secondary to dry or non-neovascular AMD (as opposed to all forms of GA) or to patients with specific GA lesion characteristics, such as non-foveal GA. The inclusion criteria for our GATHER1 and GATHER2 trials require patients to have non-foveal GA and as a result, our label for Zimura, if approved, may have a restriction limiting its use to those patients;

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

There is a variety of factors that could contribute to the actual number of patients who receive an approved therapy being less than our estimates of the potential addressable market. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as GA, likely will diminish the therapeutic benefit conferred by a new drug product due to irreversible cell death. For example, certain GA patients may have experienced the loss of certain portions of retinal tissue that disproportionately affected their functional vision, and these patients may not value a treatment that can only slow the growth of additional GA lesions without providing a treatment to their loss of functional vision. On the other hand, patients with intermediate AMD are often asymptomatic as to loss of vision; therefore they may not seek or value having a treatment for their condition, especially a treatment involving monthly injections, which is the current dosing regimen for Zimura. In addition, physicians, including retina specialists, GOs and ODs, and their patients may not be aware of the risks of disease progression or of the availability of treatments, once approved. If the number of patients that may benefit from the treatments we are seeking to develop is lower than we expect, our business, financial condition, results of operations and prospects may be adversely affected.

Even if we are able to commercialize any of the product candidates that we may develop, the product may become subject to unfavorable pricing regulations, pricing dynamics, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Health care reform, including increasing scrutiny of drug prices, is an issue of intense political focus, particularly in the United States. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals or in ways that could alter the mechanism by which pharmaceutical prices are negotiated or otherwise determined. Many countries outside the United States require approval of the sale price of a drug before it can be marketed, and to apply for and obtain such an approval in certain countries, we or a commercialization partner may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control or negotiation even after initial approval is granted. In particular for Zimura in GA and for many countries in Europe, we may need to demonstrate a relative benefit in functional vision in order to obtain reimbursement approval, although our clinical trials, which use an anatomic endpoint as the primary efficacy endpoint, are not designed to demonstrate a functional benefit with statistical significance. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or any commercialization partner’s commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval and are widely accepted and prescribed or used by physicians.

In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny, as seen recently with a number of gene therapies that entered the market. Moreover, if we obtain marketing approval for a product candidate, such as Zimura, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.

Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Biden Administration, the U.S. Congress and many states. We expect that Zimura, if approved for GA, would be reimbursed by Medicare Part B and therefore, these cost containment measures will likely affect our pricing and reimbursement strategies.

For example, the previous Trump Administration, through the Center for Medicare & Medicaid Service, or CMS, announced in late 2018 an advance notice of proposed rulemaking describing a potential mandatory reference pricing model for Medicare Part B drugs under which the prices paid for these drugs will be adjusted in relation to an international pricing index that includes prevailing prices from other countries with strict price controls. The reference pricing model has found support from some members of the U.S. Congress. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations included an interim final rule implementing a most favored nation model for prices that would tie Medicare Part
B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, was subject to a nationwide preliminary injunction and, on
December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The executive order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the healthcare system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician, which are generally covered by the "buy and bill" reimbursement model under Medicare Part B. We may choose to, or be required by market dynamics to, implement access and reimbursement policies that may not be successful in driving use of and reimbursement for our products, if approved. We or any commercialization partner may also be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies that may be on the market. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates and have a limited number of personnel hired to supervise outside contract manufacturers. We currently rely upon and expect to continue to rely upon third-party contract manufacturers to manufacture preclinical and clinical supplies of product candidates we are developing or may develop and commercial supplies of products if and when approved for marketing by applicable regulatory authorities. Furthermore, we and our contract manufacturers currently rely upon, and for the foreseeable future expect to continue to rely upon, sole-source suppliers of certain starting materials and other specialized components of production used in the manufacture and fill/finish of our product candidates.

We have historically relied on, and purchased on a purchase order basis from, a single third-party manufacturer, Agilent, to provide Zimura drug substance. We are working with Agilent and a new manufacturer to conduct scale up and validation activities for Zimura drug substance. However, we do not currently have any contractual commitments with Agilent or the new manufacturer for the long-term clinical or commercial supply of Zimura drug substance. We have also historically relied on a single third-party manufacturer, Ajinomoto, for Zimura drug product. We are working with a second fill/finish manufacturer for additional supply of Zimura drug product for our expected needs for the GATHER2 and STAR trials. We plan to rely on Ajinomoto for supply of Zimura drug product using the new vial for commercial supply upon launch, if approved. However, we may ultimately need to rely on other manufacturers for long-term supply of Zimura drug product. We purchase the PEG starting material on a purchase order basis from a single third-party supplier. We are continuing discussions with this supplier for a long-term supply agreement for the PEG starting material. For these and any other manufacturers with which we do not have any contractual commitments for supply, the pricing and other terms for supply may vary, even substantially, over time and could adversely affect our financial results and operations.

For IC-500, we work with a number of CDMOs to conduct process development, scale-up and cGMP manufacture of the drug substance and drug product for preclinical toxicology studies and early-stage clinical trials.

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

Over the past few years, Agilent has been undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. As a result, we engaged a new contract manufacturer for supply of Zimura drug substance, which we had planned to be our primary manufacturer for Zimura drug substance. We encountered issues during technology transfer of the Zimura manufacturing process to this new manufacturer, which delayed our timelines with this new manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of Zimura drug substance upon launch, if approved, and the new manufacturer as a second source of supply of Zimura drug substance. We are continuing discussions with Agilent for long-term commercial supply of Zimura drug substance. In addition, expansion experienced by other manufacturers and suppliers that we use, including any issues that they may experience while expanding, could negatively impact the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development plans.

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

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers have limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes have affected how we work with our manufacturers and have resulted in minor delays to the progress of our manufacturing activities. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, that are essential for the manufacture of our product candidates. For example, in 2020, the COVID-19 pandemic and governmental measures in response caused a delay to the process development activities at our drug substance manufacturer for IC-500 as a result of difficulty in procuring one of the raw materials used in the manufacture of IC-500 from China. Over the past year, there have been increasing disruptions in the global supply chain for various materials, due to the effects of the COVID-19 pandemic and other reasons, and these disruptions may ultimately affect our operations. In October 2021, we learned that the new manufacturer we are working with as a second source of Zimura drug substance was experiencing issues with procuring an important raw material common to many manufacturing processes, which occurred due to recent supply chain interruptions and caused a slight delay to our manufacturing timelines with this contract manufacturer.

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

We rely upon third parties in conducting our preclinical development activities and clinical trials, and those third parties may not perform satisfactorily, including failing to follow regulatory requirements or to meet deadlines for the completion of such activities. The COVID-19 pandemic has also affected their operations.

We are relying upon and expect in the future to rely upon third parties, such as contract research organizations, or CROs, clinical data management organizations, biostatisticians, medical institutions (including reading centers) and clinical investigators, in conducting our preclinical testing, analytical testing and clinical trials for our product candidates. We also expect to rely upon certain facilities at UMMS for various services supporting our research and development programs, including maintenance and care of research animals and production of viral vectors. These third parties may also have relationships with other entities, some of which may be our competitors. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.

The COVID-19 pandemic has caused our university collaborators to limit the number of staff on site and the types of activities that may be conducted in their laboratories. During 2020, Penn restricted their researchers from being on site in their laboratories and closed a number of research centers that our researchers use for data analysis, which limited their ability to analyze some of the data generated during our preclinical studies. As a result, our receipt of data and reports from some of those studies was delayed. The University of Florida, or UF, also limited staff on site in their laboratories and vector production facilities, which delayed our obtaining certain reagents and other materials used for our gene therapy programs. In addition, UMMS suspended researcher access to their laboratories and the conduct of certain animal studies and reduced the number of staff in its animal medicine department, which delayed our timelines for our miniCEP290 and miniUSH2A sponsored research programs. Shortages and governmental restrictions arising from the COVID-19 pandemic may also disrupt the ability of our academic collaborators, clinical trial sites and other contract research organizations to procure items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials, including personal protective equipment for site staff, or animals that are used for preclinical studies. For example, there have been shortages of various animals used in research studies, such as several types of monkeys, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Over the past year, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. For example, we anticipate that the start of the IND-enabling toxicology studies for IC-500 will be later than what we originally planned, primarily due to the limited availability of study slots at CROs attributable to rising demand for their services as well as increased absenteeism of staff at those CROs in wake of the COVID-19 pandemic and the recent Omicron variant. There is no guarantee that the COVID-19 pandemic will not further impact our third-party vendors, which could have a material impact on our research and development programs.

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

Over the past few years, there has been increasing oversight by the FDA and other regulatory authorities on data integrity, especially in the research and development of novel therapies such as gene therapies. We rely upon the practices of and systems in place at our third party collaborators in generating data to support our preclinical and clinical development programs and for quality control over this data. Their practices and systems vary in scope and effectiveness and we have a limited number of personnel to supervise, including to perform quality assurance of, those practices and systems. In 2020 and early 2021, the COVID-19 pandemic prevented us from performing audits on our vendors and clinical trial sites that we otherwise would have performed, which decreases the level of oversight we have over those vendors and clinical trial sites and increases the risk of non-compliance. Any failure of such practices or systems to comply with our stated protocols or regulatory requirements could adversely affect the quality of the data generated by these studies. For a number of our analytical development and testing providers, our CDMOs subcontract and manage that work on our behalf and we have less visibility into or control over their activities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies, analytical testing or clinical trials in accordance with regulatory requirements or our stated protocols, we would not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and would not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also rely upon other third parties to store, package, label and distribute drug supplies for our clinical trials and to store materials for our development activities. In particular, we rely on a limited number of third parties to store starting materials, drug substance and drug product for our product candidates and programs. Our product candidates are required to be stored and shipped at certain temperatures and a deviation from those requirements may result in delays or additional costs. In addition, a number of these vendors are also servicing other clients who are developing vaccines or medicines for the COVID-19 pandemic and those vendors may prioritize those other clients over us. Any performance failure on the part of these third parties could delay preclinical development, clinical development or marketing approval of our product candidates or commercialization of our products and adversely affect our results of operations.

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

We have transitioned the miniCEP290, miniABCA4 and miniUSH2A research programs from UMMS to us. Those programs were previously collaborative sponsored research programs overseen by researchers at UMMS, and we now plan to continue those research programs internally. As part of this transition, we need to obtain or breed new animals for the miniABCA4 program and the miniUSH2A program, which has led to delays in our timelines for receipt of data from both programs. We may not be successful in pursuing these research programs internally.

We may seek a collaborator for the further development and potential commercialization of Zimura in one or more territories outside the United States. If any of the sustained release delivery technologies that we are evaluating for Zimura are promising, we expect we may pursue a collaboration with the technology provider for further development. We also plan to seek a collaborator for the further development of IC-100 and/or IC-200. If we are not able to establish collaborations to advance these or any of our other development programs, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses and the hiring of additional qualified personnel. In addition, the development or commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. A number of countries require sponsors to perform a clinical trial in the local jurisdiction or with patients similar to the demographics of the local population as a condition to approving the drug. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we may seek a collaborator for the further development and potential commercialization of Zimura in one or more territories outside the United States. We also plan to seek a collaborator for the further development and potential commercialization of IC-100 and IC-200.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials and other data we have generated for the product candidate, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, any patent or other forms of exclusivity for such product candidate and the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, the ability to obtain governmental approval for the collaboration, if necessary, and industry and market conditions generally. For a potential collaborator for a sustained release delivery technology for Zimura, those factors may include an assessment of the technical feasibility of the technology using the data we and the potential collaborator have generated, which may be preliminary and limited. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. For our gene therapy programs including IC-100 and IC-200, we are party to in-license agreements that limit who we can collaborate with or may require the approval of our licensor for us to enter into a collaboration, and any future license agreements that we may enter into may have similar restrictions. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among pharmaceutical and biotechnology companies over the past decade that have resulted in a reduced number of potential future collaborators and this trend is likely to continue.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop those product candidates or bring them to market and generate product revenue in line with our expectations. For Zimura, if we choose to and are unable to find a collaborator for potential commercialization outside the United States, we likely will need to raise additional capital, hire additional personnel and undertake the effort ourselves, any of which may be unsuccessful. In addition, although we currently intend to commercialize Zimura in the United States ourselves, if approved, as part of the process for finding a collaborator for potential commercialization in one or more territories outside the United States, we may choose to grant a potential collaborator co-commercialization rights in the United States.

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

•collaborators may make pricing, reimbursement and commercial decisions that adversely impact or reduce our flexibility to employ pricing, reimbursement and commercial strategies in other geographies, including the United States;

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

We are party to a license agreement with Archemix on which we depend for rights to Zimura. We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with UMMS for our miniCEP290 program. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. For IC-100, IC-200 and our miniCEP290 program, we are party to agreements with academic institutions, and under those agreements, we must meet certain milestones by certain timelines and if we fail to do so, we may need to expend significant amounts of money to extend those timelines or otherwise be in breach of those agreements. For example, for IC-100, those milestones include a development milestone, which we did not meet at its original deadline. We were able to successfully obtain an extension to that milestone and all subsequent milestones in the RHO-adRP License Agreement. If we are unable to meet the extended deadline or any other diligence milestone timelines in our agreements with our academic licensors, or obtain extensions to those deadlines, the applicable licensor would have the right to terminate the license agreement on which we depend for rights to IC-100, IC-200 or our miniCEP290 program and we could lose our rights to develop and market IC-100, IC-200 or any product candidates from our miniCEP290 program, or to have a potential collaborator or licensee do so.

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

We currently rely on and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. We expect the clinical development of, and if clinical development is successful, the process for filing and obtaining marketing approval for, Zimura to continue for at least an additional year, if not more. The patents covering Zimura may expire before the date by which we or a potential commercial partner would be able to commercialize Zimura in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch Zimura prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. If we are successful in developing a sustained release delivery technology for Zimura, we may be able to obtain patent protection for Zimura with the sustained release delivery technology beyond the current patent life for Zimura; however, obtaining the additional patent protection from these efforts or other efforts to extend the patent life of Zimura is not guaranteed. Although the patent rights under existing patent applications for IC-500, IC-100, IC-200 and our miniCEP290 program are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.

The recently allowed claims from the USPTO relating to a method of using Zimura to treat GA will issue as a method-of-treatment patent. Certain of our licensed patent rights for Zimura and IC-100 are method-of-treatment patents and patent applications. Our licensed patent rights for IC-200 are method-of-treatment patent applications. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although off-label use of a product may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as our product candidates would limit our ability to generate revenue from the sale of such product candidates, if approved for commercial sale. In addition, patent laws in Europe and some other jurisdictions generally make the issuance and enforcement of patents that cover methods of treatment of the human body difficult in those jurisdictions. Further, once the composition-of-matter patents relating to Zimura or IC-100 in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as Zimura or IC-100 in that jurisdiction so long as these competitors do not infringe any of our other patents covering Zimura’s or IC-100's composition of matter or method of use or manufacture, do not violate the terms of any marketing exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as Zimura or IC-100, even if such use infringes any of our method-of-treatment patents.

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

As a result of the COVID-19 pandemic, we switched to remote working since March 2020 and as a result, have increasingly relied upon teleconferencing and cloud-based means of communication and data storage. Many other companies have done the same. There have been numerous publicized attempts of bad actors attempting to intercept proprietary communications. We may be similarly susceptible to those kinds of threats.

Cyber-attacks have become more prevalent and much harder to detect and defend against. Our networks and storage applications may be subject to unauthorized access by hackers or breached due to human error, malfeasance or other system disruptions. We may not anticipate or immediately detect such incidents and the damage caused by such incidents. System failures, data breaches and any unauthorized access, use or disclosure of our information or data could compromise our intellectual property and expose sensitive business information; lead to unauthorized exposure of personal information of our clinical trial participants, our employees or contractors, our clinical investigators or other study staff, healthcare professionals or others we work with; and/or result in disruptions to our research and development activities and business operations, including potential product development, regulatory approval and commercialization delays.

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

In the ordinary course of business, we rely on third parties, including clinical trial sites, CROs, CDMOs and other service providers, to collect, process and maintain personal and other sensitive data on their respective networks for our research and development activities and other business operations. These data include our intellectual property and other proprietary or confidential information relating to our business, as well as personal information relating to our clinical trial participants, employees and contractors, and clinical investigators, study staff and other healthcare professionals. The maintenance of our data by third parties does not absolve us of our responsibility for the security and integrity of this data.

We have limited control and oversight over the information security systems and practices of third parties. Those systems and practices vary widely in sophistication and robustness. We have limited personnel and resources to oversee the information security systems of third parties with whom we work.

Like our information security systems, those of our third-party service providers are vulnerable to compromise, damage, loss or exfiltration from cyber-attacks, computer viruses, unauthorized access and other causes. Our third-party service providers may not anticipate or immediately detect such incidents and the damage caused by such incidents or notify us in a timely or complete manner. System failures, data breaches and any unauthorized access, use or disclosure of our information or data maintained by our third-party service providers could lead to similar consequences for us as similar events involving our information technology systems, including compromise of our intellectual property or other sensitive personal or business information, disruptions and delays to our research and development activities and other operations, contractual and regulatory liability, data breach notifications, expenditure of significant costs and resources for remediation and harm to our reputation. Over the past few years, there has been an increasing number of and severity of cyber-attacks, especially ransomware attacks, against the information security systems of companies across the supply chain and other critical infrastructure service providers.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels with the authority to review our privacy and data security practices. The Federal Trade Commission and state Attorneys General have been increasingly active in reviewing companies' privacy and data security practices in relation to consumer information. New legislation and regulations are being considered, and in certain cases enacted, at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, and its replacement, the California Privacy Rights Act, which will become effective on January 1, 2023, are creating similar risks and obligations as those created by the GDPR. The New York SHIELD Act, which became fully effective in March 2020, imposes certain data security and data breach notification requirements on organizations that collect personal information of New York residents. Many other states are considering similar legislation. A broad range of legislative measures are being introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. We also may be subject to consumer class action litigation related to alleged noncompliance with these laws. Even if we are not determined to have violated these laws, responding to government investigations and/or consumer litigation in these areas typically requires the expenditure of significant resources and has the potential to generate negative publicity, which could harm our reputation and our business.

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

We are a development-stage company with a total of 94 full-time employees as of January 31, 2022. These employees support key areas of our business and operations, including commercial planning, clinical development and clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

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

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. As we conduct our GATHER2 trial and prepare for the potential filing of an NDA and an MAA for and the potential commercialization of Zimura, and continue the development of IC-500, we have been and expect we will need to continue hiring additional commercial operations, medical affairs, clinical operations, quality assurance, manufacturing, analytical, regulatory, pharmacovigilance and other personnel from this limited pool. In 2021 we hired a chief commercial officer and started hiring commercial and medical affairs personnel, and will need to continue to hire additional commercialization and medical affairs personnel, including medical science liaisons, or MSLs. Hiring, training and effectively deploying MSLs can be time consuming and costly, and many other companies are competing with us for the MSLs whom we are looking to hire. If we experience any challenges or delays in the hiring and integration of necessary personnel due to the COVID-19 pandemic or other reasons, it could impede our ability to finish development of, file for marketing approval for, and potentially commercialize Zimura in line with our expectations.

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

As a result of the COVID-19 pandemic, our company has been working remotely since March 2020 and we expect to work in a hybrid (partially remote, partially in office) working model for the foreseeable near future. Our ability to continue to work effectively in a hybrid working model may affect our operations and the success of our company going forward.

In March 2020, we instituted a company-wide working from home policy, which has largely remained in effect. Other than for our laboratory-based employees, we expect to work in a hybrid (partially remote, partially in office) working model for the foreseeable near future. We will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention, the New York State Department of Health, the New Jersey Department of Health and the Massachusetts Department of Public Health, with regard to our policies relating to working in our offices. We expect that changes to the way we work will depend on, among other factors, the local COVID-19 and public safety situation and the degree to which our employees have received vaccines and if applicable, booster shots. If and when we transition back to working at company sites closer to a full-time basis, there may be an increased risk to our employees and contractors, including as a result of a subsequent waves of the COVID-19 pandemic. If any of them contracts COVID-19 as a result of or while conducting services for us, we may be subject to workers compensation or other claims. Because of the importance of our employees and contractors to the success of our company, their exposure to the COVID-19 pandemic may adversely affect our ability to carry on our operations.

If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. If any material weakness in our internal control over financial reporting is discovered or occurs in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. As previously disclosed, in 2015 our management concluded that we experienced a material weakness in internal controls that required us to restate the relevant financial statements and we took steps that year to address the deficiency and prevent similar deficiencies in the future. Although we have remediated this deficiency in internal control over financial reporting, we cannot be certain that the remedial measures that we took in the past or other measures we take in the future will ensure that we maintain adequate controls over our financial reporting going forward and, accordingly, additional material weaknesses could occur or be identified. The COVID-19 pandemic may also affect the effectiveness of our internal controls. Any future material weaknesses or combination of deficiencies could materially and adversely affect our ability to provide timely and accurate financial information and investors’ confidence in our internal controls and our company, which could cause our stock price to decline.

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

In June 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, commonly referred to as “Brexit”. Following protracted negotiations, the UK left the European Union on January 31, 2020 and European Union rules and regulations ceased to apply to the UK starting on January 1, 2021. The Medicines and Healthcare products Regulatory Agency, or the MHRA, is now the sole decision maker for marketing authorizations of pharmaceutical products in the UK, except for Northern Ireland. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the UK the body of European Union law governing medicinal products that pre-existed before the UK’s withdrawal from the European Union. In December 2020, the UK government and the European Union agreed on a long-term trade agreement to govern economic relations going forward. Since the existing regulatory framework for pharmaceutical products in the UK is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime for pharmaceutical products in the UK. As a result of Brexit, we expect we will need to submit a separate application to the MHRA for marketing approval in the UK, in addition to the planned MAA for the EMA. We are continuing to analyze how Brexit and the trade agreement will affect the future regulatory regime for pharmaceutical products in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because a competing sponsor's drug could nevertheless be approved for the same condition if certain requirements are met. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the later drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has recently issued final guidance stating that it would consider two gene therapy products to be different products if they express different transgenes or use different vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior by making a major contribution to patient care;

•the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of the orphan medicinal product.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business.

If the FDA, EMA or other foreign regulatory authorities approve generic versions of any of our product candidates that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of those products, the sales of our products, if approved, could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our products are approved, even if we still have patent protection for such products. Competition that our products could face from generic versions of our products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those products.

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

•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

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

•the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, medical devices and biological products covered by federal healthcare benefit programs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by governmental and non-governmental third-party payors, including private insurers.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations included an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, was subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The executive order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the E.U., similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S. and the E.U., reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the E.U. and the UK, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Reporting and payment obligations under Medicare Part B, the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement. We expect that Zimura, if approved for GA, would be reimbursed by the "buy and bill" model under Medicare Part B, which requires that we report the average sale price, or ASP, for Zimura, which will affect the level of reimbursement from Medicare. The determination of ASP can be complex and uncertain.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes, which has caused average review times to fluctuate in recent years. Disruptions at the FDA and other agencies may slow the time for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last decade the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, since the FDA placed most foreign and domestic inspections of facilities on hold in March 2020 due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, research monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter, or CRL, or defer action on the application until an inspection can be completed.

In 2020 and 2021, a number of companies announced receipt of CRLs due to the FDA’s inability to complete required inspections for their applications. In May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be prolonged, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Any of these delays may affect our regulatory submissions and the FDA's timing for reviewing them. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions. We expect the Biden Administration to pass additional such laws and regulations. Some of those laws and regulations may govern the health and safety measures that employers must implement to protect their workers from the COVID-19 virus.
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

Our stock price may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including as a result of short selling by institutional and retail investors. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•results of research, preclinical development activities and clinical trials for our product candidates and the timing of the receipt of such results, including any potential increase in the trading of our common stock and the resulting volatility of our stock price that may occur as we get closer to the expected availability of top-line data from our GATHER2 trial;

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

In addition, the pre-funded warrants that we issued in connection with our December 2019 and June 2020 public offerings are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders. To date, pre-funded warrants representing approximately 2.5 million shares of common stock have been exercised and as of December 31, 2021, pre-funded warrants representing 3,164,280 shares of common stock remain outstanding.

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We lease properties in Parsippany, New Jersey, New York, New York, and Cranbury, New Jersey, all of which are used for office space and/or storage of IT equipment. We also have several lab benches for use in Worcester, Massachusetts, which we license from the University of Massachusetts and where we have four employees doing laboratory research and other preclinical development work.
Item 3.    Legal Proceedings
Descriptions of legal proceedings are set forth in "Note 11-Commitments and Contingencies" in the notes to the financial statements filed with this Annual Report on Form 10-K.
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
Holders
As of January 31, 2022, there were approximately 101 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
We did not sell any of our equity securities or any options, warrants or rights to purchase our equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form  10-K.

Stock Performance Graph
The following graph and chart compares the cumulative annual stockholder return on our common stock over the period commencing December 31, 2016 and ending on December 31, 2021, to that of the total return for the NASDAQ Composite Index and the NASDAQ Biotechnology Index, assuming an investment of $100 on December 31, 2016. In calculating cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock. The following graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference in any of our filings under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. We obtained information used on the graph from Research Data Group, Inc., a source we believe to be reliable.

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. This discussion and analysis should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
    We are a science-driven biopharmaceutical company focused on the discovery and development of novel treatments for retinal diseases with significant unmet medical needs. We are committed to having a positive impact on patients’ lives by delivering high-quality, safe and effective treatments designed to address debilitating retinal diseases, including earlier stages of age-related macular degeneration, or AMD.
Our lead asset is our clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor. We are currently targeting the following diseases with Zimura:
•Geographic Atrophy, or GA, which is the advanced stage of AMD and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision;
•intermediate AMD, which is an earlier stage of AMD that precedes GA; and
•autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited condition characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue, leading to loss of vision.
In July 2021, we completed patient enrollment for GATHER2, our Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We also received a written agreement from the U.S. Food and Drug Administration, or the FDA, under a Special Protocol Assessment, or SPA, for the overall design of GATHER2. We expect topline data from the GATHER2 trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis. We also plan to initiate a Phase 3 clinical trial evaluating Zimura for patients with intermediate AMD during the second half of 2022.
In addition to Zimura, we are developing our preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitor, for GA and potentially other age-related retinal diseases. Based on current timelines, we expect to submit an investigational new drug application, or IND, to the FDA for IC-500 in mid-2023.
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
As we focus our efforts on and prioritize the development and potential commercialization of Zimura, we have been considering our development options for IC-100 and IC-200, which we have been developing for RHO-adRP and BEST1-related IRDs, respectively. We currently plan to seek a collaborator for the future development and potential commercialization of these product candidates.

Research and Development Pipeline
We have summarized the current status of our ongoing research and development programs in the table below.
*We have an option to exclusively in-license intellectual property resulting from these programs.
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
GATHER2 (GA secondary to AMD - Ongoing)
Trial Design
GATHER2 is an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. In this trial, we enrolled 448 patients who were randomized to receive either monthly administration of Zimura 2 mg or sham during the first 12 months of the trial, at which time we plan to analyze the primary efficacy endpoint of the mean rate of growth (slope) estimated based on GA area, as measured by fundus autofluorescence, or FAF, based on readings at three time points: baseline, month 6 and month 12. At month 12, patients in the Zimura 2 mg arm are re-randomized to receive either monthly or every other month administration of Zimura 2 mg and patients receiving monthly administrations of sham will continue to receive monthly administrations of sham. The final evaluation for patients will take place at month 24.
Trial Progress
In July 2021, we completed patient enrollment in GATHER2, four months ahead of our original schedule. We expect 12-month top-line data from this trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis. If the 12-month results are positive, we plan to file applications with the FDA and the EMA for marketing approval of Zimura for GA.
We are focusing on patient retention and continue to closely monitor the COVID-19 pandemic and its potential effect on the trial. We are targeting and remain on track for patient retention for the trial, as measured by the injection fidelity rate through month 12, of greater than 90%. The 12-month injection fidelity rate for our previously completed GATHER1 trial was 87%. The injection fidelity rate is calculated by dividing the total number of actual injections for all patients by the total number of expected injections based on the total number of patients enrolled in the trial. In addition, more than 84% of the scheduled first-year visits in the GATHER2 trial, which consists of all study visits up to and including the timepoint for assessing the primary efficacy endpoint, have been completed or elapsed.

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
Planned Development of Zimura for Intermediate AMD
Previous Post-Hoc Analyses on GATHER1 Data
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
Planned Phase 3 Clinical Trial in Intermediate AMD
We have been encouraged by the post-hoc analyses data and currently plan to initiate a Phase 3 clinical trial studying Zimura in patients with intermediate AMD. Intermediate AMD is an earlier stage of AMD that precedes GA.
We expect the intermediate AMD trial will be an international, randomized, double-masked, sham-controlled, multi-center trial with approximately 200 patients per treatment group. We expect to treat and follow patients for 24 months. We are currently evaluating other aspects of the design of this trial, including patient inclusion criteria and primary efficacy endpoints. We plan to obtain feedback from regulatory authorities on our plans for this trial and our development strategy in this indication, before initiating this trial during the second half of 2022.
STAR (STGD1 - Ongoing)
STAR is an international, randomized, double-masked, sham controlled, multi-center clinical trial evaluating the safety and efficacy of Zimura for the treatment of STGD1. STAR, similar to GATHER1, was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed. If the results are positive and statistically significant, we believe this trial could potentially serve as a clinical trial that can support an application for marketing approval. We initially enrolled 95 patients in the STAR trial, none of whom have any remaining study visits.
In July 2020, we reopened enrollment in this trial in the United States. We continue to enroll new patients and plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. As we continue to enroll new patients, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. Newly enrolled patients are randomized on a 1:1 basis to be treated with either Zimura 4 mg or sham for 18 months. We have been and plan to remain masked to the treatment group of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial. We expect results from this trial to be available after the 12-month top-line data from the GATHER2 trial.
Zimura Manufacturing
In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. We are working with our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for Zimura drug substance. In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for potential commercial use. We have experienced issues during technology transfer of the existing manufacturing process to this manufacturer, which has resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of Zimura drug substance upon launch, if approved, and the new manufacturer as a second source of supply of Zimura drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process can be produced consistently, delivering quality product within a range of acceptable specifications. We are continuing analytical method development and qualification with our contract manufacturers and laboratories.
Starting in 2020, we have worked with a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We believe we have sufficient finished Zimura drug product for these two clinical trials. In addition, we are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of Zimura drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. Ajinomoto has produced finished Zimura drug product using the new vial, which we plan to use for a portion of the second-year study visits for patients in the GATHER2 trial. We believe Ajinomoto has the capacity to supply us with finished Zimura drug product with the new vial for our expected commercial supply needs upon launch, if approved.
We order the polyethylene glycol, or PEG, starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are continuing discussions regarding a long-term supply agreement with this manufacturer for the PEG starting material. We believe this supplier will have the capacity to supply us with the PEG that we will need for commercial manufacturing.
IC-500: HtrA1 Inhibitor
We are pursuing the preclinical development of IC-500 for the treatment of GA and potentially other age-related retinal diseases. We have selected IC-500 as the lead compound from our HtrA1 inhibitor program, which includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested in vitro.
We are continuing the preclinical development of IC-500. In early 2021, we reviewed our IC-500 development program and explored the potential of a less frequent dosing regimen than monthly dosing. In 2021, we initiated a number of preclinical tolerability and pharmacokinetic studies for IC-500, and we are planning for IND-enabling GLP toxicology studies. We anticipate that the start of the IND-enabling toxicology studies will be later than what we originally planned, primarily due to the limited availability of study slots at CROs attributable to rising demand for their services as well as increased absenteeism of staff at those CROs in wake of the COVID-19 pandemic and the recent Omicron variant.
We have developed a formulation that we believe will be safe and effective for intravitreal administration into the eye, and are conducting current Good Manufacturing Practices, or cGMP, manufacturing activities for IC-500. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we expect to submit an IND to the FDA for IC-500 in mid-2023.
Gene Therapy Research and Development Programs
IC-100: Product Candidate for RHO-adRP
We have been conducting the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We worked with a gene therapy contract development and manufacturing organization, or CDMO, for preclinical and early-stage clinical supply of IC-100. This CDMO produced, and we released, a cGMP batch of IC-100. In addition, we and the University of Pennsylvania, or Penn, conducted a number of preclinical studies of IC-100 and a natural history study of RHO-adRP patients, including a preclinical toxicology and efficacy study of IC-100 in the naturally occurring canine model of RHO-adRP. We have been considering our development options for this product candidate. We currently plan to seek a collaborator for the future development and potential commercialization of IC-100.
IC-200: Product Candidate for BEST1-Related IRDs
We have been conducting the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs. We worked with a gene therapy CDMO for preclinical and early-stage clinical supply of IC-200. This CDMO produced, and we released, a cGMP batch of IC-200. In addition, we and Penn conducted a number of preclinical studies of IC-200 and natural history studies of patients with BEST1-related IRDs, including a preclinical toxicology and efficacy study of IC-200 in the naturally occurring canine model of Best disease. We have been considering our development options for this product candidate. We currently plan to seek a collaborator for the future development and potential commercialization of IC-200.
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
Starting in 2018, we funded several sponsored research programs at the University of Massachusetts Medical School, or UMMS, seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. These programs (miniCEP290, miniABCA4 and miniUSH2A) are described below. In July 2021, we hired four individuals who were previously at UMMS and working on these sponsored research programs, including the principal investigator for these programs. We have transitioned the preclinical research activities for these programs from UMMS to us and we have established a laboratory for these employees to continue working on these programs and other preclinical ocular research and development activities.
The following is a summary of these minigene programs and their status:
•miniCEP290 (LCA10): This program, which we refer to as the miniCEP290 program, is targeting LCA10, which is associated with mutations in the CEP290 gene. In July 2019, we entered into a license agreement with the University of Massachusetts, or UMass, for exclusive development and commercialization rights to this program. The sponsored research yielded a number of minigene constructs that show encouraging results when tested in a mouse model. UMMS conducted additional experiments to optimize constructs, which were delayed during 2020 because of restrictions placed by UMMS on animal research activities as a result of the COVID-19 pandemic. We have identified a lead construct from this program and are considering preclinical development options.
•miniABCA4 (STGD1): This program, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. UMMS granted us an option to obtain an exclusive license to certain patent applications for this program. UMMS generated and evaluated several ABCA4 minigene constructs in both in vitro and in vivo experiments, which yielded what we believe to be encouraging results. We are conducting additional experiments to optimize the constructs and assess their efficacy in the mouse model.
•miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa. UMMS granted us an option to obtain an exclusive license to certain patent applications for this program. Some of the activities in this program were delayed during 2020 as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. UMMS generated and evaluated several USH2A minigene constructs in in vitro experiments and we are planning to evaluate their efficacy in animals. The animal experiments have been delayed as a result of transitioning the work from UMMS to us.
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
•Third-Party Collaborators and Vendors. Many of our third-party contract manufacturers, academic research collaborators and contract research organizations limited their operations and staff during the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our minigene research programs. Over the past year, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. For example, we anticipate that the start of the IND-enabling toxicology studies for IC-500 will be later than what we originally planned, primarily due to the limited availability of study slots at CROs attributable to rising demand for their services as well as increased absenteeism of staff at those CROs in wake of the COVID-19 pandemic and the recent Omicron variant. We are also aware that some of our third-party contract manufacturers and storage vendors have experienced high levels of absenteeism due to the Omicron variant and as a result started to limit their operations and on-site activities. These operational and staffing limitations may cause further delays for our development and manufacturing activities. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.
•Supply Chain and Materials. Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 drug substance experienced a shortage in obtaining one of the raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation. Furthermore, in October 2021 we learned that the new manufacturer we are working with for second source supply of Zimura drug substance was experiencing issues with procuring an important raw material common to many manufacturing processes, which occurred due to recent supply chain interruptions and caused a slight delay to our manufacturing timelines with this contract manufacturer.
•Remote Working. We instituted company-wide remote working starting in March 2020. In 2021, we began permitting employees to return to our offices on a voluntary basis in compliance with new health and safety policies we implemented, including a vaccination policy for employees working in our offices. We expect to operate under a hybrid (partially remote and partially in office) working model for the foreseeable near future. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
    We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three months or twelve months ended December 31, 2021. The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants of the virus, the actions taken to contain it or lessen its impact, including the availability, effectiveness and administration of vaccines, and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
    For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Management's Discussion and Analysis of Results of Operations and Financial Position and the Risk Factors contained in this Annual Report on Form 10-K.
Business Development and Financing Activities
Beginning in 2017, we pursued a business development strategy focused on evaluating various available technologies to treat ophthalmic diseases, particularly those in the back of the eye, and exploring opportunities to obtain rights to additional products and product candidates employing these technologies. Our efforts resulted in the expansion of our research and development pipeline, including the addition of IC-500, IC-100, IC-200 and a number of collaborative gene therapy sponsored research programs.
    As we continue the development of our product candidates and programs, prepare for the potential commercialization of Zimura and evaluate our overall strategic priorities, we will continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We plan to continue to evaluate, on a selective and targeted basis, opportunities to potentially obtain rights to additional product candidates and technologies for retinal diseases, with a focus on sustained release delivery technologies for Zimura. In addition, we continue to explore potential collaboration and out-licensing opportunities for the future development and potential commercialization of our product candidates, including potential collaboration opportunities for the future development and potential commercialization of Zimura in one or more territories outside the United States and collaboration opportunities for the future development and potential commercialization of IC-100 and IC-200.
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
Financial Matters
    As of December 31, 2021, we had cash, cash equivalents and available-for-sale securities of $381.7 million. We estimate that our year-end 2022 cash, cash equivalents and available-for-sale securities will range between $215 million and $225 million. We also estimate that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura in GA and STGD1 and the initiation of an intermediate AMD clinical trial, preparation and potential filing of an NDA and a MAA for Zimura in GA, continuing preparations for a potential commercial launch of Zimura in GA, investing in sustained release delivery technologies for Zimura, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of Zimura, such as sales force expenses, any additional expenditures related to potentially studying Zimura in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
The following table summarizes our research and development expenses for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Zimura	$53,208	$28,366	$13,252
IC-500: HtrA1	2,070	1,442	459
IC-100: RHO-adRP	1,211	6,874	7,402
IC-200: BEST1	2,974	7,718	4,572
Other gene therapy	26	932	1,384
Fovista	(7)	(741)	46
Personnel-related	18,821	13,426	6,771
Share-based compensation	6,522	4,166	4,260
Other	243	601	1,498
	$85,068	$62,784	$39,644
As we continue our ongoing clinical trials, plan for and initiate clinical development of Zimura in intermediate AMD and continue our ongoing and planned manufacturing activities for Zimura, we expect our research and development expenses for Zimura to increase. We expect our research and development expenses for IC-500 to increase as we continue preclinical development. We expect our research and development expenses for IC-100 and IC-200 to remain minimal for the foreseeable near future. We expect our research and development expenses for our miniCEP290 program and other gene therapy research programs to remain largely unchanged as we continue those programs. Our research and development expenses may increase if we in-license or acquire any new product candidates or technologies, including potential sustained release delivery technologies for Zimura, or if we commence any new development programs.
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
A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, we are conducting the GATHER2 trial, which is a Phase 3 clinical trial evaluating Zimura for GA, with the expectation that data collected from this trial, if positive, together with other available data, will be sufficient to seek marketing approval for this indication in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, enroll additional patients in the GATHER2 trial, conduct additional clinical trials for Zimura in GA or conduct additional nonclinical studies of Zimura in order to seek or maintain regulatory approval or qualify for reimbursement approval. As a result of any of the above, we could be required to expend significant additional financial resources and time on the completion of development of Zimura in GA. For example, based on our assessment of the data we have collected for Zimura to date and the requirements of regulatory authorities, we are conducting a pharmacokinetic substudy involving a portion of the patients enrolled in the GATHER2 trial and an additional nonclinical study of Zimura, which has increased the research and development expenses for Zimura.
See the “Liquidity and Capital Resources” section of this Item 7 of this Annual Report on Form 10-K for more information regarding our current and future financial resources and our expectations regarding our research and development expenses and funding requirements.

General and Administrative Expenses
    General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, legal, finance, business development, commercial planning, human resources, investor relations and information technology functions. We expect that our general and administrative expenses will increase as we continue to hire additional commercial planning personnel and undertake commercial planning activities to prepare for the potential commercialization of Zimura. Other general and administrative expenses include facility costs and professional fees for legal, including patent-related, services and expenses, consulting and accounting services, and travel expenses.
Interest Income
We currently have invested our cash, cash equivalents and available-for-sale securities in money market funds, U.S. Treasury securities, investment-grade corporate debt securities, asset-backed securities and debt instruments issued by foreign governments, which generate a nominal amount of interest income.
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

    We use the Black-Scholes option pricing model to value our stock option awards and the options to purchase shares under our employee stock purchase plan. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk-free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. We calculate expected volatility based on daily historical volatility during the time period that corresponds to the expected option term. We calculate the expected term of stock option grants to employees based on an analysis of actual option exercises. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Expected common stock price volatility	114%	118%	110%
Risk-free interest rate	0.31%-1.22%	0.22%-1.34%	1.38%-2.54%
Expected term of options (years)	5.2	4.6	4.8
Expected dividend yield	—	—	—
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

Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $11.2 million, $8.3 million and $9.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had $56.3 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.3 years. We expect to grant additional stock options that will result in additional share-based compensation expense for our equity awards to employees, non-employee directors and consultants.
For the years ended December 31, 2021, 2020 and 2019, we allocated share-based compensation as follows:

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$6,522	$4,166	$4,260
General and administrative	4,723	4,157	4,920
Total	$11,245	$8,323	$9,180
    In October 2019, our board of directors adopted the 2019 Inducement Stock Incentive Plan, or the Inducement Plan, pursuant to which we may grant, subject to the terms of the Inducement Plan and the rules of The Nasdaq Global Select Market, or Nasdaq, nonstatutory stock options, restricted stock, RSUs, and other stock-based awards up to an aggregate of 1,000,000 shares of our common stock. In March 2020, February 2021, September 2021 and December 2021, our board of directors amended the Inducement Plan to reserve an additional 1,000,000 shares of our common stock, an additional 600,000 shares of our common stock, an additional 1,000,000 shares of our common stock and an additional 1,000,000 shares of our common stock, respectively, for issuance under the plan. The Inducement Plan permits us to, subject to the approval of each grant by the compensation and talent strategy committee of our board of directors, use the stock-based awards available under the Inducement Plan to attract key employees for the growth of our business. As of December 31, 2021, we had approximately 1,372,000 shares available for issuance under the Inducement Plan.
Results of Operations

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$85,068	$62,784	$39,644
General and administrative	29,689	25,952	21,628
Total operating expenses	114,757	88,736	61,272
Loss from operations	(114,757)	(88,736)	(61,272)
Interest income	245	500	2,151
Other income (expense), net	(10)	(6)	151
Loss before income tax benefit	(114,522)	(88,242)	(58,970)
Income tax benefit	—	3,695	111
Net loss	$(114,522)	$(84,547)	$(58,859)

Research and Development Expenses
Our research and development expenses were $85.1 million for the year ended December 31, 2021, an increase of $22.3 million compared to $62.8 million for the year ended December 31, 2020. The increase in research and development expenses for the year ended December 31, 2021 was primarily due to a $24.8 million increase in costs associated with Zimura, a $7.8 million increase in personnel costs, including share-based compensation associated with additional research and development staffing, and a $0.6 million increase in costs associated with IC-500 which were partially offset by a $5.7 million decrease in costs associated with IC-100, a $4.7 million decrease in costs associated with IC-200 and a $0.9 million decrease in costs associated with our collaborative gene therapy sponsored research programs. The increased costs for Zimura were primarily due to the commencement and completion of patient enrollment for our GATHER2 trial and increased manufacturing activities. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $29.7 million for the year ended December 31, 2021, an increase of $3.7 million, compared to $26.0 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel costs, including shares-based compensation costs, and an increase in external costs, including legal and consulting costs associated with litigation, pre-commercialization activities and other administrative costs necessary to support our operations.
Interest Income
Interest income for the year ended December 31, 2021 was $0.2 million compared to interest income of $0.5 million for the year ended December 31, 2020. The decrease in interest income earned during the year ended December 31, 2021 was primarily due to the decrease in interest rate yields.
Income Tax Benefit
We recorded no benefit from income taxes for the year ended December 31, 2021. For the year ended December 31, 2020, we recorded an income tax benefit of $3.7 million primarily to reflect the settlement of local tax audit.
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
In July 2021, we closed an underwritten public offering in which we sold 13,397,500 shares of our common stock under the March 2021 Shelf Registration, which included the exercise in full of the underwriters’ option to purchase an additional 1,747,500 shares of our common stock, at a price to the public of $8.60 per share and at a price to the underwriters of $8.084 per share. The net proceeds from the public offering, after deducting underwriting discounts and commissions and other offering expenses payable by us totaling approximately $7.4 million, were approximately $107.8 million.

In October 2021, we closed an underwritten public offering in which we sold 10,350,000 shares of our common stock under the October 2021 Shelf Registration, which included the exercise in full of the underwriters’ option to purchase an additional 1,350,000 shares of our common stock, at a price to the public of $16.750 per share and at a price to the underwriters of $15.745 per share. The net proceeds from the public offering, after deducting underwriting discounts and commissions and other offering expenses payable by us totaling approximately $10.8 million, were approximately $162.6 million.
We have not yet issued and sold any shares of our common stock under the ATM Agreement.
Cash Flows
As of December 31, 2021, we had cash, cash equivalents and available-for-sale securities totaling $381.7 million and no debt. We primarily invest our cash, cash equivalents and available-for-sale securities in money market funds, U.S. Treasury securities, certain investment-grade corporate debt securities, asset-backed securities and debt instruments issued by foreign governments.
The following table shows a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(98,559)	$(66,097)	$(48,490)
Investing Activities	21,298	(143,810)	150
Financing Activities	272,335	150,581	42,838
Net change in cash and cash equivalents	$195,074	$(59,326)	$(5,502)
Cash Flows from Operating Activities
The net cash used in operating activities, which was $98.6 million and $66.1 million for the years ended December 31, 2021 and 2020, respectively, relates primarily to net cash used to fund our Zimura clinical trials and manufacturing activities and to support the preclinical development activities of IC-500, IC-100 and IC-200.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash provided by investing activities was $21.3 million for the year ended December 31, 2021, which primarily related to the maturities of available-for-sale securities. Net cash used in investing activities for the year ended December 31, 2020 was $143.8 million and primarily related to the purchases of available-for-sale securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $272.3 million and relates primarily to cash received from our July 2021 and October 2021 public offerings of our common stock. Net cash provided by financing activities for the year ended December 31, 2020 was $150.6 million and relates primarily to cash received from our June 2020 public offering of our common stock and concurrent private placement.
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
    As of December 31, 2021, we had cash, cash equivalents and available-for-sale securities of $381.7 million. We estimate that our year-end 2022 cash, cash equivalents and available-for-sale securities will range between $215 million and $225 million. We also estimate that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura in GA and STGD1 and the initiation of an intermediate AMD clinical trial, preparation and potential filing of an NDA and a MAA for Zimura in GA, continuing preparations for a potential commercial launch of Zimura in GA, investing in sustained release delivery technologies for Zimura, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of Zimura, such as sales force expenses, any additional expenditures related to potentially studying Zimura in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and governmental responses to the pandemic have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $162.6 million in net proceeds in an underwritten public offering of our common stock in October 2021, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our gene therapy research programs, or our future commercialization efforts.
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
If we raise additional funds through collaborations, royalty transactions, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or grant licenses on terms that may not be favorable to us. If we choose to pursue a collaboration for any of our product candidates, we may be required to relinquish certain valuable rights depending on the terms of such a transaction. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
RHO-adRP License Agreement with UFRF and Penn
    In June 2018, we entered into the RHO-adRP License Agreement with UFRF and Penn. Under the agreement, we agreed to pay an annual license maintenance fee in the low double-digit thousands of dollars, which will be payable on an annual basis until the first commercial sale of a licensed product. In addition, we agreed to reimburse UFRF for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.
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
BEST1 License Agreement with Penn and UFRF
In May 2019, we paid Penn, for the benefit of Penn and UFRF, a $0.2 million upfront license issuance fee in connection with entry into the BEST1 License Agreement, which was recorded as a research and development expense, and we paid UFRF accrued patent prosecution expenses of approximately $18 thousand, which was recorded as a general and administrative expense. We have also agreed to pay Penn, for the benefit of Penn and UFRF, an annual license maintenance fee in the low double-digit thousands of dollars, which fee will be payable on an annual basis until the first commercial sale of a licensed product. In addition, we have agreed to pay Penn, for the benefit of Penn and UFRF, a one-time patent grant fee in the low triple-digit thousands of dollars, upon the issuance of a U.S. patent that claims inventions disclosed in the licensed patent rights or know-how or inventions generated under certain related sponsored research agreements with Penn or UFRF, and that is exclusively licensed to us. Furthermore, we have agreed to reimburse Penn and UFRF for the costs and expenses of patent prosecution and maintenance related to the licensed patent rights.
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

Contractual Obligations and Commitments
    As of December 31, 2021, we had contractual obligations and commitments to make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. They are summarized in the table below:

	Total	Due Within 1 Year
	(in thousands)
Operating lease obligations	$1,616	$989
Purchase obligations:
Research activities	520	520
Manufacture and supply activities	7,995	7,995
Total contractual cash obligations	$10,131	$9,504

Purchase obligations include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials and certain of our manufacturing and supply agreements.
The table above excludes any milestone payments which may become payable to third parties under license or acquisition agreements as the timing and likelihood of such payments are not known with certainty;
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale securities of $381.7 million as of December 31, 2021, consisting of cash and investments in money market funds, U.S. Treasury securities, corporate debt securities, asset-based securities and supranational securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs, CDMOs and certain other vendors to perform services outside the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2021, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 8.    Financial Statements and Supplementary Data
Our financial statements, together with the report of our independent registered public accounting firm (PCAOB ID: 42), appear on pages F-4 through F-31 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting as a result of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 pandemic has on the operating effectiveness of our internal controls.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IVERIC bio, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited IVERIC bio, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IVERIC bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
February 24, 2022

Item 9B.    Other Information
As previously disclosed, Glenn P. Sblendorio, Chief Executive Officer, intended to and did enter into a pre-arranged stock trading plan in November 2021 pursuant to Exchange Act Rule 10b5-1(c). Mr. Sblendorio’s plan provides for the potential sale between December 21, 2021 and December 21, 2022 of up to 100,000 shares of our common stock owned by Mr. Sblendorio and up to 125,000 shares of common stock issuable upon the exercise of vested stock options, which, in the aggregate represent approximately 11% of Mr. Sblendorio’s combined holdings in our common stock as of November 9, 2021, inclusive of Mr. Sblendorio’s shares of common stock and vested and unvested equity awards and excluding any future equity grants. As of the date of this Annual Report on Form 10-K, Mr. Sblendorio has sold 60,000 shares of our common stock and 59,377 shares of our common stock following the exercise of vested stock options under this plan.
Mr. Sblendorio’s plan is permitted under our Insider Trading Policy and Stock Retention and Ownership Guidelines. The foregoing information is being provided on a voluntary basis. Actual transactions completed under Mr. Sblendorio’s plan have been and will continue to be reported from time to time on Forms 4 filed by Mr. Sblendorio with the Securities and Exchange Commission. Except as may be required by law, we are not undertaking to report modifications, terminations or other activities under Mr. Sblendorio’s plan or the adoption, modification, termination or other activities under any future Rule 10b5-1 trading plans established by Mr. Sblendorio or any other officers or directors.
Item 9C.    Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Delinquent Section 16(a) Reports
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Code of Ethics
We have adopted a code of business conduct and ethics, or the Code of Ethics, that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our other employees. In December 2019, we amended our Code of Ethics to better align the Code of Ethics with our stage of development, including, among other things, updates relating to compliance with laws, rules and regulations applicable to pharmaceutical development, interactions with healthcare providers, data privacy and international trade regulations. In early 2020, we provided training to our employees on our amended Code of Ethics and have been providing annual training for all employees on our Code of Ethics.
A copy of our Code of Ethics is available on our website. We intend to post on our website all disclosures that are required by applicable law, the rules of the SEC or Nasdaq concerning any amendment to, or waiver of, our Code of Ethics.
Director Nominees
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee
We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert

Our board of directors has determined that Jane Henderson is an "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and Ms. Henderson and the other members of our Audit Committee are "independent" under the rules of The Nasdaq Global Select Market.
Item 11.    Executive Compensation
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 14.    Principal Accountant Fees and Services
    The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

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

3.1		Restated Certificate of Incorporation of the Registrant, as amended on April 16, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K filed on March 4, 2021)
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-190643))
4.1		Description of Registered Securities of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)
4.2		Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)
10.1	+	Amended and Restated 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643))
10.2	+
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

10.8	+	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K filed on March 2, 2015)
10.9	+	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-211916))
10.10	+
2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.11	+	Amendment No. 1 to 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2020)
10.12	+	Amendment No. 2 to 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed on March 4, 2021)
10.13	+	Amendment No. 3 to 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2021)
10.14	+	Amendment No. 4 to 2019 Inducement Stock Incentive Plan of the Registrant
10.15	+
Form of Restricted Stock Unit Agreement under the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.16	+
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

10.18	†
Exclusive License Agreement with Know-How by and among The University of Florida Research Foundation, Incorporated, The Trustees of the University of Pennsylvania and the Registrant dated June 6, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2018)

10.19	^
First Amendment to The Exclusive License Agreement with Know-How by and among The University of Florida Research Foundation, Incorporated, The Trustees of the University of Pennsylvania and the Registrant dated December 13, 2021

10.20	^
Exclusive License Agreement with Know-How by and among The Trustees of the University of Pennsylvania, The University of Florida Research Foundation, Incorporated, and the Registrant dated April 10, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2019)

10.21	^	Amendment No. 1 to Exclusive License Agreement with Know-How, dated May 1, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2020)
10.22	^
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

10.25	+
Letter Agreement between the Registrant and Glenn P. Sblendorio, dated April 24, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2017)

10.26	+
Letter Agreement between the Registrant and Glenn P. Sblendorio, dated November 3, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2021)

10.27	+	Letter Agreement between the Registrant and David F. Carroll, dated April 24, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2017)
10.28	+
Letter Agreement between the Registrant and David F. Carroll, dated December 11, 2019 (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)

10.29	+	Promotion Letter between the Registrant and Keith Westby, dated January 30, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2017)
10.30	+	Letter Agreement between the Registrant and Keith Westby, dated December 11, 2019 (incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)
10.31	+	Offer Letter between the Registrant and Pravin U. Dugel dated March 11, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2020)

10.32	+	Letter Agreement between the Registrant and Pravin U. Dugel dated March 11, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2020)
10.33	+	Offer Letter between the Registrant and Christopher Simms dated June 16, 2021
10.34	+	Letter Agreement between the Registrant and Christopher Simms dated June 16, 2021
10.35	+	Offer Letter between the Registrant and Tony Gibney dated November 19, 2021
10.36	+	Letter Agreement between the Registrant and Tony Gibney dated November 10, 2021
10.37	+
Retirement and Consulting Agreement between the Registrant and David Guyer dated April 5, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 5, 2021)

10.38	+
Form of Indemnification Agreement between the Registrant and each Director and Executive Officer (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016)

10.39	+	Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2019)
10.40	+	Amendment No. 1 to Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on November 3, 2020)
10.41	+	Amendment No. 2 to Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2021)
10.42	+	Amendment No. 3 to Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on January 11, 2022)
14.1		Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K filed February 27, 2020)
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
*	Schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16.     Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

IVERIC bio, Inc.
By:	/s/ GLENN P. SBLENDORIO
Glenn P. Sblendorio Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN P. SBLENDORIO	Chief Executive Officer and Director (principal executive officer)	February 24, 2022
Glenn P. Sblendorio

/s/ DAVID F. CARROLL	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 24, 2022
David F. Carroll

/s/ ADRIENNE L. GRAVES	Chairman of the Board of Directors	February 24, 2022
Adrienne L. Graves, Ph.D.

/s/ MARK BLUMENKRANZ	Director	February 24, 2022
Mark Blumenkranz

/s/ AXEL BOLTE	Director	February 24, 2022
Axel Bolte

/s/ JANE P. HENDERSON	Director	February 24, 2022
Jane P. Henderson

/s/ CHRISTINE MILLER	Director	February 24, 2022
Christine Miller

/s/ CALVIN W. ROBERTS	Director	February 24, 2022
Calvin W. Roberts, M.D.

IVERIC bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IVERIC bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IVERIC bio, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

Accrued research and development costs

Description of the Matter
During 2021, the Company incurred $85 million of research and development expenses and accrued $14 million for research and development expenses as of December 31, 2021. As described in Note 2 to the Financial Statements, service agreements with third party service providers including contract research organizations (“CROs”) and contract development and manufacturing organizations (“CMOs”) comprise a significant component of the Company’s research and development activities. The timing and the amount of payments required under each individual arrangement are often different from the pattern of costs actually incurred. The Company accrues the cost of the services with these third-party organizations based on the extent of activities completed by vendors and measured by internal project managers.

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

Iselin, New Jersey
February 24, 2022

IVERIC bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$261,447	$66,373
Available for sale securities	120,302	143,674
Prepaid expenses and other current assets	5,739	4,791
Income tax receivable	—	1,765
Total current assets	387,488	216,603
Property and equipment, net	348	26
Right-of-use assets, net	1,522	120
Other assets	—	5
Total assets	$389,358	$216,754
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$14,403	$12,284
Accounts payable and accrued expenses	12,856	12,792
Lease liability, current	952	54
Total current liabilities	28,211	25,130
Lease liability, non-current	619	61
Total liabilities	28,830	25,191
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—0.001 par value, 200,000,000 shares authorized, 115,277,012 and 90,120,797 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	115	90
Additional paid-in capital	1,040,098	756,543
Accumulated deficit	(679,595)	(565,073)
Accumulated other comprehensive income	(90)	3
Total stockholders' equity	360,528	191,563
Total liabilities and stockholders' equity	$389,358	$216,754

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$85,068	$62,784	$39,644
General and administrative	29,689	25,952	21,628
Total operating expenses	114,757	88,736	61,272
Loss from operations	(114,757)	(88,736)	(61,272)
Interest income	245	500	2,151
Other income (expense), net	(10)	(6)	151
Loss before income tax benefit	(114,522)	(88,242)	(58,970)
Income tax benefit	—	3,695	111
Net loss	$(114,522)	$(84,547)	$(58,859)
Net loss per common share:
Basic and diluted	$(1.12)	$(1.14)	$(1.39)
Weighted average common shares outstanding:
Basic and diluted	101,866	74,185	42,224

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2021	2020	2019
Net loss	$(114,522)	$(84,547)	$(58,859)
Other comprehensive income
Unrealized gain (loss) on available-for-sale securities, net of tax	(93)	3	—
Other comprehensive income (loss)	(93)	3	—
Comprehensive loss	$(114,615)	$(84,544)	$(58,859)

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Junior Series A Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	41,397	$41	$545,585	$(421,667)	$—	$123,959
Issuance of common stock through underwritten offering, net of issuance costs	—	—	7,750	8	42,557	—	—	42,565
Issuance of common stock in connection with license acquisition	—	—	75	—	85	—	—	85
Issuance of common stock under employee stock compensation plans	—	—	405	1	272	—	—	273
Share-based compensation	—	—	—	—	9,180	—	—	9,180
Net loss	—	—	—	—	—	(58,859)	—	(58,859)
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$—	$117,203
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs	—	—	28,504	28	116,855	—	—	116,883
Issuance of common stock in connection with private offering	—	—	8,649	9	33,228	—	—	33,237
Issuance of common stock under the exercise of pre-funded warrants	—	—	2,500	2	(2)	—	—	—
Issuance of common stock under employee stock compensation plans	—	—	841	1	460	—	—	461
Share-based compensation	—	—	—	—	8,323	—	—	8,323
Net loss	—	—	—	—	—	(84,547)	—	(84,547)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	3	3
Balance at December 31, 2020	—	$—	90,121	$90	$756,543	$(565,073)	$3	$191,563
Issuance of common stock through underwritten offering, net of issuance costs	—	—	23,748	24	270,295	—	—	270,319
Issuance of common stock under employee stock compensation plans	—	—	1,408	1	2,015	—	—	2,016
Share-based compensation	—	—	—	—	11,245	—	—	11,245
Net loss	—	—	—	—	—	(114,522)	—	(114,522)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(93)	(93)
Balance at December 31, 2021	—	$—	115,277	$115	$1,040,098	$(679,595)	$(90)	$360,528

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2021	2020	2019
Operating Activities
Net loss	$(114,522)	$(84,547)	$(58,859)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	39	143	162
Amortization of premium and discounts on investment securities	1,182	462	—
Gain on sale of property and equipment	—	—	(150)
Share-based compensation	11,245	8,323	9,180
Change in working capital	54	—	—
Stock-based consideration in connection with license acquisition	—	—	85
Changes in operating assets and liabilities:
Income tax receivable	1,765	—	1,765
Other assets			—
Prepaid expense and other assets	(943)	(2,742)	45
Accrued interest receivable	438	(323)	—
Accrued research and development expenses	2,119	5,424	(477)
Accounts payable and accrued expenses	64	7,163	(241)
Net cash used in operating activities	(98,559)	(66,097)	(48,490)
Investing Activities
Purchase of marketable securities	(142,821)	(143,810)	—
Maturities of marketable securities	164,480	—	—
Purchase of property and equipment	(361)	—	—
Proceeds from sale of assets	—	—	150
Net cash provided by (used in) investing activities	21,298	(143,810)	150
Financing Activities
Proceeds from follow-on public offering, net	270,319	116,883	42,565
Proceeds from issuance of common stock related to private placement	—	33,237	—
Proceeds from employee stock plan purchases and stock option exercises	2,016	461	273
Net cash provided by financing activities	272,335	150,581	42,838
Net change in cash and cash equivalents	195,074	(59,326)	(5,502)
Cash and cash equivalents
Beginning of period	66,373	125,699	131,201
End of period	$261,447	$66,373	$125,699
Supplemental disclosure of cash paid
Income taxes received, net	$(1,765)	$(3,327)	$(1,893)
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gain (loss) on available for sale securities, net of tax	$(93)	$3	$—
Operating right-of-use assets obtained in exchange for lease obligations	$2,086	$166	$1,469

   The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1. Business
Description of Business and Organization
    IVERIC bio, Inc. (“the Company” or “IVERIC”) is a science-driven biopharmaceutical company focused on the discovery and development of novel treatments for retinal diseases with significant unmet medical needs. The Company is committed to having a positive impact on patients’ lives by delivering high-quality, safe and effective treatments designed to address debilitating retinal diseases, including earlier stages of age-related macular degeneration (“AMD”).
The Company’s lead asset is its clinical stage product candidate Zimura® (avacincaptad pegol), a complement C5 inhibitor. It is currently targeting the following diseases with Zimura:

•Geographic Atrophy (“GA”), which is the advanced stage of AMD and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision;

•intermediate AMD, which is an earlier stage of AMD that precedes GA; and

•autosomal recessive Stargardt disease (“STGD1”), which is an orphan inherited condition characterized by progressive damage to the central portion of the retina (the “macula”) and other retinal tissue, leading to loss of vision.

In July 2021, the Company completed patient enrollment for GATHER2, its Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. The Company has also received a written agreement from the U.S. Food and Drug Administration (“FDA”) under a Special Protocol Assessment ("SPA") for the overall design of GATHER2. The Company expects topline data from the GATHER2 trial to become available during the second half of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis. The Company also plans to initiate a Phase 3 clinical trial evaluating Zimura for patients with intermediate AMD during the second half of 2022.

In addition to Zimura, the Company is developing its preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein (“HtrA1”) inhibitor, for GA and potentially other age-related retinal diseases. Based on current timelines, the Company expects to submit an investigational new drug application to the FDA for IC-500 in mid-2023.

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

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
1. Business (Continued)

As the Company focuses its efforts on and prioritize the development and potential commercialization of Zimura, it has been considering its development options for IC-100 and IC-200, which the Company has been developing for RHO-adRP and BEST1-related IRDs, respectively. It currently plans to seek a collaborator for the future development and potential commercialization of these product candidates.
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
Use of Estimates
    The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company's Consolidated Balance Sheets and the amount of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, accounting for research and development costs and accounting for share-based compensation. Actual results could differ from those estimates.
Cash and Cash Equivalents and Available-for-Sale Securities
    The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Company's Consolidated Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.
The Company considers securities with original maturities of greater than 90 days to be available-for-sale securities. Available-for-sale securities with original maturities of greater than one year are recorded as non-current assets. Available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded within other comprehensive income.
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
    As of December 31, 2021, the Company had cash, cash equivalents and available-for-sale securities of approximately $381.7 million. The Company believes that its cash, cash equivalents and available-for-sale securities as of December 31, 2021 will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months from the filing of the Company's Annual Report on Form 10-K.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
2. Summary of Significant Accounting Policies (Continued)
Concentration of Credit Risk
    The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents and available-for-sale securities. The Company maintains its cash in bank accounts, the balances of which generally exceed federally insured limits. The Company maintains its cash equivalents and available-for-sale securities in investments in money market funds, in U.S. Treasury securities, investment-grade corporate debt securities, asset-backed securities and debt instruments issued by foreign governments with original maturities of 90 days or less.
The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available-for-sale securities.
Concentration of Suppliers

The Company historically relied upon a single third-party manufacturer to provide the drug substance for Zimura on a purchase order basis. The Company also historically relied upon a single third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. The Company has engaged one additional third-party manufacturer to provide drug substance for Zimura and one additional third-party manufacturer to provide fill/finish services for clinical supplies of Zimura. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the polyethylene glycol starting material used to manufacture Zimura. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of Zimura.  The Company currently relies exclusively upon a single third-party contract manufacturer for IC-100 and IC-200, and also relies on sole-source suppliers for certain starting materials used in the manufacture of such product candidates. The Company currently relies upon a single third-party contract manufacturer to provide the drug substance for IC-500 for preclinical toxicology studies and early-stage clinical trials and a single third-party contract manufacturer to conduct fill/finish services for IC-500 drug product. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties, insolvency or the COVID-19 pandemic, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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

The Company reviews investments on a periodic basis for other than temporary impairments. This review is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in the period that may have a significant adverse effect on the fair value of the investment. The Company uses the market approach to measure fair value for its cash, cash equivalents and available-for-sale financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The valuation hierarchy is based upon

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
2. Summary of Significant Accounting Policies (Continued)
the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

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

Leases
    The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, it recognizes a right-of-use ("ROU") asset and operating lease liability on the Company's Consolidated Balance Sheet. ROU assets represent the Company's right to use the underlying asset for the lease term and the lease obligation represents the Company's commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit discount rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU assets include any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all office lease agreements the Company combines lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheet.
Property and Equipment
    Property and equipment, which consists mainly of clinical equipment, laboratory equipment, computers, software, other office equipment, automobiles and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset.
Research and Development
    The Company's research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of the Company's product candidates and costs associated with its gene therapy research programs. The Company's research and development expenses consist of:
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
Share-Based Compensation
    The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors and certain other individuals, including employee stock options, restricted stock units (“RSUs”) and options granted to employees to purchase shares under the 2016 Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of estimated forfeitures. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period only when the performance-based milestone is deemed probable of achievement. If performance-based milestones are later determined not to be probable of achievement, then all previously recorded stock-based compensation expense associated with such options will be reversed during the period in which the Company makes this determination.
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
    The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Expected common stock price volatility	114%	118%	110%
Risk-free interest rate	0.31%-1.22%	0.22%-1.34%	1.38%-2.54%
Expected term of options (years)	5.2	4.6	4.8
Expected dividend yield	—	—	—
RSUs

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

    Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as the option granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Years ended December 31,
	2021	2020	2019
Research and development	$6,522	$4,166	$4,260
General and administrative	4,723	4,157	4,920
Total	$11,245	$8,323	$9,180
-
Recently Adopted Accounting Pronouncements
The Company has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the SEC and believes that there are none that will have a material impact on the Company’s financial statements.
3. Common Stock
October 2021 Follow-on Public Offering
In October 2021, the Company completed an underwritten public offering in which the Company sold 10,350,000 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase 1,350,000 shares of the Company’s common stock, at a price to the public of $16.75 per share and at a price to the underwriters of $15.745 per share.
The net proceeds from the October 2021 public offering, after deducting underwriting discounts and commissions and other expenses payable by the Company totaling approximately $10.8 million, were approximately $162.6 million.
July 2021 Follow-on Public Offering
In July 2021, the Company completed an underwritten public offering in which the Company sold 13,397,500 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase an additional 1,747,500 shares of the Company’s common stock, at a price to the public of $8.60 per share and at a price to the underwriters of $8.084 per share.
The net proceeds from the July 2021 public offering, after deducting underwriting discounts and commissions and other expenses payable by the Company totaling approximately $7.4 million, were approximately $107.8 million.
June 2020 Follow-on Public Offering and Private Placement
In June 2020, the Company closed an underwritten public offering in which it sold 28,503,220 shares of its common stock, which includes the exercise in full of the underwriters’ option to purchase additional shares of its common stock, at a price to the public of $4.10 per share, and at a price to the underwriters of $3.854 per share. The Company also sold to certain investors in lieu of common stock, pre-funded warrants to purchase 1,914,280 shares of its common stock at a price to the public of $4.099 per share underlying each pre-funded warrant, and at a price to the underwriters of $3.853 per share underlying each pre-funded warrant. The pre-funded warrants are immediately exercisable with certain restrictions and do not expire.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
3. Common Stock (Continued)
Concurrently with the June 2020 public offering, the Company completed a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in which it sold 8,649,453 shares of its common stock to affiliates of Vivo Capital, LLC and Samsara BioCapital, LP (the "Private Placement Purchasers"), at a purchase price equal to $4.10 per share, which is the price to the public in the public offering. The shares in the private placement were issued pursuant to a stock purchase agreement entered into among the Company and the Private Placement Purchasers.
The net proceeds from the public offering and private placement, after deducting underwriting discounts, placement agent fees and other offering expenses of approximately $10.1 million, were approximately $150.1 million.
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
4. Net Income (Loss) Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of December 31, 2021 and 2020, the Company had 3,164,280 and 3,164,280 pre-funded warrants outstanding, respectively, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Years ended December 31,
	2021	2020	2019
Basic and diluted net income (loss) per common share calculation:
Net loss	$(114,522)	$(84,547)	$(58,859)
Weighted average common shares outstanding - dilutive	101,866	74,185	42,224
Net loss per common share - basic and diluted	$(1.12)	$(1.14)	$(1.39)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Years ended December 31,
	2021	2020	2019
Stock options outstanding	10,861	8,928	6,780
Restricted stock units	2,246	1,958	1,481
Total	13,107	10,886	8,261

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

5. Cash, Cash Equivalents and Available-for-Sale Securities
As of December 31, 2021 and December 31, 2020 the Company had cash and cash equivalents of approximately $261.4 million and $66.4 million, respectively. Cash and cash equivalents at December 31, 2021 and December 31, 2020 included cash of $9.9 million and $8.4 million, respectively. As of December 31, 2021 and December 31, 2020, cash and cash equivalents also included $251.5 million and $58.0 million, respectively, of investments in money market funds.
As of December 31, 2021 and December 31, 2020, the Company held available-for-sale securities of approximately $120.3 million and $143.7 million, respectively, all of which have maturities of less than one year.
As of December 31, 2021, the Company determined that there were no credit losses in fair value of its investments. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
The Company classifies these securities as available-for-sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.
Available-for-sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,202	$—	$(16)	$18,185
Corporate debt securities	82,138	—	(57)	82,081
Asset-backed securities	16,008	—	(14)	15,995
Supranational securities	4,044	—	(3)	4,041
Total	$120,392	$—	$(90)	$120,302

	As of As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$54,225	$8	—	$54,233
Corporate debt securities	79,282	4	(10)	79,276
Asset-backed securities	10,164	1	—	10,165
Total	$143,671	$13	$(10)	$143,674

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

6. Fair Value Measurements
The Company classifies its marketable debt securities within the fair value hierarchy as Level 2 assets, as it primarily utilizes quoted market prices or rates for similar instruments to value these securities.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$251,488	$—	$—
Investments in U.S. Treasury securities	$18,185	$—	$—
Investments in corporate debt securities	$—	$82,081	$—
Investments in asset-backed securities	$—	$15,995	$—
Investments in supranational securities	$—	$4,041	$—

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$58,042	$—	$—
Investments in U.S. Treasury securities	$54,233	$—	$—
Investments in corporate debt securities	$—	$79,275	$—
Investments in asset-backed securities	$—	$10,166	$—

*Investments in money market funds are reflected in cash and cash equivalents in the accompanying Consolidated Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2021 or December 31, 2020.
7. Licensing and Commercialization Agreements
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
7. Licensing and Commercialization Agreements (Continued)
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

RHO-adRP License Agreement with the University of Florida Research Foundation and the University of Pennsylvania
    In June 2018, the Company entered into an exclusive global license agreement (the "RHO-adRP License Agreement") with the University of Florida Research Foundation, Incorporated ("UFRF") and the University of Pennsylvania ("Penn" and collectively with UFRF, the "Licensors"). Under the agreement, the Licensors granted the Company a worldwide, exclusive license under specified patent rights and a worldwide, non-exclusive license under specified know-how, including specified preclinical data, to manufacture, develop and commercialize certain AAV gene therapy products for the treatment of rhodopsin-mediated diseases. The rights granted under the RHO-adRP License Agreement included certain patent rights covering IC-100, the Company's novel AAV gene therapy product candidate intended to treat RHO-adRP.
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
7. Licensing and Commercialization Agreements (Continued)
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
BEST1 License Agreement with University of Pennsylvania and University of Florida Research Foundation

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
7. Licensing and Commercialization Agreements (Continued)
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
7. Licensing and Commercialization Agreements (Continued)
under the BEST1 License Agreement with respect to only one licensed product, then Penn and UFRF may only terminate its rights and licenses under the BEST1 License Agreement for such licensed product, but not for other licensed products.
License Agreement with University of Massachusetts for the miniCEP290 Program
    In July 2019, the Company entered into the miniCEP290 License Agreement with UMass. Under the miniCEP290 License Agreement, UMass granted it a worldwide, exclusive license under specified patent rights and specified biological materials and a non-exclusive license under specified know-how to make, have made, use, offer to sell, sell, have sold and import products for the treatment of diseases associated with mutations in the CEP290 gene, including LCA10.

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
7. Licensing and Commercialization Agreements (Continued)
miniCEP290 License Agreement if UMass materially breaches the miniCEP290 License Agreement and does not cure such breach within a specified cure period.

UMass may terminate the miniCEP290 License Agreement if the Company materially breaches the miniCEP290 License Agreement and does not cure such breach within a specified cure period.
8. Property and Equipment
Property and equipment as of December 31, 2021 and 2020 were as follows:

	Useful Life (Years)	December 31, 2021	December 31, 2020
Research, manufacturing and clinical equipment	5 - 10	$283	$47
Computer, software and other office equipment	5	933	933
Automobile	5	125	—
		1,341	980
Accumulated depreciation		(993)	(954)
Property and equipment, net		$348	$26
For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $39 thousand, $143 thousand and $162 thousand, respectively.

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

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2021	2020	2019
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	8.1%	14.8%	10.9%
Permanent items	0.7%	0.2%	(1.0)%
Impact of state rate changes	(3.8)%	0.1%	0.1%
Research and development credit	3.3%	3.1%	2.8%
Change in valuation allowance	(29.3)%	(34.8)%	(33.6)%
Effective income tax rate	—%	4.4%	0.2%

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
9. Income Taxes (Continued)
The components of income tax benefit are as follows:

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	(3,695)	(111)
Deferred:
Federal	—	—	—
State	—	—	—
Income tax benefit	$—	$(3,695)	$(111)
Significant components of the Company's deferred tax assets (liabilities) for 2021 and 2020 consist of the following:

	As of December 31,
	2021	2020
Deferred tax assets (liabilities)
License and technology payments	$5,356	$7,479
Share-based compensation	21,614	23,266
Accrued expenses	320	427
Right-of-use asset	(430)	(40)
Lease obligation	444	38
Depreciation	1	6
Federal and state net operating loss carryforwards	165,401	130,524
Research and development credits	13,742	9,959
Other	20	7
Deferred income tax assets	206,468	171,666
Valuation allowance	(206,468)	(171,666)
Net deferred tax assets	$—	$—
The Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.

The Company incurred tax losses in 2021 and 2020. The Company has carried forward its federal and state tax losses due to the inability of carryback claims. Federal NOLs incurred prior to 2018 will begin to expire in 2034 if not utilized. Post 2017 Federal NOLs have an unlimited life. The state NOLs are expected to begin to expire in 2025. Due to the Company's history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized. As of December 31, 2021, the Company has federal NOL carryforwards of approximately $562 million.

For the year ended December 31, 2021, the Company recorded no benefit from income taxes. For the years ended December 31, 2020 and 2019, the Company recorded an income tax benefit of $3.7 million and $0.1 million, respectively, due primarily to reflect the settlements of local tax audits.

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

With respect to the remaining deferred tax assets, except for the AMT credits previously discussed above, there was no change in the amount of assets realizable at December 31, 2021.

Pursuant to ASC 740, Income Taxes, the Company routinely evaluates the likelihood of success if challenged on income tax positions claimed on its income tax returns.  During the year ended December 31, 2021, there was no change in the Company's uncertain tax liability.

The Company's position with respect to uncertain tax positions is set forth below:

Opening balance	$6,723
Gross amount of increases in unrecognized tax benefits during the period - current year provisions	—
Gross amount of increases in unrecognized tax benefits during the period - prior year provisions	—
Gross amount of decreases in unrecognized tax benefits during the period - other	—
Decreases due to settlement with tax authorities during the period	—
Reduction of unrecognized tax benefits due to expiration of the state of limitations during the period	—
Closing Balance	$6,723

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

The Company is currently subject to audit by the U.S. Internal Revenue Service, or IRS, for the years 2018 through 2020, and state tax jurisdictions for the years 2017 through 2020. However, the IRS or state tax authorities may still examine and adjust an NOL or R&D credit arising from a closed year to the extent it is utilized in a year that remains subject to audit. The Company’s previously filed income tax returns are not presently under audit by the IRS or state tax authorities.
10. Operating Leases
The Company's principal executive office was previously at One Penn Plaza, New York, NY. The term of this lease expired in December 2020.

In December 2020, the Company entered into a lease agreement for office space located in Parsippany, New Jersey. The Company recognized a right-to-use asset and lease liability when the term of the lease commenced in April 2021. The term of the lease for the Company's Parsippany office will expire in August 2023.

The Company leases office space located in Cranbury, New Jersey under non-cancelable operating lease arrangements. The lease for the Company's Cranbury office commenced in February 2020 and expires in February 2023.

The Company is party to an office service agreement with Regus Management Group, LLC for use of office space at Five Penn Plaza, New York, NY. This agreement currently expires in May 2022.

For the years ended December 31, 2021, 2020 and 2019, lease and rent expense was $0.7 million, $0.6 million, and $1.0 million, respectively. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $0.7 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the Company's operating leases had a weighted average remaining lease term of 1.6 years and a weighted average estimated incremental borrowing rate of 3.2% .

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

The following presents the maturity of the Company's operating lease liabilities as of December 31, 2021:

December 31, 2021
2022	$989
2023	627
2024	—
Total minimum lease payments	1,616
Less imputed interest	(45)
Present value of minimum lease payments	1,571
Less current portion	952
Total long-term operating lease liabilities	$619

11. Commitments and Contingencies
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. IVERIC bio, Inc., et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. IVERIC bio, Inc., et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. On August 11, 2020, the defendants filed a notice of non-opposition to lead plaintiff's motion for class certification. On April 23, 2021, the court issued an order staying the action until July 1, 2021, 10 days after a mediation scheduled for June 21, 2021. On July 1, 2021, following the June 21, 2021 mediation, the parties notified the court that they had reached an agreement in principle to settle the class action. On September 8, 2021, the parties executed a settlement agreement, which has been submitted to the court for approval. Under the terms of the settlement agreement, the Company agreed to pay $29 million, which includes the attorneys' fees and costs and expenses for the plaintiffs' counsel, and the Company expects this settlement amount will be fully covered and paid directly to the plaintiffs by its insurance carriers. The Company does not expect this settlement, if approved in its current form, to have a material impact on its financial condition.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied its motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee (“SLC”) of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the SLC conducts its investigation.  On May 4, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. By agreement of the parties, the court has since extended the stay through June 26, 2021. The Company also entered into tolling agreements with the

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
11. Commitments and Contingencies (Continued)

defendant directors to December 2022. On October 18, 2021, the parties notified the court overseeing the Pacheco matter that they had reached an agreement in principle to settle the action. . On January 27, 2022, the parties executed a settlement agreement, which has been submitted to the court for approval.
On October 16, 2018, the Company’s board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of the Company’s board of directors. The demand alleges facts that are substantially similar to the facts alleged in the CAC and the Pacheco complaint and asserts claims that are substantially similar to the claims asserted in the Pacheco complaint. On January 30, 2019, the Company’s board of directors received a second shareholder demand from a different shareholder to investigate and commence legal proceedings against certain current and former members of the Company’s board of directors based on allegations that are substantially similar to the allegations contained in the first demand letter. These shareholder demands were referred to a demand review committee of the Company's board of directors. On May 6, 2021, the shareholders who served the October 16, 2018 demand filed a shareholder derivative action against current and former members of the Company’s Board of Directors and certain current and former officers of the Company in the New York Supreme Court, captioned Brian Ferber et al., derivatively on behalf of Ophthotech Corporation v. Axel Bolte et al., Index No. 154462/2021. The complaint asserts the same claims as those asserted in the Pacheco complaint and is based on factual allegations that are materially similar to the allegations in the Pacheco complaint. On June 22, 2021, the parties filed a stipulation staying the Ferber action until 60 days after the SLC concludes its investigation. The Company has entered into tolling agreements with the directors named in the demands to December 2022. On January 27, 2022, the parties executed a settlement agreement.
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

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
12. Stock-Based Compensation and Compensation Plans (Continued)
Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 15,624,000 additional shares to the 2013 Plan, including for 2022, an increase of approximately 2,542,000 shares. As of December 31, 2021, the Company had approximately 1,168,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted the 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan and in February 2021, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 600,000 shares of its common stock for issuance under the plan. In September 2021 and December 2021, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of common stock and an additional 1,000,000 shares of common stock, respectively, for issuance under the plan. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. As of December 31, 2021, the Company had approximately 1,372,000 shares available for grant under the 2019 Inducement Plan.
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
A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of December 31, 2021, 2020 and 2019 is as follows (in thousands except weighted average exercise price):

	Years ended December 31,
	2021		2020		2019
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2020	8,928	$9.22	6,780	$10.89	5,903	$13.72
Granted	3,204	$13.03	2,630	$6.10	1,610	$4.26
Exercised	(646)	$2.80	(109)	$2.89	(80)	$2.66
Expired or forfeited	(625)	$8.87	(373)	$19.49	(653)	$21.16
Outstanding, December 31, 2021	10,861	$10.94	8,928	$9.22	6,780	$10.89

	Years ended December 31,
	2021	2020	2019
Options exercisable at December 31, 2021	5,584	4,462	3,317
Weighted average grant date fair value (per share) of options granted during the period	$10.53	$4.83	$3.37
As of December 31, 2021, there were approximately 10,386,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $10.98 per option; the weighted-average remaining contractual life of these options was 7.4 years; and the aggregate intrinsic value of these options was approximately $88.8 million. A summary of the stock options outstanding and exercisable as of December 31, 2021 is as

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
12. Stock-Based Compensation and Compensation Plans (Continued)
follows (in thousands except exercise prices and weighted average exercise price):

		December 31, 2021
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.20-$2.96	2,286	6.3	$2.39	2,081	$2.49
$2.97-$4.88	1,917	6.9	$4.07	1,447	$4.16
$4.89-$8.07	2,749	8.7	$6.66	801	$6.35
$8.08-$15.00	2,079	9.3	$13.38	136	$10.33
$15.01-$73.22	1,830	5.6	$32.49	1,119	$42.69
	10,861	7.4	$10.94	5,584	$11.72

Aggregate Intrinsic Value	$88,821			$56,986
Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the years ended December 31, 2021, 2020 and 2019, respectively, were as follows:

	Years ended December 31,
	2021	2020	2019
Cash proceeds from options exercised	$1,808	$314	$192
Aggregate intrinsic value of options exercised	$4,997	$393	$135
In connection with stock option awards granted to employees, non-employees directors and certain other individuals, the Company recognized approximately $6.5 million, $4.7 million and $5.9 million in share-based compensation expense during the years ended December 31, 2021, 2020 and 2019, respectively, net of expected forfeitures. As of December 31, 2021, there were approximately $37.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 3.4 years.
The following table presents a summary of the Company's outstanding RSU awards granted as of December 31, 2021 (in thousands except weighted average grant-date fair value)

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2020	1,958	$6.95
Awarded	1,274	$13.07
Vested	(711)	$5.03
Expired or forfeited	(275)	$17.50
Outstanding, December 31, 2021	2,246	$9.82

As of December 31, 2021, there were approximately 2,044,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $9.82 per share; and the aggregate intrinsic value of these RSUs was approximately $34.2 million.

In connection with RSUs granted to employees, non-employees directors and certain other individuals, the Company recognized approximately $4.6 million, $3.3 million and $3.0 million in share-based compensation expense during the years ended December 31, 2021, 2020 and 2019, respectively, net of expected forfeitures. As of December 31, 2021, there was approximately $18.8 million of unrecognized compensation costs, net of estimated forfeitures, related to RSU grants, which are

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
12. Stock-Based Compensation and Compensation Plans (Continued)
expected to be recognized over a remaining weighted average period of 3.2 years. The total fair value of the RSUs that vested during the year ended December 31, 2021 was $3.7 million.

In connection with the ESPP made available to employees, the Company recognized approximately $0.2 million and $0.1 million of share-based compensation expense during the years ended December 31, 2021 and December 31, 2020, respectively, net of expected forfeitures. As of December 31, 2021, there was a de minimis amount of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.2 years. There were 51,951 and 76,402 shares of common stock issued under the ESPP during the year ended December 31, 2021 and 2020, respectively. Cash proceeds from ESPP purchases were approximately $0.3 million and $0.1 million during the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 753,410 shares were available for future purchases under the ESPP.

13. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company's matching contributions to employees totaled approximately $0.6 million, $0.3 million and $0.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.