Form 10-Q
period 2022-03-31
IVERIC bio, Inc.
filed 2022-05-04
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36080
IVERIC bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8185347
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

8 Sylvan Way		07054
Parsippany,	NJ	(Zip Code)
(Address of principal executive offices)
(609) 474-6755
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of May 2, 2022 there were 116,419,234 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the potential benefits of our business plan and strategy, including our goal to deliver treatment options for various stages of age-related macular degeneration (AMD);
•our expectations regarding the impact of results from GATHER1, our completed Phase 3 clinical trial evaluating Zimura for the treatment of Geographic Atrophy (GA) secondary to AMD, on our business and regulatory strategy, including our plans to pursue development of Zimura in intermediate AMD, and our plans to evaluate, and the potential significance of, the cases of choroidal neovascularization (CNV) in this trial and other clinical trials of Zimura that we are conducting or may conduct;
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
•the actual and expected effects of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and related response measures on our business and operations, including the timing, costs, conduct and outcome of our research and development programs, our supply chain, the work of our third-party vendors and collaborators, the work and well-being of our employees, and our financial position;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the Summary of Principal Risk Factors” below and the risk factors detailed further in Item 1A, “Risk Factors”, of Part II of this report, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, licenses, dispositions, joint ventures or investments we may make.
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

8.The results of the GATHER2 trial may not replicate the results of the GATHER1 trial. We may discover safety issues with our product candidates due to known and currently unknown factors, which could hamper their further development.

9.Regulatory authorities, including the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may disagree with the design of or our analyses or conclusions from our clinical trials of Zimura in GA or our planned development pathway for Zimura in intermediate AMD. Since receipt of the 12-month results from GATHER1, we have not had any formal interactions with the EMA regarding our planned regulatory pathway for Zimura in GA and the EMA and other regulatory authorities may disagree with the requirements of the FDA. We may need to conduct additional clinical trials or nonclinical studies for Zimura in order to obtain marketing approval.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Condensed Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$191,867	$261,447
Available for sale securities	153,796	120,302
Prepaid expenses and other current assets	5,304	5,739
Income tax receivable	—	—
Total current assets	350,967	387,488
Property and equipment, net	443	348
Right-of-use asset, net	1,295	1,522
Other assets	—	—
Total assets	$352,705	$389,358
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$12,917	$14,403
Accounts payable and accrued expenses	5,294	12,856
Lease liability	955	952
Total current liabilities	19,166	28,211
Lease liability, non-current	385	619
Total liabilities	19,551	28,830
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—$0.001 par value, 200,000,000 shares authorized, 115,973,952 and 115,277,012 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	116	115
Additional paid-in capital	1,047,563	1,040,098
Accumulated deficit	(714,131)	(679,595)
Accumulated other comprehensive income	(394)	(90)
Total stockholders' equity	333,154	360,528
Total liabilities and stockholders' equity	$352,705	$389,358

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$22,557	$18,549
General and administrative	12,113	8,322
Total operating expenses	34,670	26,871
Loss from operations	(34,670)	(26,871)
Interest income	133	77
Other expense, net	1	(1)
Loss before income tax benefit	(34,536)	(26,795)
Income tax benefit	—	—
Net loss	$(34,536)	$(26,795)
Comprehensive loss	$(34,840)	$(26,796)
Net loss per common share:
Basic and diluted	$(0.29)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	118,755	93,311

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	115,277	$115	$1,040,098	$(679,595)	$(90)	$360,528
Issuance of common stock under employee stock compensation plans	—	—	697	1	2,079	—	—	2,080
Share-based compensation	—	—	—	—	5,386	—	—	5,386
Net loss	—	—	—	—	—	(34,536)	—	(34,536)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(304)	(304)
Balance at March 31, 2022	—	$—	115,974	$116	$1,047,563	$(714,131)	$(394)	$333,154

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	90,121	$90	$756,543	$(565,073)	$3	$191,563
Issuance of common stock under employee stock compensation plans	—	—	49	—	129	—	—	129
Share-based compensation	—	—	—	—	2,292	—	—	2,292
Net loss	—	—	—	—	—	(26,795)	—	(26,795)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	—	$—	90,170	$90	$758,964	$(591,868)	$2	$167,188

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(34,536)	$(26,795)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	21	13
Amortization of premium and discounts on investment securities	300	395
Share-based compensation	5,386	2,292
Changes in operating assets and liabilities:
Prepaid expense and other assets	435	(516)
Accrued interest receivable	(66)	122
Accrued research and development expenses	(1,486)	848
Accounts payable and accrued expenses	(7,562)	(5,816)
Change in working capital	(4)	—
Net cash used in operating activities	(37,512)	(29,457)
Investing Activities
Purchase of marketable securities	(48,897)	(26,710)
Purchase of property and equipment	(116)	—
Maturities of marketable securities	14,865	19,000
Net cash used in investing activities	(34,148)	(7,710)
Financing Activities
Proceeds from employee stock plan purchases	2,080	129
Net cash provided by financing activities	2,080	129
Net increase (decrease) in cash and cash equivalents	(69,580)	(37,038)
Cash and cash equivalents
Beginning of period	261,447	66,373
End of period	$191,867	$29,335

   The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
(in thousands, except per share data)
1. Business
Description of Business and Organization
IVERIC bio, Inc. (“the Company” or “IVERIC”) is a science-driven biopharmaceutical company focused on the discovery and development of novel treatments for retinal diseases with significant unmet medical needs. The Company is committed to having a positive impact on patients’ lives by delivering high-quality, safe and effective treatments designed to address debilitating retina diseases, including earlier stages of age-related macular degeneration (“AMD”).
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

In July 2021, the Company completed patient enrollment for GATHER2, its Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. The Company has also received a written agreement from the U.S. Food and Drug Administration (“FDA”) under a Special Protocol Assessment for the overall design of GATHER2. The Company expects topline data from the GATHER2 trial to become available during the third quarter of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis.

In addition to Zimura, the Company is developing its preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein (“HtrA1”) inhibitor, for GA secondary to AMD and potentially other age-related retinal diseases. Based on current timelines, the Company expects to submit an investigational new drug application for IC-500 to the FDA in mid-2023.

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

As the Company focuses its efforts on and prioritizes the development and potential commercialization of Zimura, it has been considering its development options for IC-100 and IC-200, which the Company has been developing for RHO-adRP and BEST1-related IRDs, respectively. It currently plans to seek a collaborator for the future development and potential commercialization of these product candidates.

2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022.
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
The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reportable segment.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company's Condensed Unaudited Consolidated Balance Sheets and the amount of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, accounting for research and development costs, accounting for share-based compensation and accounting for income taxes. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Condensed Unaudited Consolidated Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.
Available for Sale Securities
The Company considers debt securities with original maturities of greater than 90 days to be available for sale securities. Available for sale securities with original maturities of greater than one year are recorded as non-current assets. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within other comprehensive income.
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

Leases
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, it recognizes a right-of-use (“ROU”) asset and operating lease liability on the Company's Condensed Unaudited Consolidated Balance Sheet. ROU lease assets represent the Company's right to use the underlying asset for the lease term and the lease obligation represents the Company's commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit discount rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all office lease agreements the Company combines lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the Company's Condensed Unaudited Consolidated Balance Sheet.
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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Expected common stock price volatility	101%	113%
Risk-free interest rate	1.38%-1.63%	0.39%-0.96%
Expected term of options (years)	5.2	5.3
Expected dividend yield	—	—
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
3. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of March 31, 2022 and 2021, the Company had 3,164,280 pre-funded warrants outstanding, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Basic and diluted net loss per common share calculation:
Net loss	$(34,536)	$(26,795)
Weighted average common shares outstanding - basic and dilutive	118,755	93,311
Net loss per share of common stock - basic and diluted	$(0.29)	$(0.29)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options outstanding	10,470	9,178
Restricted stock units	2,200	2,038
Total	12,670	11,216
4. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of approximately $191.9 million and $261.4 million, respectively. Cash and cash equivalents included cash of $9.9 million at March 31, 2022 and $9.9 million at December 31, 2021. Cash and cash equivalents at March 31, 2022 and December 31, 2021 included $181.9 million and $251.5 million, respectively, of investments in money market funds.
The Company considers debt securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. As of March 31, 2022 and December 31, 2021, the Company held available for sale securities of $153.8 million and $120.3 million, respectively, all of which have maturities of less than one year.
The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. The Company has determined that there were no credit losses in fair value of its investments as of March 31, 2022. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
The Company classifies these securities as available for sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.
The Company believes that its existing cash, cash equivalents and available for sale securities as of March 31, 2022 will be sufficient to fund its currently planned capital expenditure requirements and operating expenses for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$36,194	$—	$(164)	$36,030
Corporate debt securities	100,383	—	(173)	100,210
Asset-backed securities	13,567	—	(52)	13,515
Supranational securities	4,046	—	(5)	4,041
Total	$154,190	$—	$(394)	$153,796

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,201	$—	$(16)	$18,185
Corporate debt securities	82,138	—	(57)	82,081
Asset-backed securities	16,009	—	(14)	15,995
Supranational securities	4,044	—	(3)	4,041
Total	$120,392	$—	$(90)	$120,302
The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains (losses) are reported within other comprehensive income in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income associated with the unrealized gain on available for sale securities during the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Three months ended March 31,
	2022	2021
Beginning balance	$(90)	$3
Current period changes in fair value before reclassifications, net of tax	(304)	(1)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Total other comprehensive loss	$(304)	$(1)
Ending balance	$(394)	$2
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$181,948	$—	$—
Investments in U.S. Treasury securities	$36,030	$—	$—
Investments in corporate debt securities	$—	$100,210	$—
Investments in asset-backed securities	$—	13,515	$—
Investments in supranational securities	$—	4,041	$—

*Investments in money market funds are reflected in cash and cash equivalents in the accompanying Condensed Unaudited Consolidated Balance Sheets.

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

*Investments in money market funds are reflected in cash and cash equivalents in the accompanying Condensed Unaudited Consolidated Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2022.
6. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the “2013 Plan”), annual increases have resulted in the addition of an aggregate of approximately 15,624,000 additional shares to the 2013 Plan, including for 2022, an increase of approximately 2,542,000 shares. As of March 31, 2022, the Company had approximately 3,717,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan, and in February 2021, September 2021 and December 2021, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 600,000 shares, an additional 1,000,000 shares and an additional 1,000,000 shares, respectively, of its common stock for issuance under the plan. As of March 31, 2022, the Company had approximately 1,121,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	$3,323	$1,469
Restricted stock units	2,005	792
Employee stock purchase plan	58	31
Total	$5,386	$2,292

The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$2,661	$1,343
General and administrative	2,725	949
Total	$5,386	$2,292
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of March 31, 2022 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2021	10,861	$10.94
Granted	352	$16.13
Exercised	(651)	$2.85
Forfeited	(92)	$9.58
Outstanding, March 31, 2022	10,470	$11.63
Vested and exercisable, March 31, 2022	5,248	$12.43
Vested and expected to vest, March 31, 2022	10,052	$11.67
As of March 31, 2022, there were approximately $38.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 3.2 years.
RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of March 31, 2022 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2021	2,246	$9.82
Awarded	22	$15.02
Vested	(31)	$6.33
Forfeited	(37)	$10.52
Outstanding, March 31, 2022	2,200	$9.91
Outstanding, expected to vest	2,024	$9.91
As of March 31, 2022, there were approximately $16.9 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 3.0 years.
ESPP
As of March 31, 2022, there were 738,315 shares available for future purchases under the ESPP. There were 15,095 and 24,422 shares issued under the ESPP during the three months ended March 31, 2022 and 2021, respectively. Cash proceeds from ESPP purchases were $184 thousand and $121 thousand during the three months ended March 31, 2022 and 2021, respectively.

7. Commitments and Contingencies
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. IVERIC bio, Inc., et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. IVERIC bio, Inc., et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September

18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. On August 11, 2020, the defendants filed a notice of non-opposition to lead plaintiff's motion for class certification. On April 23, 2021, the court issued an order staying the action until July 1, 2021, 10 days after a mediation scheduled for June 21, 2021. On July 1, 2021, following the June 21, 2021 mediation, the parties notified the court that they had reached an agreement in principle to settle the class action. On September 8, 2021, the parties executed a settlement agreement and submitted the agreement to the court for approval. Under the terms of the settlement agreement, the Company agreed to pay $29 million, which includes the attorneys' fees and costs and expenses for the plaintiffs' counsel. On March 17, 2022, the court provided a preliminary approval of the settlement. In April 2022, the Company’s insurance carriers paid the full amount of the settlement directly to the plaintiffs’ escrow account. The Company does not expect this settlement, if granted final approval in its current form, to have a material impact on its financial condition.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's Board of Directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied its motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee (“SLC”) of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the SLC conducts its investigation.  On May 4, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. By agreement of the parties, the court has since extended the stay through June 26, 2021. The Company also entered into tolling agreements with the defendant directors to December 2022. On October 18, 2021, the parties notified the court overseeing the Pacheco matter that they had reached an agreement in principle to settle the action. On January 27, 2022, the parties executed a settlement agreement, which has been submitted to the court for approval.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. This discussion and analysis should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
In July 2021, we completed patient enrollment for GATHER2, our Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We also received a written agreement from the U.S. Food and Drug Administration, or the FDA, under a Special Protocol Assessment, or SPA, for the overall design of GATHER2. We expect topline data from the GATHER2 trial to become available during the third quarter of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis.
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
Therapeutic Development Programs
Zimura
Zimura, our complement C5 inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity. The following are brief descriptions of our clinical development programs for Zimura, our manufacturing activities for Zimura and our lifecycle management initiatives for Zimura.
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
Trial Progress
In July 2021, we completed patient enrollment in GATHER2, four months ahead of our original schedule. We expect 12-month top-line data from this trial to become available during the third quarter of 2022, approximately one year after the enrollment of the last patient plus the time needed for database lock and analysis. If the 12-month results are positive, we plan to submit a new drug application to the FDA and a marketing authorization application to the EMA for marketing approval of Zimura for GA.
We are focusing on patient retention and continue to closely monitor the COVID-19 pandemic and its potential effect on the trial. We are targeting and remain on track for patient retention for the trial, as measured by the injection fidelity rate through month 12, of greater than 90%. The 12-month injection fidelity rate for our previously completed GATHER1 trial was 87%. The injection fidelity rate is calculated by dividing the total number of actual injections for all patients by the total number of expected injections based on the total number of patients enrolled in the trial. In addition, more than 94% of the scheduled first-year visits in the GATHER2 trial, which consists of all study visits up to and including the timepoint for assessing the primary efficacy endpoint, have been completed or elapsed.
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
Retrospective Review of Cases of Choroidal Neovascularization in the GATHER1 Trial: Exudative MNV vs. non-Exudative MNV
In collaboration with an independent reading center, we recently completed a retrospective review of the cases of choroidal neovascularization, or CNV, in the Zimura 2 mg group (n=67) from our completed GATHER1 trial. As previously reported, the incidence of investigator reported CNV in the study eye in the Zimura 2 mg group in the GATHER1 clinical trial was six (6) patients (9.0%) at 12 months and eight (8) patients (11.9%) at 18 months.

The retrospective review was performed by the Center for Ocular Research and Evaluation (CORE) at Cole Eye Institute of the Cleveland Clinic, or the Reading Center. As part of the retrospective review, the Reading Center read optical coherence tomography, or OCT, images for the eight (8) patients in the Zimura 2 mg group who developed CNV in the study eye. OCT is an ultra-high resolution imaging technology commonly used to visualize the retinal tissue. OCT is capable of rendering images in multiple dimensions and from multiple perspectives, including a cross-sectional view of the retina showing clearly defined layers of retinal tissue. OCT is the dominant imaging modality used by retinal specialists in the United States to diagnose, treat and follow patients with CNV.

OCT images were read to determine the number of CNV cases that were (1) macular neovascularization, or MNV, (versus peripapillary neovascularization, where the neovascularization is located around the optic nerve and not encroaching on the macula) and (2) exudative MNV (versus non-exudative MNV). The Reading Center classifies cases of MNV as exudative or non-exudative based on the following OCT criteria:

•Exudative MNV, or eMNV, is MNV that presents with new onset fluid in either the subretinal space or the intraretinal space. The subretinal space is the area on OCT between the retinal pigment epithelium, or RPE, and photoreceptor cells. The intraretinal space is the area on OCT containing the photoreceptors and other neurosensory cells of the retina.

•Non-exudative MNV, or neMNV, is neovascularization located in the macula but which does not present with new onset fluid in the subretinal or intraretinal spaces. In some cases, isolated fluid may be present in the sub-RPE space, which is the area between the RPE and Bruch's membrane, a layer of tissue directly beneath the RPE separating the RPE from the choroid. A case is also considered to be neMNV when the MNV may not be visible but both a double-layer sign and sub-RPE fluid are present. A double-layer sign is characterized by a shallow elevation of the RPE typically caused by the accumulation of fluid or debris in the sub-RPE space.

The table below summarizes the cases of eMNV and neMNV among GATHER1 patients with CNV in the Zimura 2 mg group at the 12-month and 18-month timepoints:

CNV cases among the Zimura 2 mg group (n=67) in the GATHER1 trial

Timepoint	eMNV (%)	neMNV (%)	Total CNV
Month 12	4 (6.0%)	2 (3.0%)	6 (9.0%)
Month 18	6 (9.0%)	2 (3.0%)	8 (11.9%)

The Reading Center also reviewed the baseline OCT images for all eight (8) patients looking for the presence of a double-layer sign at baseline. A study published in 2019 in the peer-reviewed journal Ophthalmology Retina found that the presence of a double-layer sign is correlated with the presence or development of neMNV in eyes with AMD, and clinical experience has shown that this type of neMNV often progresses to eMNV. Based on scientific literature and clinical understanding among the retinal community, we believe the presence of a double-layer sign on OCT may be a useful biomarker to predict the future onset of cases of eMNV.

In this retrospective review, the Reading Center found that among the six (6) GATHER1 patients who developed eMNV over 18 months, five (5) of those patients had a double-layer sign at baseline. The Reading Center also found that neither of the two GATHER1 patients who had neMNV at the 12-month and 18-month timepoints had a double-layer sign at baseline.

For this retrospective review, OCT images were graded at the Reading Center by two masked, independent readers, with the gradings confirmed by two additional masked, independent senior readers. All OCT gradings for these patients were consistent among all readers. All of the readers remained masked to treatment condition throughout the review.
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
We expect the intermediate AMD trial will be an international, randomized, double-masked, sham-controlled, multi-center trial with approximately 200 patients per treatment group. We expect to treat and follow patients for 24 months. We are currently evaluating other aspects of the design of this trial, including patient inclusion criteria and primary efficacy endpoints. Before initiating this trial, we plan to obtain feedback from the FDA and other regulatory authorities on our plans for this trial and our development strategy in this indication. Based on current timelines and subject to regulatory review, we expect to initiate this trial during the fourth quarter of 2022.
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
We order the polyethylene glycol, or PEG, starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are continuing discussions regarding a long-term supply agreement with this manufacturer for the PEG starting material. We believe this supplier has the capacity to supply us with the PEG at the scale that we will need for commercial manufacturing.
Zimura Lifecycle Initiatives
We continue to pursue various lifecycle management initiatives for Zimura. We are exploring multiple sustained release delivery technologies for Zimura, including analyzing and evaluating the resulting formulations of the technologies with Zimura. If any of the resulting formulations are promising, we may pursue long-term development collaborations with the selected technologies.
We continue to prosecute patents and patent applications for Zimura in the United States and various other jurisdictions across the world. In March 2022, the United States Patent and Trademark Office issued a patent with claims covering methods of using Zimura to treat GA. Subject to any patent term adjustments or extensions that we may obtain, we expect this patent to expire in 2034.
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
Recent Impact of COVID-19 and the Ongoing Military Conflict in Ukraine
The COVID-19 pandemic and other recent macro-economic events, such as the military action taken by Russia against Ukraine, and governmental responses to those events have affected the world economy in various ways, including causing delays and challenges to the global supply chain and the work and operations of many manufacturers and service providers. We rely heavily on third-party contract manufacturing organizations, contract research organizations and other vendors to support our clinical trials, manufacturing activities and other business operations. We describe below some of the recent impacts of these macro-economic events on our business and operations.

Recent Impact of COVID-19

Over the past year, the pharmaceutical industry and the contract manufacturing organizations and suppliers supporting the industry as a whole have been impacted by the global supply chain disruptions in wake of the COVID-19 pandemic. Over the past few months, several of our vendors also experienced high levels of absenteeism in their workforce as a result of the Omicron variant and scaled back their operations. We recently learned that several of our contract manufacturing organizations have been experiencing difficulty with procuring certain consumable materials as a result of the ongoing COVID-19 pandemic and the Omicron variant, which has caused a slight delay to our planned manufacturing timelines for Zimura. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials and we do not believe our overall timelines for Zimura have been materially impacted as a result of supply chain issues affecting our contract manufacturers. The impact of the COVID-19 pandemic and future variants on our operations remain uncertain and we are continuing to monitor the situation closely.
We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2022. For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Management's Discussion and Analysis of Results of Operations and Financial Position and the Risk Factors contained in this Quarterly Report on Form 10-Q.
Impact of Russia’s Military Action in Ukraine
The military conflict in Ukraine, which began in February 2022 and is ongoing, has affected the world economy, including global supply chains, prices for materials and the financial markets. To date, we do not believe the military conflict and governmental actions in response, including sanctions imposed by the United States and other governments, have had a material impact on our financial position or results of operations. Although we have no clinical trial sites or other operations in Ukraine, we have a number of clinical trial sites for our GATHER2 trial located in several other countries in Eastern Europe. To date, the military conflict in Ukraine has not had any material impact on patient retention in our clinical trials. We also believe we have adequate supply of drug product for our clinical trial sites in Eastern Europe for our expected needs. We continue to monitor the situation closely.
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
For information about our follow-on public offerings that we completed in July 2021 and October 2021, please see the Liquidity and Capital Resources section of Management' s Discussion and Analysis of Financial Condition and Results of Operations. We expect to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals. However, we do not currently plan to offer equity or equity-linked securities for capital-raising purposes in advance of topline data for the GATHER2 trial becoming available.
Financial Matters
As of March 31, 2022, we had cash, cash equivalents and available-for-sale securities of $345.7 million. We estimate that our year-end 2022 cash, cash equivalents and available-for-sale securities will range between $215 million and $225 million. We also estimate that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura in GA and STGD1 and the initiation of an intermediate AMD clinical trial, preparation and potential filing of an NDA and a MAA for Zimura in GA, continuing preparations for a potential commercial launch of Zimura in GA, investing in sustained release delivery technologies for Zimura, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of Zimura, such as sales force expenses, any additional expenditures related to potentially studying Zimura in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Zimura	$14,169	$10,702
IC-500: HtrA1	695	387
IC-100: RHO-adRP	(320)	553
IC-200: BEST1	(298)	1,311
Other gene therapy	40	10
Personnel-related	5,512	4,096
Share-based compensation	2,661	1,343
Other	98	147
Total	$22,557	$18,549
As we continue our ongoing clinical trials, plan for and initiate clinical development of Zimura in intermediate AMD and continue our ongoing and planned manufacturing activities for Zimura, we expect our research and development expenses for Zimura to increase. We expect our research and development expenses for IC-500 to increase as we continue preclinical development. We expect our research and development expenses for IC-100 and IC-200 to be de minimis for the foreseeable near future. We expect our research and development expenses for our minigene research programs to remain largely unchanged as we continue those programs as currently planned. Our research and development expenses may increase if we in-license or acquire any new product candidates or technologies or if we commence any new development programs.
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
We expect to incur additional general and administrative expenses as we continue preparing for the potential commercialization of Zimura.
Interest Income
We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, investment-grade corporate debt securities, asset-backed securities, and debt instruments issued by foreign governments, which generate a nominal amount of interest income.
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

Results of Operations
Comparison of Three Month Periods Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$22,557	$18,549	$4,008
General and administrative	12,113	8,322	3,791
Total operating expenses	34,670	26,871	7,799
Loss from operations	(34,670)	(26,871)	7,799
Interest income	133	77	56
Other expense, net	1	(1)	(2)
Loss before income tax benefit	(34,536)	(26,795)	7,741
Income tax benefit	—	—	—
Net loss	$(34,536)	$(26,795)	$7,741
Research and Development Expenses
Our research and development expenses were $22.6 million for the three months ended March 31, 2022, an increase of $4.0 million compared to $18.5 million for the three months ended March 31, 2021. The increase in research and development expenses for the three months ended March 31, 2022 was primarily due to a $3.5 million increase in costs associated with Zimura and a $2.7 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. The increased costs for Zimura were primarily due to the ongoing progress and the commencement of patient recruitment activities for our GATHER2 trial and increased manufacturing activities. The increase in research and development expenses was partially offset by a $0.9 million decrease in costs associated with IC-100 and a $1.6 million decrease in costs associated with IC-200. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $12.1 million for the three months ended March 31, 2022, an increase of $3.8 million compared to $8.3 million for the three months ended March 31, 2021. The increase in general and administration expenses for the three months ended March 31, 2022 was primarily due to increases in personnel costs, including share-based compensation associated with preparations for potential commercial launch of Zimura in GA.
Interest Income
Interest income for the three months ended March 31, 2022 was $133 thousand compared to interest income of $77 thousand for the three months ended March 31, 2021. The increase in interest income for the three months ended March 31, 2022 was primarily due to an increase in our cash, cash equivalents and marketable securities average balances.
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
Cash Flows
As of March 31, 2022, we had cash, cash equivalents and available for sale securities totaling $345.6 million and no debt. We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, certain asset-backed securities and certain investment-grade corporate debt securities.
The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(37,512)	$(29,457)
Investing Activities	(34,148)	(7,710)
Financing Activities	2,080	129
Net change in cash and cash equivalents	$(69,580)	$(37,038)
Cash Flows from Operating Activities
Net cash used in operating activities in the three months ended March 31, 2022 and 2021 related primarily to net cash used to fund our Zimura clinical trials and manufacturing activities, our preclinical development of IC-500, IC-100 and IC-200, our gene therapy research programs and to support our general and administrative operations.
See “—Funding Requirements” below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $34.1 million, and $7.7 million for the three months ended March 31, 2021, which related to the purchases and maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2022 and $0.1 million for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 consisted primarily of proceeds related to stock option exercises and purchases made under our employee stock purchase plan.
Funding Requirements
Zimura is in clinical development, IC-500 is in preclinical development, and we are advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including sustained release delivery technologies for Zimura and any promising product candidates that emerge from our gene therapy research programs. We plan to find a collaborator for the future development and potential commercialization of IC-100 and IC-200; if we are not successful in finding a collaborator, we may need to continue the development of one or both of those product candidates by ourselves, which would increase our research and development expenses. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We expect to start incurring these expenses as we prepare for the potential commercialization of Zimura. We are party to agreements with Archemix with respect to Zimura, the former equityholders of Inception 4 with respect to IC-500, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn, with respect to IC-100 and IC-200, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
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
As of March 31, 2022, we had cash, cash equivalents and available-for-sale securities of $345.7 million. We estimate that our year-end 2022 cash, cash equivalents and available-for-sale securities will range between $215 million and $225 million. We also estimate that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura in GA and STGD1 and the initiation of an intermediate AMD clinical trial, preparation and potential filing of an NDA and a MAA for Zimura in GA, continuing preparations for a potential commercial launch of Zimura in GA, investing in sustained release delivery technologies for Zimura, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of Zimura, such as sales force expenses, any additional expenditures related to potentially studying Zimura in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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
•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including a potential collaboration for the further development and potential commercialization of Zimura in one or more territories outside the United States and a collaboration for the further development and potential commercialization of IC-100 and IC-200;
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
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and other macro-economic events, such as the ongoing military conflict in Ukraine, and governmental responses to those events have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $162.6 million in net proceeds in an underwritten public offering of our common stock in October 2021, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our gene therapy research programs, or our future commercialization efforts.
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

Contractual Obligations and Commitments
As disclosed in “Note 7 — Commitments and Contingencies” in the notes to the financial statements filed with this Quarterly Report on Form 10-Q, we have exposure for certain commitments and contingencies.
We also have letter agreements with certain employees that require the funding of a specific level of payments if certain events, such as a termination of employment in connection with a change in control or termination of employment by the employee for good reason or by us without cause, occur. For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2022 annual meeting of stockholders, as filed with the SEC on March 30, 2022.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available for sale securities of $345.6 million as of March 31, 2022, consisting of cash and investments in money market funds, U. S. Treasury securities, corporate debt securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CDMOs, CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2022, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
Descriptions of legal proceedings are set forth in “Note 7-Commitments and Contingencies” in the notes to the financial statements filed with this Quarterly Report on Form 10-Q.
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

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, and our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021 and October 2021. As of March 31, 2022, we had an accumulated deficit of $714.1 million. Our net loss was $34.8 million for the three months ended March 31, 2022 and we expect to continue to incur significant operating losses for the foreseeable future.
Zimura is in clinical development, IC-500 is in preclinical development, and we are advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including sustained release delivery technologies for Zimura and any promising product candidates that emerge from our gene therapy research programs. We plan to find a collaborator for the future development and potential commercialization of IC-100 and IC-200; if we are not successful in finding a collaborator, we may need to continue the development of one or both of those product candidates by ourselves, which would increase our research and development expenses. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We expect to start incurring these expenses as we prepare for the potential commercialization of Zimura. We are party to agreements with Archemix with respect to Zimura, the former equityholders of Inception 4 with respect to IC-500, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn, with respect to IC-100 and IC-200, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
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
As of March 31, 2022, we had cash, cash equivalents and available-for-sale securities of $345.7 million. We estimate that our year-end 2022 cash, cash equivalents and available-for-sale securities will range between $215 million and $225 million. We also estimate that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our planned capital expenditure requirements and operating expenses through at least mid-2024. These estimates are based on our current business plan, which includes the continuation of our ongoing clinical development programs for Zimura in GA and STGD1 and the initiation of an intermediate AMD clinical trial, preparation and potential filing of an NDA and a MAA for Zimura in GA, continuing preparations for a potential commercial launch of Zimura in GA, investing in sustained release delivery technologies for Zimura, and the advancement of our IC-500 development program. Excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of Zimura, such as sales force expenses, any additional expenditures related to potentially studying Zimura in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including a potential collaboration for the further development and potential commercialization of Zimura in one or more territories outside the United States and a collaboration for the further development and potential commercialization of IC-100 and IC-200;
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
We do not have any committed external source of funds. Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and other macro-economic events, such as the ongoing military conflict in Ukraine, and governmental responses to those events have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $162.6 million in net proceeds in an underwritten public offering of our common stock in October 2021, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our gene therapy research programs, or our future commercialization efforts.
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
•Third-Party Collaborators and Vendors. Many of our third-party contract manufacturers, academic research collaborators and contract research organizations limited their operations and staff during the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our minigene research programs. Over the past year, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. In addition, over the past few months, several of our vendors experienced high levels of absenteeism of their workforce due to the Omicron variant and as a result scaled back their operations. For example, many CROs have limited slots available for preclinical studies and experienced increased absenteeism of staff in wake of the Omicron variant; these factors resulted in us securing a start date for our IND-enabling toxicology studies for IC-500 that is later than what we had originally planned. These operational and staffing limitations may cause further delays for our development and manufacturing activities. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.

•Supply Chain and Materials. Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 drug substance experienced a shortage in obtaining one of the raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation. Furthermore, in October 2021 we learned that the new manufacturer we are working with for second source supply of Zimura drug substance was experiencing issues with procuring an important raw material common to many manufacturing processes, which occurred due to supply chain interruptions and caused a slight delay to our manufacturing timelines with this contract manufacturer. We also recently learned that several of our contract manufacturing organizations were experiencing difficulty with procuring certain consumable materials as a result of the ongoing COVID-19 pandemic and the Omicron variant, which has caused a slight delay to our planned manufacturing timelines for Zimura. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials and we do not believe our overall timelines for Zimura have been materially impacted as a result of supply chain issues affecting our contract manufacturers.
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
The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Throughout the course of the pandemic thus far, many countries and regions, including many states in the United States, have experienced surges in the number of new cases, including as a result of new variants to the SARS-COV-2 virus, such as the Omicron variant and BA.2 subvariant, which have caused public health authorities to reimpose restrictive measures. In addition, although the FDA has fully approved three vaccines as well as vaccine booster shots for certain individuals, there continue to be challenges with increasing the percentage of vaccinated individuals among the general population, and the long-term safety and efficacy and ability of these vaccines to slow transmission, including against new variants of the virus, are largely unknown. In the United States and some other countries, vaccine mandates remain controversial and the reluctance of many individuals to get COVID-19 vaccines may affect the work of our vendors and other third parties providing services for us. As a result, governments may continue to deploy measures to contain the pandemic for a prolonged period of time. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants of the virus, the actions taken to contain it or lessen its impact, including the availability, effectiveness and administration of vaccines, and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
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
We and certain of our current and former executive officers were named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for our prior product candidate Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers were also named as defendants in two shareholder derivative actions initiated in August 2018 and May 2021 respectively, which generally allege that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. On September 8, 2021, the parties in the class action executed a settlement agreement, which was submitted to the court for approval on that date and was preliminarily approved by the court on March 17, 2022. In April 2022, our directors’ and officers’ liability insurance paid the full amount of the settlement, including plaintiff counsel’s fees, directly to the plaintiffs’ escrow account. The shareholder derivative actions were stayed while a special litigation committee of our board of directors, or the SLC, investigated the allegations contained in the complaints. On October 18, 2021, the parties notified the court overseeing the Pacheco matter that they had reached an agreement in principle to settle the action. On January 27, 2022, the parties executed a settlement agreement, which has been submitted to the court for approval. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance could have a material adverse effect on our financial condition and business. In addition, the litigation, including in responding to discovery requests, caused our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation, and if the litigation remains protracted, could further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Regardless of whether these lawsuits are finally settled, additional lawsuits may be filed against us.

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

Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. The progress of our clinical trials may be dependent on macro-economic events beyond our control, such as the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine. For example, the pandemic and governmental measures instituted in response to the pandemic have caused a number of missed visits in the GATHER2 trial and may cause additional patients to miss visits or drop out of the trial, which could result in missing data from this trial. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process or for other reasons. For example, our expectations regarding the remaining clinical requirements to demonstrate the safety and efficacy of Zimura for the treatment of GA in a manner sufficient to support an application for marketing approval to the FDA are based on the Special Protocol Assessment, or SPA, we received from the FDA for the GATHER2 trial and our review of the 12-month and 18-month data from the GATHER1 trial. Our expectations regarding the minimum clinical requirements to demonstrate the safety and efficacy of Zimura for GA may change as we continue to have interactions with the FDA and potentially with the EMA and other regulatory authorities, as we conduct our GATHER2 trial, and as new regulatory or third party information, including that of our competitors, third-party clinical data or information from prospective collaborators or licensees, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.

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

In April 2022, we announced results from a retrospective analysis, based on review of OCT images, of the cases of CNV among the patients in the Zimura 2 mg arm in the GATHER1 trial. As part of this review, we made a number of hypotheses about classifying cases of CNV as exudative macular neovascularization or non-exudative macular neovascularization based on certain OCT criteria, and the clinical significance of the presence of a double-layer sign at baseline. This area is an evolving field of study among the medical community and our hypotheses may later prove to be incorrect. We also intend to perform a similar review of the cases of CNV among patients in the GATHER2 trial, and the results from that review may differ from the results we observed in this review from the GATHER1 trial.

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

The COVID-19 pandemic has caused many of our clinical trial sites and competent health authorities and ethics committees in certain countries to reduce their staff and operations. In 2020, this reduction in operations resulted in delays to the approval of and the site activation process for the GATHER2 trial in certain geographies. During late 2020 to early 2021, a number of our clinical trial sites scaled back their operations because of surges in COVID-19 cases or new lockdown measures being imposed. We expect to initiate our planned clinical trial studying Zimura in intermediate AMD during the fourth quarter of 2022 and we plan to use many of the same sites that are in the GATHER2 trial. The sites may be assisting with database lock and related activities for GATHER2 around the same time that they may be preparing for and starting up the intermediate AMD trial. If any reductions in staff and operations continue to persist at our clinical trial sites, it may affect our conduct of the ongoing GATHER2 and STAR trials and the planned intermediate AMD trial. Shortages of vaccines, personal protective equipment and other supplies for the prevention of COVID-19 and the proliferation of new variants of COVID-19 may cause our clinical trial sites to further scale back the number of staff on site and other operations, and may also cause prospective or enrolled patients to avoid clinical trial visits.

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

For our miniCEP290 program and other minigene programs, we are pursuing research using a novel approach that is largely untested and presents various scientific and regulatory risks. To date, all the data generated for our miniCEP290 and miniABCA4 programs are in mice models for LCA10 and STGD1, respectively, and we do not know whether the effect we observed with these minigenes in mice will be replicated in other animals or humans. Furthermore, minigenes result in the expression of a protein that differs from the naturally occurring protein. The protein expressed by the minigene may have physiological effects, including toxic effects, that are not yet known. Because of the novelty of minigenes, the medical community's and regulators' receptiveness to this approach remains unknown. Our research efforts may not fully elucidate all of the physiological risks associated with a particular minigene and the associated expressed protein. For these and other reasons, promising minigene candidates that emerge from our gene therapy research programs may not succeed in later stage preclinical and clinical development.

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

We order the PEG starting material used to make Zimura drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are continuing discussions regarding a long-term supply agreement with this manufacturer for the PEG starting material. However, we may not be able to agree to terms or may need to agree to unfavorable terms in order to secure adequate supply. We believe this supplier has the capacity to supply the PEG at the scale that we will need for commercial manufacturing. If this supplier is unable to supply us the PEG in line with our expectations, we believe there are a limited number of alternative suppliers for this important starting material, and if we need to use those suppliers, it could increase our costs and delay our manufacturing plans for Zimura.

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

We are working with a number of CDMOs to conduct scale up and cGMP manufacturing of the drug substance for IC-500 for early-stage clinical trials. We are working with a CDMO to conduct cGMP manufacturing and fill/finish of the drug product for IC-500 for our planned GLP toxicology studies and early-stage clinical trials. Our contract manufacturers have developed a manufacturing process for IC-500 drug substance and a formulation of this produced drug substance. However, we have only limited data showing the effect of this formulation in animals; the results of additional preclinical studies for IC-500, including the GLP toxicology studies we are planning, may require us to refine or change our manufacturing process or conduct additional formulation development activities. Manufacturing, including process development, formulation development, drug substance and drug product manufacturing, can be costly and time-consuming and our anticipated timelines for the development of IC-500 may be delayed. If we are unable to successfully manufacture and formulate IC-500 in line with our expectations, we may switch to a backup HtrA1 inhibitor or cease developing our HtrA1 inhibitor program altogether.

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
Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that AstraZeneca PLC (which acquired Alexion Pharmaceuticals, Inc. in 2021), Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics (which was recently acquired by Novartis AG), IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), MorphoSys AG, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gemini Therapeutics, Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3, for which Apellis announced top-line 12-month data from two Phase 3 clinical trials in September 2021 and 18-month data in March 2022, and Apellis stated it would file an application for marketing approval with the FDA during the second quarter of 2022. Apellis could obtain marketing approval for its product candidate in advance of when we might reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Abbvie Pharmaceuticals, Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, Lineage Cell Therapeutics, Inc., Ocugen, Inc., ONL Therapeutics, Inc., Regenerative Patch Technologies, Roche AG and Stealth BioTherapeutics Corp., are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development is Genentech's monoclonal antibody HtrA1 inhibitor, which is currently being studied in a Phase 2 clinical trial and whose results are expected to become available in 2022 or 2023.

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

Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Biden Administration, the U.S. Congress and many states. We expect that Zimura, if approved for GA, would be reimbursed in large part by Medicare Part B and therefore, these cost containment measures will likely affect our pricing and reimbursement strategies.

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

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers have limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes have affected how we work with our manufacturers and have resulted in minor delays to the progress of our manufacturing activities. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, that are essential for the manufacture of our product candidates. For example, in 2020, the COVID-19 pandemic and governmental measures in response caused a delay to the process development activities at our drug substance manufacturer for IC-500 as a result of difficulty in procuring one of the raw materials used in the manufacture of IC-500 from China. Over the past year, there have been increasing disruptions in the global supply chain for various materials, due to the effects of the COVID-19 pandemic and other reasons, and these disruptions may ultimately affect our operations. In October 2021, we learned that the new manufacturer we are working with as a second source of Zimura drug substance was experiencing issues with procuring an important raw material common to many manufacturing processes, which occurred due to supply chain interruptions and caused a slight delay to our manufacturing timelines with this contract manufacturer. We recently learned that several of our contract manufacturing organizations were experiencing difficulty with procuring certain consumable materials as a result of the ongoing COVID-19 pandemic and the Omicron variant, which has caused a slight delay to our planned manufacturing timelines for Zimura. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials and we do not believe our overall timelines for Zimura have been materially impacted as a result of supply chain issues affecting our contract manufacturers.

In addition, we and our third party manufacturers source some of the raw and starting materials used in the manufacture of our product candidates from outside the United States. We source the PEG starting material from a supplier outside the United States. Our supplier relationships could be interrupted due to international supply disruptions, including those caused by geopolitical and other issues. For example, trade disputes, trade negotiations or the imposition of tariffs between the United States and its trading partners, and other geopolitical events such as the military conflict between Russia and Ukraine and the resulting sanctions imposed by the United States and other governments and any additional future sanctions or actions in response to the military conflict or other geopolitical events, could cause delays or disruptions in our supply of starting materials for our product candidates.

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

The COVID-19 pandemic has caused our university collaborators to limit the number of staff on site and the types of activities that may be conducted in their laboratories. During 2020, Penn restricted their researchers from being on site in their laboratories and closed a number of research centers that our researchers use for data analysis, which limited their ability to analyze some of the data generated during our preclinical studies. As a result, our receipt of data and reports from some of those studies was delayed. The University of Florida, or UF, also limited staff on site in their laboratories and vector production facilities, which delayed our obtaining certain reagents and other materials used for our gene therapy programs. In addition, UMMS suspended researcher access to their laboratories and the conduct of certain animal studies and reduced the number of staff in its animal medicine department, which delayed our timelines for our miniCEP290 and miniUSH2A sponsored research programs. Shortages and governmental restrictions arising from the COVID-19 pandemic may also disrupt the ability of our academic collaborators, clinical trial sites and other contract research organizations to procure items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials, including personal protective equipment for site staff, or animals that are used for preclinical studies. For example, there have been shortages of various animals used in research studies, such as several types of monkeys, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Over the past year, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. Many CROs have limited slots available for preclinical studies and experienced increased absenteeism of staff in wake of the Omicron variant; these factors resulted in us securing a start date for our IND-enabling toxicology studies for IC-500 that is later than what we had originally planned. There is no guarantee that the COVID-19 pandemic will not further impact our third-party vendors, which could have a material impact on our research and development programs.

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

We are party to a license agreement with Archemix on which we depend for rights to Zimura. We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with UMMS for our miniCEP290 program. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. For IC-100, IC-200 and our miniCEP290 program, we are party to agreements with academic institutions, and under those agreements, we must meet certain milestones by certain timelines and if we fail to do so, we may need to expend significant amounts of money to extend those timelines or otherwise be in breach of those agreements. For example, for IC-100, those milestones include a development milestone, which we did not meet at its original deadline. We were able to successfully obtain an extension to that milestone and all subsequent milestones in the RHO-adRP License Agreement. Similarly, for IC-200, those milestones include an upcoming development milestone, which we do not currently expect to meet. If we are unable to obtain an extension to the upcoming development milestone for IC-200, meet the extended deadlines for IC-100, or any other diligence milestone timelines in our agreements with our academic licensors, the applicable licensor would have the right to terminate the license agreement on which we depend for rights to IC-100, IC-200 or our miniCEP290 program and we could lose our rights to develop and market IC-100, IC-200 or any product candidates from our miniCEP290 program, or to have a potential collaborator or licensee do so.

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

We currently rely on and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering Zimura as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2026. The recently issued U.S. patent rights covering methods of using Zimura to treat GA are expected to expire in 2034. The European patent rights covering the composition of matter of Zimura and methods of treating certain complement protein mediated disorders with Zimura are expected to expire in 2025. We expect the clinical development of, and if clinical development is successful, the process for filing and obtaining marketing approval for, Zimura to continue for at least an additional year, if not more. The patents covering Zimura may expire before the date by which we or a potential commercial partner would be able to commercialize Zimura in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch Zimura prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. If we are successful in developing a sustained release delivery technology for Zimura, we may be able to obtain patent protection for Zimura with the sustained release delivery technology beyond the current patent life for Zimura; however, obtaining the additional patent protection from these efforts or other efforts to extend the patent life of Zimura is not guaranteed. Although the patent rights under existing patent applications for IC-500, IC-100, IC-200 and our miniCEP290 program are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.

In March 2022, the USPTO issued a patent with claims covering methods of using Zimura to treat GA, which is a method-of-treatment patent. Certain of our licensed patent rights for Zimura and IC-100 are method-of-treatment patents and patent applications. Our licensed patent rights for IC-200 are method-of-treatment patent applications. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although off-label use of a product may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as our product candidates would limit our ability to generate revenue from the sale of such product candidates, if approved for commercial sale. In addition, patent laws in Europe and some other jurisdictions generally make the issuance and enforcement of patents that cover methods of treatment of the human body difficult in those jurisdictions. Further, once the composition-of-matter patents relating to Zimura or IC-100 in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as Zimura or IC-100 in that jurisdiction so long as these competitors do not infringe any of our other patents covering Zimura’s or IC-100's composition of matter or method of use or manufacture, do not violate the terms of any marketing exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as Zimura or IC-100, even if such use infringes any of our method-of-treatment patents.

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

Despite the implementation of security measures, our information technology systems are vulnerable to compromise, damage, loss or exfiltration from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, companies and other entities and individuals have been increasingly subject to a wide variety of cyber and ransomware attacks, phishing scams and other attempts to gain unauthorized access to systems and information, including through social engineering. The number and complexity of these threats continue to increase over time. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems. In particular, there have been increasing number of cyber threats and attempts by foreign hackers targeted towards U.S. pharmaceutical and biotechnology companies and vendors they work with, including as a result of the ongoing military conflict in Ukraine.

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

We are a development-stage company with a total of 124 full-time employees as of April 30, 2022. These employees support key areas of our business and operations, including commercial planning, clinical development and clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

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

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. As we conduct our GATHER2 trial and prepare for the potential filing of an NDA and an MAA for and the potential commercialization of Zimura, and continue the development of IC-500, we have been and expect we will need to continue hiring additional commercial operations, medical affairs, clinical operations, quality assurance, manufacturing, analytical, regulatory, pharmacovigilance and other personnel from this limited pool. In 2021 we hired a chief commercial officer and started hiring commercial and medical affairs personnel, and will need to continue to hire additional commercialization and medical affairs personnel. We also recently hired our first group of medical science liaisons, or MSLs. Hiring additional MSLs and other field-based personnel, and training and effectively deploying them can be time consuming, and many other companies are competing with us for the MSLs and other field-based personnel whom we may seek to hire. If we experience any challenges or delays in the hiring and integration of necessary personnel due to the COVID-19 pandemic or other reasons, it could impede our ability to finish development of, file for marketing approval for, and potentially commercialize Zimura in line with our expectations.

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

•injunctions or the imposition of civil or criminal penalties; and

•litigation.

Non-compliance with European Union or other applicable requirements regarding safety monitoring or pharmacovigilance, and with any applicable requirements related to the development of products for the pediatric population, can also result in significant penalties.

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and may also require the licensing or listing of pharmaceutical sales representatives. State and foreign laws, such as the GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from HIPAA and each other in significant ways, thus complicating compliance efforts.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

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

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement. We expect that Zimura, if approved for GA, would be reimbursed in large part by the "buy and bill" model under Medicare Part B, which requires that we report the average sale price, or ASP, for Zimura, which will affect the level of reimbursement from Medicare. The determination of ASP can be complex and uncertain.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. Following a period of false starts, the FDA announced on February 2, 2022, that it would resume domestic inspections beginning on February 7, 2022. As for foreign inspections, the FDA indicated that it would continue planned inspections in countries that have received country clearance and are within the CDC’s level 1 or level 2 COVID-19 travel recommendation. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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
Further, with respect to the operations of our third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our product candidates or products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products. There is also increasing focus from regulators and self-regulatory organizations on the environmental impact of operations and additional obligation on companies to make disclosures relating to them.
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

•general economic, industry and market conditions, such as those caused by the COVID-19 pandemic or the ongoing military conflict in Ukraine;

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

In addition, the pre-funded warrants that we issued in connection with our December 2019 and June 2020 public offerings are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders. To date, pre-funded warrants representing approximately 2.5 million shares of common stock have been exercised and as of March 31, 2022, pre-funded warrants representing 3,164,280 shares of common stock remain outstanding.

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
3.1
Restated Certificate of Incorporation of the Registrant, as amended April 16, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021)

3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643) filed with the Securities and Exchange Commission on September 9, 2013)

10.1
Amendment No. 3 to Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2022, File No. 001-36080)

10.2	*	Amendment No. 4 to Non-Employee Director Compensation Policy
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002Oxley Act of 2002
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Presentation Linkbase Document
104*		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2022 (unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the three month periods ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2022 and 2021 and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: May 4, 2022	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)