Form 10-Q
period 2022-06-30
IVERIC bio, Inc.
filed 2022-07-26
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of July 22, 2022 there were 118,077,814 shares of Common Stock, $0.001 par value per share, outstanding.

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
•our plans and expectations for initiating a clinical trial evaluating Zimura for the treatment of intermediate AMD,
•our plans for evaluating, obtaining rights to, developing and potentially commercializing new formulations of Zimura with the silica-based sustained release technology we in-licensed from DelSiTech Ltd. and other sustained release delivery technologies for Zimura;
•our plans and strategy for the potential commercialization of Zimura, including hiring of medical affairs and commercialization personnel, building a commercialization infrastructure, including sales, marketing and distribution capabilities, and our expectations regarding the market dynamics for treatments for GA and other commercial matters;
•our ability to establish and maintain capabilities and capacity for the manufacture of Zimura and our other product candidates, including scale up and validation of the manufacturing process for Zimura drug substance and drug product, and securing the supply of the polyethylene glycol (PEG) starting material and other materials for our expected manufacturing needs and securing the supply of Zimura drug product for our expected needs;
•the timing, costs, conduct and outcome of STAR, our ongoing Phase 2b screening trial evaluating Zimura for the treatment of autosomal recessive Stargardt disease, including expectations regarding the recruitment of additional patients for this trial;
•our plans and ability to consummate business development transactions, including potential collaboration opportunities for further development and potential commercialization of Zimura outside the United States and potential collaboration opportunities for further development of IC-100 and IC-200; and in-licenses or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases, including additional sustained release delivery technologies for Zimura;
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
•our estimates regarding expenses, future revenues and debt service obligations, the sufficiency of our cash resources and our capital requirements and need for, and ability to obtain, additional financing;

•our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Summary of Principal Risk Factors” below and the risk factors detailed further in Item 1A, “Risk Factors”, of Part II of this report, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, licenses, dispositions, joint ventures or investments we may make.
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

3.The covenants in our loan and security agreement with Hercules and SVB may limit and restrict from us from pursuing certain operating activities. If we are in default under that agreement, we may need to repay all existing indebtedness under that credit facility.

4.We may need additional financing in order to finish developing and start commercializing one or more of our product candidates, if approved. Securing financing may be challenging and/or dilutive to our shareholders, and if we are unable to secure financing when needed, we may need to curtail our development programs or planned commercialization activities.

5.The COVID-19 pandemic has adversely affected our business, for example, by impacting the initiation and conduct of our clinical trials, the work of our contract manufacturing organizations, contract research organizations and other vendors, and aspects of our supply chain. Because of the ongoing and fluid nature of the pandemic, it will continue to affect our business.

6.We may not be successful in developing a formulation of Zimura with the sustained release delivery technology we in-licensed from DelSiTech, or obtaining rights to and developing other sustained release delivery technologies for Zimura.

7.Drug development is inherently risky with numerous scientific, technical, regulatory and other challenges. A promising drug candidate can fail at any time and for any number of reasons.

8.We are pursuing the development of our product candidates using novel mechanisms of action targeting indications for which there are no approved products. These include, for example, complement inhibition and inhibition of High temperature requirement A serine peptidase 1 protein for GA, and complement inhibition for intermediate AMD and autosomal recessive Stargardt disease. These approaches carry numerous scientific, regulatory and other risks.

9.The results of the GATHER2 trial may not replicate the results of the GATHER1 trial. We may discover safety issues with our product candidates due to known and currently unknown factors, which could hamper their further development.

10.Regulatory authorities, including the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may disagree with the design of or our analyses or conclusions from our clinical trials of Zimura in GA or our planned development pathway for Zimura in intermediate AMD. Since receipt of the 12-month results from GATHER1, we have not had any formal interactions with the EMA regarding our planned regulatory pathway for Zimura in GA and the EMA and other regulatory authorities may disagree with the requirements of the FDA. We may need to conduct additional clinical trials or nonclinical studies for Zimura in order to obtain marketing approval.

11.Manufacturing our product candidates is technically complex, expensive and time consuming. We may face issues with scaling up and validating the manufacturing process for Zimura. We may not be able to secure adequate supply of Zimura drug product and the PEG starting material for our future needs, including potential commercial launch. Issues with manufacturing can derail the further development or commercialization of our product candidates.

12.We face substantial competition from large pharmaceutical companies, smaller biotech companies and others.

13.To commercialize any of our product candidates, if approved, we will need to set up a sales and marketing infrastructure. We are continuing to hire commercialization personnel and will need to continue building our commercial infrastructure. The success of our commercialization efforts will depend in part on the degree of acceptance of our product candidates by patients, the medical community and payors.

14.We do not have any internal manufacturing facilities and rely heavily on our third-party contract manufacturers. They may have different business priorities than we do and may fail to meet our expectations or follow regulatory requirements, including current good manufacturing practices and data integrity requirements. We may need to engage alternative manufacturers or suppliers sooner than we currently expect.

15.We rely heavily on our third-party contract research organizations as well as our clinical trial sites and academic collaborators. They may have different priorities than we do and may fail to follow regulatory requirements, including good laboratory practice, good clinical practice and other data integrity requirements.

16.We may pursue a collaboration for the further development and potential commercialization of Zimura in one or more territories outside the United States, and plan to pursue a collaboration for the further development and potential commercialization of IC-100 and IC-200. For any of these, we may not be able to enter into a collaboration or out-license on favorable terms, or at all. Even if we are able to do so, the collaboration or out-license may not be successful.

17.We rely on patents to protect our proprietary position. We may not obtain the patent rights that we seek and/or we may not be able to exclude our competitors from relevant markets. We may be subject to litigation involving our patents or those of third parties.

18.We are highly dependent on our information security systems and those of third parties we work with. A cybersecurity incident may cause interruptions to the progress of our development programs and operations, financial or regulatory penalties and/or harm to our reputation.

19.We rely on a limited number of employees to conduct our operations, including supervising our outside vendors. The skills needed to advance our research and development programs and plan for commercialization of our product candidates are highly specialized. We plan to hire additional qualified personnel, including commercialization and medical affairs personnel, to support the growth of our business. Hiring these personnel and retaining existing employees may be challenging.

20.We need to satisfy numerous regulatory requirements in order to secure marketing approval and reimbursement approval, if applicable, for any of our product candidates. These requirements differ across jurisdictions. Failure to satisfy and maintain those requirements can preclude us from commercializing our products.

21.We and any commercialization partners are subject to numerous healthcare laws and regulations governing our relationships with patients, healthcare professionals and third-party payors. Failure to comply with these requirements may adversely affect our business, including as we prepare for potential commercialization of Zimura.

22.The reimbursement and payment regime for pharmaceutical products in the United States remains in flux, including as a result of the implementation of and litigation involving the Affordable Care Act. There are ongoing, and often bipartisan, efforts to reduce the prices of pharmaceutical products.
USE OF TRADEMARKS
    The trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks named in this Quarterly Report on Form 10-Q after their first reference in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Condensed Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$141,113	$261,447
Available for sale securities	170,850	120,302
Prepaid expenses and other current assets	5,259	5,739
Total current assets	317,222	387,488
Property and equipment, net	514	348
Right-of-use asset, net	2,020	1,522
Total assets	$319,756	$389,358
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$16,577	$14,403
Accounts payable and accrued expenses	8,178	12,856
Lease liability	1,724	952
Total current liabilities	26,479	28,211
Lease liability, non-current	331	619
Total liabilities	26,810	28,830
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—$0.001 par value, 200,000,000 shares authorized, 116,874,198 and 115,277,012 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	117	115
Additional paid-in capital	1,056,751	1,040,098
Accumulated deficit	(763,394)	(679,595)
Accumulated other comprehensive income	(528)	(90)
Total stockholders' equity	292,946	360,528
Total liabilities and stockholders' equity	$319,756	$389,358

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$33,647	$23,488	$56,204	$42,037
General and administrative	16,106	6,718	28,219	15,040
Total operating expenses	49,753	30,206	84,423	57,077
Loss from operations	(49,753)	(30,206)	(84,423)	(57,077)
Interest income	482	65	615	142
Other expense, net	8	(2)	9	(3)
Loss before income tax benefit	(49,263)	(30,143)	(83,799)	(56,938)
Income tax benefit	—	—	—	—
Net loss	$(49,263)	$(30,143)	$(83,799)	$(56,938)
Comprehensive loss	$(49,397)	$(30,142)	(84,237)	$(56,938)
Net loss per common share:
Basic and diluted	$(0.41)	$(0.32)	$(0.70)	$(0.61)
Weighted average common shares outstanding:
Basic and diluted	119,687	93,409	119,223	93,382

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	115,277	$115	$1,040,098	$(679,595)	$(90)	$360,528
Issuance of common stock under employee stock compensation plans	—	—	697	1	2,079	—	—	2,080
Share-based compensation	—	—	—	—	5,386	—	—	5,386
Net loss	—	—	—	—	—	(34,536)	—	(34,536)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(304)	(304)
Balance at March 31, 2022	—	$—	115,974	$116	$1,047,563	$(714,131)	$(394)	$333,154
Issuance of common stock under employee stock compensation plans	—	—	900	1	2,800	—	—	2,801
Share-based compensation	—	—	—	—	6,388	—	—	6,388
Net loss	—	—	—	—	—	(49,263)	—	(49,263)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(134)	(134)
Balance at June 30, 2022	—	$—	116,874	$117	$1,056,751	$(763,394)	$(528)	$292,946

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	90,121	$90	$756,543	$(565,073)	$3	$191,563
Issuance of common stock under employee stock compensation plans	—	—	49	—	129	—	—	129
Share-based compensation	—	—	—	—	2,292	—	—	2,292
Net loss	—	—	—	—	—	(26,795)	—	(26,795)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	—	$—	90,170	$90	$758,964	$(591,868)	$2	$167,188
Issuance of common stock under employee stock compensation plans	—	—	217	—	448	—	—	448
Share-based compensation	—	—	—	—	2,079	—	—	2,079
Net loss	—	—	—	—	—	(30,143)	—	(30,143)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	1	1
Balance at Balance at June 30, 2021	—	$—	90,387	$90	$761,491	$(622,011)	$3	$139,573

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(83,799)	$(56,938)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	45	18
Amortization of premium and discounts on investment securities	540	742
Share-based compensation	11,774	4,371
Changes in operating assets and liabilities:
Income tax receivable	—	1,765
Prepaid expense and other assets	480	990
Accrued interest receivable	57	92
Accrued research and development expenses	2,174	3,128
Accounts payable and accrued expenses	(4,678)	(4,149)
Change in working capital	(14)	73
Net cash used in operating activities	(73,421)	(49,908)
Investing Activities
Purchase of marketable securities	(96,498)	(39,314)
Purchase of property and equipment	(211)	—
Maturities of marketable securities	44,915	72,635
Net cash used in investing activities	(51,794)	33,321
Financing Activities
Proceeds from employee stock plan purchases	4,881	577
Net cash provided by financing activities	4,881	577
Net increase (decrease) in cash and cash equivalents	(120,334)	(16,010)
Cash and cash equivalents
Beginning of period	261,447	66,373
End of period	$141,113	$50,363
Supplemental disclosure of cash paid
Income tax refunds received	$—	$1,765
Supplemental disclosures of non-cash information related to investing activities
Operating right-of-use assets obtained in exchange for lease obligations	$953	$2,086

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

In July 2021, the Company completed patient enrollment for GATHER2, its Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. The Company has also received a written agreement from the U.S. Food and Drug Administration (“FDA”) under a Special Protocol Assessment for the overall design of GATHER2. The Company expects topline data from the GATHER2 trial to become available in September 2022.
The Company continues to pursue various lifecycle management programs for Zimura. In June 2022, the Company entered into a license agreement (the “DelSiTech License Agreement”) with DelSiTech Ltd. (“DelSiTech”) for a worldwide, exclusive license under specified patent rights and know-how to develop and commercialize new formulations of Zimura using DelSiTech’s silica-based sustained release technology for treating diseases of the human eye.

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

As the Company focuses its efforts on and prioritizes the development and potential commercialization of Zimura, it has been considering its development options for IC-100 and IC-200, which the Company has been developing for RHO-adRP and BEST1-related IRDs, respectively. It is currently planning to seek a collaborator for the future development and potential commercialization of these product candidates.

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
The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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

Leases
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, it recognizes a right-of-use (“ROU”) asset and operating lease liability on the Company's Condensed Unaudited Consolidated Balance Sheet. ROU lease assets represent the Company's right to use the underlying asset for the lease term and the lease obligation represents the Company's commitment to make the lease payments arising from the lease. ROU lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit discount rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all office lease agreements the Company combines lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the Company's Condensed Unaudited Consolidated Balance Sheet.
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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected common stock price volatility	76%	113%	83%	113%
Risk-free interest rate	2.53%-2.99%	0.89%-0.94%	1.38%-2.99%	0.31%-0.96%
Expected term of options (years)	4.8	5.2	4.9	5.1
Expected dividend yield	—	—	—	—
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
3. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of June 30, 2022 and 2021, the Company had 3,164,280 pre-funded warrants outstanding, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net loss per common share calculation:
Net loss	$(49,263)	$(30,143)	$(83,799)	$(56,938)
Weighted average common shares outstanding - basic and dilutive	119,687	93,409	119,223	93,382
Net loss per share of common stock - basic and diluted	$(0.41)	$(0.32)	$(0.70)	$(0.61)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options outstanding	10,546	9,233	10,546	9,233
Restricted stock units	2,215	1,953	2,215	1,953
Total	12,761	11,186	12,761	11,186
4. Licensing and Commercialization Agreements
On June 30, 2022, the Company entered into the DelSiTech License Agreement with DelSiTech. Under the DelSiTech License Agreement, DelSiTech granted the Company a worldwide, exclusive license under specified patent rights and know-how to develop, have developed, make, have made, use, offer to sell, sell, have sold, otherwise commercialize, export and import Zimura using DelSiTech’s silica-based sustained release technology for the treatment of diseases of the eye in humans (the “Licensed Product”). The Company may grant sublicenses of the licensed patent rights and know-how without DelSiTech’s consent.
The Company has agreed to pay DelSiTech, within 60 days after execution of the DelSiTech License Agreement, a €1.25 million upfront license fee, which was recognized as a research and development expense during the three months ended June 30, 2022. Under the DelSiTech License Agreement, the Company is further obligated to pay DelSiTech, up to an aggregate of €35.0 million, if the Company achieves specified clinical and development milestones with respect to the Licensed Product. In addition, the Company is also obligated to pay DelSiTech up to an aggregate of €60.0 million if the Company achieves specified commercial sales milestones with respect to worldwide net sales of the Licensed Product. Due to the uncertainty of the achievement of these milestones, the Company will account for any additional payments if and when such milestones are met.

The Company is also obligated to pay DelSiTech royalties at a low single-digit percentage of net sales of the Licensed Product. The royalties payable by the Company are subject to reduction under specified circumstances. The Company’s obligation to pay royalties under the DelSiTech License Agreement will continue on a country-by-country basis until the later of: (a) the expiration of the last-to-expire licensed patent rights covering the Licensed Product in the country of sale, or (b) expiration of all regulatory exclusivity for the Licensed Product in the country of sale. Future milestones and royalties will be recognized in their entirety when achieved.

Unless earlier terminated by the Company or DelSiTech, the DelSiTech License Agreement will expire on a country-by-country basis upon the expiration of the Company’s obligation to pay royalties to DelSiTech on net sales of the Licensed Product. Upon expiration of the DelSiTech License Agreement, the licenses granted by DelSiTech to the Company will become fully paid up and irrevocable. The Company may terminate the agreement at any time for any reason upon 60 days’ prior written notice to DelSiTech. Either party may also terminate the DelSiTech License Agreement if the other party materially breaches the DelSiTech License Agreement and does not cure such breach within a specified cure period. Following any termination of the DelSiTech License Agreement prior to expiration of the term of the DelSiTech License Agreement, all rights to the licensed patent rights and know-how that DelSiTech granted to the Company will revert to DelSiTech, subject to the Company’s right to sell off any Licensed Product in the Company’s inventory as of the effectiveness of such termination.

5. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of approximately $141.1 million and $261.4 million, respectively. Cash and cash equivalents included cash of $9.7 million at June 30, 2022 and $9.9 million at December 31, 2021. Cash and cash equivalents at June 30, 2022 and December 31, 2021 included $131.4 million and $251.5 million, respectively, of investments in money market funds.
The Company considers debt securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. As of June 30, 2022 and December 31, 2021, the Company held available for sale securities of $170.9 million and $120.3 million, respectively, all of which have maturities of less than one year.
The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. The Company has determined that there were no credit losses in fair value of its investments as of June 30, 2022. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
The Company classifies these securities as available for sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.
The Company believes that its existing cash, cash equivalents and available for sale securities as of June 30, 2022 will be sufficient to fund its currently planned capital expenditure requirements and operating expenses for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2022
	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$48,152		$—	$(290)	$47,862
Corporate debt securities	103,151	103,151	1	(178)	102,974
Asset-backed securities	20,074		—	(60)	20,014
Supranational securities	—		—	—	—
Total	$171,377		$1	$(528)	$170,850

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,201	$—	$(16)	$18,185
Corporate debt securities	82,138	—	(57)	82,081
Asset-backed securities	16,009	—	(14)	15,995
Supranational securities	4,044	—	(3)	4,041
Total	$120,392	$—	$(90)	$120,302
The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains (losses) are reported within other comprehensive income in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income associated with the unrealized gain on available for sale securities during the three months ended June 30, 2022 and 2021, respectively, were as follows:

	Three months ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
Beginning balance	$(394)	$2	$(90)	$3
Current period changes in fair value before reclassifications, net of tax	(134)	1	(438)	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—
Total other comprehensive loss	$(134)	$1	(438)	—
Ending balance	$(528)	$3	$(528)	$3
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$131,399	$—	$—
Investments in U.S. Treasury securities	$47,862	$—	$—
Investments in corporate debt securities	$—	$102,974	$—
Investments in asset-backed securities	$—	20,014	$—
Investments in supranational securities	$—	—	$—

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
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2022.

7. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the “2013 Plan”), annual increases have resulted in the addition of an aggregate of approximately 15,624,000 additional shares to the 2013 Plan, including for 2022, an increase of approximately 2,542,000 shares. As of June 30, 2022, the Company had approximately 3,507,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan, and in February 2021, September 2021, December 2021 and May 2022, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 600,000 shares, an additional 1,000,000 shares, an additional 1,000,000 shares and an additional 1,000,000 shares, respectively, of its common stock for issuance under the plan. As of June 30, 2022, the Company had approximately 1,341,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$3,750	$1,042	$7,074	$2,511
Restricted stock units	2,571	1,003	4,576	1,795
Employee stock purchase plan	67	34	124	65
Total	$6,388	$2,079	$11,774	$4,371
The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,766	$1,319	$5,427	$2,662
General and administrative	3,622	760	6,347	1,709
Total	$6,388	$2,079	$11,774	$4,371
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of June 30, 2022 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2021	10,861	$10.94
Granted	1,222	$14.79
Exercised	(1,400)	$3.31
Forfeited	(138)	$14.78
Outstanding, June 30, 2022	10,545	$12.35
Vested and exercisable, June 30, 2022	4,811	$13.21
Vested and expected to vest, June 30, 2022	10,087	$12.38
As of June 30, 2022, there were approximately $41.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 3.1 years.

RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of June 30, 2022 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2021	2,246	$9.82
Awarded	192	$12.22
Vested	(182)	$6.99
Forfeited	(41)	$10.80
Outstanding, June 30, 2022	2,215	$10.24
Outstanding, expected to vest	2,038	$10.24
As of June 30, 2022, there were approximately $16.3 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 2.8 years.
ESPP
As of June 30, 2022, there were 738,315 shares available for future purchases under the ESPP. There were no shares issued under the ESPP during the three months ended June 30, 2022 and 2021, respectively. There were 15,095 and 24,422 shares of common stock issued under the ESPP during the six months ended June 30, 2022 and 2021, respectively. Cash proceeds from ESPP purchases were $184 thousand and $121 thousand during the six months ended June 30, 2022 and 2021, respectively.
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
Zimura Sustained Release Delivery Technology - DelSiTech
Under the DelSiTech License Agreement with DelSiTech, the Company is obligated to make payments up to an aggregate of €35.0 million, if the Company achieves specified clinical and development milestones with respect to a Licensed Product. In addition, the Company is also obligated to pay DelSiTech up to an aggregate of €60.0 million if the Company achieves specified commercial sales milestones with respect to worldwide net sales of the Licensed Product. The Company is also obligated to pay DelSiTech royalties at a low single-digit percentage of net sales of the Licensed Product. The royalties payable by the Company are subject to reduction under specified circumstances.
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
IC-500 - Former Equity holders of Inception 4
Under the agreement and plan of merger between the Company and Inception 4, Inc. (“Inception 4”), pursuant to which the Company acquired IC-500 and its other HtrA1 inhibitors (the “Inception 4 Merger Agreement”), the Company is obligated to make payments to the former equity holders of Inception 4 of up to an aggregate of $105 million, subject to the terms and conditions of the Inception 4 Merger Agreement, if the Company achieves certain specified clinical and regulatory milestones with respect to IC-500 or any other product candidate from its HtrA1 inhibitor program, with $45 million of such potential payments relating to GA and $60 million of such potential payments relating to wet AMD. Under the Inception 4 Merger Agreement, the Company does not owe any commercial milestones or royalties based on net sales. The future milestone payments will be payable in the form of shares of the Company's common stock, calculated based on the price of its common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued in connection with the acquisition, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of the Company's common stock as of the close of business on the business day prior to the closing date of the Inception 4 acquisition, and will be payable in cash thereafter. The Inception 4 Merger Agreement also includes customary indemnification obligations to the former equity holders of Inception 4, including for breaches of the representations and warranties, covenants and agreements of the Company and its subsidiaries (other than Inception 4) in the Inception 4 Merger Agreement.
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. IVERIC bio, Inc., et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. IVERIC bio, Inc., et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. On August 11, 2020, the defendants filed a notice of non-opposition to lead plaintiff's motion for class certification. On April 23, 2021, the court issued an order staying the action until July 1, 2021, 10 days after a mediation scheduled for June 21, 2021. On July 1, 2021, following the June 21, 2021 mediation, the parties notified the court that they had reached an agreement in principle to settle the class action. On September 8, 2021, the parties executed a settlement agreement and submitted the agreement to the court for approval. Under the terms of the settlement agreement, the Company agreed to pay $29 million, which includes the attorneys' fees and costs and expenses for the plaintiffs' counsel. On March 17, 2022, the court provided a preliminary approval of the settlement. In April 2022, the Company’s insurance carriers paid the full amount of the settlement directly to the plaintiffs’ escrow account. A hearing to determine whether the settlement should be granted final approval is scheduled for September 8, 2022. The Company does not expect this settlement, if granted final approval in its current form, to have a material impact on its financial condition.
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
9. Operating Leases
The Company leases office space located in Cranbury, New Jersey and Parsippany, New Jersey under non-cancelable operating lease arrangements. In May 2022, the Company amended its Cranbury office space lease to extend the lease period by one year through the end of February 2024.
In addition, in June 2022 the Company amended its Parsippany office lease to include an additional portion of the premises consisting of approximately 34,836 square feet of the third floor of the building. The Parsippany lease expires at the end of August 2023.
As of June 30, 2022, the Company recognized additional right-of-use assets and lease liabilities of approximately $1.0 million, which represents the present value of its remaining lease payments using a weighted average estimated incremental borrowing rate of 8%.
For the three and six months ended June 30, 2022, lease expense was $0.2 million and $0.5 million, respectively. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2022. At June 30, 2022, the Company's operating leases had a weighted average remaining lease term of 1.2 years.

The following presents the maturity of the Company’s operating lease liabilities as of June 30, 2022:

June 30, 2022
Remainder of 2022	$902
2023	1,216
2024	11
Total remaining obligation	$2,129
Less imputed interest	(73)
Present value of lease liabilities	$2,056

10. Subsequent Events

On July 26, 2022 (the “Closing Date”), the Company and certain of its subsidiaries (the “Subsidiary Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (in such capacity, the “Agent”) and as a lender, Silicon Valley Bank (“SVB”) and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $250.0 million under multiple tranches (the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $50.0 million on the Closing Date; (ii) subject to the Company’s announcement that the GATHER2 trial evaluating Zimura in GA has achieved its protocol-specified primary endpoint and the Company has a sufficient clinical data package to support the submission of an NDA to the FDA for Zimura in GA (“Milestone 1”), a second tranche consisting of term loan advances in the aggregate principal amount of $50.0 million available at the Company’s option beginning on the date that Milestone 1 is achieved through December 15, 2022; (iii) subject to the Company’s submission of an NDA to the FDA for Zimura in GA and the FDA accepting such NDA for review (“Milestone 2”), a third tranche consisting of term loan advances in the aggregate principal amount of $25.0 million, available at the Company’s option beginning on the date that Milestone 2 is achieved through September 30, 2023; (iv) subject to FDA approval of Zimura in GA with a label generally consistent with that sought in the Company’s NDA (“Milestone 3”), a fourth tranche consisting of term loan advances in the aggregate principal amount of $75.0 million, available at the Company’s option beginning on the date that Milestone 3 is achieved and continuing through the earlier of (x) September 30, 2024 and (y) the date that is ninety (90) days after the date that Milestone 3 is achieved; and (v) subject to approval by the Lenders’ investment committee in its discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available on or before the Amortization Date (as defined below). With the exception of the first $50.0 million tranche available on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at the Company's election. The Company has agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general corporate purposes.

Notwithstanding limitations and restrictions imposed by covenants in the Loan Agreement, the Company is permitted to engage in certain specified transactions. For example, the terms of the Loan Agreement provide that the Company may issue convertible notes in an aggregate principal amount of not more than $400.0 million, provided that such notes are unsecured, have a maturity date no earlier than six months following the Maturity Date (as defined below), and meet certain other conditions. The Loan Agreement also provides that the Company may enter into royalty interest financing transactions that are subordinated to the 2022 Term Loan Facility, have a maturity date no earlier than six months following the Maturity Date, and meet certain other conditions. Following the achievement of Milestone 3, the Loan Agreement also provides for a possible additional revolving credit facility of up to $50.0 million, which will be formula-based and backed by the Company’s accounts receivables. This potential revolving credit facility is not an existing facility under the Loan Agreement, is not committed, and is subject to agreement among the Company and the Lenders. The Company may enter into non-exclusive and certain specified exclusive licensing arrangements with respect to core intellectual property and non-exclusive and exclusive licensing arrangements or otherwise transfer non-core intellectual property without the consent of the Lenders. The Company may also enter into certain permitted acquisitions, subject to a limit on total cash consideration for acquisitions consummated during specified periods. Additionally, the Company must provide the Lenders the opportunity to invest up to $10.0 million in any equity financing, subject to certain exclusions, that is broadly marketed to multiple investors and in which the Company receives net cash proceeds of $75.0 million or more in any one or series of related financings (or in the case of any such equity financing that is a registered offering, use its commercially reasonable efforts to provide such opportunity to the Lenders).

The 2022 Term Loan Facility will mature on August 1, 2027 (the “Maturity Date”). The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) (x) the lesser of the Wall Street Journal prime rate and 6.25% plus (y) 4.00% or (ii) 8.75%. The per annum Interest rate is capped at 10.25%. Accrued interest is payable monthly following the funding of each term loan. The Company may make payments of interest only, without any loan amortization payments, for a period of forty-two (42) months following the Closing Date, which period may be extended to the Maturity Date if (i) Milestone 3 has been achieved and (ii) no default or event of default exists under the Loan Agreement. At the end of the interest only period (the “Amortization Date”), the Company is required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

As collateral for the obligations under the 2022 Term Loan Facility, the Company has granted to Agent for the benefit of the Lenders a senior security interest in substantially all of its and each Subsidiary Borrower’s property, inclusive of intellectual property, with certain limited exceptions set forth in the Loan Agreement.

The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) during the period commencing on May 15, 2023 through August 14, 2024. Commencing on August 15, 2024, the Company will also be required to maintain a certain minimum amount of trailing six-month net product revenue from the sale of Zimura, tested on a quarterly basis. The revenue covenant will be waived at any time at which the Company (x) (i) maintains a market capitalization in excess of $600.0 million and (ii) maintains Qualified Cash in an amount greater than or equal to fifty percent (50%) of the outstanding 2022 Term Loan Facility at such time or (y) maintains Qualified Cash in an amount greater than or equal to ninety percent (90%) of the outstanding 2022 Term Loan Facility at such time. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the business, operations, properties, assets or financial condition of the Company and the Subsidiary Borrowers taken as a whole, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of the Closing Date, the Company was in compliance with all applicable covenants under the Loan Agreement.

In addition, the Company is required to make a final payment fee (the “End of Term Charge”) upon the earlier of (i) the Maturity Date or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the 2022 Term Loan Facility. The End of Term Charge is 4.25% of the aggregate original principal amount of the term loans repaid or prepaid under the Loan Agreement.

The Company may, at its option, prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the Closing Date, and (iii) 0.75% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the Closing Date.

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
In July 2021, we completed patient enrollment for GATHER2, our Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. We also received a written agreement from the U.S. Food and Drug Administration, or the FDA, under a Special Protocol Assessment, or SPA, for the overall design of GATHER2. We expect topline data from the GATHER2 trial to become available in September 2022.
We continue to pursue various lifecycle management programs for Zimura. In June 2022, we entered into a license agreement, or the DelSiTech License Agreement, with DelSiTech Ltd., or DelSiTech, for a worldwide, exclusive license under specified patent rights and know-how to develop and commercialize new formulations of Zimura using DelSiTech’s silica-based sustained release technology for treating diseases of the human eye.
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
GATHER2 (GA secondary to AMD - Ongoing)
Trial Design
GATHER2 is an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of Zimura for the treatment of GA secondary to AMD. In this trial, we enrolled 448 patients who were randomized to receive either monthly administration of Zimura 2 mg or sham during the first 12 months of the trial. At month 12, patients in the Zimura 2 mg arm are re-randomized to receive either monthly or every other month administration of Zimura 2 mg and patients receiving monthly administrations of sham will continue to receive monthly administrations of sham. The final evaluation for patients will take place at month 24.
Plans for Topline Data and Patient Retention Update
We expect 12-month topline data from this trial to become available in September 2022. We plan to report the following:
•the prespecified primary efficacy endpoint, which is the mean rate of growth (slope) estimated based on GA area, as measured by fundus autofluorescence, or FAF, based on readings at three timepoints: baseline, month 6 and month 12, calculated by using the square root transformation of the GA area. This is consistent with our SPA with the FDA, which is described in more detail below. In addition, we will present the same data using a point analysis.

•a summary of the safety profile at 12 months, including potential cases of choroidal neovascularization, or CNV, as reported in the traditional manner, commonly defined in the retinal community as a choroidal neovascular membrane. While the FDA did not request potential CNV cases to be reported using the non-traditional, recently defined terms, “exudative” versus “non-exudative” macular neovascularization, or MNV, we plan to provide these data. For detailed definitions of “exudative” and “non-exudative” MNV, as defined by the Center for Ocular Research and Evaluation at the Cole Eye Institute of the Cleveland Clinic, see our Form 8-K filed on April 4, 2022. In addition to CNV, we plan to also provide rates of potential inflammation and endophthalmitis, if any.
If the 12-month results are positive, we plan to submit a new drug application to the FDA and a marketing authorization application to the EMA for marketing approval of Zimura for GA. Following our topline data announcement, the American Academy of Ophthalmology has reserved timeslots at its Annual Meeting on Friday, September 30, 2022 for presentations of the topline efficacy and safety results.
We are focusing on patient retention and continue to closely monitor the COVID-19 pandemic and its potential effect on the trial. We believe injection fidelity to be the most important and stringent measure of patient retention because it reflects the timely administration of the study drug into the patient’s eye. We achieved a 12-month injection fidelity rate for GATHER2 of 92.5%. The 12-month injection fidelity rate for our previously completed GATHER1 trial was 87%. The injection fidelity rate is calculated by dividing the total number of actual injections for all patients by the total number of expected injections based on the total number of patients enrolled in the trial.
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
Planned Phase 3 Clinical Trial in Intermediate AMD
We currently plan to initiate a Phase 3 clinical trial studying Zimura in patients with intermediate AMD. Intermediate AMD is an earlier stage of AMD that precedes GA.
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
In July 2020, we reopened enrollment in this trial in the United States. We continue to enroll new patients and plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. As we continue to enroll new patients, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. Newly enrolled patients are randomized on a 1:1 basis to be treated with either Zimura 4 mg or sham for 18 months. We have been and plan to remain masked to the treatment group of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial. We expect results from this trial to be available after the 12-month topline data from the GATHER2 trial.
Zimura Manufacturing
In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. We are working with our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for Zimura drug substance. Recently, Agilent completed the manufacture of multiple batches of Zimura drug substance at a larger scale, which scale we believe can support our commercial needs.
In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for potential commercial use. We experienced issues during technology transfer of the existing manufacturing process to this manufacturer, which resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of Zimura drug substance upon launch, if approved, and the new manufacturer as a second source of supply of Zimura drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process can be produced consistently, delivering quality product within a range of acceptable specifications. We are continuing analytical method development and qualification with our contract manufacturers and laboratories.
Starting in 2020, we have worked with a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We believe we have sufficient finished Zimura drug product for these two clinical trials. In addition, we are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of Zimura drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. Ajinomoto has produced Zimura drug product using the new vial, which we are using for a portion of the second-year study visits for patients in the GATHER2 trial. We believe Ajinomoto has the capacity to supply us with Zimura drug product with the new vial for our expected commercial supply needs upon launch, if approved.
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
Zimura Lifecycle Initiatives
We continue to pursue various lifecycle management initiatives for Zimura. We have been exploring multiple sustained release delivery technologies for Zimura, including analyzing and evaluating the resulting formulations of the technologies with Zimura.
One of the technologies that we have evaluated is DelSiTech’s proprietary silica-based sustained release technology. We have been encouraged by the results of preliminary feasibility studies of Zimura formulated with DelSiTech’s silica-based sustained release technology and as a result, we entered into the DelSiTech License Agreement with DelSiTech in June 2022. Under the DelSiTech License Agreement, we obtained a worldwide, exclusive license under specified patent rights and know-how to develop and commercialize new formulations of Zimura using DelSiTech’s silica-based sustained release technology for treating diseases of the human eye. We plan to develop these sustained release delivery technologies for GA and earlier stages of AMD, such as intermediate AMD.
In addition to DelSiTech’s technology, we continue to evaluate other sustained release delivery technologies for Zimura. If any of the other resulting formulations are promising, we may pursue long-term development collaborations with those technologies.
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

Recent Impact of COVID-19

Over the past two years, the pharmaceutical industry and the contract manufacturing organizations and suppliers supporting the industry as a whole have been impacted by the global supply chain disruptions in wake of the COVID-19 pandemic. Earlier this year, several of our vendors experienced high levels of absenteeism in their workforce as a result of the Omicron variant and scaled back their operations. We learned that several of our contract manufacturing organizations and suppliers have been experiencing difficulty with procuring certain materials as a result of the ongoing COVID-19 pandemic and the Omicron variant and subvariants, which has caused a slight delay to our planned manufacturing timelines for Zimura. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials and we do not believe our overall timelines for Zimura have been materially impacted as a result of supply chain issues affecting our contract manufacturers. The impact of the COVID-19 pandemic and future variants and subvariants on our operations remain uncertain and we are continuing to monitor the situation closely.
We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three and six months ended June 30, 2022. For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the other sections of this Management's Discussion and Analysis of Results of Operations and Financial Position and the Risk Factors contained in this Quarterly Report on Form 10-Q.
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
Business Development and Financing Activities
As we continue the development of our product candidates and programs, prepare for the potential commercialization of Zimura and evaluate our overall strategic priorities, we continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We have been focused on pursuing potential sustained release delivery technologies for Zimura, such as DelSiTech’s silica-based sustained release technology, for which we entered into the DelSiTech License Agreement. We plan to continue to evaluate, on a selective and targeted basis, additional opportunities to obtain rights to product candidates and technologies for retinal diseases, including additional sustained release delivery technologies for Zimura that may be promising and meet our criteria. In addition, we continue to explore potential collaboration and out-licensing opportunities for the future development and potential commercialization of our product candidates, including potential collaboration opportunities for the future development and potential commercialization of Zimura in one or more territories outside the United States and collaboration opportunities for the future development and potential commercialization of IC-100 and IC-200.
For information about our follow-on public offerings that we completed in July 2021 and October 2021 and our 2022 term loan facility, please see the Liquidity and Capital Resources section of this Management' s Discussion and Analysis of Financial Condition and Results of Operations. We expect to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals. However, we do not currently plan to offer equity or equity-linked securities for capital-raising purposes in advance of topline data for the GATHER2 trial becoming available.

Financial Matters
As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $312.0 million. In July 2022, we borrowed $50.0 million under the 2022 Term Loan Facility with Hercules and SVB. Including the proceeds of that borrowing, we estimate that our year-end 2022 cash, cash equivalents and available-for-sale securities will range between $260.0 million and $270.0 million. We plan to provide additional information regarding our financing strategy following the GATHER2 topline data announcement.
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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Zimura	$22,591	$15,322	$36,760	$26,024
IC-500: HtrA1	624	586	1,319	972
IC-100: RHO-adRP	17	652	(303)	1,205
IC-200: BEST1	338	650	40	1,961
Other gene therapy	(6)	(14)	34	(3)
Prior product candidate Fovista	—	(8)	—	(9)
Personnel-related	5,904	4,874	11,416	8,970
Share-based compensation	2,766	1,319	5,427	2,662
Other	1,413	107	1,511	255
Total	$33,647	$23,488	$56,204	$42,037
As we continue our ongoing clinical trials, plan for and initiate clinical development of Zimura in intermediate AMD and continue our ongoing and planned manufacturing and lifecycle management activities for Zimura, we expect our research and development expenses for Zimura to increase. We expect our research and development expenses for IC-500 to increase as we continue preclinical development. We expect our research and development expenses for IC-100 and IC-200 to be de minimis for the foreseeable near future. We expect our research and development expenses for our minigene research programs to remain largely unchanged as we continue those programs as currently planned. Our research and development expenses may increase if we in-license or acquire any new product candidates or technologies or if we commence any new development programs.
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
Results of Operations
Comparison of Three Month Periods Ended June 30, 2022 and 2021

	Three months ended June 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$33,647	$23,488	$10,159
General and administrative	16,106	6,718	9,388
Total operating expenses	49,753	30,206	19,547
Loss from operations	(49,753)	(30,206)	19,547
Interest income	482	65	417
Other expense, net	8	(2)	(10)
Loss before income tax benefit	(49,263)	(30,143)	19,120
Income tax benefit	—	—	—
Net loss	$(49,263)	$(30,143)	$19,120
Research and Development Expenses
Our research and development expenses were $33.6 million for the three months ended June 30, 2022, an increase of $10.2 million compared to $23.5 million for the three months ended June 30, 2021. The increase in research and development expenses for the three months ended June 30, 2022 was primarily due to a $7.3 million increase in costs associated with Zimura, a $1.3 million upfront license fee related to lifecycle management programs for Zimura, and a $2.5 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. The increased costs for Zimura were primarily due to the ongoing progress and the commencement of patient recruitment activities for our GATHER2 trial and increased manufacturing activities. The increase in research and development expenses was partially offset by a $0.6 million decrease in costs associated with IC-100 and a $0.3 million decrease in costs associated with IC-200. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $16.1 million for the three months ended June 30, 2022, an increase of $9.4 million compared to $6.7 million for the three months ended June 30, 2021. The increase in general and administration expenses for the three months ended June 30, 2022 was primarily due to increases in personnel costs, including share-based compensation associated with staffing for commercial preparation.
Interest Income
Interest income for the three months ended June 30, 2022 was $482 thousand compared to interest income of $65 thousand for the three months ended June 30, 2021. The increase in interest income for the three months ended June 30, 2022 was primarily due to rising interest rates and an increase in our cash equivalents and marketable securities average balances.

Comparison of Six Month Periods Ended June 30, 2022 and 2021

	Six months ended June 30, 2020
	2022	2021	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$56,204	$42,037	$14,167
General and administrative	28,219	15,040	13,179
Total operating expenses	84,423	57,077	27,346
Loss from operations	(84,423)	(57,077)	27,346
Interest income	615	142	473
Other expense, net	9	(3)	(12)
Loss before income tax benefit	(83,799)	(56,938)	26,861
Income tax benefit	—	—	—
Net loss	$(83,799)	$(56,938)	$26,861
Research and Development Expenses
Our research and development expenses were $56.2 million for the six months ended June 30, 2022, an increase of $14.2 million compared to $42.0 million for the six months ended June 30, 2021. The increase in research and development expenses for the six months ended June 30, 2022 was primarily due to a $10.7 million increase in costs associated with Zimura, a $1.3 million upfront license fee related to lifecycle management programs for Zimura and a $5.2 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. The increased costs for Zimura were primarily due to the ongoing progress and the commencement of patient recruitment activities for our GATHER2 trial and increased manufacturing activities. The increase in research and development expenses was partially offset by a $1.5 million decrease in costs associated with IC-100 and a $1.9 million decrease in costs associated with IC-200. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $28.2 million for the six months ended June 30, 2022, an increase of $13.2 million compared to $15.0 million for the six months ended June 30, 2021. The increase in general and administration expenses for the six months ended June 30, 2022 was primarily due to increases in personnel costs, including share-based compensation associated with preparations for potential commercial launch of Zimura in GA.
Interest Income
Interest income for the six months ended June 30, 2022 was $615 thousand compared to interest income of $142 thousand for the six months ended June 30, 2021. The increase in interest income for the six months ended June 30, 2022 was primarily due to rising interest rates and an increase in our cash equivalents and marketable securities average balances.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under the Novo Holdings A/S Agreement, our initial public offering, which we closed in September 2013, funds we received under a prior agreement with Novartis Pharma AG related to the licensing and commercialization of Fovista, funds we received in connection with our acquisition of Inception 4, Inc., or Inception 4, in October 2018, our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021 and October 2021 and borrowings under the 2022 Term Loan Facility with Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB.
In July 2022 we entered into a Loan and Security Agreement with Hercules and SVB for a term loan facility, which consists of several tranches of potential financing in an aggregate principal amount of up to $250.0 million. The first tranche consists of a term loan advance in the amount of $50.0 million funded upon execution of the Loan and Security Agreement on July 26, 2022. An aggregate of $150.0 million may be drawn at our option, in three separate tranches, subject to our achievement of specified performance milestones relating to development and regulatory events for Zimura, as described below in “—Contractual Obligations and Commitments”. An additional $50.0 million is available subject to the approval of the facility lenders’ investment committees in their discretion. Loans outstanding under facility bear interest at a floating interest rate per annum equal to the greater of either (i) (x) the lesser of the Wall Street Journal prime rate and 6.25% plus (y) 4.00% or (ii) 8.75%, capped at 10.25%. The the facility matures in August 2027 and has an initial interest-only payment period of 42 months, which may be extended to up to 60 months upon the satisfaction of certain conditions.
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
Cash Flows
As of June 30, 2022, we had cash, cash equivalents and available for sale securities totaling $312.0 million and no debt. We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, certain asset-backed securities and certain investment-grade corporate debt securities.
The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(73,421)	$(49,908)
Investing Activities	(51,794)	33,321
Financing Activities	4,881	577
Net change in cash and cash equivalents	$(120,334)	$(16,010)
Cash Flows from Operating Activities
Net cash used in operating activities in the six months ended June 30, 2022 and 2021 related primarily to net cash used to fund our Zimura clinical trials and manufacturing activities, our preclinical development of IC-500, IC-100 and IC-200, our gene therapy research programs and to support our general and administrative operations.
See “—Funding Requirements” below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash used in investing activities was $51.8 million for the six months ended June 30, 2022, which related to the purchases of marketable securities. Net cash provided by investing activities was $33.3 million for the six months ended June 30, 2021, which related to the maturities of marketable securities.

Cash Flows from Financing Activities
Net cash provided by financing activities was $4.9 million and $0.6 million, respectively, for the six months ended June 30, 2022 and 2021, consisted primarily of proceeds related to stock option exercises and purchases made under our employee stock purchase plan.
Funding Requirements
Zimura is in clinical development, IC-500 is in preclinical development, and we are exploring multiple sustained release delivery technologies for Zimura and advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including additional sustained release delivery technologies for Zimura and any promising product candidates that emerge from our gene therapy research programs. We plan to find a collaborator for the future development and potential commercialization of IC-100 and IC-200; if we are not successful in finding a collaborator, we may need to continue the development of one or both of those product candidates by ourselves, which would increase our research and development expenses. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We have started incurring these expenses as we prepare for the potential commercialization of Zimura. We are party to agreements with Archemix with respect to Zimura, DelSiTech with respect to formulations of Zimura with DelSiTech’s silica-based sustained release delivery technology, the former equity holders of Inception 4 with respect to IC-500, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn, with respect to IC-100 and IC-200, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to formulations of Zimura with DelSiTech’s silica-based sustained release delivery technology, IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•continue the development of Zimura in GA and STGD1 and initiate development of Zimura in intermediate AMD and potentially other indications;
•expand our outsourced manufacturing capabilities for Zimura and IC-500 and establish commercial operations and sales, marketing and distribution capabilities for Zimura;
•prepare an NDA and an MAA for Zimura and seek marketing approval for any product candidates that successfully complete clinical trials;
•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, such as additional sustained release delivery technologies for Zimura;
•continue the development of IC-500 and pursue our gene therapy research programs;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, commercial, medical affairs, regulatory, pharmacovigilance, manufacturing, quality control, quality assurance and scientific personnel; and
•expand our general and administrative functions to support our future growth.

As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $312.0 million. In July 2022, we borrowed $50.0 million under the 2022 Term Loan Facility with Hercules and SVB. Including the proceeds of that borrowing, we estimate that our year-end 2022 cash, cash equivalents and available-for-sale securities will range between $260.0 million and $270.0 million.
We expect the development of our product candidates will continue for at least the next several years. Although we believe we have sufficient financial resources for the activities necessary to complete development of, including manufacturing scale-up and validation activities, and potentially seek marketing approval of Zimura in GA, we expect we will require additional funding in order to launch and commercialize Zimura in GA, if approved. We also expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize Zimura for other indications, a sustained release delivery technology for Zimura or any of our other product candidates. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for Zimura for any other indication, a sustained release delivery technology for Zimura or for any of our other product candidates.
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
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including additional sustained release delivery technologies for Zimura;
•the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
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
Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and other macro-economic events, such as the current high levels of inflation, and governmental responses to those events have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $162.6 million in net proceeds in an underwritten public offering of our common stock in October 2021, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our gene therapy research programs, or our future commercialization efforts.
Until such time, if ever, when we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. For example, in July 2022, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules and SVB, providing for a term loan facility, or the 2022 Term Loan Facility, pursuant to which we have total borrowing capacity under several tranches of up to $250.0 million aggregate principal amount, of which (i) $50.0 million has been drawn down upon execution of the Loan Agreement, (ii) an aggregate of $150.0 million may be drawn down at our option, in three separate tranches, subject to our achievement of specified performance milestones relating to development of regulatory events for Zimura as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” and (iii) an additional $50.0 million is available subject to approval of the facility lenders’ investment committees in their discretion. However, if we do not satisfy the specified performance milestones or the facility lenders do not otherwise approve additional borrowings, we will not have access to the remaining amounts of the 2022 Term Loan Facility. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future equity issuances may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, would involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, making certain investments or entering into certain other transactions. For example, the covenants under the Loan Agreement include limitations on our ability to obtain additional financing, to make certain investments and enter into certain other transactions. In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests.
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
Contractual Obligations and Commitments
As disclosed in “Note 8 — Commitments and Contingencies” in the notes to the financial statements filed with this Quarterly Report on Form 10-Q, we have exposure for certain commitments and contingencies.
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
Recent Licensing Arrangements - DelSiTech License Agreement
On June 30, 2022, we entered into the DelSiTech License Agreement with DelSiTech, under which DelSiTech granted us a worldwide, exclusive license under specified patent rights and know-how to develop, have developed, make, have made, use, offer to sell, sell, have sold, otherwise commercialize, export and import Zimura using DelSiTech’s silica-based sustained release technology for the treatment of diseases of the eye in humans, which we refer to as the Licensed Product. We may grant sublicenses of the licensed patent rights and know-how without DelSiTech’s consent.
As a condition to the ongoing effectiveness of DelSiTech’s grant of exclusive rights, (a) we would use commercially reasonable efforts to develop the Licensed Product and to seek regulatory approval for the Licensed Product in either the United States or the European Union and (b) we would use commercially reasonable efforts to commercialize the Licensed Product following receipt of regulatory approval in the United States, France, Germany, Italy, Spain or the United Kingdom, as applicable. We have sole discretion as to the use of commercially reasonable efforts for the above, and in the event that we choose not to or fail to use commercially reasonable efforts to develop or commercialize the Licensed Product, DelSiTech’s sole remedy for such failure is to convert the licenses granted to us under the DelSiTech License Agreement from exclusive to non-exclusive.

We agreed to pay DelSiTech a €1.25 million upfront license fee within 60 days after execution of the DelSiTech License Agreement, which we have recognized as a research and development expense. We further agreed to pay DelSiTech up to an aggregate of €35.0 million if we achieve specified clinical and development milestones with respect to the Licensed Product. In addition, we agreed to pay DelSiTech up to an aggregate of €60.0 million if we achieve specified commercial sales milestones with respect to worldwide net sales of the Licensed Product.

We are also obligated to pay DelSiTech royalties at a low single-digit percentage of net sales of the Licensed Product. The royalties payable by us are subject to reduction under specified circumstances. Our obligation to pay royalties under the

DelSiTech License Agreement will continue on a country-by-country basis until the later of: (a) the expiration of the last-to-expire licensed patent rights covering the Licensed Product in the country of sale, or (b) expiration of all regulatory exclusivity for the Licensed Product in the country of sale.

The DelSiTech License Agreement also contains representations and warranties, covenants, indemnification and other negotiated provisions, including confidentiality obligations, customary for transactions of this nature. Unless earlier terminated by us or DelSiTech, the DelSiTech License Agreement will expire on a country-by-country basis upon the expiration of our obligation to pay royalties to DelSiTech on net sales of the Licensed Product. Upon expiration of the DelSiTech License Agreement, the licenses granted by DelSiTech to us will become fully paid up and irrevocable. We may terminate the DelSiTech License Agreement at any time for any reason upon 60 days’ prior written notice to DelSiTech. Either party may also terminate the DelSiTech License Agreement if the other party materially breaches the DelSiTech License Agreement and does not cure such breach within a specified cure period.

Following any termination of the DelSiTech License Agreement prior to expiration of the term of the DelSiTech License Agreement, all rights to the licensed patent rights and know-how that DelSiTech granted to us will revert to DelSiTech, subject to our right to sell off any Licensed Product in our inventory as of the effectiveness of such termination.

Credit Facility

On July 26, 2022, or the Closing Date, we and certain of our subsidiaries, or the Subsidiary Borrowers, entered into a Loan Agreement with Hercules in its capacity as administrative agent and collateral agent, or the Agent, and as a lender, SVB and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders, which we refer to collectively as the Lenders. The Loan Agreement provides for term loans in an aggregate principal amount of up to $250.0 million under multiple tranches, or the 2022 Term Loan Facility, available as follows: (i) a term loan advance in the amount of $50.0 million on the Closing Date; (ii) subject to our announcement that the GATHER2 trial evaluating Zimura in GA has achieved its protocol-specified primary endpoint and that we have a sufficient clinical data package to support the submission of an NDA to the FDA for Zimura in GA, or Milestone 1, a second tranche consisting of term loan advances in the aggregate principal amount of $50.0 million available at our option beginning on the date that Milestone 1 is achieved through December 15, 2022; (iii) subject to our submission of an NDA to the FDA for Zimura in GA and the FDA accepting such NDA for review, or Milestone 2, a third tranche consisting of term loan advances in the aggregate principal amount of $25.0 million, available at our option beginning on the date that Milestone 2 is achieved through September 30, 2023; (iv) subject to FDA approval of Zimura in GA with a label generally consistent with that sought in our NDA, or Milestone 3, a fourth tranche consisting of term loan advances in the aggregate principal amount of $75.0 million, available at our option beginning on the date that Milestone 3 is achieved and continuing through the earlier of (x) September 30, 2024 and (y) the date that is ninety (90) days after the date that Milestone 3 is achieved; and (v) subject to approval by the Lenders’ investment committee in its discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available on or before the Amortization Date (as defined below). With the exception of the first $50.0 million tranche available on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at our election. We have agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general corporate purposes.

Notwithstanding limitations and restrictions imposed by covenants in the Loan Agreement, we are permitted to engage in certain specified transactions. For example, the terms of the Loan Agreement provide that we may issue convertible notes in an aggregate principal amount of not more than $400.0 million, provided that such notes are unsecured, have a maturity date no earlier than six months following the Maturity Date, and meet certain other conditions. The Loan Agreement also provides that we may enter into royalty interest financing transactions that are subordinated to the 2022 Term Loan Facility, have a maturity date no earlier than six months following the Maturity Date, and meet certain other conditions. Following the achievement of Milestone 3, the Loan Agreement also provides for a possible additional revolving credit facility of up to $50.0 million, which will be formula-based and backed by our accounts receivables. This potential revolving credit facility is not an existing facility under the Loan Agreement, is not committed, and is subject to agreement among us and the Lenders. We also may enter into non-exclusive and exclusive licensing arrangements or otherwise transfer non-core intellectual property without the consent of the Lenders, and can enter into non-exclusive and certain specified exclusive licensing arrangements with respect to core intellectual property. We may also enter into certain permitted acquisitions, subject to a limit on total cash consideration for acquisitions consummated during specified periods. Additionally, we must provide the Lenders the opportunity to invest up to $10.0 million in any equity financing, subject to certain exclusions, that is broadly marketed to multiple investors and in which we receive net cash proceeds of $75.0 million or more in any one or series of related financings (or in the case of such equity financing that is a registered offering, use its commercially reasonable efforts to provide such opportunity to the Lenders).

The 2022 Term Loan Facility will mature on August 1, 2027, or the Maturity Date. The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) (x) the lesser of the Wall Street Journal prime rate and 6.25% plus (y) 4.00% or (ii) 8.75%. The per annum interest rate is capped at 10.25%. Accrued interest is payable monthly following the funding of each term loan. We may make payments of interest only, without any loan amortization payments, for a period of forty-two (42) months following the Closing Date, which period may be extended to the Maturity Date if (i) Milestone 3 has been achieved and (ii) no default or event of default exists under the Loan Agreement. At the end of this interest only period, or the Amortization Date, we are required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

As collateral for the obligations under the 2022 Term Loan Facility, we have granted to the Agent for the benefit of the Lenders a senior security interest in substantially all of our and each Subsidiary Borrower’s property, inclusive of intellectual property, with certain limited exceptions set forth in the Loan Agreement.

The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent, or the Qualified Cash, during the period commencing on May 15, 2023 through August 14, 2024. Commencing on August 15, 2024, we will also be required to maintain a certain minimum amount of trailing six-month net product revenue from the sale of Zimura, tested on a quarterly basis. The revenue covenant will be waived at any time at which we (x) (i) maintain a market capitalization in excess of $600.0 million and (ii) maintains Qualified Cash in an amount greater than or equal to fifty percent (50%) of the outstanding 2022 Term Loan Facility at such time or (y) maintain Qualified Cash in an amount greater than or equal to ninety percent (90%) of the outstanding 2022 Term Loan Facility at such time. Upon the occurrence of an event of default, including a material adverse change, subject to certain exceptions, on our business, operations, properties, assets or financial condition, and of the Subsidiary Borrowers taken as a whole, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of the Closing, we were in compliance with all applicable covenants under the Loan Agreement.

In addition, we are required to make a final payment fee, or the End of Term Charge, upon the earlier of (i) the Maturity Date or (ii) the date we prepay, in full or in part, the outstanding principal balance of the 2022 Term Loan Facility. The End of Term Charge is 4.25% of the aggregate original principal amount of the term loans repaid or repaid under the Loan Agreement.

We may, at our option, prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the Closing Date, and (iii) 0.75% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the Closing Date.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available for sale securities of $312.0 million as of June 30, 2022, consisting of cash and investments in money market funds, U. S. Treasury securities, corporate debt securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CDMOs, CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2022, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
Descriptions of legal proceedings are set forth in “Note 8-Commitments and Contingencies” in the notes to the financial statements filed with this Quarterly Report on Form 10-Q.
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
We may encounter unforeseen difficulties, complications, delays, expenses and other known and unknown factors. We may never be successful in developing or commercializing any of our product candidates or other programs. There is a high rate of failure in pharmaceutical research and development. Even if we have promising preclinical or clinical candidates, their development could fail at any time. Our failure could be due to unexpected scientific, safety or efficacy issues with our product candidates and other programs, invalid hypotheses regarding the molecular targets and mechanisms of action we choose to pursue or unexpected delays in our research and development programs resulting from applying the wrong criteria or experimental systems and procedures to our programs or lack of experience or other factors, including disruptions resulting from the COVID-19 pandemic, with the possible result that none of our product candidates or other programs result in the development of marketable products. We have not yet demonstrated our ability to successfully complete the development of a pharmaceutical product, including completion of large-scale, pivotal clinical trials with safety and efficacy data sufficient to obtain marketing approval or activities necessary to apply for and obtain marketing approval, including the qualification of a commercial manufacturer through a pre-approval inspection with regulatory authorities. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company having a product development focus to a company capable of commercializing pharmaceutical products. At this time, we are continuing to hire commercialization personnel and build a commercial infrastructure for the potential commercialization of Zimura, if approved. We may not be successful in such a transition, as our company has never conducted the sales, marketing, manufacturing and distribution activities necessary for successful product commercialization.
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

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021 and October 2021 and borrowings under our term loan facility with Hercules, Inc., or Hercules, and Silicon Valley Bank, or SVB. As of June 30, 2022, we had an accumulated deficit of $763.4 million. Our net loss was $49.4 million for the six months ended June 30, 2022 and we expect to continue to incur significant operating losses for the foreseeable future.
Zimura is in clinical development, IC-500 is in preclinical development, and we are exploring multiple sustained release delivery technologies for Zimura and advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including additional sustained release delivery technologies for Zimura and any promising product candidates that emerge from our gene therapy research programs. We plan to find a collaborator for the future development and potential commercialization of IC-100 and IC-200; if we are not successful in finding a collaborator, we may need to continue the development of one or both of those product candidates by ourselves, which would increase our research and development expenses. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates for our development programs, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We have started incurring these expenses as we prepare for the potential commercialization of Zimura. We are party to agreements with Archemix with respect to Zimura, DelSiTech with respect to formulations of Zimura with DelSiTech’s silica-based sustained release delivery technology, the former equity holders of Inception 4 with respect to IC-500, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn, with respect to IC-100 and IC-200, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to formulations of Zimura with DelSiTech’s silica-based sustained release delivery technology, IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•continue the development of Zimura in GA and STGD1 and initiate development of Zimura in intermediate AMD and potentially other indications;
•expand our outsourced manufacturing capabilities for Zimura and IC-500 and establish commercial operations and sales, marketing and distribution capabilities for Zimura;
•prepare an NDA and an MAA for Zimura and seek marketing approval for any product candidates that successfully complete clinical trials;
•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, such as additional sustained release delivery technologies for Zimura;
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

As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $312.0 million. In July 2022, we borrowed $50.0 million under the 2022 Term Loan Facility with Hercules and SVB. Including the proceeds of that borrowing, we estimate that our year-end 2022 cash, cash equivalents and available-for-sale securities will range between $260.0 million and $270.0 million.
We expect the development of our product candidates will continue for at least the next several years. Although we believe we have sufficient financial resources for the activities necessary to complete development of, including manufacturing scale-up and validation activities, and potentially seek marketing approval of Zimura in GA, we expect we will require additional funding in order to launch and commercialize Zimura in GA, if approved. We also expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize Zimura for other indications, a sustained release delivery technology for Zimura or any of our other product candidates. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for Zimura for any other indication, a sustained release delivery technology for Zimura or for any of our other product candidates.
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
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including additional sustained release delivery technologies for Zimura;
•the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
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
Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and other macro-economic events, such as the current high levels of inflation, and governmental responses to those events have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $162.6 million in net proceeds in an underwritten public offering of our common stock in October 2021, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, our ability to raise adequate financing through a public offering may be limited by market conditions and SEC rules based on our current market capitalization. Nasdaq listing rules also generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate the development of one or more of our product candidates, our gene therapy research programs, or our future commercialization efforts.
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
Until such time, if ever, when we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. For example, in July 2022, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules and SVB, providing for a term loan facility, or the 2022 Term Loan Facility, pursuant to which we have total borrowing capacity under several tranches of up to $250.0 million aggregate principal amount, of which (i) $50.0 million has been drawn down upon execution of the Loan Agreement, (ii) an aggregate of $150.0 million may be drawn down at our option, in three separate tranches, subject to our achievement of specified performance milestones relating to development of regulatory events for Zimura as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” and (iii) an additional $50.0 million is available subject to approval of the facility lenders’ investment committees in their discretion. However, if we do not satisfy the specified performance milestones or the facility lenders do not otherwise approve additional borrowings, we will not have access to the remaining amounts of the 2022 Term Loan Facility. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future equity issuances may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, would involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, making certain investments or entering into certain other transactions. For example, the covenants under the Loan Agreement include limitations on our ability to obtain additional financing, to make certain investments and enter into certain other transactions.
In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests. For example, under the agreement and plan of merger pursuant to which we acquired Inception 4, or the Inception 4 Merger Agreement, we issued an aggregate of 5,174,727 shares of our common stock as up-front consideration to the former equity holders of Inception 4. The Inception 4 Merger Agreement also requires us to make payments to the former equity holders of Inception 4 upon the achievement of certain clinical and regulatory milestones, subject to the terms and conditions set forth in the Inception 4 Merger Agreement. Those milestone payments will be in the form of shares of our common stock, calculated based on the price of our common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued under the Inception 4 Merger Agreement, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date of our acquisition of Inception 4, and will be payable in cash thereafter. In July 2019, we also issued 75,000 shares of our common stock to UMass as partial upfront consideration for the in-license of our miniCEP290 program, and are obligated to issue up to 75,000 additional shares to UMass upon the achievement of a development milestone.
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
Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our Loan Agreement with Hercules and SVB and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments”, in July 2022, we entered into the 2022 Term Loan Facility. The 2022 Term Loan Facility is secured by a lien on substantially all of our assets, including intellectual property, with certain limited exceptions set forth in the Loan Agreement. The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, sell, transfer, lease or dispose of certain assets; incur indebtedness; encumber or permit liens on certain assets; make certain investments and acquisitions; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions. Our business may be adversely affected by these restrictions on our ability to operate our business.

The covenants under the 2022 Term Loan Facility also include a requirement to maintain certain minimum levels of cash in accounts subject to a control agreement in favor of Hercules as agent, which we refer to as Qualified Cash.

Further, starting on August 15, 2024, we will be required to maintain a certain minimum amount of trailing six-month net product revenue from sales of Zimura. However, this revenue covenant will be waived during periods in which we (x) (i) maintain a market capitalization in excess of $600.0 million and (ii) maintain Qualified Cash in an amount greater than or equal to fifty percent (50%) of the outstanding term loan advances made under the 2022 Term Loan Facility at such time or (y) maintain Qualified Cash in an amount greater than or equal to ninety percent (90%) of the outstanding term loan advances made under the 2022 Term Loan Facility at such time.

A breach of any of the covenants under the Loan Agreement could result in a default under the 2022 Term Loan Facility. If an event of default under the 2022 Term Loan Facility occurs, including a material adverse effect, subject to certain exceptions, on our business, operations, properties, assets or financial condition, the Lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If there are any amounts outstanding that we are unable to repay, the Lenders could proceed against the collateral granted to them to secure such indebtedness.

In addition, our outstanding debt combined with our other financial obligations and contractual commitments, could have significant adverse consequences, including:

•requiring us to dedicate a substantial portion of cash, cash equivalents and available for sale securities to the payment of interest on, and principal of, our debt, which would reduce the amounts available to fund working capital, commercialization expenditures, product development efforts and other general corporate purposes;

•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our existing cash, cash equivalents and available for sale securities, potential future product revenues and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under the 2022 Term Loan Facility. Funds from external sources may not be available on acceptable terms, if at all.

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
•Third-Party Collaborators and Vendors. Many of our third-party contract manufacturers, academic research collaborators and contract research organizations limited their operations and staff during the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our minigene research programs. Over the past year, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. In addition, earlier this year, several of our vendors experienced high levels of absenteeism of their workforce due to the Omicron variant and as a result scaled back their operations. For example, many CROs have limited slots available for preclinical studies and experienced increased absenteeism of staff in wake of the Omicron variant; these factors resulted in us securing a start date for our IND-enabling toxicology studies for IC-500 that is later than what we had originally planned. These operational and staffing limitations may cause further delays for our development and manufacturing activities. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.

•Supply Chain and Materials. Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 drug substance experienced a shortage in obtaining one of the raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation. Furthermore, in October 2021 we learned that the new manufacturer we are working with for second source of supply for Zimura drug substance was experiencing issues with procuring an important raw material common to many manufacturing processes, which occurred due to supply chain interruptions and caused a slight delay to our manufacturing timelines with this manufacturer. We also learned that several of our contract manufacturing organizations and suppliers were experiencing difficulty with procuring certain materials as a result of the ongoing COVID-19 pandemic and the Omicron variant, which has caused a slight delay to our planned manufacturing timelines for Zimura. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials and we do not believe our overall timelines for Zimura have been materially impacted as a result of supply chain issues affecting our contract manufacturers. We continue to monitor our supply chain closely.
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
The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Throughout the course of the pandemic thus far, many countries and regions, including many states in the United States, have experienced surges in the number of new cases, including as a result of new variants to the SARS-COV-2 virus, such as the Omicron variant and recently surging BA.5 subvariant, which have caused public health authorities to reimpose restrictive measures. In addition, although the FDA has fully approved three vaccines as well as vaccine booster shots for certain individuals (and authorized two other vaccines for emergency use), there continue to be challenges with increasing the percentage of vaccinated individuals among the general population, and the long-term safety and efficacy and ability of these vaccines to slow transmission, including against new variants and subvariants of the virus, are largely unknown. In the United States and some other countries, vaccine mandates remain controversial and the reluctance of many individuals to get COVID-19 vaccines may affect the work of our vendors and other third parties providing services for us. As a result, governments may continue to deploy measures to contain the pandemic for a prolonged period of time. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants and subvariants of the virus, the actions taken to contain it or lessen its impact, including the availability, effectiveness and administration of vaccines, and the economic impact on local, regional, national and international markets. If the delays and other disruptions due to the pandemic become prolonged or more extensive, then we may experience further delays or disruptions to our research and development programs and our financial position, results of operations or cash flows for future periods may be materially affected.
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

Our strategy of obtaining additional rights to products, product candidates or technologies for the treatment of retinal diseases may not be successful. Although we entered into a license agreement with DelSiTech for its sustained release delivery technology, that technology may not be successful and/or we may not be successful in obtaining rights to and developing other sustained release delivery technologies for Zimura. We may not be successful in finding a collaborator for IC-100 and/or IC-200.
An element of our strategy over the past few years has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling retina opportunities. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements for product candidates and other technologies intended to treat retinal diseases. For example, in June 2022, we entered into a license agreement, or the DelSiTech License Agreement, with DelSiTech Ltd., or DelSiTech, pursuant to which we obtained a worldwide, exclusive license under specified patent rights and know-how to develop and commercialize new formulations of Zimura using DelSiTech’s silica-based sustained release technology for treating diseases of the human eye. We plan to continue to evaluate additional opportunities to in-license or acquire products, product candidates and technologies on a selective and targeted basis, with a focus on potential additional sustained release delivery technologies for Zimura that are promising and meet our criteria. We may also continue to consider other alternatives, including mergers, acquisitions, asset purchases or sales and/or other transactions involving our company as a whole or other collaboration transactions, including potential collaboration or out-license opportunities for further development and potential commercialization of Zimura in one or more territories outside the United States and collaboration opportunities for further development and potential commercialization of IC-100 and/or IC-200. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.
We may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. For potential sustained release delivery technologies, that process typically involves conducting a feasibility study of Zimura formulated with the sustained release delivery technology and analyzing the resulting formulation, which can be time-consuming, costly and uncertain in outcome. If a formulation is promising based on the analytical results, we could then proceed to negotiate a longer term collaboration. For example, we in-licensed DelSiTech’s silica-based sustained release technology after reviewing feasibility results that we believe are promising; however, further testing and studies may undermine our belief. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or technology is lengthy and complex. With respect to potential product candidates or technologies for which we have entered into option agreements or sponsored research agreements for which we have option rights, our agreements generally do not have fixed economic or other key terms for definitive agreements, and we may not obtain favorable terms if and when we choose to exercise our option to acquire or in-license any product candidates or technologies.
The in-licensing and acquisition of pharmaceutical products is an area characterized by intense competition, and a number of companies (both more established and early stage biotechnology companies) are also pursuing strategies to in-license or acquire product candidates or technologies that we may consider attractive. More established companies may have a competitive advantage over us due to their size, cash resources and greater research, preclinical or clinical development, manufacturing or commercialization capabilities, while earlier stage companies may be more aggressive or have a higher risk tolerance. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Other sustained release delivery technology companies that we are working with may be less willing to enter into long-term license or collaborations with us in light of our DelSiTech license. We also may be unable to in-license or acquire the rights to the relevant product candidate or technology on terms that would allow us to make an appropriate return on our investment. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts or we may incorrectly judge the value of an acquired or in-licensed product candidate or technology.
Further, any product candidate that we acquire or in-license would most likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. For potential sustained release delivery technologies with Zimura, we expect any promising technologies, including our in-licensed DelSiTech’s silica-based sustained release delivery technology, would require extensive preclinical and clinical testing and investment in manufacturing before any potential approval by the FDA or other regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate would not be shown to be sufficiently safe and effective for approval by regulatory authorities.
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
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, we must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are pursuing, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the feasibility studies and analytical testing we are performing for potential sustained release delivery technologies for Zimura and the preclinical studies we are conducting and planning to conduct for IC-500, may fail at any point or produce unacceptable or inconclusive results for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans. For example, we observed different findings across the two different species in which we tested IC-100 in preclinical toxicology studies, which caused us to evaluate our development options for this product candidate. At this time, we plan to seek a collaborator for the further development of this product candidate.
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

We are planning to initiate clinical development of Zimura in intermediate AMD based on results from post-hoc analyses of data from our GATHER1 trial. Although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of intermediate AMD, we have not yet conducted a clinical trial assessing Zimura for the treatment of intermediate AMD. Intermediate AMD is a developing field of study whose patient population continues to be defined by, and any primary endpoints used to assess any treatments are new for, the medical community, and as such, the patient population and primary endpoint we choose for our planned Phase 3 clinical trial may not be accepted by regulators. We intend to seek regulatory feedback before initiating this trial, and regulatory authorities may disagree with our development and regulatory plans and strategy. We may also decide to pursue clinical development of Zimura for other indications, including those we previously studied such as wet AMD and IPCV. Similar to GA and STGD1, Zimura, and the use of C5 inhibition, are unproven in those indications and we may not be successful in our efforts to develop Zimura for those indications.

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

In early 2017, we completed the small scale manufacture of multiple batches of Zimura drug substance that we are using to support clinical drug supply for the GATHER2 trial and the expanded STAR trial. Although we believe we have adequate Zimura drug substance for the GATHER2 trial and the expanded STAR trial, this supply may not be sufficient for our needs over the duration of the trials or for any additional trials we may conduct, including our planned clinical trial for Zimura in intermediate AMD. We are working with our historical contract manufacturer for Zimura drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for Zimura drug substance. Recently, Agilent completed the manufacture of multiple batches of Zimura drug substance at a larger scale, which scale we believe can support our commercial needs. Agilent may not be successful in validating the manufacturing process for producing Zimura drug substance at this larger scale.

In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce Zimura drug substance at an adequate scale for potential commercial use. We experienced issues during technology transfer of the existing manufacturing process to this manufacturer, which resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of Zimura drug substance upon launch, if approved, and the new manufacturer as a second source of supply of Zimura drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process can be produced consistently, delivering quality product within a range of acceptable specifications.

Starting in 2020, we have worked with a contract manufacturer to provide us with additional supply of finished Zimura drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We believe we have sufficient finished Zimura drug product for these two clinical trials. In addition, we are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of Zimura drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. Ajinomoto has produced Zimura drug product using the new vial, which we are using for a portion of the second-year study visits for patients in the GATHER2 trial. We believe Ajinomoto has the capacity to supply us with Zimura drug product with the new vial for our expected commercial supply needs upon launch, if approved. If Ajinomoto is unable to provide us and/or a potential collaborator with Zimura drug product for potential commercial use, we will need to use alternative suppliers, which may increase our costs and delay our timelines.

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

Each of these activities is costly, time-consuming and uncertain in outcome. We may not be able to successfully validate the scaled up process for manufacturing Zimura drug substance, or we may need to manufacture at a larger scale for our future commercial needs, demonstrate comparability of Zimura drug substance manufactured through the scaled up process or comparability of the finished drug product in the container closure system to be used commercially, in each case, with the Zimura previously used in our clinical trials, or establish the long-term stability of the Zimura drug product stored in the new vial container. The new manufacturers we have engaged or may engage in the future have not had previous experience with Zimura and there may be additional issues with technology transfer. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to obtain regulatory approval of our manufacturing process for Zimura and to support potential commercial operations. In addition, we may not be able to secure adequate supply of Zimura drug substance, including the PEG starting material used to make Zimura drug substance, and Zimura drug product for our future needs, including to support potential commercial launch, and we may need to secure alternative contract manufacturers or suppliers sooner than we currently expect. If any of the foregoing events occur, it could result in delays or increased costs to support our future development and commercialization of Zimura, even if we successfully complete any required clinical trials for Zimura and obtain sufficient and favorable safety and efficacy data.

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

Our commercial opportunity could also be reduced or eliminated if one or more of our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient to use or are less expensive than our product candidates. For example, the method of administration of Zimura, intravitreal injection, is commonly used to administer ophthalmic drugs for the treatment of severe diseases and is generally accepted by patients facing the prospect of severe visual loss or blindness. A therapy that offers a less invasive or less frequent method of administration, however, might have a competitive advantage over one administered by monthly intravitreal injections, depending on the relative safety of the other method of administration. Our competitors may also be pursuing similar lifecycle management programs, such as sustained release delivery technologies. Furthermore, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of less expensive or more convenient products.

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
Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that AstraZeneca PLC (which acquired Alexion Pharmaceuticals, Inc. in 2021), Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc., Gyroscope Therapeutics (which was recently acquired by Novartis AG), IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), MorphoSys AG, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gemini Therapeutics, Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3, for which Apellis announced topline 12-month data from two Phase 3 clinical trials in September 2021 and 18-month data in March 2022, and Apellis submitted an application for marketing approval with the FDA in June 2022 with an announced Prescription Drug User Fee Act, or PDUFA, date in November 2022. Apellis could obtain marketing approval for its product candidate in advance of when we might reasonably expect to obtain marketing approval for Zimura in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Abbvie Pharmaceuticals, Inc., Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Boehringer Ingelheim, Lineage Cell Therapeutics, Inc., Ocugen, Inc., ONL Therapeutics, Inc., Regenerative Patch Technologies, Roche AG and Stealth BioTherapeutics Corp., are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development is Genentech's monoclonal antibody HtrA1 inhibitor, which is currently being studied in a Phase 2 clinical trial and whose results are expected to become available in 2022 or 2023.

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

As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. In 2021, we hired a chief commercial officer and are in the process of hiring additional commercialization personnel and developing our commercialization strategy for Zimura, including market access and reimbursement strategies and potentially setting up a sales, marketing and distribution infrastructure. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product is approved, the territories in which the product may be marketed and the commercial potential for such product candidate. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners or specialists, such as retinal specialists, and the likely degree of acceptance of our product candidate by the relevant physicians in various markets.

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

Over the past few years, Agilent has been undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. As a result, we engaged a new contract manufacturer for supply of Zimura drug substance, which we had planned to be our primary manufacturer for Zimura drug substance. We encountered issues during technology transfer of the Zimura manufacturing process to this manufacturer, which delayed our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of Zimura drug substance upon launch, if approved, and the new manufacturer as a second source of supply of Zimura drug substance. We are continuing discussions with Agilent for long-term commercial supply of Zimura drug substance. In addition, expansion experienced by other manufacturers and suppliers that we use, including any issues that they may experience while expanding, could negatively impact the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development plans.

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

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers have limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes have affected how we work with our manufacturers and have resulted in minor delays to the progress of our manufacturing activities. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, that are essential for the manufacture of our product candidates. For example, in 2020, the COVID-19 pandemic and governmental measures in response caused a delay to the process development activities at our drug substance manufacturer for IC-500 as a result of difficulty in procuring one of the raw materials used in the manufacture of IC-500 from China. Over the past two years, there have been increasing disruptions in the global supply chain for various materials, due to the effects of the COVID-19 pandemic and other reasons, and these disruptions may ultimately affect our operations. In October 2021, we learned that the new manufacturer we are working with as a second source of supply for Zimura drug substance was experiencing issues with procuring an important raw material common to many manufacturing processes, which occurred due to supply chain interruptions and caused a slight delay to our manufacturing timelines with this manufacturer. We learned that several of our contract manufacturing organizations and suppliers were experiencing difficulty with procuring certain materials as a result of the ongoing COVID-19 pandemic and the Omicron variant, which has caused a slight delay to our planned manufacturing timelines for Zimura. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials and we do not believe our overall timelines for Zimura have been materially impacted as a result of supply chain issues affecting our contract manufacturers.

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

We are relying upon and expect in the future to rely upon third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions (including reading centers) and clinical investigators, in conducting our preclinical testing, analytical testing and clinical trials for our product candidates. We also expect to rely upon certain facilities at UMMS for various services supporting our research and development programs, including maintenance and care of research animals and production of viral vectors. These third parties may also have relationships with other entities, some of which may be our competitors. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities could potentially be delayed and could potentially be very costly.

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

Over the past decade, there has been increasing oversight by the FDA and other regulatory authorities on data integrity, especially in the research and development of novel therapies such as gene therapies. We rely upon the practices of and systems in place at our third party collaborators in generating data to support our preclinical and clinical development programs and for quality control over this data. Their practices and systems vary in scope and effectiveness and we have a limited number of personnel to supervise, including to perform quality assurance of, those practices and systems. In 2020 and early 2021, the COVID-19 pandemic prevented us from performing audits on our vendors and clinical trial sites that we otherwise would have performed, which decreases the level of oversight we have over those vendors and clinical trial sites and increases the risk of non-compliance. Any failure of such practices or systems to comply with our stated protocols or regulatory requirements could adversely affect the quality of the data generated by these studies. For a number of our analytical development and testing providers, our CDMOs subcontract and manage that work on our behalf and we have less visibility into or control over their activities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies, analytical testing or clinical trials in accordance with regulatory requirements or our stated protocols, we would not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and would not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We may seek a collaborator for the further development and potential commercialization of Zimura in one or more territories outside the United States. We are currently planning to seek a collaborator for the further development of IC-100 and/or IC-200. If we are not able to establish collaborations to advance these or any of our other development programs, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses and the hiring of additional qualified personnel. In addition, the development or commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. A number of countries require sponsors to perform a clinical trial in the local jurisdiction or with patients similar to the demographics of the local population as a condition to approving the drug. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we may seek a collaborator for the further development and potential commercialization of Zimura in one or more territories outside the United States. We are currently planning to seek a collaborator for the further development and potential commercialization of IC-100 and IC-200.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop those product candidates or bring them to market and generate product revenue in line with our expectations. For Zimura, if we choose to and are unable to find a collaborator for potential commercialization outside the United States, we likely will need to raise additional capital, hire additional personnel and undertake the effort ourselves, any of which may be unsuccessful. In addition, although we currently intend to commercialize Zimura in the United States ourselves, if approved, as part of the process for finding a collaborator for potential commercialization in one or more territories outside the United States, we may choose to grant a potential collaborator co-commercialization or co-promotion rights in the United States.

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

We are party to a license agreement with Archemix on which we depend for rights to Zimura. We are party to the DelSiTech License Agreement with DelSiTech for rights to develop and commercialize new formulations of Zimura using DelSiTech’s silica-based sustained release delivery technology. We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with UMMS for our miniCEP290 program. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. For IC-100, IC-200 and our miniCEP290 program, we are party to agreements with academic institutions, and under those agreements, we must meet certain milestones by certain timelines and if we fail to do so, we may need to expend significant amounts of money to extend those timelines or otherwise be in breach of those agreements. For example, for IC-100 and IC-200, those milestones include two separate development milestones, which we did not meet at their original respective deadlines. We were able to successfully obtain extensions to those milestones and all subsequent milestones in the RHO-adRP License Agreement and BEST1 License Agreement. If we are unable to meet the extended deadlines for IC-100 or IC-200, or any other diligence milestone timelines in our agreements with our academic licensors, the applicable licensor would have the right to terminate the license agreement on which we depend for rights to IC-100, IC-200 or our miniCEP290 program and we could lose our rights to develop and market IC-100, IC-200 or any product candidates from our miniCEP290 program, or to have a potential collaborator or licensee do so.

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

If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to Zimura, DelSiTech’s sustained release delivery technology, IC-100, IC-200, our miniCEP290 program, and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition. In the case of our limited diligence obligation under the Inception 4 Merger Agreement, a potential breach of our obligation to use commercially reasonable efforts to develop an HtrA1 inhibitor could lead to a lawsuit with the former equity holders of Inception 4 and result in potential liability to us of up to $5.0 million.

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

Despite the implementation of security measures, our information technology systems are vulnerable to compromise, damage, loss or exfiltration from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, companies and other entities and individuals have been increasingly subject to a wide variety of cyber and ransomware attacks, phishing scams and other attempts to gain unauthorized access to systems and information, including through social engineering. The number and complexity of these threats continue to increase over time. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-

sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems. In particular, there have been increasing number of cyber threats and attempts by foreign hackers targeted towards U.S. pharmaceutical and biotechnology companies and vendors they work with, including as a result of the ongoing military conflict in Ukraine.

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

We are a development-stage company with a total of 133 full-time employees as of July 22, 2022. These employees support key areas of our business and operations, including commercial planning, clinical development and clinical operations, regulatory affairs, drug safety, data management, medical affairs, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

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

In general, the FDA and similar regulatory authorities outside the United States require two adequate and well-controlled clinical trials demonstrating safety and effectiveness for marketing approval for an ophthalmic pharmaceutical product. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and rely in part upon third-party CROs to assist us in this process. Securing marketing approval requires obtaining positive safety and efficacy data from required clinical trials, as well as the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product's manufacturing processes to, and inspection of manufacturing facilities by, the relevant regulatory authorities. The FDA or other regulatory authorities may determine that a product candidate that we may develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

The FDA issued guidance in March 2022 stating that it would treat co-packaged ophthalmic products, which generally consist of a drug component that provides the primary active pharmaceutical ingredient along with device components such as needles or syringes, as a combination product. We expect that our planned finished form of Zimura drug product will be treated by the FDA as a combination product. We do not believe that this guidance has affected our strategy and timelines for submitting an NDA to the FDA for Zimura in GA, if the GATHER2 data is positive.

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

Separately, in response to the COVID-19 pandemic, a number of companies in 2021 announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts and temporary suspensions due to the Omicron variant, the FDA resumed domestic inspections in February 2022 and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Our stock price may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including as a result of short selling by institutional and retail investors. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•results of research, preclinical development activities and clinical trials for our product candidates and the timing of the receipt of such results, including any potential increase in the trading of our common stock and the resulting volatility of our stock price that may occur as we get closer to the expected availability of topline data from our GATHER2 trial;

•results of regulatory interactions and review for our product candidates;

•the success of products or technologies that compete with our product candidates, including results of clinical trials of product candidates of our competitors. For example, in September 2021, Apellis announced topline data from its Phase 3 trials for GA, and the price of our common stock was affected following the release of those results. Any subsequent developments from Apellis or other competitors may have a significant impact on our stock price;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•the level of expenses related to any of our product candidates or development programs;

•variations in our financial results or those of companies that are perceived to be similar to us;

•the recruitment or departure of key personnel;

•the results of our efforts to in-license or acquire the rights to other product candidates and technologies for the treatment of retinal diseases, including additional sustained release delivery technologies for Zimura;

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

In addition, the COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. For example, we and certain of our current and former executive officers were named as defendants in a purported class action lawsuit and a related shareholder derivative action following our announcement in December 2016 of the initial, topline results from the first two of our Phase 3 Fovista trials for the treatment of wet AMD, which caused our stock price to decline significantly. See “Risks Related to Our Business Plan, Financial Position and Need for Additional Capital—We and certain of our current and former executive officers were named as defendants in lawsuits that could result in substantial costs and divert management’s attention. We are in the process of settling those lawsuits but the settlements are not yet final.” These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, and cause additional volatility in the price of our common stock.

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

In addition, the pre-funded warrants that we issued in connection with our December 2019 and June 2020 public offerings are exercisable at any time, and any exercise of such warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders. As of June 30, 2022, pre-funded warrants representing approximately 2.5 million shares of common stock have been exercised and pre-funded warrants representing 3,164,280 shares of common stock remain outstanding.

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

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth of our business. In addition, the terms of our Loan Agreement and any future debt agreements that we may enter into may preclude us from paying dividends without the lender’s consent or at all. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.
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

10.1	+	Exclusive License Agreement between the Registrant and DelSiTech Ltd., dated June 30, 2022
10.2	+
Loan and Security Agreement between the Registrant, IVERIC bio Gene Therapy LLC, Orion Ophthalmology LLC, each of the Registrant’s other subsidiaries from time to time party thereto as a borrower, Hercules Capital, Inc. Silicon Valley Bank, and the several banks and other financial institutions or entities from time to time parties thereto, and Hercules Capital Inc., in its capacity as administrative agent and collateral agent for itself and the lenders, dated July 26, 2022

10.3		Amendment No. 5 to the 2019 Inducement Stock Incentive Plan of the Registrant, as adopted on May 12, 2022
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Presentation Linkbase Document
104*		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Submitted electronically herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2022 (unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the three and six month periods ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2022 and 2021 and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: July 26, 2022	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)