Form 10-Q
period 2022-09-30
IVERIC bio, Inc.
filed 2022-11-04
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of October 31, 2022 there were 120,722,802 shares of Common Stock, $0.001 par value per share, outstanding.

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
•our expectations regarding the impact of results from GATHER1, our completed Phase 3 clinical trial evaluating avacincaptad pegol (Zimura®) for the treatment of Geographic Atrophy (GA) secondary to AMD, and from GATHER2, our ongoing Phase 3 clinical trial evaluating avacincaptad pegol for the treatment of GA secondary to AMD, on our business and regulatory strategy, including our plans to submit a new drug application to the U.S. Food and Drug Administration (FDA) and a marketing authorization application to the European Medicines Agency (EMA);
•the timing, costs, conduct and outcome of GATHER2, including expectations regarding patient retention and the safety profile of avacincaptad pegol, including from our open-label extension study for patients who completed the GATHER2 trial, and expectations regarding the potential for avacincaptad pegol to receive regulatory approval for the treatment of GA based on the clinical trial results we have received to date;
•our plans and expectations for initiating development of avacincaptad pegol for the treatment of intermediate AMD;
•our plans and strategy for the potential commercialization of avacincaptad pegol, including hiring of medical affairs and commercialization personnel, building a commercialization infrastructure, including sales, marketing and distribution capabilities, and our expectations regarding the market dynamics for treatments for GA and other commercial matters;
•our ability to establish and maintain capabilities and capacity for the manufacture of avacincaptad pegol and our other product candidates, including scale up and validation of the manufacturing process for avacincaptad pegol drug substance and drug product, and securing the supply of the polyethylene glycol (PEG) starting material and other materials for our expected manufacturing needs and securing the supply of avacincaptad pegol drug substance and drug product for our expected needs;
•our plans for evaluating, obtaining rights to, developing and potentially commercializing new formulations of avacincaptad pegol with the silica-based sustained release technology we in-licensed from DelSiTech Ltd. (DelSiTech) and other sustained release delivery technologies for avacincaptad pegol;
•the timing, costs, conduct and outcome of STAR, our ongoing Phase 2b screening trial evaluating avacincaptad pegol for the treatment of autosomal recessive Stargardt disease, including expectations regarding the recruitment of additional patients for this trial;
•our plans and ability to consummate business development transactions, including potential collaboration opportunities for further development and potential commercialization of avacincaptad pegol outside the United States and potential collaboration or outlicense opportunities for further development of IC-100 and IC-200; and in-licenses or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases, including additional sustained release delivery technologies for avacincaptad pegol;
•the actual and expected effects of the COVID-19 pandemic, other macro-economic events and related response measures on our business and operations, including the timing, costs, conduct and outcome of our research and development programs, our supply chain, the work of our third-party vendors and collaborators, the work and well-being of our employees, and our financial position;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Summary of Principal Risk Factors” below and the risk factors detailed further in Item 1A, “Risk Factors”, of Part II of this Quarterly Report on Form 10-Q, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, licenses, dispositions, joint ventures or investments we may make.
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

Summary of Principal Risk Factors
The following is a summary of the principal factors that make an investment in our company speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this summary, and other risks that we face, can be found in Item 1A. “Risk Factors” of Part II of this Quarterly Report on
Form 10-Q, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities Exchange Commission, before making an investment decision regarding our common stock. The forward-looking statements discussed above are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

1.We are a development-stage company without any commercial products. The value of your investment is highly dependent on the success and potential commercialization of avacincaptad pegol. We are working to transition to being a company capable of commercializing a pharmaceutical product, if approved, and may not be successful in this transition.

2.We have a history of significant operating losses and expect to continue to incur losses until we can successfully commercialize one or more of our product candidates, if ever. We may never achieve or maintain profitability.

3.We may need additional financing in order to finish developing and start commercializing one or more of our product candidates, if approved. Securing financing may be challenging and/or dilutive to our shareholders, and if we are unable to secure financing when needed, we may need to curtail our development programs or planned commercialization activities.

4.The covenants in our loan and security agreement with Hercules Capital, Inc. and Silicon Valley Bank may limit and restrict from us from pursuing certain operating activities. If we are in default under that agreement, we may need to repay all existing indebtedness under that term loan facility.

5.The COVID-19 pandemic has adversely affected our business, for example, by impacting the initiation and conduct of our clinical trials, the work of our contract manufacturing organizations, contract research organizations and other vendors, and aspects of our supply chain. Because of the ongoing and fluid nature of the pandemic, it may continue to affect our business.

6.We need to satisfy numerous regulatory requirements in order to secure marketing approval and reimbursement approval, if applicable, for avacincaptad pegol and other product candidates. These requirements differ across jurisdictions. Failure to satisfy and maintain those requirements can preclude us from commercializing our products.

7.Regulatory authorities, including the FDA and EMA, may disagree with the design of or our analyses or conclusions from our clinical trials of avacincaptad pegol in GA secondary to AMD. Since receipt of the 12-month results from GATHER1, we have not had any formal interactions with the EMA regarding our planned regulatory pathway for avacincaptad pegol in GA and the EMA and other regulatory authorities may disagree with the requirements of the FDA. We may need to conduct additional clinical trials or nonclinical studies for avacincaptad pegol in order to obtain marketing approval or reimbursement approval.

8.Manufacturing our product candidates is technically complex, expensive and time consuming. We may face issues with scaling up and validating the manufacturing process for avacincaptad pegol. We may not be able to secure adequate supply of PEG starting material, avacincaptad pegol drug substance or avacincaptad pegol drug product for our future needs, including potential commercial launch. Issues with manufacturing can derail the further development or commercialization of our product candidates.

9.To commercialize any of our product candidates, if approved, we will need to set up a sales and marketing infrastructure. We are continuing to hire commercialization personnel and will need to continue building our commercial infrastructure. The success of our commercialization efforts will depend in part on the degree of acceptance of our product candidates by patients, the medical community and payors.

10.We face substantial competition from large pharmaceutical companies, smaller biotech companies and others.

11.Drug development is inherently risky with numerous scientific, technical, regulatory and other challenges. A promising drug candidate can fail at any time and for any number of reasons.

12.We are pursuing the development of our product candidates using novel mechanisms of action targeting indications for which there are no approved products. These include, for example, complement inhibition and inhibition of High temperature requirement A serine peptidase 1 protein for GA, and complement inhibition for intermediate AMD and autosomal recessive Stargardt disease. These approaches carry numerous scientific, regulatory and other risks.

13.The 12-month results of GATHER2 may not be replicated by the 24-month results from the trial, which may not replicate the results of the GATHER1 trial. We may discover safety issues with our product candidates due to known and currently unknown factors, which could hamper their further development or commercialization.

14.We may not be successful in developing a formulation of avacincaptad pegol with the sustained release delivery technology we in-licensed from DelSiTech, or obtaining rights to and developing other sustained release delivery technologies for avacincaptad pegol.

15.We do not have any internal manufacturing facilities and rely heavily on our third-party contract manufacturers. They may have different business priorities than we do and may fail to meet our expectations or follow regulatory requirements, including current good manufacturing practices and data integrity requirements. We may need to engage alternative manufacturers or suppliers sooner than we currently expect.

16.We plan to rely on third-party distribution and other commercial services vendors to assist us with the commercialization of avacincaptad pegol, if approved, and those third parties may not perform satisfactorily for any number of reasons.

17.We rely heavily on our third-party contract research organizations as well as our clinical trial sites. They may have different priorities than we do and may fail to follow regulatory requirements, including good laboratory practice, good clinical practice and other data integrity requirements.

18.We may pursue a collaboration for the further development and potential commercialization of avacincaptad pegol in one or more territories outside the United States, and are seeking a collaborator or licensee for the further development and potential commercialization of IC-100 and IC-200. For any of these, we may not be able to enter into a collaboration or out-license on favorable terms, or at all. Even if we are able to do so, the collaboration or out-license may not be successful.

19.We rely on patents to protect our proprietary position. We may not obtain the patent rights that we seek and/or we may not be able to exclude our competitors from relevant markets. We may be subject to litigation involving our patents or those of third parties.

20.We are highly dependent on our information security systems and those of third parties we work with. A cybersecurity incident may cause interruptions to the progress of our development programs and operations, financial or regulatory penalties and/or harm to our reputation.

21.We rely on a limited number of employees to conduct our operations, including supervising our outside vendors. The skills needed to advance our research and development programs and plan for commercialization of our product candidates are highly specialized. We plan to hire additional qualified personnel, including sales force personnel, to support the growth of our business. Hiring these personnel and retaining existing employees may be challenging.

22.We and any potential commercialization partners are subject to numerous healthcare laws and regulations governing our relationships with patients, healthcare professionals and third-party payors. Failure to comply with these requirements may adversely affect our business.

23.The reimbursement and payment regime for pharmaceutical products in the United States remains in flux, including as a result of the implementation of and litigation involving the Patient Protection and Affordable Care Act. There are ongoing, and often bipartisan, efforts to reduce the prices of pharmaceutical products.
USE OF TRADEMARKS
    The trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks named in this Quarterly Report on Form 10-Q after their first reference in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Condensed Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$153,100	$261,447
Available for sale securities	167,435	120,302
Prepaid expenses and other current assets	8,943	5,739
Total current assets	329,478	387,488
Property and equipment, net	708	348
Right-of-use asset, net	1,604	1,522
Total assets	$331,790	$389,358
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$11,383	$14,403
Accounts payable and accrued expenses	11,601	12,856
Lease liability	1,604	952
Total current liabilities	24,588	28,211
Lease liability, non-current	27	619
Term loan, net	47,649	—
Total liabilities	72,264	28,830
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—$0.001 par value, 200,000,000 shares authorized, 120,572,641 and 115,277,012 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	121	115
Additional paid-in capital	1,065,545	1,040,098
Accumulated deficit	(805,745)	(679,595)
Accumulated other comprehensive income	(395)	(90)
Total stockholders' equity	259,526	360,528
Total liabilities and stockholders' equity	$331,790	$389,358

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$24,967	$17,935	$81,171	$59,972
General and administrative	17,545	6,648	45,764	21,688
Total operating expenses	42,512	24,583	126,935	81,660
Loss from operations	(42,512)	(24,583)	(126,935)	(81,660)
Interest income, net	200	42	815	184
Other expense, net	(39)	(10)	(30)	(13)
Loss before income tax benefit	(42,351)	(24,551)	(126,150)	(81,489)
Income tax benefit	—	—	—	—
Net loss	$(42,351)	$(24,551)	$(126,150)	$(81,489)
Comprehensive loss	$(42,218)	$(24,565)	(126,455)	$(81,503)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.23)	(1.05)	$(0.84)
Weighted average common shares outstanding:
Basic and diluted	120,277	105,217	119,578	97,370

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	115,277	$115	$1,040,098	$(679,595)	$(90)	$360,528
Issuance of common stock under employee stock compensation plans	—	—	697	1	2,079	—	—	2,080
Share-based compensation	—	—	—	—	5,386	—	—	5,386
Net loss	—	—	—	—	—	(34,536)	—	(34,536)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(304)	(304)
Balance at March 31, 2022	—	$—	115,974	$116	$1,047,563	$(714,131)	$(394)	$333,154
Issuance of common stock under employee stock compensation plans	—	—	900	1	2,800	—	—	2,801
Share-based compensation	—	—	—	—	6,388	—	—	6,388
Net loss	—	—	—	—	—	(49,263)	—	(49,263)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(134)	(134)
Balance at June 30, 2022	—	$—	116,874	$117	$1,056,751	$(763,394)	$(528)	$292,946
Issuance of common stock under employee stock compensation plans and warrants	—	—	3,698	4	2,238	—	—	2,242
Share-based compensation	—	—	—	—	6,556	—	—	6,556
Net loss	—	—	—	—	—	(42,351)	—	(42,351)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	133	133
Balance at September 30, 2022	—	$—	120,572	$121	$1,065,545	$(805,745)	$(395)	$259,526

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	90,121	$90	$756,543	$(565,073)	$3	$191,563
Issuance of common stock under employee stock compensation plans	—	—	49	—	129	—	—	129
Share-based compensation	—	—	—	—	2,292	—	—	2,292
Net loss	—	—	—	—	—	(26,795)	—	(26,795)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	—	$—	90,170	$90	$758,964	$(591,868)	$2	$167,188
Issuance of common stock under employee stock compensation plans	—	—	217	—	448	—	—	448
Share-based compensation	—	—	—	—	2,079	—	—	2,079
Net loss	—	—	—	—	—	(30,143)	—	(30,143)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	1	1
Balance at Balance at June 30, 2021	—	$—	90,387	$90	$761,491	$(622,011)	$3	$139,573
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs	—	—	13,398	14	107,743	—	—	107,757
Issuance of common stock under employee stock compensation plans	—	—	453	—	1,095	—	—	1,095
Share-based compensation	—	—	—	—	2,626	—	—	2,626
Net loss	—	—	—	—	—	(24,551)	—	(24,551)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(14)	(14)
Balance at Balance at September 30, 2021	—	$—	104,238	$104	$872,955	$(646,562)	$(11)	$226,486

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(126,150)	$(81,489)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	80	24
Amortization and accretion of term loan related costs	172	—
Amortization of premium and discounts on investment securities	450	918
Share-based compensation	18,330	6,997
Changes in operating assets and liabilities:
Income tax receivable	—	1,765
Prepaid expense and other assets	(3,204)	726
Accrued interest receivable	82	449
Accrued research and development expenses	(3,020)	(916)
Accounts payable and accrued expenses	(1,660)	(4,662)
Accrued interest payable	405	—
Change in working capital	(22)	63
Net cash used in operating activities	(114,537)	(76,125)
Investing Activities
Purchase of marketable securities	(165,469)	(56,245)
Purchase of property and equipment	(440)	—
Maturities of marketable securities	117,499	136,447
Net cash (used in) provided by investing activities	(48,410)	80,202
Financing Activities
Proceeds from employee stock plan purchases	7,123	1,672
Proceeds from term loan	50,000	—
Payment of term loan issuance costs	(2,523)	—
Proceeds from follow-on public offering, net	—	107,757
Net cash provided by financing activities	54,600	109,429
Net increase (decrease) in cash and cash equivalents	(108,347)	113,506
Cash and cash equivalents
Beginning of period	261,447	66,373
End of period	$153,100	$179,879
Supplemental disclosure of cash paid
Income tax refunds received	$—	$1,765
Supplemental disclosures of non-cash information related to investing and financing activities
Operating right-of-use assets obtained in exchange for lease obligations	$953	$2,086
“Interest expense” paid in cash	$486	$—

   The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
(in thousands, except per share data)
1. Business
Description of Business and Organization
IVERIC bio, Inc. (the “Company”) is a science-driven biopharmaceutical company focused on the discovery and development of novel treatments for retinal diseases with significant unmet medical needs. The Company is committed to having a positive impact on patients’ lives by delivering high-quality, safe and effective treatments designed to address debilitating retinal diseases, including earlier stages of age-related macular degeneration (“AMD”).
The Company’s lead asset is its clinical stage product candidate avacincaptad pegol (also referred to as Zimura®), a complement C5 inhibitor. It is currently targeting the following diseases with avacincaptad pegol:

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

In October 2019, the Company announced positive 12-month data for GATHER1, its first Phase 3 clinical trial evaluating avacincaptad pegol for the treatment of GA secondary to AMD. In GATHER1, 286 patients were randomized to receive various doses of avacincaptad pegol, including avacincaptad pegol 2 mg, or sham control. The Company observed a 27.7% (p-value = 0.0063) reduction in the mean rate of growth (slope) estimated based on GA area between the avacincaptad pegol 2 mg group and the corresponding sham control group over 12 months, when performing the primary analysis, and a 35.4% (p-value = 0.0050) reduction in the mean rate of growth (slope) estimated based on GA area between the two groups over 12 months, when performing the supportive analysis. These results are based on a post-hoc analysis of the GATHER1 data using the U.S. Food and Drug Administration (“FDA”) preferred primary efficacy endpoint analysis from the Company’s Special Protocol Assessment (“SPA”), which is described further below. The Company analyzed the endpoint by using the square root transformation of the GA area, which it refers to as the primary analysis, and the Company analyzed the endpoint by using the observed GA area (without square root transformation), which it refers to as the supportive analysis. In GATHER1, through month 12, the Company did not observe any events of endophthalmitis or ischemic optic neuropathy events, and only one case of intraocular inflammation, which was mild and transient and reported as related to the injection procedure. The incidence of choroidal neovascularization (“CNV”) in the study eye through month 12 was 6 patients (9.0%) in the avacincaptad pegol 2 mg group and 3 patients (2.7%) in the corresponding sham control group.

In June 2020, the Company started enrolling patients in GATHER2, its second Phase 3 clinical trial evaluating avacincaptad pegol for the treatment of GA secondary to AMD. In July 2021, the Company received a written agreement from the FDA under the SPA for the overall design of GATHER2. The SPA is a procedure by which the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for a new drug application (“NDA”). In connection with our SPA, the FDA recommended, and the Company accepted, modifying the primary efficacy endpoint for the GATHER2 trial from the mean rate of change in GA area over 12 months measured by fundus autofluorescence (“FAF”) at three timepoints: baseline, month 6 and month 12, to the mean rate of growth (slope) estimated based on GA area measured by FAF in at least three timepoints: baseline, month 6 and month 12.

In September 2022, the Company announced positive 12-month top-line data for GATHER2. In GATHER2, 448 patients were randomized on a 1:1 basis to receive avacincaptad pegol 2 mg or sham control over the first 12 months of the trial. At 12 months, the Company measured the primary efficacy endpoint in accordance with the SPA. In GATHER2, the Company observed a 14.3% (p-value = 0.0064) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the primary analysis, and a 17.7% (p-value = 0.0039) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the supportive analysis. The Company did not observe any events of endophthalmitis, intraocular inflammation events, events of vasculitis or ischemic optic neuropathy events through month 12, and the incidence of choroidal neovascularization (“CNV”) in the study eye through month 12 was 15 patients (6.7%) in the avacincaptad pegol 2 mg group and 9 patients (4.1%) in the sham control group.

The Company believes that with the statistically significant results from its GATHER1 and GATHER2 trials and the safety profile of avacincaptad pegol to date, it has sufficient data from two independent, adequate and well-controlled pivotal clinical trials of avacincaptad pegol in GA secondary to AMD to support an application for marketing approval. The Company recently submitted to the FDA the first part of its NDA, which includes the complete clinical data package for avacincaptad pegol, for rolling review of avacincaptad pegol for the treatment of GA secondary to AMD. The Company plans to complete the submission of the NDA to the FDA by the end of 2022.

In addition to avacincaptad pegol, the Company is developing its preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein (“HtrA1”) inhibitor, for GA secondary to AMD and potentially other age-related retinal diseases.

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

As the Company focuses its efforts on and prioritizes the development and potential commercialization of avacincaptad pegol, it has been considering its development options for IC-100 and IC-200, which the Company has been developing for RHO-adRP and BEST1-related IRDs, respectively. It is currently seeking a collaborator or licensee for the future development and potential commercialization of these product candidates.
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
The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
Concentration of Suppliers
The Company historically relied upon a single third-party manufacturer to provide the drug substance for avacincaptad pegol on a purchase order basis. The Company also historically relied upon a single third-party manufacturer to provide fill/finish services for avacincaptad pegol drug product. The Company has engaged one additional third-party manufacturer to provide drug substance for avacincaptad pegol and one additional third-party manufacturer to provide fill/finish services for avacincaptad pegol drug product. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the polyethylene glycol starting material used to manufacture avacincaptad pegol. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of avacincaptad pegol. The Company currently relies upon a single third-party contract manufacturer to conduct process development, scale-up and GMP manufacture of the drug substance for IC-500 for preclinical toxicology studies and early-stage clinical trials and a single third-party contract manufacturer to conduct fill/finish services for IC-500. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties, insolvency or the COVID-19 pandemic, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected common stock price volatility	76%	113%	83%	113%
Risk-free interest rate	2.64%-3.36%	0.68%-0.84%	1.38%-3.36%	0.31%-0.96%
Expected term of options (years)	5.0	5.2	4.9	5.2
Expected dividend yield	—	—	—	—

RSUs
The Company estimates the fair value of RSUs granted to employees using the closing market price of the Company's common stock on the date of grant.
ESPP
In April 2016, the Company's board of directors adopted the ESPP pursuant to which the Company may sell up to an aggregate of 1,000,000 shares of its common stock. The ESPP was approved by the Company’s stockholders in June 2016. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes option-pricing model and recognized over the six months withholding period prior to purchase.
Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the SEC and believes that there are none that will have a material impact on the Company’s financial statements.
3. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of September 30, 2022, the Company had no pre-funded warrants outstanding. As of September 30, 2021, the Company had 3,164,280 pre-funded warrants outstanding, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net loss per common share calculation:
Net loss	$(42,351)	$(24,551)	$(126,150)	$(81,489)
Weighted average common shares outstanding - basic and dilutive	120,277	105,217	119,578	97,370
Net loss per share of common stock - basic and diluted	$(0.35)	$(0.23)	$(1.05)	$(0.84)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options outstanding	10,250	9,089	10,250	9,089
Restricted stock units	2,401	1,903	2,401	1,903
Total	12,651	10,992	12,651	10,992
4. Licensing and Commercialization Agreements
On June 30, 2022, the Company entered into a license agreement (the “DelSiTech License Agreement”) with DelSiTech Ltd. (“DelSiTech”). Under the DelSiTech License Agreement, DelSiTech granted the Company a worldwide, exclusive license under specified patent rights and know-how to develop, have developed, make, have made, use, offer to sell, sell, have sold, otherwise commercialize, export and import avacincaptad pegol using DelSiTech’s silica-based sustained release technology for the treatment of diseases of the eye in humans (the “Licensed Product”). The Company may grant sublicenses of the licensed patent rights and know-how without DelSiTech’s consent.
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

5. Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of approximately $153.1 million and $261.4 million, respectively. Cash and cash equivalents included cash of $9.9 million at September 30, 2022 and $9.9 million at December 31, 2021. Cash and cash equivalents at September 30, 2022 and December 31, 2021 included $143.2 million and $251.5 million, respectively, of investments in money market funds.
The Company considers debt securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. As of September 30, 2022 and December 31, 2021, the Company held available for sale securities of $167.4 million and $120.3 million, respectively, all of which have maturities of less than one year.
The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. The Company has determined that there were no credit losses in fair value of its investments as of September 30, 2022. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
The Company classifies these securities as available for sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.
The Company believes that its existing cash, cash equivalents and available for sale securities as of September 30, 2022 will be sufficient to fund its currently planned capital expenditure requirements and operating expenses for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$48,001	$—	$(183)	$47,818
Corporate debt securities	100,383	—	(172)	100,211
Asset-backed securities	14,472	1	(37)	14,436
Supranational securities	4,974	—	(4)	4,970
Total	$167,830	$1	$(396)	$167,435

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,201	$—	$(16)	$18,185
Corporate debt securities	82,138	—	(57)	82,081
Asset-backed securities	16,009	—	(14)	15,995
Supranational securities	4,044	—	(3)	4,041
Total	$120,392	$—	$(90)	$120,302
The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains (losses) are reported within other comprehensive income in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income associated with the unrealized gain on available for sale securities during the three months ended September 30, 2022 and 2021, respectively, were as follows:

	Three months ended September 30,		Nine Months Ended September 30, 2022
	2022	2021	2022	2021
Beginning balance	$(528)	$3	$(90)	$3
Current period changes in fair value before reclassifications, net of tax	133	(14)	(305)	(14)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—
Total other comprehensive loss	$133	$(14)	(305)	(14)
Ending balance	$(395)	$(11)	$(395)	$(11)
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$143,165	$—	$—
Investments in U.S. Treasury securities	$47,818	$—	$—
Investments in corporate debt securities	$—	$100,211	$—
Investments in asset-backed securities	$—	14,436	$—
Investments in supranational securities	$—	4,970	$—

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
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2022.
7. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the “2013 Plan”), annual increases have resulted in the addition of an aggregate of approximately 15,624,000 additional shares to the 2013 Plan, including for 2022, an increase of approximately 2,542,000 shares. As of September 30, 2022, the Company had approximately 3,204,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan, and in February 2021, September 2021, December 2021 and May 2022, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 600,000 shares, an additional 1,000,000 shares, an additional 1,000,000 shares and an additional 1,000,000 shares, respectively, of its common stock for issuance under the plan. As of September 30, 2022, the Company had approximately 1,245,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$4,021	$1,485	$11,095	$3,997
Restricted stock units	2,444	1,101	7,020	2,896
Employee stock purchase plan	91	40	215	104
Total	$6,556	$2,626	$18,330	$6,997
The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,681	$1,476	$8,108	$4,138
General and administrative	3,875	1,150	10,222	2,859
Total	$6,556	$2,626	$18,330	$6,997
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of September 30, 2022 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2021	10,861	$10.94
Granted	1,388	$14.23
Exercised	(1,797)	$3.69
Forfeited	(202)	$14.14
Outstanding, September 30, 2022	10,250	$12.60
Vested and exercisable, September 30, 2022	4,830	$13.38
Vested and expected to vest, September 30, 2022	9,762	$12.63
As of September 30, 2022, there were approximately $37.4 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 2.9 years.
RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of September 30, 2022 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2021	2,246	$9.82
Awarded	494	$11.79
Vested	(293)	$8.32
Forfeited	(46)	$10.95
Outstanding, September 30, 2022	2,401	$10.39
Outstanding, expected to vest	2,185	$10.39
As of September 30, 2022, there were approximately $16.8 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 2.5 years.

ESPP
As of September 30, 2022, there were 712,394 shares available for future purchases under the ESPP. There were 25,921 and 27,529 shares issued under the ESPP during the three months ended September 30, 2022 and 2021, respectively. There were 41,016 and 51,951 shares of common stock issued under the ESPP during the nine months ended September 30, 2022 and 2021, respectively. Cash proceeds from ESPP purchases were $331 thousand and $146 thousand during the three months ended September 30, 2022 and 2021, respectively. Cash proceeds from ESPP purchases were $515 thousand and $266 thousand during the nine months ended September 30, 2022 and 2021, respectively.
8. Commitments and Contingencies
Avacincaptad Pegol - Archemix Corp.
The Company is party to an agreement with Archemix Corp. (“Archemix”) under which the Company in-licensed rights in certain patents, patent applications and other intellectual property related to avacincaptad pegol and pursuant to which the Company may be required to pay sublicense fees and make milestone payments (the “C5 License Agreement”). Under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including avacincaptad pegol, the Company is obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if the Company achieves specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, the Company is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if the Company achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
Avacincaptad Pegol Sustained Release Delivery Technology - DelSiTech
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
Legal Proceedings
On January 11, 2017, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Frank Micholle v. Ophthotech Corporation, et al., No. 1:17-cv-00210. On March 9, 2017, a related putative class action lawsuit was filed against the Company and the same group of its current and former executive officers in the United States District Court for the Southern District of New York, captioned Wasson v. Ophthotech Corporation, et al., No. 1:17-cv-01758. These cases were consolidated on March 13, 2018. On June 4, 2018, the lead plaintiff filed a consolidated amended complaint (the “CAC”). The CAC purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 2, 2015 and December 12, 2016. The CAC generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of the Company’s Phase 2b trial and the prospects of the Company’s Phase 3 trials for Fovista in combination with anti-VEGF agents for the treatment of wet AMD. The CAC seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants filed a motion to dismiss the CAC on July 27, 2018. On September 18, 2019, the court issued an order dismissing some, but not all, of the allegations in the CAC. On November 18, 2019, the Company and the individual defendants filed an answer to the complaint. On June 12, 2020, the lead plaintiff filed a motion for class certification. On August 11, 2020, the defendants filed a notice of non-opposition to lead plaintiff's motion for class certification. On April 23, 2021, the court issued an order staying the action until July 1, 2021, 10 days after a mediation scheduled for June 21, 2021. On July 1, 2021, following the June 21, 2021 mediation, the parties notified the court that they had reached an agreement in principle to settle the class action. On September 8, 2021, the parties executed a settlement agreement and submitted the agreement to the court for approval. Under the terms of the settlement agreement, the Company agreed to pay $29 million, which includes the attorneys' fees and costs and expenses for the plaintiffs' counsel. On March 17, 2022, the court provided a preliminary approval of the settlement. In April 2022, the Company’s insurance carriers paid the full amount of the settlement directly to the plaintiffs’ escrow account. On September 16, 2022, the court granted final approval of the settlement. This settlement did not have a material impact on the Company’s financial condition.
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's board of directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied its motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee (“SLC”) of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the SLC conducts its investigation.  On May 4, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. By agreement of the parties, the court has since extended the stay through June 26, 2021. The Company also entered into tolling agreements with the defendant directors to December 2022. On January 27, 2022, the parties executed a settlement agreement (the “Stipulation of Settlement”). On November 3, 2022, the court issued an order preliminarily approving the settlement. Copies of the Stipulation of Settlement and Notice of Pendency and Proposed Settlement of Shareholder Derivative Actions are attached as Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q. The Company does not expect this settlement, if granted final approval in its current form, to have a material impact on its financial condition.
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
For the three and nine months ended September 30, 2022, lease expense was $0.4 million and $0.9 million, respectively. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $0.5 million and $0.9 million, respectively, for the three and nine months ended September 30, 2022. At September 30, 2022, the Company's operating leases had a weighted average remaining lease term of 0.9 years.
The following presents the maturity of the Company’s operating lease liabilities as of September 30, 2022:

Remainder of 2022	451
2023	1,216
2024	11
Total remaining obligation	1,678
Less imputed interest	(47)
Present value of lease liabilities	1,631

10. Loan and Security Agreement
On July 26, 2022 (the “Closing Date”), the Company and certain of its subsidiaries (the “Subsidiary Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (in such capacity, the “Agent”) and as a lender, Silicon Valley Bank (“SVB”) and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $250.0 million under multiple tranches (the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $50.0 million, which was drawn on the Closing Date; (ii) subject to the Company’s announcement that the GATHER2 trial evaluating avacincaptad pegol in GA has achieved its protocol-specified primary endpoint and the Company has a sufficient clinical data package to support the submission of an NDA to the FDA for avacincaptad pegol in GA (“Milestone 1”), a second tranche consisting of term loan advances in the aggregate principal amount of $50.0 million available at the Company’s option beginning on the date that Milestone 1 is achieved through December 15, 2022; (iii) subject to the Company’s submission of an NDA to the FDA for avacincaptad pegol in GA and the FDA accepting such NDA for review (“Milestone 2”), a third tranche consisting of term loan advances in the aggregate principal amount of $25.0 million, available at the Company’s option beginning on the date that Milestone 2 is achieved through September 30, 2023; (iv) subject to FDA approval of avacincaptad pegol in GA with a label generally consistent with that sought in the Company’s NDA (“Milestone 3”), a fourth tranche consisting of term loan advances in the aggregate principal amount of $75.0 million, available at the Company’s option beginning on the date that Milestone 3 is achieved and continuing through the earlier of (x) September 30, 2024 and (y) the date that is 90 days after the date that Milestone 3 is achieved; and (v) subject to approval by the Lenders’ investment committee in its discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available on or before the Amortization Date (as defined below). The Company believes it has achieved Milestone 1 and plans to borrow the full $50.0 million tranche that is available during the fourth quarter of 2022. With the exception of the first $50.0 million tranche drawn on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at the Company's election. The Company has agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general corporate purposes.
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
The 2022 Term Loan Facility will mature on August 1, 2027 (the “Maturity Date”). The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) (x) the lesser of the Wall Street Journal prime rate and 6.25% plus (y) 4.00% or (ii) 8.75%. The per annum interest rate is capped at 10.25%. Accrued interest is payable monthly following the funding of each term loan. The Company may make payments of interest only, without any loan amortization payments, for a period of 42 months following the Closing Date, which period may be extended to the Maturity Date if (i) Milestone 3 has been achieved and (ii) no default or event of default exists under the Loan Agreement. At the end of the interest only period (the “Amortization Date”), the Company is required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.
As collateral for the obligations under the 2022 Term Loan Facility, the Company has granted to the Agent for the benefit of the Lenders a senior security interest in substantially all of its and each Subsidiary Borrower’s property, inclusive of intellectual property, with certain limited exceptions set forth in the Loan Agreement.
The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) during the period commencing on May 15, 2023 through August 14, 2024. Commencing on August 15, 2024, the Company will also be required to maintain a certain minimum amount of trailing six-month net product revenue from the sale of avacincaptad pegol, tested on a quarterly basis. The revenue covenant will be waived at any time at which the Company (x) (i) maintains a market capitalization in excess of $600.0 million and (ii) maintains Qualified Cash in an amount greater than or equal to 50% of the outstanding 2022 Term Loan Facility at such time or (y) maintains Qualified Cash in an amount greater than or equal to 90% of the outstanding 2022 Term Loan Facility at such time. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the business, operations, properties, assets or financial condition of the Company and the Subsidiary Borrowers taken as a whole, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of the Closing Date, the Company was in compliance with all applicable covenants under the Loan Agreement.
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
During the three and nine months ended September 30, 2022, the Company recognized “interest expense” on its Consolidated Statements of Operations and Comprehensive Loss in connection with the 2022 Term Loan Facility as follows:

	Three months ended September 30, 2022	Nine Months Ended September 30, 2022
Interest expense for term loan	$891	$891
Accretion of end of term charge	71	71
Amortization of debt issuance costs	101	101
Total interest expense related to term loan	$1,063	$1,063
The principal balance of this term loan and related accretion and amortization as of September 30, 2022, were as follows:

September 30, 2022
Term loan, gross (amount drawn)	$50,000
Debt issuance costs (legal and other administrative fees)	(2,523)
Accretion of end of term charge	71
Accumulated amortization of debt issuance costs	101
Term loan, net	$47,649

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
Our lead asset is our clinical stage product candidate avacincaptad pegol, which is also referred to as Zimura®, a complement C5 inhibitor. We are currently targeting the following diseases with avacincaptad pegol:
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
In October 2019, we announced positive 12-month data for GATHER1, our first Phase 3 clinical trial evaluating avacincaptad pegol for the treatment of GA secondary to AMD. In GATHER1, 286 patients were randomized to receive various doses of avacincaptad pegol, including avacincaptad pegol 2 mg, or sham control. We observed a 27.7% (p-value = 0.0063) reduction in the mean rate of growth (slope) estimated based on GA area between the avacincaptad pegol 2 mg group and the corresponding sham control group over 12 months, when performing the primary analysis, and a 35.4% (p-value = 0.0050) reduction in the mean rate of growth (slope) estimated based on GA area between the two groups over 12 months, when performing the supportive analysis. These results are based on a post-hoc analysis of the GATHER1 data using the U.S. Food and Drug Administration, or FDA, preferred primary efficacy endpoint analysis from our Special Protocol Assessment, or the SPA, which we describe further below. We analyzed the endpoint by using the square root transformation of the GA area, which we refer to as the primary analysis, and we analyzed the endpoint by using the observed GA area (without square root transformation), which we refer to as the supportive analysis. In GATHER1, through month 12, we did not observe any events of endophthalmitis or ischemic optic neuropathy events, and only one case of intraocular inflammation, which was mild and transient and reported as related to the injection procedure. The incidence of choroidal neovascularization, or CNV, in the study eye through month 12 was 6 patients (9.0%) in the avacincaptad pegol 2 mg group and 3 patients (2.7%) in the corresponding sham control group.

In June 2020, we started enrolling patients in GATHER2, our second Phase 3 clinical trial evaluating avacincaptad pegol for the treatment of GA secondary to AMD. In July 2021, we received a written agreement from the FDA under the SPA for the overall design of GATHER2. The SPA is a procedure by which the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for a new drug application, or NDA. In connection with our SPA, the FDA recommended, and we accepted, modifying the primary efficacy endpoint for the GATHER2 trial from the mean rate of change in GA area over 12 months measured by fundus autofluorescence, or FAF, at three timepoints: baseline, month 6 and month 12, to the mean rate of growth (slope) estimated based on GA area measured by FAF in at least three timepoints: baseline, month 6 and month 12.

In September 2022, we announced positive 12-month top-line data for GATHER2. In GATHER2, 448 patients were randomized on a 1:1 basis to receive avacincaptad pegol 2 mg or sham control over the first 12 months of the trial. At 12 months, we measured the primary efficacy endpoint in accordance with the SPA. In GATHER2, we observed a 14.3% (p-value = 0.0064) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the primary analysis, and a 17.7% (p-value = 0.0039) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the supportive analysis. We did not observe any events of endophthalmitis, intraocular inflammation events, events of vasculitis or ischemic optic neuropathy events through month 12, and the incidence of CNV in the study eye through month 12 was 15 patients (6.7%) in the avacincaptad pegol 2 mg group and 9 patients (4.1%) in the sham control group.

We believe that with the statistically significant results from our GATHER1 and GATHER2 trials and the safety profile of avacincaptad pegol to date, we have sufficient data from two independent, adequate and well-controlled pivotal clinical trials of avacincaptad pegol in GA secondary to AMD to support an application for marketing approval. We recently submitted to the FDA the first part of our NDA, which includes the complete clinical data package for avacincaptad pegol, for rolling review of avacincaptad pegol for the treatment of GA secondary to AMD. We plan to complete the submission of the NDA to the FDA by the end of 2022.

In addition to avacincaptad pegol, we are developing our preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitor, for GA secondary to AMD and potentially other age-related retinal diseases.
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
As we focus our efforts on and prioritize the development and potential commercialization of avacincaptad pegol, we have been considering our development options for IC-100 and IC-200, which we have been developing for RHO-adRP and BEST1-related IRDs, respectively. We are currently seeking a collaborator or licensee for the future development and potential commercialization of these product candidates.

Research and Development Pipeline
We have summarized the current status of our ongoing research and development programs in the table below.
Therapeutic Development Programs
Avacincaptad Pegol
Avacincaptad pegol, our complement C5 inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity. The following are brief descriptions of our clinical development programs for avacincaptad pegol, our manufacturing activities for avacincaptad pegol and our lifecycle management initiatives for avacincaptad pegol.
GATHER2 (GA secondary to AMD - Ongoing)
GATHER2 is an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of avacincaptad pegol for the treatment of GA secondary to AMD. In September 2022, we announced 12-month top-line data from this trial.
Trial Design
We enrolled 448 patients who were randomized to receive either monthly administration of avacincaptad pegol 2 mg or sham during the first 12 months of the trial. At month 12, patients in the avacincaptad pegol 2 mg arm are re-randomized to receive either monthly or every other month administration of avacincaptad pegol 2 mg and patients receiving monthly administrations of sham continue to receive monthly administrations of sham. The final evaluation for patients will take place at month 24.
We recently initiated an open-label extension study for patients who completed the GATHER2 trial; information about this study is described further below.
Baseline Characteristics
We collected baseline characteristics for all patients participating in the GATHER2 trial, which are presented below for each treatment group. These baseline characteristics include the intent-to-treat, or ITT, population, which includes all patients who were randomized in the trial and who received at least one dose of study drug in the relevant treatment group. For patients within each treatment group, where a numerical measurement was collected, we calculated the mean and standard deviation, or SD, for each measurement. SD is a statistical measure of the variability of a particular measurement within a patient population. Generally, two-thirds of all patients fall within approximately one SD, plus or minus, of the mean for any particular measurement. Based on these data, we believe that the baseline characteristics were balanced across the treatment groups.

Treatment Group
Baseline Characteristic	Avacincaptad Pegol 2 mg (N = 225)	Sham (N = 222)
Mean age, years (SD)	76.3 (8.6)	76.7 (8.8)
Female gender, number (%)	154 (68.4%)	156 (70.3%)
Active smokers, number (%)	106 (47.1%)	107 (48.2%)
Caucasian race, number (%)	182 (80.9%)	186 (83.8%)
Iris color, number (%):
Light	93 (41.3%)	109 (49.1%)
Medium	96 (42.7%)	79 (35.6%)
Dark	36 (16.0%)	34 (15.3%)
Mean intraocular pressure, mmHg (SD)	15.2 (2.5)	14.9 (2.6)
Non-subfoveal GA, number (%)	225 (100%)	222 (100%)
Multifocal GA, number (%)	178 (79.1%)	178 (80.2%)
GA size of greater than or equal to 4 disc areas, number (%)	54 (24.0%)	64 (28.8%)
Mean GA area, mm2 (SD)	7.48 (4.01)	7.81 (3.89)
Mean Sq. Root of GA area, mm (SD)	2.641 (0.714)	2.707 (0.696)
Bilateral GA, number (%)	212 (94.0%)	210 (95.0%)
Mean BCVA, ETDRS letters (SD)	70.9 (8.9)	71.6 (9.4)
Mean LL BCVA, ETDRS letters (SD)	41.0 (19.7)	39.6 (19.6)
Patients with Hyperautofluorscence - Banded/Diffuse, number (%)	217 (96.4%)	218 (98.2%)
Height, cm (SD)	164.6 (10.6)	164.0 (9.4)
Weight, kg (SD)	75.9 (18.3)	75.0 (15.8)

12-Month Safety Data
In GATHER2, there were no events of endophthalmitis, no intraocular inflammation events, no events of vasculitis and no ischemic optic neuropathy events through month 12. The most frequently reported ocular adverse events were related to the injection procedure, including transient intraocular pressure.
The incidence of CNV in the study eye through month 12 was 15 patients (6.7%) in the avacincaptad pegol 2 mg group and 9 patients (4.1%) in the sham control group. An independent masked reading center assessed the CNV cases in GATHER2 at the 12-month timepoint for exudative macular neovascularization, or eMNV, and non-exudative macular neovascularization, or neMNV. Please reference our Current Report on Form 8-K filed on April 4, 2022 for the CNV assessment criteria.

The following tables provide further detail on these adverse events of interest, along with the corresponding safety data from the GATHER1 trial at 12 months:

Reported Adverse Events of Interest

	Endophthalmitis	Intraocular Inflammation	Ischemic Optic Neuropathy
GATHER1
avacincaptad pegol 2 mg (N=67)	0	1*	0
Sham (N = 110)	0	0	0
GATHER2
avacincaptad pegol 2mg (N=225)	0	0	0
Sham (N=222)	0	0	0
*    Transient and mild; reported as related to injection procedure.

Reported Choroidal Neovascularization Cases

	eMNV (%)	neMNV (%)	Peripapillary CNV (%)	Total CNV (%)
GATHER1
avacincaptad pegol 2 mg (N=67)	4 (6.0%)	2 (3.0%)	0	6 (9.0%)
Sham (N = 110)	*	*	*	3 (2.7%)
GATHER2
avacincaptad pegol 2mg (N=225)	11 (4.9%)	1 (0.5%)	3 (1.3%)	15 (6.7%)
Sham (N=222)	7 (3.2%)	0	2 (0.9%)	9 (4.1%)
*     Not available.

The number of patients having treatment emergent adverse events, or TEAEs, organized by MedDRA system organ class, a standard method of reporting adverse events, for which there are two percent or greater of such TEAE among the patients in any treatment group, are set forth in the table below:

Patients with TEAEs in any Organ Class for which TEAE Comprises 2% or Greater of Patients in any Treatment Group

Treatment Group
Organ Class	avacincaptad pegol 2 mg (N = 225)	Sham (N = 222)
Blood and lymphatic system disorders	4 (1.8%)	5 (2.3%)
Cardiac disorders	22 (9.8%)	16 (7.2%)
Ear and labyrinth disorders	1 (0.4%)	5 (2.3%)
Eye disorders	110 (48.9%)	84 (37.8%)
Gastrointestinal disorders	16 (7.1%)	13 (5.9%)
General disorders and administration site conditions	7 (3.1%)	10 (4.5%)
Infections and infestations	59 (26.2%)	58 (26.1%)
Injury, poisoning and procedural complications	36 (16.0%)	32 (14.4%)
Investigations	31 (13.8%)	10 (4.5%)
Metabolism and nutrition disorders	9 (4.0%)	8 (3.6%)
Musculoskeletal and connective tissue disorders	22 (9.8%)	24 (10.8%)
Benign, malignant and unspecified neoplasms (including cysts and polyps)	9 (4.0%)	16 (7.2%)
Nervous system disorders	14 (6.2%)	28 (12.6%)
Psychiatric disorders	6 (2.7%)	4 (1.8%)
Renal and urinary disorders	10 (4.4%)	5 (2.3%)
Respiratory, thoracic and mediastinal disorders	10 (4.4%)	8 (3.6%)
Skin and subcutaneous tissue disorders	8 (3.6%)	10 (4.5%)
Vascular disorders	14 (6.2%)	13 (5.9%)

    The number of patients having ocular TEAEs in the study eye for which there are two percent or greater of such TEAE among the patients in any treatment group, are set forth in the table below:
Ocular TEAEs in any Organ Class in Study Eyes for which TEAE Comprises 2% or Greater of Patients in any Treatment Group

Treatment Group
Organ Class	avacincaptad pegol 2 mg (N = 225)	Sham (N = 222)
Eye disorders	104 (46.2%)	80 (36.0%)
Infections and infestations	3 (1.3%)	5 (2.3%)
Injury, poisoning and procedural complications	5 (2.2%)	1 (0.5%)
Investigations	21 (9.3%)	2 (0.9%)

Among the eye disorder ocular TEAEs, two of the TEAEs were reported as serious in the avacincaptad pegol 2 mg group, as compared to three TEAEs in the sham group. In the avacincaptad pegol 2 mg group, both serious TEAEs were cases of CNV. In the sham group, one serious TEAE was a CNV case, one was a case of visual acuity reduced and one was a case of visual acuity reduced transiently.
Among the ocular cases of injury, poisoning and procedural complications, all were procedural complications of intravitreal injection or sham administration. None of these cases were serious.

All 23 ocular investigation cases were cases of increased intraocular pressure, or IOP. None of these cases were serious. Of the 21 cases in the avacincaptad pegol 2 mg group, 20 of them were transient in nature; of the 20 transient cases, 19 of them resolved the same day. The single non-transient case in the avacincaptad pegol 2 mg group was for a patient with glaucoma at baseline. The increased incidence of increased IOP is expected for an intravitreal injection as compared to a sham procedure. Patients in the sham group had a barrel of a syringe placed against the eye to simulate the pressure of an injection but no needle penetrates the eye.

12-Month Efficacy Data

The primary efficacy endpoint, in accordance with our SPA with the FDA, is the mean rate of growth (slope) estimated based on GA area, as measured by FAF based on readings at three timepoints: baseline, month 6 and month 12. The FAF images were assessed by an independent masked reading center. We performed the pre-specified primary analysis of the endpoint by using the square root transformation of the GA area and we performed the pre-specified supportive analysis of the endpoint by using the observed GA area (without square root transformation). Detailed data for the primary efficacy endpoint with both the primary analysis and supportive analysis are shown in the accompanying table:

Mean Rate of Growth (Slope) in GA Area from Baseline to Month 12

MMRM Analysis (mixed model of repeated measures)	avacincaptad pegol 2 mg (N = 225)	Sham (N = 222)	Difference	% Difference	P-Value
Mean Rate of GA Growth (Slope) (mm) (Square Root Transformation)	0.336	0.392	0.056	14.3%	0.0064
Mean Rate of GA Growth (Slope) (mm2) (Observed)	1.745	2.121	0.376	17.7%	0.0039

We also analyzed the mean change in GA area from baseline to month 12 in GATHER2 using a point analysis, which was the pre-specified primary efficacy endpoint analysis in GATHER1. This analysis was performed based on FAF readings at the same three time points (baseline, month 6, and month 12) as the slope analyses. The results for the 12-month point analysis were consistent with the slope analyses and are described below.
The following tables show the GATHER1 and GATHER2 efficacy results for both (A) the mean rate of change in GA area from baseline to month 12 using a point analysis and (B) the mean rate of growth (slope) in GA area over 12 months. These results are provided using both the square root transformation and the observed GA areas.

GATHER1

MMRM Analysis	avacincaptad pegol 2 mg (N = 67)	Sham (N = 110)	Difference	% Difference	P-Value
Sq. Rt. Transformation
Mean Change in GA Area (mm)	0.292	0.402	0.110	27.4%	0.0072(a)
Mean Rate of GA Growth (Slope) (mm)	0.283	0.392	0.109	27.7%	0.0063(b)
Observed Area
Mean Change in GA Area (mm2)	1.592	2.290	0.697	30.5%	0.0059(a)
Mean Rate of GA Growth (Slope) (mm2)	1.221	1.889	0.668	35.4%	0.0050(b)
The estimates for the GATHER1 avacincaptad pegol 2 mg group vs. sham are from the MMRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2 of the trial, and should not be interpreted as directly observed data.

GATHER2

MMRM Analysis	avacincaptad pegol 2 mg (N = 225)	Sham (N = 222)	Difference	% Difference	P-Value
Sq. Rt. Transformation
Mean Change in GA Area (mm)	0.333	0.392	0.059	15.0%	0.0056(b)
Mean Rate of GA Growth (Slope) (mm)	0.336	0.392	0.056	14.3%	0.0064(a)
Observed Area
Mean Change in GA Area (mm2)	1.936	2.341	0.405	17.3%	0.0027(b)
Mean Rate of GA Growth (Slope) (mm2)	1.745	2.121	0.376	17.7%	0.0039(a)
Explanatory notes - in the above presentation:
(a)     Indicates pre-specified primary endpoint analysis; statistically significant;
(b)     Indicates descriptive p-value.

As part of the pre-specified statistical analysis plan for GATHER2, we also analyzed the mean rate of growth (slope) in GA area for avacincaptad pegol 2 mg as compared to sham for pre-specified patient subgroups based on baseline lesion size, baseline visual acuity, baseline autofluorescence pattern, age, and gender. Avacincaptad pegol 2 mg showed a reduction in the mean rate of growth (slope) in GA area for all analyzed subgroups.
The pre-specified supportive endpoints in GATHER2 included the mean change in best corrected visual acuity, or BCVA, and the mean change in low luminance best corrected visual acuity, or LL BCVA, from baseline to month 12. For BCVA, a favorable trend for avacincaptad pegol 2 mg was observed, which is consistent with GATHER1. For LL BCVA, a favorable trend was not observed.
Trial Conduct and Patient Retention
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
The number of patients who withdrew or otherwise discontinued from the GATHER2 trial during the first 12 months was 25 (11.1%) in the avacincaptad pegol 2 mg group and 17 (7.7% ) in the sham control group. We continue to focus on patient retention and closely monitor the COVID-19 pandemic and its effect on the trial.
Avacincaptad pegol Regulatory Pathway Following GATHER2
We believe that with the statistically significant results from our GATHER1 and GATHER2 trials and the safety profile of avacincaptad pegol to date, we have sufficient data from two independent, adequate and well-controlled pivotal clinical trials of avacincaptad pegol in GA secondary to AMD to support an application for marketing approval.
We recently submitted to the FDA the first part of our NDA, which includes the complete clinical data package for avacincaptad pegol, for rolling review of avacincaptad pegol, for the treatment of GA secondary to AMD. As previously disclosed, we received fast track designation from the FDA for avacincaptad pegol. One of the benefits of fast track designation is the potential for rolling review of an NDA. We requested rolling submission of our planned NDA, which the FDA granted. We plan to complete the submission of the NDA to the FDA for marketing approval of avacincaptad pegol for the treatment of GA secondary to AMD by the end of 2022.
We are also planning to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in 2023. Our plans are subject to feedback we may receive from planned interactions with regulatory authorities in Europe.
GATHER2 Open-Label Extension Study
We recently initiated an open-label extension study, or the OLE study, which is an international, open-label, multi-center clinical trial assessing the safety of intravitreal administration of avacincaptad pegol in patients who completed their month 24 visits in the GATHER2 trial. All patients participating in the OLE study will receive monthly doses of avacincaptad pegol 2 mg, regardless of the treatment arm (avacincaptad pegol or sham procedure) that they were randomized to in

GATHER2. We have started patient enrollment and plan to treat and follow patients for up to 18 months, or until marketing approval of avacincaptad pegol in the applicable region, whichever is sooner.
Planned Development in Intermediate AMD
As previously disclosed, we were planning to initiate a clinical trial evaluating avacincaptad pegol for the treatment of intermediate AMD, subject to feedback from the FDA and other regulatory authorities. In September 2022, we obtained favorable feedback from the FDA on our development plans. We are continuing to engage with the FDA regarding our development plans and strategy for this important patient population.
STAR (STGD1 - Ongoing)
STAR is an international, randomized, double-masked, sham controlled, multi-center clinical trial evaluating the safety and efficacy of avacincaptad pegol for the treatment of STGD1. STAR, similar to GATHER1, was designed to be a Phase 2b screening trial, with the potential to demonstrate statistically significant results depending on the magnitude of the potential benefit observed. If the results are positive and statistically significant, we believe this trial could potentially serve as a clinical trial that can support an application for marketing approval. We initially enrolled 95 patients in the STAR trial, none of whom have any remaining study visits.
In July 2020, we reopened enrollment in this trial in the United States. We continue to enroll new patients and plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. As we continue to enroll new patients, we continue to monitor the COVID-19 pandemic closely and may need to slow down or stop patient enrollment in certain geographies depending on the local situation. Newly enrolled patients are randomized on a 1:1 basis to be treated with either avacincaptad pegol 4 mg or sham for 18 months. We have been and plan to remain masked to the treatment group of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial.
Avacincaptad Pegol Manufacturing
In early 2017, we completed the small scale manufacture of multiple batches of avacincaptad pegol drug substance that we are using to support clinical drug supply for the GATHER2 trial, the OLE study and the expanded STAR trial. We are working with our historical contract manufacturer for avacincaptad pegol drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for avacincaptad pegol drug substance. Recently, Agilent completed the manufacture of multiple batches of avacincaptad pegol drug substance at a larger scale, a scale which we believe can support commercial launch, if approved. We are continuing to work with Agilent on additional scale up and validation activities.
In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce avacincaptad pegol drug substance at an adequate scale for potential commercial use. We experienced issues during technology transfer of the existing manufacturing process to this manufacturer, which resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of avacincaptad pegol drug substance upon launch, if approved, and the new manufacturer as a second source of supply of avacincaptad pegol drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process can be produced consistently, delivering quality product meeting specifications. We are continuing analytical method development and qualification with our contract manufacturers and laboratories.
Starting in 2020, we have worked with a contract manufacturer to provide us with additional supply of avacincaptad pegol drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We believe we have sufficient avacincaptad pegol drug product for these two clinical trials. In addition, we are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of avacincaptad pegol drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. Ajinomoto has produced avacincaptad pegol drug product using the new vial, which we are using for a portion of the second-year study visits for patients in the GATHER2 trial and for the OLE study. We believe Ajinomoto has the capacity to supply us with avacincaptad pegol drug product with the new vial for our expected commercial supply needs upon launch, if approved.
We order the polyethylene glycol, or PEG, starting material used to make avacincaptad pegol drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are continuing discussions regarding a long-term supply agreement with this manufacturer for the PEG starting material. We believe this supplier has the capacity to supply us with the PEG at the scale that we will need for commercial manufacturing.
Avacincaptad Pegol Lifecycle Initiatives

We continue to pursue various lifecycle management initiatives for avacincaptad pegol. We have been exploring multiple sustained release delivery technologies for avacincaptad pegol, including analyzing and evaluating the resulting formulations of the technologies with avacincaptad pegol.
One of the technologies that we have evaluated is DelSiTech’s proprietary silica-based sustained release technology. We have been encouraged by the results of preliminary feasibility studies of avacincaptad pegol formulated with DelSiTech’s silica-based sustained release technology and as a result, in June 2022 we entered into a license agreement with DelSiTech, or the DelSiTech License Agreement, under which we obtained a worldwide, exclusive license under specified patent rights and know-how to develop and commercialize new formulations of avacincaptad pegol using DelSiTech’s silica-based sustained release technology for treating diseases of the human eye. We plan to develop these sustained release delivery technologies for GA and earlier stages of AMD.
In addition to DelSiTech’s technology, we continue to evaluate other sustained release delivery technologies for avacincaptad pegol. If any of the other resulting formulations are promising, we may pursue long-term development collaborations with those technologies.
IC-500: HtrA1 Inhibitor
IC-500 is our preclinical product candidate for the treatment of GA secondary to AMD and potentially other age-related retinal diseases. We selected IC-500 as the lead compound from our HtrA1 inhibitor program, which includes a number of small molecule compounds that show high affinity and specificity for HtrA1 when tested in vitro.
We plan to conduct additional preclinical studies to optimize the dosage, delivery and formulation of IC-500. As a result, we do not expect to submit an investigational new drug application for IC-500 mid-next year, as we had previously planned. We remain committed to this program.

Gene Therapy Research and Development Programs
IC-100: Product Candidate for RHO-adRP
We have been conducting the preclinical development of IC-100, our novel AAV gene therapy product candidate for the treatment of RHO-adRP. We have been considering our development options for this product candidate. We currently are seeking a collaborator or licensee for the future development and potential commercialization of IC-100.
IC-200: Product Candidate for BEST1-Related IRDs
We have been conducting the preclinical development of IC-200, our novel AAV gene therapy product candidate for the treatment of BEST1-related IRDs. We have been considering our development options for this product candidate. We currently are seeking a collaborator or licensee for the future development and potential commercialization of IC-200.
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
The following is a summary of our minigene programs and their status:
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
Recent Impact of COVID-19
The COVID-19 pandemic and other macro-economic events, such as the military action taken by Russia against Ukraine, and governmental responses to those events have affected the world economy in various ways, including causing delays and challenges to the global supply chain and the work and operations of many manufacturers and service providers. We rely heavily on third-party contract manufacturing organizations, contract research organizations and other vendors to support our clinical trials, manufacturing activities and other business operations. We describe below some of the recent impacts of these macro-economic events on our business and operations.

Over the past two years, the pharmaceutical industry and the contract manufacturing organizations and suppliers supporting the industry as a whole have been impacted by the global supply chain disruptions in wake of the COVID-19 pandemic. For example, the new manufacturer we are working with as a second source of supply for avacincaptad pegol drug substance has experienced issues with procuring a number of raw materials due to supply chain interruptions, which caused several delays to our manufacturing timelines with this manufacturer. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials or the OLE study and we do not believe our overall timelines for avacincaptad pegol have been materially impacted as a result of supply chain issues affecting our contract manufacturers. The impact of the COVID-19 pandemic and future variants and subvariants on our operations remains uncertain and we are continuing to monitor the situation closely.
We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the three and nine months ended September 30, 2022. For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the Risk Factors contained in this Quarterly Report on Form 10-Q.
Business Development and Financing Activities
As we continue the development of our product candidates and programs, prepare for the potential commercialization of avacincaptad pegol and evaluate our overall strategic priorities, we continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We have been focused on pursuing potential sustained release delivery technologies for avacincaptad pegol, such as DelSiTech’s silica-based sustained release technology, for which we entered into the DelSiTech License Agreement. We plan to continue to evaluate, on a selective and targeted basis, additional opportunities to obtain rights to product candidates and technologies for retinal diseases, including additional sustained release delivery technologies for avacincaptad pegol that may be promising and meet our criteria. In addition, we continue to explore potential collaboration and out-licensing opportunities for the future development and potential commercialization of our product candidates, including potential collaboration opportunities for the future development and potential commercialization of avacincaptad pegol in one or more territories outside the United States and collaboration and out-license opportunities for the future development and potential commercialization of IC-100 and IC-200.
In July 2022, we executed a Loan and Security Agreement with Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, for a $250.0 million term loan facility, or the 2022 Term Loan Facility. The 2022 Term Loan Facility has tranched availability as follows:
•$50.0 million fully funded at closing.
•$50.0 million available at our option through December 15, 2022, subject to the GATHER2 trial achieving its protocol-specified primary endpoint and our having sufficient clinical data package to support the submission of an NDA to the FDA for avacincaptad pegol in GA.
•$25.0 million available at our option through September 30, 2023, subject to our submission of an NDA and its acceptance by the FDA for avacincaptad pegol before this date.
•$75.0 million available at our option through the earlier of (a) September 30, 2024 or (b) 90 days following FDA approval of the use of avacincaptad pegol for GA, subject to our achieving such approval; and
•$50.0 million available with lender approval.
Future capital draws are at our election and are in $5.0 million increments. The 2022 Term Loan Facility includes a 42 month interest only period and is extendable up to five years upon meeting certain conditions.

For information about our follow-on public offerings that we completed in July 2021 and October 2021 and more detailed information about the 2022 Term Loan Facility, please see the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations. We expect to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals.
Financial Matters
As of September 30, 2022, we had cash, cash equivalents and available-for-sale securities of $320.5 million, inclusive of the $50 million we borrowed under the 2022 Term Loan Facility with Hercules and SVB in July 2022. We estimate our year-end 2022 cash, cash equivalents and available for sale securities to range between $265 and $275 million. We estimate that our cash, cash equivalents, available for sale securities and committed loan facilities will be sufficient to fund our planned capital expenditure requirements, debt service obligations and operating expenses through at least mid-2024. These estimates are based on our current business plan, including the continuation of our ongoing clinical development programs for ACP in GA secondary to AMD and STGD1, including the recently initiated OLE study, evaluating ACP for intermediate AMD, preparation and submission of an NDA and a MAA for ACP in GA, continuing preparations for potential commercialization of ACP for GA in the United States, pursuing DelSiTech’s silica-based sustained release delivery technology and exploring additional sustained release delivery technologies for ACP, and the advancement of our IC-500 development program. These estimates do not include any potential new borrowings under the 2022 Term Loan Facility with Hercules and SVB, including the $50 million that we plan to borrow in the fourth quarter of 2022. Also excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of ACP, such as associated sales force expenses, any additional expenditures related to potentially studying ACP in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue.
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
All research and development expenses are charged to operations as incurred in accordance with Financial Accounting Standards Board, Accounting Standards Codification, or ASC, 730, Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we record expenses by functional department. Accordingly, we do not allocate expenses to individual projects or product candidates, although we do allocate some portion of our research and development expenses by project area or product candidate, as shown below.
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and September 30, 2021: For the nine months ended September 30, 2022, avacincaptad pegol research and development expenses include a $1.3 million upfront license fee related to lifecycle management programs that was previously allocated to other research and development costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Avacincaptad Pegol	$14,974	$11,509	$53,040	$37,533
IC-500: HtrA1	694	348	2,013	1,320
IC-100: RHO-adRP	544	(272)	241	933
IC-200: BEST1	(384)	724	(344)	2,685
Other gene therapy	37	15	71	11
Prior product candidate Fovista	1	2	1	(7)
Personnel-related	6,162	4,277	17,578	13,247
Share-based compensation	2,681	1,476	8,108	4,138
Other	258	(144)	463	112
Total	$24,967	$17,935	$81,171	$59,972
As we continue our ongoing clinical trials and the OLE study, plan for and initiate clinical development of avacincaptad pegol in intermediate AMD and continue our ongoing and planned manufacturing and lifecycle management activities for avacincaptad pegol, we expect our research and development expenses for avacincaptad pegol to increase. We expect our research and development expenses for IC-500 to increase as we continue preclinical development. We expect our research and development expenses for IC-100 and IC-200 to be de minimis for the foreseeable near future. We expect our research and development expenses for our minigene research programs to remain largely unchanged as we continue those programs as currently planned. Our research and development expenses may increase if we in-license or acquire any new product candidates or technologies or if we commence any new development programs.
We expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate that the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities, and to potentially seek marketing approval for avacincaptad pegol for indications outside of GA or for any of our other product candidates.
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
A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, we are conducting the GATHER2 trial, which is a Phase 3 clinical trial evaluating avacincaptad pegol for GA secondary to AMD, with the belief that data collected from this trial, together with other available data, are sufficient to support an application for marketing approval for this indication in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, conduct additional clinical trials for avacincaptad pegol in GA or conduct additional nonclinical studies of avacincaptad pegol in order to seek or maintain regulatory approval or qualify for reimbursement approval. As a result of any of the above, we could be required to expend significant additional financial resources and time on the completion of development of avacincaptad pegol in GA. For example, based on our assessment of the data we have collected for avacincaptad pegol to date and the requirements of regulatory authorities, we are conducting a pharmacokinetic substudy involving a portion of the patients enrolled in the GATHER2 trial and an additional nonclinical study of avacincaptad pegol. In addition, we decided to conduct the OLE study. Each of the foregoing studies have resulted in increased research and development expenses for avacincaptad pegol.
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
We expect to incur additional general and administrative expenses as we continue preparing for the potential commercialization of avacincaptad pegol.
Interest Income
We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, investment-grade corporate debt securities, asset-backed securities, and debt instruments issued by foreign governments, which generate a nominal amount of interest income.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and share-based compensation described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Results of Operations
Comparison of Three Month Periods Ended September 30, 2022 and 2021

	Three months ended September 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$24,967	$17,935	$7,032
General and administrative	17,545	6,648	10,897
Total operating expenses	42,512	24,583	17,929
Loss from operations	(42,512)	(24,583)	17,929
Interest income, net	200	42	158
Other expense, net	(39)	(10)	29
Loss before income tax benefit	(42,351)	(24,551)	17,800
Income tax benefit	—	—	—
Net loss	$(42,351)	$(24,551)	$17,800
Research and Development Expenses
Our research and development expenses were $25.0 million for the three months ended September 30, 2022, an increase of $7.0 million compared to $17.9 million for the three months ended September 30, 2021. The increase in research and development expenses for the three months ended September 30, 2022 was primarily due to a $3.5 million increase in costs associated with avacincaptad pegol, including the ongoing GATHER2 trial and increased manufacturing activities. In addition, the increase in research and development expenses was due to a $3.1 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. The increase in research and development expenses was partially offset by a $1.1 million decrease in costs associated with IC-200. The decreased costs for IC-200 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $17.5 million for the three months ended September 30, 2022, an increase of $10.9 million compared to $6.6 million for the three months ended September 30, 2021. The increase in general and administration expenses for the three months ended September 30, 2022 was primarily due to increases in personnel costs, including share-based compensation associated with staffing for commercial preparation.
Interest Income, net
Interest income for the three months ended September 30, 2022 was $1.3 million compared to interest income of $42 thousand for the three months ended September 30, 2021. Interest income for the three months ended September 30, 2022 was partially offset by $1.1 million of interest expense which was due to our borrowings under the 2022 Term Loan Facility. There was no interest expense for the three months ended September 30, 2021. The increase in interest income for the three months ended September 30, 2022 was primarily due to rising interest rates and an increase in our cash equivalents and marketable securities average balances.

Comparison of Nine Month Periods Ended September 30, 2022 and 2021

	Nine months ended September 30, 2020
	2022	2021	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$81,171	$59,972	$21,199
General and administrative	45,764	21,688	24,076
Total operating expenses	126,935	81,660	45,275
Loss from operations	(126,935)	(81,660)	45,275
Interest income, net	815	184	631
Other expense, net	(30)	(13)	17
Loss before income tax benefit	(126,150)	(81,489)	44,661
Income tax benefit	—	—	—
Net loss	$(126,150)	$(81,489)	$44,661
Research and Development Expenses
Our research and development expenses were $81.2 million for the nine months ended September 30, 2022, an increase of $21.2 million compared to $60.0 million for the nine months ended September 30, 2021. The increase in research and development expenses for the nine months ended September 30, 2022 was primarily due to a $15.5 million increase in costs associated with avacincaptad pegol, including a $1.3 million upfront license fee related to lifecycle management programs for avacincaptad pegol, and a $8.3 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. The increased costs for avacincaptad pegol were primarily due to the ongoing progress of the GATHER2 trial and increased manufacturing activities. The increase in research and development expenses was partially offset by a $0.7 million decrease in costs associated with IC-100 and a $3.0 million decrease in costs associated with IC-200. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $45.8 million for the nine months ended September 30, 2022, an increase of $24.1 million compared to $21.7 million for the nine months ended September 30, 2021. The increase in general and administration expenses for the nine months ended September 30, 2022 was primarily due to increases in personnel costs, including share-based compensation associated with preparations for potential commercial launch of avacincaptad pegol in GA.
Interest Income, net
Interest income for the nine months ended September 30, 2022 was $1.9 million compared to interest income of $0.2 million for the nine months ended September 30, 2021. Interest income for the nine months ended September 30, 2022 was partially offset by $1.1 million of interest expense which was due to our borrowings under the 2022 Term Loan Facility. There was no interest expense for the nine months ended September 30, 2021. The increase in interest income for the nine months ended September 30, 2022 was primarily due to rising interest rates and an increase in our cash equivalents and marketable securities average balances.
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

In July 2022 we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules and SVB for the 2022 Term Loan Facility, which consists of several tranches of potential financing in an aggregate principal amount of up to $250.0 million. The first tranche consisted of a term loan advance in the amount of $50.0 million funded upon execution of the Loan Agreement on July 26, 2022. An aggregate of $150.0 million may be drawn at our option, in three separate tranches, subject to our achievement of specified performance milestones relating to development and regulatory events for avacincaptad pegol, as described below in “—Contractual Obligations and Commitments”. We believe we have achieved the first milestone and can draw an additional $50.0 million at any time on or before December 15, 2022. We plan to borrow the full $50.0 million tranche that is available during the fourth quarter of 2022. An additional $50.0 million is available subject to the approval of the facility lenders’ investment committees in their discretion. Loans outstanding under facility bear interest at a floating interest rate per annum equal to the greater of either (i) (x) the lesser of the Wall Street Journal prime rate and 6.25% plus (y) 4.00% or (ii) 8.75%, capped at 10.25%. The facility matures in August 2027 and has an initial interest-only payment period of 42 months, which may be extended to up to 60 months upon the satisfaction of certain conditions.
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
Cash Flows
As of September 30, 2022, we had cash, cash equivalents and available for sale securities totaling $320.5 million. We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, certain asset-backed securities and certain investment-grade corporate debt securities.
The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(114,537)	$(76,125)
Investing Activities	(48,410)	80,202
Financing Activities	54,600	109,429
Net change in cash and cash equivalents	$(108,347)	$113,506
Cash Flows from Operating Activities
Net cash used in operating activities in the nine months ended September 30, 2022 and 2021 related primarily to net cash used to fund our avacincaptad pegol clinical trials and manufacturing activities, our preclinical development of IC-500, IC-100 and IC-200, our gene therapy research programs and to support our general and administrative operations.
See “—Funding Requirements” below for a description of how we expect to use our cash for operating activities in future periods.

Cash Flows from Investing Activities
Net cash used in investing activities was $48.4 million for the nine months ended September 30, 2022, which related to the purchases of marketable securities. Net cash provided by investing activities was $80.2 million for the nine months ended September 30, 2021, which related to the maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $54.6 million for the nine months ended September 30, 2022, which primarily consisted of $50.0 million of proceeds from the 2022 Term Loan Facility, partially offset by a $2.5 million payment for issuance costs, and $7.1 million of proceeds related to stock option exercises and purchases made under our employee stock purchase plan.
Net cash provided by financing activities was $109.4 million for the nine months ended September 30, 2021, primarily consisted of $107.8 million of net proceeds from our follow-on public offering in July 2021 and $1.7 million of proceeds related to stock option exercises and purchases made under our employee stock purchase plan.
Funding Requirements
Avacincaptad pegol is in clinical development, IC-500 is in preclinical development, and we are exploring multiple sustained release delivery technologies for avacincaptad pegol and advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, such as our initiation of the OLE study for avacincaptad pegol in GA secondary to AMD, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including additional sustained release delivery technologies for avacincaptad pegol and any promising product candidates that emerge from our gene therapy research programs. We plan to find a collaborator or licensee for the future development and potential commercialization of IC-100 and IC-200; if we are not successful in finding a collaborator or licensee, we may need to continue the development of one or both of those product candidates by ourselves, which would increase our research and development expenses. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We have started incurring these expenses as we prepare for the potential commercialization of avacincaptad pegol. We are party to agreements with Archemix with respect to avacincaptad pegol, DelSiTech with respect to formulations of avacincaptad pegol with DelSiTech’s silica-based sustained release delivery technology, the former equity holders of Inception 4 with respect to IC-500, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn, with respect to IC-100 and IC-200, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to formulations of avacincaptad pegol with DelSiTech’s silica-based sustained release delivery technology, IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•continue the development of avacincaptad pegol in GA and STGD1 and initiate development of avacincaptad pegol in intermediate AMD and potentially other indications;
•expand our outsourced manufacturing capabilities for avacincaptad pegol and IC-500 and establish commercial operations and sales, marketing and distribution capabilities for avacincaptad pegol;
•prepare an NDA and an MAA for avacincaptad pegol and seek marketing approval for any product candidates that successfully complete clinical trials;

•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, such as sustained release delivery technologies for avacincaptad pegol;
•continue the development of IC-500 and pursue our gene therapy research programs;
•maintain, expand and protect our intellectual property portfolio;
•hire additional commercial, medical affairs, clinical, regulatory, pharmacovigilance, manufacturing, quality control, quality assurance and scientific personnel; and
•expand our general and administrative functions to support our future growth.
As of September 30, 2022, we had cash, cash equivalents and available-for-sale securities of $320.5 million, inclusive of the $50 million we borrowed under the 2022 Term Loan Facility with Hercules and SVB in July 2022. We estimate our year-end 2022 cash, cash equivalents and available for sale securities to range between $265 and $275 million. We estimate that our cash, cash equivalents, available for sale securities and committed loan facilities will be sufficient to fund our planned capital expenditure requirements, debt service obligations and operating expenses through at least mid-2024. These estimates are based on our current business plan, including the continuation of our ongoing clinical development programs for ACP in GA secondary to AMD and STGD1, including the recently initiated OLE study, evaluating ACP for intermediate AMD, preparation and submission of an NDA and a MAA for ACP in GA, continuing preparations for potential commercialization of ACP for GA in the United States, pursuing DelSiTech’s silica-based sustained release delivery technology and exploring additional sustained release delivery technologies for ACP, and the advancement of our IC-500 development program. These estimates do not include any potential new borrowings under the 2022 Term Loan Facility with Hercules and SVB, including the $50 million that we plan to borrow in the fourth quarter of 2022. Also excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of ACP, such as associated sales force expenses, any additional expenditures related to potentially studying ACP in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue.
We expect the development of our product candidates will continue for at least the next several years. Although we believe we have sufficient financial resources for the activities necessary to complete development of, including manufacturing scale-up and validation activities, and potentially seek marketing approval of avacincaptad pegol in GA, we expect we will require additional funding in order to launch and commercialize avacincaptad pegol in GA, if approved. We also expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize avacincaptad pegol for other indications, a sustained release delivery technology for avacincaptad pegol or any of our other product candidates. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for avacincaptad pegol for any other indication, a sustained release delivery technology for avacincaptad pegol or for any of our other product candidates.

Our future capital requirements will depend on many factors, including:
•the costs, timing and outcome of regulatory filings and reviews of our product candidates, including the planned submission and regulatory review of an NDA and an MAA for avacincaptad pegol in GA;
•the timing, scope and costs of establishing a commercial infrastructure for potential commercialization of avacincaptad pegol, including the hiring and deployment of a sales force and the establishment of sales, marketing and distribution capabilities;
• the scope, progress, costs and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with avacincaptad pegol and our other product candidates;
•the scope, progress, costs and results of our current and future avacincaptad pegol clinical programs and any further development we may undertake;
•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including a potential collaboration for the further development and potential commercialization of avacincaptad pegol in one or more territories outside the United States;
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including sustained release delivery technologies for avacincaptad pegol;
•the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
•the scope, progress, costs and results of our efforts to develop IC-500, including activities to establish manufacturing capabilities and other preclinical development activities to enable us to submit an IND for this product candidate;
•the scope, progress, costs and results from our gene therapy research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;
•the timing and extent of delays or disruptions to our research and development programs as a result of the COVID-19 pandemic and other macro-economic events;
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims; and
•subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if the timeline for potential commercial launch of avacincaptad pegol is accelerated, if we need to establish commercial infrastructure or capabilities, including hiring additional personnel or conducting additional disease-state awareness activities, to a greater extent than we have planned, or if we choose not to or are unable to find a collaborator for commercialization of avacincaptad pegol in one or more territories outside the United States. Our costs may also exceed our expectations if we experience an issue with manufacturing, such as issues with process development, scale-up and validation, or establishing and qualifying second source suppliers and ensuring adequate inventory for our expected needs, including potential launch of avacincaptad pegol; if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply; if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data; or if we modify or further expand the scope of our clinical trials, preclinical development programs or gene therapy research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct. For example, we believe that the data from the GATHER2 trial, together with other available data, are sufficient to support an application for marketing approval in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, conduct additional clinical trials or nonclinical studies of avacincaptad pegol in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 or STAR trials, including slowing patient enrollment in STAR or causing enrolled patients in either trial to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.

Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and other macro-economic events, such as the current high levels of inflation, and governmental responses to those events have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $162.6 million in net proceeds in an underwritten public offering of our common stock in October 2021, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, Nasdaq listing rules generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay or reduce our future commercialization efforts, or delay, reduce or terminate the development of one or more of our product candidates.
Until such time, if ever, when we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. For example, in July 2022, we entered into the Loan Agreement with Hercules and SVB, providing for the 2022 Term Loan Facility, pursuant to which we have total borrowing capacity under several tranches of up to $250.0 million in aggregate principal amount, of which (i) $50.0 million has been drawn upon execution of the Loan Agreement, (ii) an aggregate of $150.0 million may be drawn at our option, in three separate tranches, subject to our achievement of specified performance milestones relating to development or regulatory events for avacincaptad pegol as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” and (iii) an additional $50.0 million is available subject to approval of the lenders’ investment committees in their discretion. However, if we do not satisfy the specified performance milestones or the lenders do not otherwise approve additional borrowings, we will not have access to the remaining amounts of the 2022 Term Loan Facility. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future equity issuances may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, would involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, making certain investments or entering into certain other transactions. For example, the covenants under the Loan Agreement include limitations on our ability to obtain additional financing, to make certain investments and to enter into certain other transactions. In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests.
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
2022 Term Loan Facility
On July 26, 2022, or the Closing Date, we and certain of our subsidiaries, or the Subsidiary Borrowers, entered into the Loan Agreement with Hercules in its capacity as administrative agent and collateral agent, or the Agent, and as a lender, SVB and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders, which we refer to collectively as the Lenders. The Loan Agreement provides for term loans in an aggregate principal amount of up to $250.0 million under multiple tranches, or the 2022 Term Loan Facility, available as follows: (i) a term loan advance in the amount of $50.0 million, which was drawn on the Closing Date; (ii) subject to our announcement that the GATHER2 trial evaluating avacincaptad pegol in GA has achieved its protocol-specified primary endpoint and that we have a sufficient clinical data package to support the submission of an NDA to the FDA for avacincaptad pegol in GA, or Milestone 1, a second tranche consisting of term loan advances in the aggregate principal amount of $50.0 million available at our option beginning on the date that Milestone 1 is achieved through December 15, 2022; (iii) subject to our submission of an NDA to the FDA for avacincaptad pegol in GA and the FDA accepting such NDA for review, or Milestone 2, a third tranche consisting of term loan advances in the aggregate principal amount of $25.0 million, available at our option beginning on the date that Milestone 2 is achieved through September 30, 2023; (iv) subject to FDA approval of avacincaptad pegol in GA with a label generally consistent with that sought in our NDA, or Milestone 3, a fourth tranche consisting of term loan advances in the aggregate principal amount of $75.0 million, available at our option beginning on the date that Milestone 3 is achieved and continuing through the earlier of (x) September 30, 2024 and (y) the date that is 90 days after the date that Milestone 3 is achieved; and (v) subject to approval by the Lenders’ investment committee in its discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available on or before the Amortization Date (as defined below). We believe we have achieved Milestone 1 and plan to borrow the full $50.0 million tranche that is available during the fourth quarter of 2022. With the exception of the first $50.0 million tranche available on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at our election. We have agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general corporate purposes.

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

The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent, or the Qualified Cash, during the period commencing on May 15, 2023 through August 14, 2024. Commencing on August 15, 2024, we will also be required to maintain a certain minimum amount of trailing six-month net product revenue from the sale of avacincaptad pegol, tested on a quarterly basis. The revenue covenant will be waived at any time at which we (x) (i) maintain a market capitalization in excess of $600.0 million and (ii) maintain Qualified Cash in an amount greater than or equal to fifty percent (50%) of the outstanding 2022 Term Loan Facility at such time or (y) maintain Qualified Cash in an amount greater than or equal to ninety percent (90%) of the outstanding 2022 Term Loan Facility at such time. Upon the occurrence of an event of default, including a material adverse change, subject to certain exceptions, on our business, operations, properties, assets or financial condition, and of the Subsidiary Borrowers taken as a whole, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of September 30, 2022, we were in compliance with all applicable covenants under the Loan Agreement.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available for sale securities of $320.5 million as of September 30, 2022, consisting of cash and investments in money market funds, U. S. Treasury securities, corporate debt securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CDMOs, CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2022, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business Plan, Financial Position and Need for Additional Capital
We are a development-stage company without any commercial products. The value of our company is highly dependent on the success and potential commercialization of avacincaptad pegol and our other research and development efforts and the amount of our available cash. Our research and development programs, which are focused on novel therapies and technologies, carry significant scientific and other risks. If any of these programs are not successful, the value of your investment may decline.
 We are a development-stage company without any approved products. Our growth prospects and the future value of our company are dependent on the progress of our research and development programs, including our ongoing and any future clinical trials for avacincaptad pegol, our preclinical development program for IC-500, and our gene therapy research programs. In particular, we are highly dependent on the success of avacincaptad pegol, and any delays or issues with its potential marketing approval or its potential commercialization will likely cause the value of your investment to decline significantly. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.
We may encounter unforeseen difficulties, complications, delays, expenses and other known and unknown factors. We may never be successful in developing or commercializing any of our product candidates or other programs. There is a high rate of failure in pharmaceutical research and development. Even if we have promising preclinical or clinical candidates, their development could fail at any time. Our failure could be due to unexpected scientific, safety or efficacy issues with our product candidates and other programs, invalid hypotheses regarding the molecular targets and mechanisms of action we choose to pursue or unexpected delays in our research and development programs resulting from applying the wrong criteria or experimental systems and procedures to our programs or lack of experience or other factors, including disruptions resulting from the COVID-19 pandemic and other macroeconomic factors, with the possible result that none of our product candidates or other programs result in the development of marketable products. Although we have results from two large-scale, pivotal clinical trials (GATHER1 and GATHER2) with safety and efficacy data that we believe are sufficient to seek marketing approval for avacincaptad pegol for GA, we need to complete activities necessary to apply for and obtain marketing approval, including the qualification of one or more commercial manufacturers through pre-approval inspections with regulatory authorities. We are working to transition from a company having a product development focus to a company capable of commercializing pharmaceutical products. At this time, we are continuing to hire commercialization personnel and build a commercial infrastructure for the potential commercialization of avacincaptad pegol, if approved. We may not be successful in such a transition, as our company has never conducted the sales, marketing, manufacturing and distribution activities necessary for successful product commercialization.
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

•making arrangements with third-party manufacturers for scale-up and commercial manufacturing, validating and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities and ensuring adequate supply of drug substance, drug product and starting materials used for the manufacture of drug substance and drug product;

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

•obtaining and maintaining patent and trade secret protection and regulatory exclusivity, including under the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or FDCA, or the Orphan Drug Act if we choose to seek such protections for any of our product candidates;

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

We have a history of significant operating losses. We expect to continue to incur losses until such time, if ever, that we successfully commercialize one or more of our product candidates and may never achieve or maintain profitability.

Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021 and October 2021 and borrowings under the 2022 Term Loan Facility, pursuant to the Loan Agreement with Hercules and SVB. As of September 30, 2022, we had an accumulated deficit of $805.7 million. Our net loss was $42.2 million for the nine months ended September 30, 2022 and we expect to continue to incur significant operating losses for the foreseeable future.
Avacincaptad pegol is in clinical development, IC-500 is in preclinical development, and we are exploring multiple sustained release delivery technologies for avacincaptad pegol and advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, such as our initiation of the OLE study for avacincaptad pegol in GA secondary to AMD, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including additional sustained release delivery technologies for avacincaptad pegol and any promising product candidates that emerge from our gene therapy research programs. We plan to find a collaborator or licensee for the future development and potential commercialization of IC-100 and IC-200; if we are not successful in finding a collaborator or licensee, we may need to continue the development of one or both of those product candidates by ourselves, which would increase our research and development expenses. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We have started incurring these expenses as we prepare for the potential commercialization of avacincaptad pegol. We are party to agreements with Archemix with respect to avacincaptad pegol, DelSiTech with respect to formulations of avacincaptad pegol with DelSiTech’s silica-based sustained release delivery technology, the former equity holders of Inception 4 with respect to IC-500, the University of Florida Research Foundation, Incorporated, or UFRF, and Penn, with respect to IC-100 and IC-200, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to formulations of avacincaptad pegol with DelSiTech’s silica-based sustained release delivery technology, IC-100, IC-200 and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•continue the development of avacincaptad pegol in GA and STGD1 and initiate development of avacincaptad pegol in intermediate AMD and potentially other indications;
•expand our outsourced manufacturing capabilities for avacincaptad pegol and IC-500 and establish commercial operations and sales, marketing and distribution capabilities for avacincaptad pegol;
•prepare an NDA and an MAA for avacincaptad pegol and seek marketing approval for any product candidates that successfully complete clinical trials;
•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, such as sustained release delivery technologies for avacincaptad pegol;
•continue the development of IC-500 and pursue our gene therapy research programs;
•maintain, expand and protect our intellectual property portfolio;

•hire additional commercial, medical affairs, clinical, regulatory, pharmacovigilance, manufacturing, quality control, quality assurance and scientific personnel; and
•expand our general and administrative functions to support our future growth.
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
We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize avacincaptad pegol or any of our other product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate one or more of our product development programs or commercialization efforts. We may require additional funding beyond what we currently expect or sooner than we currently expect.

As of September 30, 2022, we had cash, cash equivalents and available-for-sale securities of $320.5 million, inclusive of the $50 million we borrowed under the 2022 Term Loan Facility with Hercules and SVB in July 2022. We estimate our year-end 2022 cash, cash equivalents and available for sale securities to range between $265 and $275 million. We estimate that our cash, cash equivalents, available for sale securities and committed loan facilities will be sufficient to fund our planned capital expenditure requirements, debt service obligations and operating expenses through at least mid-2024. These estimates are based on our current business plan, including the continuation of our ongoing clinical development programs for ACP in GA secondary to AMD and STGD1, including the recently initiated OLE study, evaluating ACP for intermediate AMD, preparation and submission of an NDA and a MAA for ACP in GA, continuing preparations for potential commercialization of ACP for GA in the United States, pursuing DelSiTech’s silica-based sustained release delivery technology and exploring additional sustained release delivery technologies for ACP, and the advancement of our IC-500 development program. These estimates do not include any potential new borrowings under the 2022 Term Loan Facility with Hercules and SVB, including the $50 million that we plan to borrow in the fourth quarter of 2022. Also excluded from these estimates are any potential approval or sales milestones payable to Archemix or any potential expenses for actual commercial launch of ACP, such as associated sales force expenses, any additional expenditures related to potentially studying ACP in indications outside of GA, STGD1 and intermediate AMD, or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue.
We expect the development of our product candidates will continue for at least the next several years. Although we believe we have sufficient financial resources for the activities necessary to complete development of, including manufacturing scale-up and validation activities, and potentially seek marketing approval of avacincaptad pegol in GA, we expect we will require additional funding in order to launch and commercialize avacincaptad pegol in GA, if approved. We also expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize avacincaptad pegol for other indications, a sustained release delivery technology for avacincaptad pegol or any of our other product candidates. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for avacincaptad pegol for any other indication, a sustained release delivery technology for avacincaptad pegol or for any of our other product candidates.
Our future capital requirements will depend on many factors, including:
•the costs, timing and outcome of regulatory filings and reviews of our product candidates, including the planned submission and regulatory review of an NDA and an MAA for avacincaptad pegol in GA;
•the timing, scope and costs of establishing a commercial infrastructure for potential commercialization of avacincaptad pegol, including the hiring and deployment of a sales force and the establishment of sales, marketing and distribution capabilities;
• the scope, progress, costs and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with avacincaptad pegol and our other product candidates;
•the scope, progress, costs and results of our current and future avacincaptad pegol clinical programs and any further development we may undertake;

•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including a potential collaboration for the further development and potential commercialization of avacincaptad pegol in one or more territories outside the United States;
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including sustained release delivery technologies for avacincaptad pegol;
•the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
•the scope, progress, costs and results of our efforts to develop IC-500, including activities to establish manufacturing capabilities and other preclinical development activities to enable us to submit an IND for this product candidate;
•the scope, progress, costs and results from our gene therapy research programs, including costs related to the in-license and future development of any promising product candidates and technologies that emerge from these programs;
•the timing and extent of delays or disruptions to our research and development programs as a result of the COVID-19 pandemic and other macro-economic events;
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims; and
•subject to receipt of marketing approval, net revenue received from commercial sales of any of our product candidates, after milestone payments and royalty payments that we would be obligated to make.
Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and other macro-economic events, such as the current high levels of inflation, and governmental responses to those events have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $162.6 million in net proceeds in an underwritten public offering of our common stock in October 2021, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, Nasdaq listing rules generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay or reduce our future commercialization efforts, or delay, reduce or terminate the development of one or more of our product candidates.
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if the timeline for potential commercial launch of avacincaptad pegol is accelerated, if we need to establish commercial infrastructure or capabilities, including hiring additional personnel or conducting additional disease-state awareness activities, to a greater extent than we have planned, or if we choose not to or are unable to find a collaborator for commercialization of avacincaptad pegol in one or more territories outside the United States. Our costs may also exceed our expectations if we experience an issue with manufacturing, such as issues with process development, scale-up and validation, or establishing and qualifying second source suppliers and ensuring adequate inventory for our expected needs, including potential launch of avacincaptad pegol; if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply; if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data; or if we modify or further expand the scope of our clinical trials, preclinical development programs or gene therapy research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct. For example, we believe that the data from the GATHER2 trial, together with other available data, are sufficient to support an application for marketing approval in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, conduct additional clinical trials or nonclinical studies of avacincaptad pegol in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic may result in disruptions to the progress of the GATHER2 or STAR trials, including slowing patient enrollment in STAR or causing enrolled patients in either trial to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
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
Until such time, if ever, when we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. For example, in July 2022, we entered into the Loan Agreement with Hercules and SVB, providing for the 2022 Term Loan Facility, pursuant to which we have total borrowing capacity under several tranches of up to $250.0 million in aggregate principal amount, of which (i) $50.0 million has been drawn upon execution of the Loan Agreement, (ii) an aggregate of $150.0 million may be drawn at our option, in three separate tranches, subject to our achievement of specified performance milestones relating to development or regulatory events for avacincaptad pegol as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” and (iii) an additional $50.0 million is available subject to approval of the lenders’ investment committees in their discretion. However, if we do not satisfy the specified performance milestones or the lenders do not otherwise approve additional borrowings, we will not have access to the remaining amounts of the 2022 Term Loan Facility. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future equity issuances may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, would involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, making certain investments or entering into certain other transactions. For example, the covenants under the Loan Agreement include limitations on our ability to obtain additional financing, to make certain investments and to enter into certain other transactions.
In addition, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders' ownership interests. For example, under the agreement and plan of merger pursuant to which we acquired IC-500, or the Inception 4 Merger Agreement, we issued an aggregate of 5,174,727 shares of our common stock as up-front consideration to the former equity holders of Inception 4. The Inception 4 Merger Agreement also requires us to make payments to the former equity holders of Inception 4 upon the achievement of certain clinical and regulatory milestones, subject to the terms and conditions set forth in the Inception 4 Merger Agreement. Those milestone payments will be in the form of shares of our common stock, calculated based on the price of our common stock over a five-trading day period preceding the achievement of the relevant milestone, unless and until the issuance of such shares would, together with all other shares issued under the Inception 4 Merger Agreement, exceed an overall maximum limit of approximately 7.2 million shares, which is equal to 19.9% of the number of issued and outstanding shares of our common stock as of the close of business on the business day prior to the closing date of our acquisition of Inception 4, and will be payable in cash thereafter. In July 2019, we also issued 75,000 shares of our common stock to UMass as partial upfront consideration for the in-license of our miniCEP290 program, and are obligated to issue up to 75,000 additional shares to UMass upon the achievement of a development milestone.
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

Further, starting on August 15, 2024, we will be required to maintain a certain minimum amount of trailing six-month net product revenue from sales of avacincaptad pegol, tested on a quarterly basis. However, this revenue covenant will be waived during periods in which we (x) (i) maintain a market capitalization in excess of $600.0 million and (ii) maintain Qualified Cash in an amount greater than or equal to fifty percent (50%) of the outstanding term loan advances made under the 2022 Term Loan Facility at such time or (y) maintain Qualified Cash in an amount greater than or equal to ninety percent (90%) of the outstanding term loan advances made under the 2022 Term Loan Facility at such time.

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

The COVID-19 pandemic, which is a fluid and evolving situation, has adversely affected and may continue to negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. In addition, the pandemic and other macroeconomic events have caused substantial disruptions in the financial markets and economies, which could adversely affect our business and operations.
Beginning in March 2020, the COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:
•Clinical Trial Operations. In March 2020, we decided to delay the initiation of patient enrollment in our GATHER2 trial. As we initiated patient enrollment in June 2020, we and our clinical trial sites implemented new health and safety practices to mitigate the effects of the COVID-19 pandemic and to support patients and site staff. In addition, we added more than 30 new sites to the GATHER2 trial to help with patient recruitment. We may face difficulties in enrolling patients, retaining patients or maintaining scheduled visits to the extent patients are affected by the virus or lockdown measures or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the pandemic, and that a number of patients in our Latin America sites for GATHER2 missed visits because of the COVID-19 pandemic. We do not yet know whether the number of missed visits will increase or decrease in the GATHER2 or STAR trials, or what the impact of missed visits may be on patient retention in those trials or the trial results, especially because we are masked to the treatment of patients during the conduct of the trials. We do not know how the pandemic would affect the conduct of the OLE study. We have been and continue to monitor the situation closely. For a more detailed discussion of the impact of the COVID-19 pandemic on our clinical trial operations, please see the Risk Factor titled, “The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the retention of patients for our GATHER2 clinical trial and patient recruitment and retention for our STAR clinical trial and the OLE study. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming.”
•Third-Party Collaborators and Vendors. Many of our third-party contract manufacturers, academic research collaborators and contract research organizations limited their operations and staff during the COVID-19 pandemic, which resulted in delays to some of our manufacturing and research and development activities and limited our ability to be on site to oversee these activities. For example, the closure of animal research laboratories at UMMS for several months during 2020 caused delays to the progress of, and to our timelines for receipt of data from, our minigene research programs. Over the past two years, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. In addition, earlier this year, several of our vendors experienced high levels of absenteeism of their workforce due to the Omicron variant and as a result scaled back their operations. For example, many CROs have limited slots available for preclinical studies and experienced increased absenteeism of staff in wake of the Omicron variant; these factors caused a delay of our previously planned start date for our IND-enabling toxicology studies for IC-500. These operational and staffing limitations may cause further delays for our development and manufacturing activities. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.
•Supply Chain and Materials. Shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, during 2020, our contract manufacturer for IC-500 drug substance experienced a shortage in obtaining one of the raw materials that was sourced from China, which was caused by the shutdown of local suppliers and the slowdown in trade due to the COVID-19 pandemic. This shortage delayed our process development activities for the drug substance for IC-500 by a number of months. In addition, since 2020, there have been shortages of various animals used in research studies, such as several types of non-human primates, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Although our development programs have not yet been affected by these shortages, we are continuing to monitor the situation. Furthermore, the new manufacturer we are working with as a second source of supply for avacincaptad pegol drug substance has experienced issues with procuring a number of raw materials due to supply chain interruptions, which caused several delays to our manufacturing timelines with this manufacturer. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials or the OLE study and we do not believe our overall timelines for avacincaptad pegol have been materially impacted as a result of supply chain issues affecting our contract manufacturers. We continue to monitor our supply chain closely.

•Remote Working. We instituted company-wide remote working starting in March 2020. Starting in 2021, our employees began returning to our offices on a voluntary basis in compliance with new health and safety policies we implemented. We expect to operate under a hybrid (partially remote and partially in office) working model for the foreseeable future.
The progression of the COVID-19 pandemic remains fluid and its impact on our business and operations remains uncertain. Throughout the course of the pandemic thus far, many countries and regions, including many states in the United States, have experienced surges in the number of new cases, including as a result of new variants to the SARS-COV-2 virus, which have caused public health authorities to reimpose restrictive measures. In addition, although the FDA has approved (or provided emergency use authorization for) a number of vaccines as well as vaccine booster shots, there continue to be challenges with increasing the percentage of vaccinated individuals among the general population, and the long-term safety and efficacy and ability of these vaccines to slow transmission, including against new variants and subvariants of the virus, are largely unknown. In the United States and some other countries, vaccine mandates remain controversial and the reluctance of many individuals to get COVID-19 vaccines may affect the work of our vendors and other third parties providing services for us. As a result, governments may continue to deploy measures to contain the pandemic for a prolonged period of time.
In addition, many companies have been using force majeure clauses in their contracts to excuse or delay performing under their contracts, including as a result of supply chain interruptions. Our contract manufacturers, contract research organizations and other third parties on whom we rely for goods or services may make similar claims. If any such force majeure claims were successful, then not only would our timelines be delayed but also our right to recover for any economic damages due to the delay would be limited. Because we rely on many single-source suppliers, any such claims from them are likely to result in a delay to our timelines or otherwise adversely affect our operations or financial position.
The full extent to which the COVID-19 pandemic and other macroeconomic events will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants and subvariants of the virus, the actions taken to contain it or lessen its impact, and the economic impact on local, regional, national and international markets. We may experience additional disruptions to our clinical trials or supply chains, and reduced operations at third-party facilities, such as our clinical trial sites and suppliers, and delays in interactions with regulatory agencies or obtaining approvals for our product candidates. Additional public health crises and natural disasters, such as future epidemics or pandemics or those resulting from the effects of climate change, may arise in the future. Any of these events may materially and adversely affect our business operations and financial condition.
Our strategy of obtaining additional rights to products, product candidates or technologies for the treatment of retinal diseases may not be successful. Although we entered into a license agreement with DelSiTech for its sustained release delivery technology, that technology may not be successful and/or we may not be successful in obtaining rights to and developing other sustained release delivery technologies for avacincaptad pegol. We may not be successful in finding a collaborator or licensee for IC-100 and/or IC-200.
An element of our strategy over the past few years has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling retina opportunities. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements for product candidates and other technologies intended to treat retinal diseases. For example, in June 2022, we entered into a license agreement, or the DelSiTech License Agreement, with DelSiTech Ltd., or DelSiTech, pursuant to which we obtained a worldwide, exclusive license under specified patent rights and know-how to develop and commercialize new formulations of avacincaptad pegol using DelSiTech’s silica-based sustained release technology for treating diseases of the human eye. We plan to continue to evaluate additional opportunities to in-license or acquire products, product candidates and technologies on a selective and targeted basis, with a focus on potential additional sustained release delivery technologies for avacincaptad pegol that are promising and meet our criteria. We may also continue to consider other alternatives, including mergers, acquisitions, asset purchases or sales and/or other transactions involving our company as a whole or other collaboration transactions, including potential collaboration opportunities for further development and potential commercialization of avacincaptad pegol in one or more territories outside the United States and collaboration or out-license opportunities for further development and potential commercialization of IC-100 and/or IC-200. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.
We may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. For potential sustained release delivery technologies, that process typically involves conducting a feasibility study of avacincaptad pegol formulated with the sustained release delivery technology and analyzing the resulting formulation, which can be time-consuming, costly and uncertain in outcome. If a formulation is promising based on the analytical results, we could then proceed to negotiate a longer term collaboration. For example, we in-licensed DelSiTech’s silica-based sustained release delivery technology after reviewing feasibility results that we believe are promising; however, further testing and studies may undermine our belief. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or technology is lengthy and complex. With respect to potential product candidates or technologies for which we have entered into option agreements, our agreements generally do not have fixed economic or other key terms for definitive agreements, and we may not obtain favorable terms if and when we choose to exercise our option to acquire or in-license any product candidates or technologies.
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
Further, any product candidate that we acquire or in-license would most likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. For potential sustained release delivery technologies with avacincaptad pegol, we expect any promising technologies, including our in-licensed DelSiTech’s silica-based sustained release delivery technology, would require extensive preclinical and clinical testing and investment in manufacturing before any potential approval by the FDA or other regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate would not be shown to be sufficiently safe and effective for approval by regulatory authorities.
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

Risks Related to Regulatory Approval of Our Products

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

The FDA issued guidance in March 2022 stating that it would treat co-packaged ophthalmic products, which generally consist of a drug component that provides the primary active pharmaceutical ingredient along with device components such as needles or syringes, as a combination product. We expect that our planned finished form of avacincaptad pegol drug product will be treated by the FDA as a combination product. We do not believe that this guidance has affected our strategy and timelines for submitting an NDA to the FDA for avacincaptad pegol for the treatment of GA secondary to AMD.

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

Marketing approval of novel product candidates, for example aptamers such as avacincaptad pegol, manufactured using specialized manufacturing processes, can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to regulatory agencies’ lack of experience with them. We believe that the FDA has only granted marketing approval for one aptamer product to date.

Accordingly, if we or our collaborators experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for such product candidate may be harmed and our ability to generate revenues would be materially impaired.

Our intended regulatory pathway for obtaining marketing approval for avacincaptad pegol for GA is subject to several assumptions, including that we will be able to rely on the results from our GATHER1 and GATHER2 trials. Although we received a written agreement from the FDA under a SPA for the overall design of GATHER2 and the FDA indicated that as part of a future NDA submission, it will consider the GATHER1 data using the original prespecified primary efficacy endpoint analysis, together with the new FDA preferred method that we are using for GATHER2, the FDA, the EMA or other regulatory authorities may not accept the design or results of the GATHER1 or GATHER2 trials. To date, we have not had any formal interactions with the EMA regarding the GATHER1 or GATHER2 results. We may decide to or may be required to enroll additional patients, collect additional safety data or conduct additional clinical trials or nonclinical studies to seek or obtain approval for avacincaptad pegol in GA.

Based on the statistically significant results from our GATHER1 and GATHER2 trials and the safety profile of avacincaptad pegol to date, we believe we have sufficient data from two independent, adequate and well-controlled pivotal clinical trials of avacincaptad pegol in GA secondary to AMD to support an application for marketing approval. This belief is based on the assumption that a reduction in mean rate of GA growth over 12 months, measured by FAF based on readings at three time points: baseline, month 6 and month 12, is a primary endpoint of clinical relevance. The FDA, the EMA or other regulatory authorities may not agree with our view that the observed reduction in the rate of GA growth is clinically relevant or meaningful, or may require us to correlate this reduction in rate of GA growth with another outcome more directly associated with visual function. We understand that many regulatory authorities outside the United States, including those in Europe, may require a sponsor to show a functional benefit to vision for marketing approval in GA. If we are required to show a functional benefit to vision to obtain marketing approval, we may need to conduct additional clinical trials, which may not ultimately demonstrate a functional benefit to vision to the satisfaction of these regulatory authorities. Since receiving the 12-month results from the GATHER1 trial, we have not had any interactions with the EMA regarding the GATHER1 data or the design of or results from GATHER2. The FDA, the EMA or other regulatory authorities may also disagree with our conclusion regarding the robustness of the data from the GATHER1 and GATHER2 trials and may conduct their own sensitivity analyses yielding different results. Even if we meet with the FDA, EMA or other regulatory authorities, we likely will not have an opportunity to obtain definitive confirmation from the FDA, EMA or other regulatory authorities regarding the sufficiency or robustness of the data from our clinical trials, including the GATHER1 and GATHER2 trials, until such time as we submit an application for marketing approval and receive a response from the applicable authority. If the GATHER1 and GATHER2 trial results are not considered robust, or if regulatory authorities do not accept the study designs of GATHER1 or GATHER2, then in order to seek marketing approval we may need to conduct, in addition to the GATHER2 trial, one or more clinical trials that meet the applicable regulatory requirements in order to obtain marketing approval.

In parallel discussions with those for the GATHER2 SPA, the FDA indicated that, as part of a future NDA for avacincaptad pegol, it would consider the results from GATHER1 using the original prespecified primary efficacy endpoint analysis, together with a post-hoc analysis we performed using the FDA-preferred method we are using for the GATHER2 trial (mean rate of growth (slope) estimated based on GA area measured by FAF in the relevant timepoints). Although we believe that the post-hoc analyses from the GATHER1 trial are consistent with the positive results from the original prespecified analysis from the trial, any analyses, whether prespecified or post-hoc, that are intended to support an application for marketing approval are a matter of review for the FDA and other regulatory authorities, who may disagree with our methodologies and analyses for any number of reasons.

Based on discussions with the FDA, following the GATHER1 trial, we believe we need to conduct one additional clinical trial with enough patients such that we will have safety data for a minimum of 300 patients having received the dose of avacincaptad pegol for which we are seeking approval, or a higher avacincaptad pegol dose, independent of indication, for a minimum of 12 months, with 24-month safety data available for some portion, but not all, of these 300 patients. We designed our GATHER2 trial to meet these requirements. We believe that we would be able to rely on safety data from our GATHER1 and GATHER2 trials in GA secondary to AMD, including the 24-month data that we will be collecting from GATHER2, as well as our STAR trial evaluating avacincaptad pegol for STGD1, to support our planned applications for marketing approval of avacincaptad pegol in GA in the United States and the European Union. However, since receiving the 12-month results from the GATHER1 trial, we have not had any scientific advice or other formal interactions with the EMA or competent national authorities in the European Union or United Kingdom regarding the sufficiency of the GATHER1 and GATHER2 trials, including our primary efficacy endpoints and analyses, to support an application for marketing approval. As we continue to engage with regulatory authorities, including in Europe, we may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we understand are the requirements of the FDA. Regulatory authorities may require us to enroll additional patients, collect additional safety data, conduct additional trials or take other actions, which would require us to revise our development plans for avacincaptad pegol, which could potentially increase the costs of our avacincaptad pegol clinical programs and delay our expected timelines. For example, based on our assessment of the data we have collected for avacincaptad pegol to date and the requirements of regulatory authorities, we are conducting a pharmacokinetic substudy involving a portion of the patients enrolled in the GATHER2 trial and an additional nonclinical study of avacincaptad pegol. Any delays or unfavorable results from those studies may impact our timelines for seeking and potentially obtaining approval for avacincaptad pegol in GA. In addition, because of the COVID-19 pandemic or other reasons, we may experience a higher than anticipated rate of dropouts and missed visits and treatments in our GATHER2 and STAR trials, which could result in our not having adequate safety data for a sufficient number of patients to obtain marketing approval in GA.

Furthermore, although we have not observed any adverse events or serious adverse events attributable by the investigators to the drug product in our GATHER1 or GATHER2 trials, they may manifest as we continue to conduct our GATHER2 trial, in our STAR trial or in any other subsequent clinical trials we or a potential collaborator may undertake for avacincaptad pegol. When we follow patients for a longer period of time or collect safety data from a greater number of patients, such as with the recently initiated OLE study, we may observe safety events that we have not previously observed. For a further discussion of the safety risks in our trials, see the risk factor herein entitled “If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates. There are a number of known safety risks associated with our product candidates and currently unknown safety issues may arise during development."

Our ongoing clinical trials and any future clinical trials or other studies for avacincaptad pegol that we or a potential collaborator may undertake may yield inconsistent safety or efficacy results with those we have observed to date or otherwise fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or any future clinical trials or other studies for avacincaptad pegol will likely adversely affect our business and the value of your investment in our company.

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

Even after the FDA agrees to the design, execution, and analysis proposed in a protocol reviewed under the
SPA process, the FDA may revoke or alter its agreement if a substantial scientific issue essential to determining the safety or effectiveness of the drug has been identified after the testing has begun. A SPA agreement may also be changed through written agreement between the sponsor and the FDA. A revocation or alteration in our existing SPA could delay or prevent approval of our planned NDA for avacincaptad pegol. In addition, any significant change to the protocol for a clinical trial subject to a SPA would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. The FDA retains significant discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions. The approval requirements in foreign jurisdictions may differ significantly from those in the United States.

In order to market and sell our product candidates in the European Union and many other jurisdictions, we or our third-party commercialization partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional nonclinical or clinical testing. For example, although we have obtained a SPA from the FDA for the GATHER2 trial, the EMA or other regulatory authorities may not agree with the overall protocol design for the GATHER2 trial, or may require us to conduct additional clinical trials or non-clinical studies. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our third-party commercialization partners may not obtain marketing and/or reimbursement approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We and our third-party commercialization partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If our third-party commercial partners fail to obtain marketing approval in certain jurisdictions, it may diminish the value of our product candidate to them and cause them to terminate their relationship with us.

In June 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, commonly referred to as “Brexit”. Following protracted negotiations, the UK left the European Union on January 31, 2020 and European Union rules and regulations ceased to apply to the UK starting on January 1, 2021. The Medicines and Healthcare products Regulatory Agency, or the MHRA, is now the sole decision maker for marketing authorizations of pharmaceutical products in the UK, except for Northern Ireland. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the UK the body of European Union law governing medicinal products that pre-existed before the UK’s withdrawal from the European Union. In December 2020, the UK government and the European Union agreed on a long-term trade agreement to govern economic relations going forward. Since the existing regulatory framework for pharmaceutical products in the UK is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime for pharmaceutical products in the UK. As a result of Brexit, we expect we will need to submit a separate application to the MHRA for marketing approval in the UK, in addition to the planned MAA for the EMA. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

In April 2020, the FDA granted fast track designation to avacincaptad pegol for the treatment of GA secondary to dry AMD. Even though avacincaptad pegol has received fast track designation, we must continue to follow the requirements of the program in order to maintain the fast track designation, and even if we maintain the designation, we may not ultimately experience a faster development process, review or approval compared to conventional FDA procedures. The FDA's grant of fast track designation to avacincaptad pegol for the treatment of GA secondary to dry AMD does not imply that the FDA will grant fast track designation to avacincaptad pegol for another indication, or that the FDA will grant fast track designation for any of our other product candidates, if we choose to apply for fast track designation.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because a competing sponsor's drug could nevertheless be approved for the same condition if certain requirements are met. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the later drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued guidance stating that it would consider two gene therapy products to be different products if they express different transgenes or use different vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business.

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

Risks Related to Manufacturing

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

We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture avacincaptad pegol, IC-500 and any other product candidates that we may acquire or in-license. The manufacturing processes for our product candidates are technically complex. Problems with developing, executing or scaling up the manufacturing process could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or delays to our programs. We may encounter problems achieving adequate quantities and quality of clinical-grade or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

We may encounter problems hiring and retaining scientific, manufacturing and quality assurance and control personnel needed to oversee our contract manufacturers, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. As our contract manufacturers scale up manufacturing of any product candidate, we may encounter unexpected issues relating to the manufacturing processes or the quality, purity or stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues, or may need to use alternative manufacturers. Resolving these issues could result in significant delays and may result in significantly increased costs. If we underestimate the demand for an approved product or the timing for the need for that product, given the long lead times required to manufacture or obtain regulatory approvals for our products and/or manufacturing facilities, we could potentially face commercial drug product supply shortages. If we experience significant delays or other obstacles in producing any approved product at commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

The manufacturing processes and the facilities of our third-party manufacturers are subject to inspection and approval by the FDA and other regulatory authorities, referred to as a pre-approval inspection, before we can commence the commercial sale of any approved product candidate, and thereafter on an ongoing basis. None of our third-party manufacturers have undergone a pre-approval inspection by the FDA for avacincaptad pegol or any of our other product candidates. Failure by us or our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in delays in the approval of our applications for marketing approval, as well as regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our drug substance or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of drug substance or drug product could be interrupted or limited, which could have a material adverse effect on our business.

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

As we plan for the potential commercialization of avacincaptad pegol, we and our third-party manufacturers will need to complete several activities to ensure the continued supply of drug substance and drug product for ongoing and future clinical trials we conduct for avacincaptad pegol and to support potential future commercial supply of avacincaptad pegol. Any delay or failure in completing these activities could cause delays in the development of avacincaptad pegol or its potential approval or could result in inadequate clinical or commercial product supply.

In order to obtain and maintain regulatory approval for avacincaptad pegol, our third-party manufacturers will be required to produce avacincaptad pegol drug substance with consistent quality and to execute fill/finish services on a repeated basis and document their ability to do so. In order for us to successfully commercialize avacincaptad pegol, if approved, our manufacturers also need to be able to produce quantities at a commercial scale. If our third-party manufacturers are unable to satisfy these requirements, our business would be materially and adversely affected.

In early 2017, we completed the small scale manufacture of multiple batches of avacincaptad pegol drug substance that we are using to support clinical drug supply for the GATHER2 trial, the OLE study and the expanded STAR trial. Although we believe we have adequate avacincaptad pegol drug substance for the GATHER2 trial, the OLE study and the expanded STAR trial, this supply may not be sufficient for our needs over the duration of the trials or for any additional trials we may conduct. We are working with our historical contract manufacturer for avacincaptad pegol drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for avacincaptad pegol drug substance. Recently, Agilent completed the manufacture of multiple batches of avacincaptad pegol drug substance at a larger scale, a scale which we believe can support commercial launch, if approved. We are continuing to work with Agilent on additional scale up and validation activities. Agilent may not be successful in validating the manufacturing process for producing avacincaptad pegol drug substance at a larger scale.

In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce avacincaptad pegol drug substance at an adequate scale for potential commercial use. We experienced issues during technology transfer of the existing manufacturing process to this manufacturer, which resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of avacincaptad pegol drug substance upon launch, if approved, and the new manufacturer as a second source of supply of avacincaptad pegol drug substance. Validation requires that we demonstrate that the drug substance produced through the scaled up process can be produced consistently, delivering quality product meeting specifications.

Starting in 2020, we have worked with a contract manufacturer to provide us with additional supply of avacincaptad pegol drug product to support our needs for the GATHER2 trial and the expanded STAR trial. We believe we have sufficient avacincaptad pegol drug product for these two clinical trials. In addition, we are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of avacincaptad pegol drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. Ajinomoto has produced avacincaptad pegol drug product using the new vial, which we are using for a portion of the second-year study visits for patients in the GATHER2 trial and for the OLE study. We believe Ajinomoto has the capacity to supply us with avacincaptad pegol drug product with the new vial for our expected commercial supply needs upon launch, if approved. If Ajinomoto is unable to provide us and/or a potential collaborator with avacincaptad pegol drug product for potential commercial use, we will need to use alternative suppliers, which may increase our costs and delay our timelines.

In order to obtain regulatory approval for avacincaptad pegol, we expect we will need to demonstrate that the drug substance produced through the scaled up process, together with the finished drug product in the container closure system to be used commercially, are comparable to the drug substance and drug product we are currently using in our clinical trials. Under applicable regulatory guidance, comparability can be established through a combination of analytical, nonclinical or clinical data. Our plan to demonstrate comparability is subject to review by the FDA and other health authorities. Based on feedback from the FDA, we are using avacincaptad pegol drug product in the new vial for a portion of the second-year study visits for patients in the GATHER2 trial, which adds potential variability to the trial. If we are unable to sufficiently demonstrate comparability to the FDA or other health authorities, or if the FDA or other health authorities require analytical, nonclinical or clinical comparability data beyond what our plans currently provide for, our timelines to complete the development of and seek regulatory approval for avacincaptad pegol could be impacted.

We order the PEG starting material used to make avacincaptad pegol drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are continuing discussions regarding a long-term supply agreement with this manufacturer for the PEG starting material. However, we may not be able to agree to terms or may need to agree to unfavorable terms in order to secure adequate supply. We believe this supplier has the capacity to supply the PEG at the scale that we will need for commercial manufacturing. If this supplier is unable to supply us the PEG in line with our expectations, we believe there are a limited number of alternative suppliers for this important starting material, and if we need to use those suppliers, it could increase our costs and delay our manufacturing plans for avacincaptad pegol.

Each of these activities is costly, time-consuming and uncertain in outcome. We may not be able to successfully validate the scaled up process for manufacturing avacincaptad pegol drug substance, or we may need to manufacture at a larger scale for our future commercial needs, demonstrate comparability of avacincaptad pegol drug substance manufactured through the scaled up process or comparability of the drug product in the container closure system to be used commercially, in each case, with the avacincaptad pegol previously used in our clinical trials, or establish the long-term stability of the avacincaptad pegol drug product stored in the new vial container. The new manufacturers we have engaged or may engage in the future have not had previous experience with avacincaptad pegol and there may be additional issues with technology transfer. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to obtain regulatory approval of our manufacturing process for avacincaptad pegol and to support potential commercial operations. In addition, we may not be able to secure adequate supply of avacincaptad pegol drug substance, including the PEG starting material used to make avacincaptad pegol drug substance, and avacincaptad pegol drug product for our future needs, including to support potential commercial launch, and we may need to secure alternative contract manufacturers or suppliers sooner than we currently expect. If any of the foregoing events occur, it could result in delays or increased costs to support our future development and commercialization of avacincaptad pegol.

Some of the standards of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which establishes basic guidelines and standards for drug development in the United States, the European Union, Japan and certain other countries, do not apply to oligonucleotides, including aptamers. As a result, there are limited established generally accepted manufacturing or quality standards for the production of oligonucleotides such as avacincaptad pegol.

We are continuing to establish manufacturing capabilities for IC-500. We plan to conduct additional formulation optimization activities.

We are working with a number of CDMOs to conduct scale up and cGMP manufacturing of the drug substance for IC-500 for early-stage clinical trials. We are working with a CDMO to conduct cGMP manufacturing and fill/finish of the drug product for IC-500 for our planned GLP toxicology studies and early-stage clinical trials. Our contract manufacturers have developed a manufacturing process for IC-500 drug substance and a formulated drug product. We are planning additional preclinical studies to optimize the dosage, delivery and formulation. Manufacturing, including process development, formulation development, drug substance and drug product manufacturing, can be costly and time-consuming. If we are unable to successfully manufacture and formulate IC-500 in line with our expectations, we may switch to a backup HtrA1 inhibitor or cease developing our HtrA1 inhibitor program altogether.

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

Risks Related to Product Commercialization

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

Our commercial opportunity could also be reduced or eliminated if one or more of our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient to use or are less expensive than our product candidates. For example, the method of administration of avacincaptad pegol, intravitreal injection, is commonly used to administer ophthalmic drugs for the treatment of severe diseases and is generally accepted by patients facing the prospect of severe visual loss or blindness. A therapy that offers a less invasive or less frequent method of administration, however, might have a competitive advantage over one administered by monthly intravitreal injections, depending on the relative safety of the other method of administration. Our competitors may also be pursuing similar lifecycle management programs, such as sustained release delivery technologies. Furthermore, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of less expensive or more convenient products.

Many of our competitors have significantly greater financial and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development programs. Our timelines may be delayed to the extent clinical trials conducted by our competitors are enrolling patients that would otherwise be eligible to participate in our trials at the same time we are seeking to enroll these patients.

Based on publicly available information, we are aware of the following research and development programs that may be competitive with programs we are pursuing. Other competitive programs may exist of which we are not aware.
Competitive considerations for GA or dry AMD:

•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that AstraZeneca PLC (which acquired Alexion

Pharmaceuticals, Inc. in 2021), Akari Therapeutics, Plc, Annexon Inc., Apellis Pharmaceuticals, Inc., or Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc. (which merged with Disc Medicine, Inc.), Gyroscope Therapeutics (which was recently acquired by Novartis AG), IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), Kanaph Therapeutics Inc, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and AGTC and Gemini Therapeutics each has a research program on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's pegylated, synthetic peptide targeting complement protein C3, for which Apellis announced topline 12-month data from two Phase 3 clinical trials in September 2021, and Apellis submitted an application for marketing approval with the FDA in June 2022 and plans to submit a major amendment to that application in November 2022, with an expected updated Prescription Drug User Fee Act, or PDUFA, date in February 2023. Apellis could obtain marketing approval for its product candidate in advance of when we might reasonably expect to obtain marketing approval for avacincaptad pegol in GA or IC-500 in GA, if at all. Moreover, we are aware that several other companies, including Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Aviceda Therapeutics, Boehringer Ingelheim, Lineage Cell Therapeutics, Inc. (which was acquired by Roche AG), Ocugen, Inc., ONL Therapeutics, Inc., Regenerative Patch Technologies, Roche AG, Stealth BioTherapeutics Corp. and Visus Therapeutics, are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development was Genentech's monoclonal antibody HtrA1 inhibitor, which was being studied in a Phase 2 clinical trial until it was discontinued in October 2022.

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

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing avacincaptad pegol or any of our other product candidates, if and when any such product candidate is approved. We may encounter difficulties hiring and effectively deploying a sales force.

As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. Starting in 2021, we began hiring commercialization personnel and are in the process of hiring additional commercialization personnel, including field-based sales personnel, and planning and setting up a sales, marketing and distribution infrastructure. To achieve commercial success for any approved product, we must either develop a sales, marketing and distribution organization or outsource those functions to third parties. We expect that our commercial strategy for any of our product candidates, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, would be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product is approved, the territories in which the product may be marketed and the commercial potential for such product candidate. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners or specialists, such as retinal specialists, and the likely degree of acceptance of our product candidate by the relevant physicians in various markets. At this time, we are planning to sell, market and distribute avacincaptad pegol, if approved for GA, in the United States ourselves.

There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a qualified sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

•any restrictions in the label on the use of our products to or by a subgroup of patients;

•for treatment regimens calling for multiple intravitreal injections on the same day, restrictions in the label imposing a waiting period between intravitreal injections;

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

•willingness of the target patient population and physicians to try new therapies, particularly in light of the existing available standard of care or to the extent our product candidates require invasive procedures for administration;

•prevalence and severity of any side effects or perceived safety concerns, such as CNV; and

•whether competing products or other alternatives are more convenient or easier to administer, including alternatives that offer a less frequent dosing regimen than monthly intravitreal injections, in the case of avacincaptad pegol, come to market.

Our development program for avacincaptad pegol in GA uses anatomical primary endpoints, the mean rate of change in GA growth over 12 months, in the case of GATHER1, and the mean rate of growth (slope) estimated based on GA area over 12 months, in the case of GATHER2. We believe that this efficacy assessment is most likely to demonstrate clinical relevance for an investigational product across a heterogeneous GA patient population and other potential assessments, such as comparisons of visual acuity, are not as clinically meaningful for patients with GA. However, to date there is no direct functional corollary to the anatomical measures that we are using as our primary endpoints for GATHER1 and GATHER2. Although we evaluated visual acuity as a secondary endpoint in the GATHER1 trial, the trial was not designed to reliably assess differences in mean changes in visual acuity with statistical significance. Patients, physicians and payors may not recognize the value of, and we may not be able to obtain marketing or reimbursement approval for, avacincaptad pegol without demonstrating a functional benefit to vision. To do so, we may need to conduct additional clinical trials or sub-studies, which may not ultimately demonstrate a functional benefit to vision.

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

There is a variety of factors that could contribute to the actual number of patients who receive an approved therapy being less than our estimates of the potential addressable market. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as GA, likely will diminish the therapeutic benefit conferred by a new drug product due to irreversible cell death. For example, certain GA patients may have experienced the loss of certain portions of retinal tissue that disproportionately affected their functional vision, and these patients may not value a treatment that can only slow the growth of additional GA lesions without providing a treatment to their loss of functional vision. On the other hand, patients with intermediate AMD are often asymptomatic as to loss of vision; therefore they may not seek or value having a treatment for their condition, especially a treatment involving monthly injections, which is the current dosing regimen for avacincaptad pegol. In addition, physicians, including retina specialists and general ophthalmologists, and their patients may not be aware of the risks of disease progression or of the availability of treatments, once approved. If the number of patients that may benefit from the treatments we are seeking to develop is lower than we expect, our business, financial condition, results of operations and prospects may be adversely affected.

Even if we are able to commercialize any of the product candidates that we may develop, the product may become subject to unfavorable pricing regulations, pricing dynamics, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Health care reform, including increasing scrutiny of drug prices, is an issue of intense political focus, particularly in the United States. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals or in ways that could alter the mechanism by which pharmaceutical prices are negotiated or otherwise determined. Many countries outside the United States require approval of the sale price of a drug before it can be marketed, and to apply for and obtain such an approval in certain countries, we or a commercialization partner may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control or negotiation even after initial approval is granted. In particular for avacincaptad pegol in GA and for many countries in Europe, we may need to demonstrate a relative benefit in functional vision in order to obtain reimbursement approval, although our clinical trials, which use an anatomic endpoint as the primary efficacy endpoint, are not designed to demonstrate a functional benefit with statistical significance. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or any commercialization partner’s commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval and are widely accepted and prescribed or used by physicians.

In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny, as seen recently with a number of gene therapies that entered the market. Moreover, if we obtain marketing approval for a product candidate, such as avacincaptad pegol, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.

Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Biden Administration, the U.S. Congress and many states. See later in the Risk Factors section for a discussion of the expected impact of the recently passed Inflation Reduction Act. We expect that avacincaptad pegol, if approved for GA, would be reimbursed in large part by Medicare Part B and therefore, these cost containment measures will likely affect our pricing and reimbursement strategies.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin commercializing an approved product. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, including coverage for any local jurisdictions where we conduct clinical trials. In addition, if a commercialization partner were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such commercialization partners could be more likely to terminate such relationship with us and therefore substantially limit the commercial potential of our products.

Risks Related to Product Development

Drug development is a highly uncertain undertaking. Our research and development efforts may not be successful or may be delayed for any number of reasons, in which case potential clinical development, marketing approval or commercialization of our product candidates could be prevented or delayed.
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, we must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are pursuing, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the feasibility studies and analytical testing we are performing for potential sustained release delivery technologies for avacincaptad pegol and the preclinical studies we are conducting and planning to conduct for IC-500, may fail at any point or produce unacceptable or inconclusive results for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans. For example, we observed different findings across the two different species in which we tested IC-100 in preclinical toxicology studies, which caused us to evaluate our development options for this product candidate. At this time, we plan to seek a collaborator or licensee for the further development of this product candidate.
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

•the supply or quality of our product candidates or other materials necessary to conduct preclinical development and clinical trials of our product candidates may be insufficient or we may face delays in the manufacture and supply of our product candidates for any number of reasons, including as a result of interruptions in our supply chain, including in relation to the procurement or quality of starting materials, such as the polyethylene glycol, or PEG, used for the manufacture of avacincaptad pegol, and issues with the packaging, distribution, storage and import/export of materials and products;

•we or our contract research organizations may be unable to complete necessary analytical method development or qualification for testing our product candidates;

•we may not be able to successfully scale up or validate a manufacturing process for one or more of our product candidates, including the manufacturing process for avacincaptad pegol, and may need to rely on second source suppliers for adequate supply of drug substance and/or drug product in line with our needs and expectations;

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

•we, through our clinical trial sites, may not be able to locate and enroll a sufficient number of eligible patients to participate in our clinical trials as required by the FDA or similar regulatory authorities outside the United States, especially in clinical trials for orphan or other rare diseases;

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

•as there are no therapies approved for GA, intermediate AMD, or Stargardt disease, in either the United States or the European Union, the regulatory pathway for product candidates in those indications, including the selection of efficacy endpoints and their clinical meaningfulness, is subject to review and acceptance by various regulatory authorities;

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

Despite our ongoing efforts, we may not complete any of our ongoing or planned development activities for our product candidates. The timing of the completion of, and the availability of results from, development activities is difficult to predict. For clinical trials in particular, we do not know whether they will begin as planned, will need to be restructured or will be completed on schedule, or at all. The progress of our clinical trials may be dependent on macro-economic events beyond our control, such as the COVID-19 pandemic. For example, the pandemic and governmental measures instituted in response to the pandemic have caused a number of missed visits in the GATHER2 trial and may cause additional patients to miss visits or drop out of the trial, which could result in missing data from this trial. Furthermore, our development plans may change based on feedback we may receive from regulatory authorities throughout the development process or for other reasons. For example, we believe that with the statistically significant results from our GATHER1 and GATHER2 trials and the safety profile of avacincaptad pegol to date, we have sufficient data from two independent, adequate and well-controlled pivotal clinical trials of avacincaptad pegol in GA secondary to AMD to support an application for marketing approval. Our expectations regarding the requirements to demonstrate the safety and efficacy of avacincaptad pegol for GA may change as we continue to have interactions with the FDA and potentially with the EMA and other regulatory authorities, and as new regulatory or third party information, including information from one of our competitors who is seeking marketing approval from the FDA for its complement inhibitor for GA, becomes available. If we experience delays in manufacturing, testing or marketing approvals, our product development costs would increase. Significant product development delays also could allow our competitors to bring products to market before we do, could impair our ability to successfully commercialize our product candidates, including by shortening any periods during which we may have the exclusive right to commercialize our product candidates, and may otherwise harm our business and results of operations.

Our development of avacincaptad pegol is based on a novel mechanism of action that is unproven in GA, intermediate AMD and STGD1 and poses a number of scientific and other risks, and we may not be successful in developing avacincaptad pegol in the indications we are pursuing or in any other indication we may choose to pursue.

We are currently targeting GA and intermediate AMD, which are an advanced form and an earlier form of AMD, respectively, and STGD1 with avacincaptad pegol. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although we believe there is a scientific rationale for pursuing the development of inhibitors of the complement system as potential pharmaceutical treatments for GA, and that the results from our GATHER1 and GATHER2 trials of avacincaptad pegol in GA secondary to AMD and from a competitor’s trials of its complement inhibitor in GA support our view, this approach may not prove successful for treating GA. Similarly, although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of STGD1, we have not yet completed a clinical trial assessing avacincaptad pegol for the treatment of STGD1 and do not have any unmasked data regarding the efficacy of avacincaptad pegol in this indication. As a result, this approach may not prove successful.

Avacincaptad pegol is designed to inhibit complement protein C5. There are no FDA or EMA approved products that utilize C5 inhibition as a mechanism of action to treat GA, intermediate AMD or STGD1. There have been other investigational products using complement inhibition as a mechanism of action for the treatment of GA, including inhibition of C5, that ultimately proved to be unsuccessful.

Our plans to pursue avacincaptad pegol in intermediate AMD are based on results from post-hoc analyses of data from our GATHER1 trial. Although there is scientific literature supporting the potential use of complement system inhibitors for the treatment of intermediate AMD, we have not yet conducted a clinical trial assessing avacincaptad pegol in patients with earlier stages of AMD. Intermediate AMD is a developing field of study whose patient population continues to be defined by the medical community, and as such, the patient population and primary endpoint we choose for any clinical trial we undertake may not be accepted by regulators. We are continuing discussions with the FDA regarding our development plans and strategy for this important patient population. We may also decide to pursue clinical development of avacincaptad pegol for other indications, including those we previously studied such as wet AMD and IPCV. Similar to GA and STGD1, avacincaptad pegol, and the use of C5 inhibition, are unproven in those indications and we may not be successful in our efforts to develop avacincaptad pegol for those indications.

The GATHER2 trial may yield 24-month results that are different from the positive 12-month results we observed or the results from the GATHER1 trial. Additionally, the OLE study may yield safety results that are different from the safety data we have to date for avacincaptad pegol.

The positive 12-month results we observed from the GATHER2 trial may not be consistent with the 24-month results of this trial. In accordance with the GATHER2 trial protocol, we will continue to treat and follow patients through the 24-month time point to collect additional data. These data may indicate an unexpected or unknown safety issue, including increased incidence of CNV, or may indicate a different efficacy profile for avacincaptad pegol during the period between month 12 and month 24. After month 24, we expect to receive and analyze individual patient data on an unmasked basis following completion of the trial by all patients. We expect that the unmasked individual patient data will provide us a better understanding of the results and the variables affecting the results, although it may indicate that our initial conclusions were not well founded due to inconsistencies, data entry errors or because of unknown variables or patient sub-groups that could potentially be driving the results in either the avacincaptad pegol 2 mg group or the sham control group. Additionally, patients may drop out from the trial or miss visits between month 12 and month 24 in a greater number than we expect, which could also hamper our ability to draw conclusions from the 24-month data. If the month 24 results are inconsistent with the month 12 results, it may affect our ability to commercialize avacincaptad pegol for GA.

Additionally, for our GATHER2 trial, we have re-randomized the patients in the monthly avacincaptad pegol 2 mg treatment arm at 12 months and are evaluating dosing avacincaptad pegol 2 mg every other month, a dosing regimen which we have not previously studied, in half of those patients during the second 12 months of the trial. The GATHER2 trial, however, is not designed to assess any differences we observe between these treatment groups at 24 months with statistical significance and the label we would seek for avacincaptad pegol in GA will be based on the primary endpoint at 12 months and in all likelihood provide for monthly administration of avacincaptad pegol.

We are conducting the GATHER2 trial at many clinical trial sites and in many countries that were not included in the GATHER1 trial.  The introduction of new sites, as well as the resulting different patient demographics, have resulted in additional variability in the conduct of the trial and variability of patient outcomes. For example, although we observed a 14.3% reduction in the mean rate of growth (slope) in GA area between the avacincaptad pegol 2 mg group and sham control group at 12 months across the entire trial using the primary analysis, in a post-hoc analysis of U.S. only patients, we observed a 25.5% reduction. We may encounter additional variations as we continue to analyze the data.

Unlike the GATHER1 or GATHER2 trials, all patients participating in the OLE study will receive monthly doses of avacincaptad pegol 2 mg, regardless of the treatment arm (avacincaptad pegol or sham procedure) that they were randomized to in GATHER2. The safety results from the OLE study may be different from the safety results we have to date for avacincaptad pegol.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates. There are a number of known safety risks associated with our product candidates and currently unknown safety issues may arise during development.

If any of our product candidates are associated with serious adverse events or undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many drugs that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development or future commercialization. Safety issues may arise due to reasons unrelated to the study drug, such as issues with the injection procedure or the syringes or needles being used.

We observed an increase in the number of investigator-reported cases of CNV in the avacincaptad pegol treatment groups in the completed GATHER1 trial as compared to the sham control groups. In the ongoing GATHER2 trial, we have observed a higher rate of CNV cases in the avacincaptad pegol 2 mg treatment group as compared to the sham control group at 12 months. We have no unmasked data regarding the safety, tolerability or efficacy of avacincaptad pegol administered for the treatment of STGD1. We have no human data regarding IC-500.

Our clinical trials for avacincaptad pegol involve dosing regimens that we have not studied extensively, which may increase the risk that patients in these trials experience adverse events and/or serious adverse events (either ocular, systemic or both) that we have not observed or at rates that we have not observed in prior trials. For example, although we view the rate of CNV incidence in the avacincaptad pegol treatment groups, as compared to the corresponding sham control groups, as acceptable and within the range observed in other clinical trials of complement inhibitors in development for GA, the FDA, EMA, other regulatory authorities, treating physicians or patients may not agree, concluding that avacincaptad pegol may increase the risk of patients developing CNV to an unacceptable degree. Moreover, our clinical trials for avacincaptad pegol involve multiple intravitreal injections over an extended period of time and, as such, may involve risks involved with multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive avacincaptad pegol. Although we have observed no events of endophthalmitis, no intraocular inflammation events, no events of vasculitis and no ischemic optic neuropathy events through month 12 in GATHER2, these events may occur in the second half of the trial or in the OLE study. An unforeseen or unexpected safety event, or any safety finding that is inconsistent with our prior experience with avacincaptad pegol, from any of our clinical trials for avacincaptad pegol, including from the GATHER2 trial during which we will follow patients and collect safety data over 24 months or the OLE study during which we will follow patients and collect safety data for up to an additional 18 months, may impact the long-term viability of avacincaptad pegol as a potential treatment for GA, intermediate AMD, STGD1 or any other indication for which we may seek to develop avacincaptad pegol.

As HtrA1 inhibition is a novel treatment approach for treating ocular disease, this treatment approach may present potentially unknown safety risks when tested in clinical trials that could not have been anticipated based on preclinical studies. In addition, we intend to administer IC-500 by intravitreal injection, which poses the same safety risks outlined above with respect to intravitreal injections of avacincaptad pegol.

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

We have no unmasked clinical data regarding the safety and efficacy of avacincaptad pegol as a treatment of STGD1. The dropout rate or patients with missing visits may reduce the number of patients from whom we can collect and analyze data from STAR. We may not be able to recruit additional patients for this trial in line with our expectations.

We have no unmasked clinical data regarding the safety and efficacy of avacincaptad pegol as a treatment for STGD1. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability of our planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Moreover, because Stargardt disease, like GA, is a degenerative disease, and in many cases, the rate of degeneration is slow, and because we are seeking to slow the progression of degeneration with avacincaptad pegol, and not necessarily to reverse prior degeneration or restore visual function, patients participating in our STAR trial, who are generally younger and may experience vision loss that is more subtle than patients with GA or other forms of AMD, may not perceive a benefit from enrolling or continuing to participate and therefore may drop out of this trial or miss scheduled visits and treatments. Although we and the investigators and their staffs take efforts to encourage continued patient participation, the dropout rate may exceed our expectations. A higher than expected dropout rate would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial. Given the information above, our STAR trial could be underpowered to demonstrate a potential clinical benefit for avacincaptad pegol in STGD1 with statistical significance.

We have decided to enroll approximately 25 additional patients in this trial, with the goal of enrolling a total of approximately 120 patients. This change to the trial has increased the costs associated with this trial and has delayed the timelines for receipt of data from this trial. We believe an expanded trial could allow us to collect additional data regarding the effect of avacincaptad pegol on STGD1 patients and help us mitigate the risks from additional patient dropouts and missed visits; however, these expectations may prove to be incorrect. We are continuing to recruit and enroll patients in this trial. Patient recruitment may take longer or cost more than we would expect.

The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the retention of patients for our GATHER2 clinical trial and patient recruitment and retention for our STAR clinical trial and the OLE study. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming.

Our GATHER2 and STAR trials and the OLE study involve sites located across the United States and in many countries outside the United States. At the start of the COVID-19 pandemic in early 2020, we were conducting startup activities for the GATHER2 trial, and we were in the process of completing patient visits for our GATHER1 trial and those of the initially enrolled patients in the STAR trial. We made a number of operational changes to our clinical trials as a result of the COVID-19 pandemic, its effects on current and prospective participating patients, and various governmental and other measures in response to the pandemic. As the COVID-19 pandemic evolves, we may make further changes to how we conduct our ongoing and any future clinical trials.

Patient enrollment, missed patient visits and patient retention remain key risks for our clinical trials. Due to the COVID-19 pandemic, we delayed the initiation of patient enrollment for the GATHER2 trial from March 2020 to June 2020. We are continuing to enroll patients in the STAR trial and the recently initiated OLE study, where we may choose to or be required to slow down or stop patient enrollment in certain geographies due to the COVID-19 pandemic and any governmental measures taken in response. Patients, in turn, may be reluctant to enroll in clinical trials or to maintain their scheduled visits and treatments once enrolled due to their reluctance to visit clinical trial sites for fear of potential exposure to COVID-19 or ongoing restrictive measures requiring social distancing or limiting travel. These concerns may particularly apply to GA patients, many of whom are elderly and therefore at a higher risk for COVID-19 and other diseases than the general population.

For patients who are enrolled in our trials, the COVID-19 pandemic may cause them to miss study visits or drop out in greater numbers than expected, which could affect our ability to complete our trials and obtain data in accordance with our expectations. Compared to the generally elderly patients in our GATHER2 trial, the patients in the STAR trial are generally younger and have work and family commitments, which may cause them to miss more visits or drop out in greater numbers. In addition to the risks posed by increased patient dropouts, if patients miss scheduled visits in greater numbers as a result of the pandemic, especially if a patient misses consecutive visits, it may affect our ability to draw meaningful conclusions from the clinical data. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the COVID-19 pandemic and that a number of patients in our Latin America sites for GATHER2 missed visits because of the COVID-19 pandemic. We do not know yet whether the number of missed visits will increase or decrease in any of these trials, and whether and to what extent missed visits may impact patient retention in these trials or the results of the trials, especially since we are masked to the data until the conclusion of the trials. The duration of the GATHER2 and STAR trials, and of the OLE study, at 24 months, 18 months and 18 months, respectively, plus time for recruiting patients, makes them more likely to be affected by any subsequent waves of the COVID-19 pandemic.

The COVID-19 pandemic initially caused many of our clinical trial sites and competent health authorities and ethics committees in certain countries to reduce their staff and operations. In 2020, this reduction in operations resulted in delays to the approval of and the site activation process for the GATHER2 trial in certain geographies. During late 2020 to early 2021, a number of our clinical trial sites scaled back their operations because of surges in COVID-19 cases or new lockdown measures being imposed. If any reductions in staff and operations recur or persist at our clinical trial sites, it may affect our conduct of the ongoing GATHER2 and STAR trials and the OLE study. Shortages of vaccines, personal protective equipment and other supplies for the prevention of COVID-19 and the proliferation of new variants of COVID-19 may cause our clinical trial sites to further scale back the number of staff on site and other operations, and may also cause prospective or enrolled patients to avoid clinical trial visits.

In addition to the disruptions to the operations of many clinical trial sites, the COVID-19 pandemic affected our monitoring and audit operations, for example, by requiring remote monitoring, remote source document verification and remote auditing in many instances. Some countries prohibit or limit remote source document verification due to privacy and other concerns. During 2020 and early 2021, we experienced difficulties and delays in performing audits on most of our clinical trial sites because of privacy and other concerns with remote auditing. Although we do not believe the COVID-19 pandemic has materially affected the robustness of our data verification process for the GATHER1 or GATHER2 trials, we or regulatory authorities may find data verification discrepancies upon reviewing the data from the trials. This risk may also affect our data verification processes for the STAR trial or the OLE study.

Our development of IC-500 is also based on a novel mechanism of action that is unproven and poses a number of scientific and other risks.

IC-500, our selected product candidate from our HtrA1 inhibitor program, is in preclinical development. There are no FDA or EMA approved products that utilize HtrA1 inhibition as a mechanism of action for treating ophthalmic diseases, including GA and other age-related retinal diseases for which we may develop IC-500, and this mechanism of action may not prove safe and effective for these diseases. Although we are aware that a few other companies are pursuing HtrA1 inhibition as a strategy for treating retinal diseases, to date, there is limited published clinical data regarding the safety and efficacy of HtrA1 inhibition in the target patient population. We are also aware that Genentech was conducting a Phase 2 clinical trial for its monoclonal antibody HtrA1 inhibitor but recently discontinued that trial. We made the decision to acquire our HtrA1 inhibitors program in 2018 based on our interpretation of the scientific literature and rationale for this potential target that suggest an association between HtrA1 and the risk for AMD, as well as a limited set of preclinical data generated by Inception 4 prior to the acquisition. Even though genetic and histologic findings correlate HtrA1 with AMD, the development and progression of AMD may not be affected by HtrA1 or may be more strongly affected by other genes. Our hypothesis that targeting inhibition of HtrA1 may be a safe and effective method of treating AMD may ultimately be incorrect, which would likely adversely affect the value of IC-500 and its continued development.

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

Ethical, legal and social issues related to genetic testing may reduce demand for any product candidates that require genetic testing for use.

For certain of our product candidates, including any promising candidates from our gene therapy research programs, we may require that as part of participating in a clinical trial or determining eligibility for that product candidate, patients undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. The ownership of and the lawfulness of using genetic data is an area of the law that is unclear and varies across jurisdictions. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been raised that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This dynamic could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure, as well as the use of genetic data. Any of these scenarios could decrease the pool of patients willing to participate in a clinical trial or receive a product candidate for which we require genetic testing.

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future, including to support potential commercialization of avacincaptad pegol. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or product candidates of sufficient quality, which could delay, prevent or impair our development or commercialization efforts. The COVID-19 pandemic has affected our contract manufacturers' operations and the manufacture of our product candidates.

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We currently rely upon and expect to continue to rely upon third-party contract manufacturers to manufacture preclinical and clinical supplies of product candidates we are developing or may develop and commercial supplies of products if and when approved for marketing by applicable regulatory authorities. Furthermore, we and our contract manufacturers currently rely upon, and for the foreseeable future expect to continue to rely upon, sole-source suppliers of certain starting materials and other specialized components of production used in the manufacture and fill/finish of our product candidates.

We have historically relied on, and purchased on a purchase order basis from, a single third-party manufacturer, Agilent, to provide avacincaptad pegol drug substance. We are working with Agilent and a new manufacturer to conduct scale up and validation activities for avacincaptad pegol drug substance. However, we do not currently have any contractual commitments with Agilent or the new manufacturer for the long-term clinical or commercial supply of avacincaptad pegol drug substance. We have also historically relied on a single third-party manufacturer, Ajinomoto, for avacincaptad pegol drug product. We plan to rely on Ajinomoto for supply of avacincaptad pegol drug product using the new vial for commercial supply upon launch, if approved. However, we may ultimately need to rely on other manufacturers for long-term supply of avacincaptad pegol drug product. We purchase the PEG starting material on a purchase order basis from a single third-party supplier. We are continuing discussions with this supplier for a long-term supply agreement for the PEG starting material. For these and any other manufacturers with which we do not have any contractual commitments for supply, the pricing and other terms for supply may vary, even substantially, over time and could adversely affect our financial results and operations.

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

Over the past few years, Agilent has been undergoing rapid expansion, including ramping up for production for existing clients, bringing on additional clients, opening new facilities, installing and validating new equipment, and hiring and training new personnel. As a result, we engaged a new contract manufacturer for supply of avacincaptad pegol drug substance, which we had planned to be our primary manufacturer for avacincaptad pegol drug substance. We encountered issues during technology transfer of the avacincaptad pegol manufacturing process to this manufacturer, which delayed our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of avacincaptad pegol drug substance upon launch, if approved, and the new manufacturer as a second source of supply of avacincaptad pegol drug substance. We are continuing discussions with Agilent for long-term commercial supply of avacincaptad pegol drug substance. In addition, expansion experienced by other manufacturers and suppliers that we use, including any issues that they may experience while expanding, could negatively impact the timing, costs, progress, quality and outcome of our planned manufacturing activities with those manufacturers and delay or hinder our development or commercialization plans.

If any of our third-party manufacturers, fill/finish providers or sole-source suppliers fail to fulfill our contracts or purchase orders, or if any of these manufacturers or suppliers should become unavailable to us for any reason, including as a result of capacity constraints, differing priorities, regulatory compliance issues, financial difficulties or insolvency, we believe that there are a limited number of potential replacement manufacturers or sole source suppliers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We may be unable to establish agreements with such replacement manufacturers, fill/finish providers or sole-source suppliers or may need to do so under unfavorable terms. Furthermore, there are a limited number of contract manufacturers with experience manufacturing oligonucleotides, which may limit our ability to find and use alternative manufacturers.

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers initially limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes affected how we work with our manufacturers and resulted in minor delays to the progress of our manufacturing activities. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, that are essential for the manufacture of our product candidates. For example, in 2020, the COVID-19 pandemic and governmental measures in response caused a delay to the process development activities at our drug substance manufacturer for IC-500 as a result of difficulty in procuring one of the raw materials used in the manufacture of IC-500 from China. Over the past two years, there have been increasing disruptions in the global supply chain for various materials, due to the effects of the COVID-19 pandemic and other macro-economic events. For example, the new manufacturer we are working with as a second source of supply for avacincaptad pegol drug substance has experienced issues with procuring a number of raw materials due to supply chain interruptions, which caused several delays to our manufacturing timelines with this manufacturer. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials or the OLE study and we do not believe our overall timelines for avacincaptad pegol have been materially impacted as a result of supply chain issues affecting our contract manufacturers. We continue to monitor our supply chain closely.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. As part of seeking marketing approval, we and our third-party manufacturers will be subject to inspections by the FDA and other regulatory authorities. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

We plan to rely on third-party commercial distribution and other commercial services vendors to assist us with the development and implementation of our commercial value chain and related services for the potential commercialization of avacincaptad pegol, if approved, and those third parties may not perform satisfactorily, including lacking adequate workforce and capacity for storage and distribution.

We plan to rely on third parties, such as commercial packaging and warehousing providers, third party logistics providers, or 3PLs, specialty distributors and specialty pharmacies, for the storage and commercial distribution of avacincaptad pegol, if approved. We also plan to rely on third party access and reimbursement providers to support patient access and provider reimbursement programs for avacincaptad pegol, if approved. Those third parties may have different business priorities and may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, our commercial value chain could be adversely affected and our commercialization efforts could be delayed.

The COVID-19 pandemic has resulted in persistent global supply chain challenges and logistics backlogs for many industries. Our selected commercial service providers may experience worker shortages, distribution backlogs or other issues that could disrupt our ability to meet product demand Any performance failure on the part of these third parties could delay commercialization of avacincaptad pegol, if approved, and adversely affect our results of operations.

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

The COVID-19 pandemic caused our university collaborators to limit the number of staff on site and the types of activities that may be conducted in their laboratories. For example, during 2020 UMMS suspended researcher access to their laboratories and the conduct of certain animal studies and reduced the number of staff in its animal medicine department, which delayed our timelines for our miniCEP290 and miniUSH2A sponsored research programs. Shortages and governmental restrictions arising from the COVID-19 pandemic may also disrupt the ability of our academic collaborators, clinical trial sites and other contract research organizations to procure items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials, including personal protective equipment for site staff, or animals that are used for preclinical studies. For example, there have been shortages of various animals used in research studies, such as several types of monkeys, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Since last year, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. Many CROs have limited slots available for preclinical studies and experienced increased absenteeism of staff in wake of the Omicron variant; these factors caused a delay of our previously planned start date for our IND-enabling toxicology studies for IC-500. There is no guarantee that the COVID-19 pandemic will not further impact our third-party vendors, which could have a material impact on our research and development programs.

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

We transitioned the miniCEP290, miniABCA4 and miniUSH2A research programs from UMMS to us. Those programs were previously collaborative sponsored research programs overseen by researchers at UMMS, and we are continuing those research programs internally. As part of this transition, we needed to obtain or breed new animals for the miniABCA4 program and the miniUSH2A program, which led to delays in our timelines for receipt of data from both programs. We may not be successful in pursuing these research programs internally.

We may seek a collaborator for the further development and potential commercialization of avacincaptad pegol in one or more territories outside the United States. We are currently planning to seek a collaborator or licensee for the further development of IC-100 and/or IC-200. If we are not able to establish collaborations to advance these or any of our other development programs, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses and the hiring of additional qualified personnel. In addition, the development or commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. A number of countries require sponsors to perform a clinical trial in the local jurisdiction or with patients similar to the demographics of the local population as a condition to approving the drug. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we may seek a collaborator for the further development and potential commercialization of avacincaptad pegol in one or more territories outside the United States. We are currently planning to seek a collaborator or licensee for the further development and potential commercialization of IC-100 and IC-200.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials and other data we have generated for the product candidate, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, any patent or other forms of exclusivity for such product candidate and the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, the ability to obtain governmental approval for the collaboration, if necessary, and industry and market conditions generally. For a potential collaborator for a sustained release delivery technology for avacincaptad pegol, those factors may include an assessment of the technical feasibility of the technology using the data we and the potential collaborator have generated, which may be preliminary and limited. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. For our gene therapy programs including IC-100 and IC-200, we are party to in-license agreements that limit who we can collaborate with or may require the approval of our licensor for us to enter into a collaboration, and any future license agreements that we may enter into may have similar restrictions. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among pharmaceutical and biotechnology companies over the past decade that have resulted in a reduced number of potential future collaborators and this trend is likely to continue.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop those product candidates or bring them to market and generate product revenue in line with our expectations. For avacincaptad pegol, if we choose to and are unable to find a collaborator for potential commercialization outside the United States, we likely will need to raise additional capital, hire additional personnel and undertake the effort ourselves, any of which may be unsuccessful. In addition, although we currently intend to commercialize avacincaptad pegol in the United States ourselves, if approved, as part of the process for finding a collaborator for potential commercialization in one or more territories outside the United States, we may choose to grant a potential collaborator co-commercialization or co-promotion rights in the United States.

If we enter into collaborations with third parties for the development or commercialization of our product candidates, any such collaborations will carry numerous risks. If any of our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop or commercialize our product candidates, either in the United States, or in markets outside the United States. We also may seek third-party collaborators for development and commercialization of other product candidates we may develop, including sustained release delivery technologies for avacincaptad pegol. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any arrangements with third parties, we would likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We depend on licenses and sublicenses for development and commercialization rights to avacincaptad pegol, IC-100, IC-200 and our miniCEP290 program. These license arrangements, as well as the Inception 4 Merger Agreement, impose diligence obligations on us. We depend on research licenses from UMMS for our miniABCA4 and miniUSH2A programs. We may enter into similar arrangements for future product candidates or technologies. Termination of licenses or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.

We are party to a license agreement with Archemix on which we depend for rights to avacincaptad pegol. We are party to the DelSiTech License Agreement with DelSiTech for rights to develop and commercialize new formulations of avacincaptad pegol using DelSiTech’s silica-based sustained release delivery technology. We are party to two different license agreements, each with UFRF and Penn, on which we depend for rights to IC-100 and IC-200. We are also party to a license agreement with UMMS for our miniCEP290 program. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. For IC-100, IC-200 and our miniCEP290 program, we are party to agreements with academic institutions, and under those agreements, we must meet certain milestones by certain timelines and if we fail to do so, we may need to expend significant amounts of money to extend those timelines or otherwise be in breach of those agreements. For example, for IC-100 and IC-200, those milestones include two separate development milestones, which we did not meet at their original respective deadlines. We were able to successfully obtain extensions to those milestones and all subsequent milestones in the RHO-adRP License Agreement and BEST1 License Agreement. If we are unable to meet the extended deadlines for IC-100 or IC-200, or any other diligence milestone timelines in our agreements with our academic licensors, the applicable licensor would have the right to terminate the license agreement on which we depend for rights to IC-100, IC-200 or our miniCEP290 program and we could lose our rights to develop and market IC-100, IC-200 or any product candidates from our miniCEP290 program, or to have a potential collaborator or licensee do so.

Under the license agreements for our product candidates, we generally would not be able to avoid our payment obligations even if we believed a licensed patent right was invalid or unenforceable because the license agreements provide that our licenses to all licensed patent rights would terminate if we challenge the validity or enforceability of any licensed patent right. The Inception 4 Merger Agreement, pursuant to which we acquired IC-500, also imposes specified diligence and milestone payment obligations on us. We may enter into acquisition or licensing agreements in the future that could impose similar obligations on us.

We are also party to research licenses with UMMS for rights to continue with the research and development of our miniABCA4 and miniUSH2A programs. The term of these research licenses is the same as the term for us to exercise our rights under option agreements pursuant to which UMMS granted us option rights to in-license certain patent applications covering these programs. If we fail to exercise our option rights or fail to agree to terms with UMMS for a license for further development and commercialization of the applicable program, we may lose our rights to continue with conducting research and development of that program.

If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to avacincaptad pegol, DelSiTech’s sustained release delivery technology, IC-100, IC-200, our miniCEP290 program, and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition. In the case of our limited diligence obligation under the Inception 4 Merger Agreement, a potential breach of our obligation to use commercially reasonable efforts to develop an HtrA1 inhibitor could lead to a lawsuit with the former equity holders of Inception 4 and result in potential liability to us of up to $5.0 million.

In addition to the above risks, certain of our intellectual property rights are sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of their upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop, manufacture and commercialize the relevant product candidates may be materially harmed. While the applicable agreements may contain contractual provisions that would in many instances protect our rights as a sublicensee in these circumstances, these provisions may not be enforceable and may not protect our rights in all instances. Further, we do not have the right to control the prosecution, maintenance and enforcement of all of our licensed and sublicensed intellectual property, and even when we do have such rights, we may require the cooperation of our licensors and their upstream licensors, which may not be forthcoming. Our business could be materially adversely affected if we are unable to prosecute, maintain and enforce our licensed and sublicensed intellectual property effectively.

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

We currently rely on and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering avacincaptad pegol as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with avacincaptad pegol are expected to expire in 2026. The recently issued U.S. patent rights covering methods of using avacincaptad pegol to treat GA are expected to expire in 2034. The European patent rights covering the composition of matter of avacincaptad pegol and methods of treating certain complement protein mediated disorders with avacincaptad pegol are expected to expire in 2025. The patents covering avacincaptad pegol may expire before the date by which we or a potential commercial partner would be able to commercialize avacincaptad pegol in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch avacincaptad pegol prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. If we are successful in developing a sustained release delivery technology for avacincaptad pegol, we may be able to obtain patent protection for avacincaptad pegol with the sustained release delivery technology beyond the current patent life for avacincaptad pegol; however, obtaining the additional patent protection from these efforts or other efforts to extend the patent life of avacincaptad pegol is not guaranteed. Although the patent rights under existing patent applications for IC-500, IC-100, IC-200 and our miniCEP290 program are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.

In March 2022, the USPTO issued a patent with claims covering methods of using avacincaptad pegol to treat GA, which is a method-of-treatment patent. Certain of our licensed patent rights for avacincaptad pegol and IC-100 are method-of-treatment patents and patent applications. Our licensed patent rights for IC-200 are method-of-treatment patent applications. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although off-label use of a product may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as our product candidates would limit our ability to generate revenue from the sale of such product candidates, if approved for commercial sale. In addition, patent laws in Europe and some other jurisdictions generally make the issuance and enforcement of patents that cover methods of treatment of the human body difficult in those jurisdictions. Further, once the composition-of-matter patents relating to avacincaptad pegol or IC-100 in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as avacincaptad pegol or IC-100 in that jurisdiction so long as these competitors do not infringe any of our other patents covering avacincaptad pegol’s or IC-100's composition of matter or method of use or manufacture, do not violate the terms of any marketing exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as avacincaptad pegol or IC-100, even if such use infringes any of our method-of-treatment patents.

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

Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time consuming. For some of our licensed patent rights, we may need the cooperation of our licensors to file such claims. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. Trademark-related risks are increasing as we work to transition to a commercial-stage pharmaceutical company. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable and we may not be able to obtain injunctive relief. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

As a result of the COVID-19 pandemic, we switched to remote and hybrid working since March 2020 and as a result, have increasingly relied upon teleconferencing and cloud-based means of communication and data storage. Many other companies have done the same. There have been numerous publicized attempts of bad actors attempting to intercept proprietary communications. We may be similarly susceptible to those kinds of threats.

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

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data on our behalf. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, have resulted in certain changes to our business practices, such as additional consideration given to the GDPR and other relevant data protection laws in setting up clinical trial agreements and informed consent forms for our GATHER2 trial, and may require further changes to our business practices. As we set up our commercial infrastructure and practices, we would also need to be mindful of the Health Insurance Portability and Accountability Act, or HIPAA, and its rules and regulations governing protected health information. Any non-compliance by us or our employees, consultants or contractors with the GDPR, HIPAA or other applicable data protection laws could lead to setbacks in the development or approval of our product candidates, government enforcement actions, private litigation, significant fines and penalties, or reputational harm and could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Employee Matters and Managing Our Operations
We are in the process of recruiting new personnel to prepare for the potential commercialization of avacincaptad pegol and to support our growth. We may experience difficulties in recruiting necessary and qualified personnel and in retaining key employees and consultants.

We are currently a development-stage company with a total of 148 full-time employees as of October 31, 2022. These employees support key areas of our business and operations, including commercial planning, clinical development and clinical operations, regulatory affairs, drug safety, data management, biostatistics, medical affairs (including field personnel), scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

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

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. As we prepare for the submission of an NDA and an MAA for and the potential commercialization of avacincaptad pegol, and continue the development of IC-500, we have been and expect we will need to continue hiring additional commercial operations, medical affairs, clinical operations, quality assurance, manufacturing, analytical, regulatory, pharmacovigilance and other personnel from this limited pool. Earlier this year, we hired our first group of medical science liaisons, or MSLs and we are starting to recruit and hire a field-based sales force. Hiring field-based personnel, and training and effectively deploying them can be time consuming and expensive, and many other companies are competing with us for the field-based personnel whom we may seek to hire. If we experience any challenges or delays in the hiring and integration of necessary personnel, it could impede our ability to finish development of, file for marketing approval for, and potentially commercialize avacincaptad pegol in line with our expectations.

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

In March 2020, we instituted a company-wide working from home policy. Other than for our laboratory-based employees, we expect to work in a hybrid (partially remote, partially in office) working model for the foreseeable near future. We will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention, the New York State Department of Health, the New Jersey Department of Health and the Massachusetts Department of Public Health, with regard to our policies relating to working in our offices. We expect that changes to the way we work will depend on, among other factors, the local COVID-19 and public safety situation and the degree to which our employees have received vaccines and if applicable, booster shots. As we continue to transition back to working at company sites closer to a full-time basis, there may be an increased risk to our employees and contractors, including as a result of a subsequent waves of the COVID-19 pandemic. If any of them contracts COVID-19 as a result of or while conducting services for us, we may be subject to workers compensation or other claims. Because of the importance of our employees and contractors to the success of our company, their exposure to the COVID-19 pandemic may adversely affect our ability to carry on our operations.

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

Risks Related to Legal and Compliance Matters

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we or our third-party commercialization partners may be subject to penalties if we or our third-party commercialization partners or our or their manufacturers fail to comply with regulatory requirements or if we or our third-

party commercialization partners or our or their manufacturers experience unanticipated problems with our products, when and if any of them are approved.

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

The FDA, the Federal Trade Commission and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the pre- and post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers' communications regarding preapproval promotion and off-label use and if we engage in inappropriate pre-approval promotion or if we do not market our products for their approved indications, we may be subject to enforcement action. Over the past few years, there has been increasing enforcement activity from the FDA targeting preapproval promotion. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers and third-party payors may expose us and our commercialization partners to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the arrangements and relationships through which we and our commercialization partners market, sell and distribute any products for which we or they obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. These risks are becoming more important for our operations as avacincaptad pegol advances in clinical development and as we prepare for potential commercialization. We are working to develop and implement a corporate compliance program to ensure that we will market and sell any future products that we successfully develop in compliance with all applicable laws and regulations, but we cannot guarantee that any such program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Current and future healthcare reform legislation may increase the difficulty and costs for us and any future collaborators to obtain reimbursement for any of our product candidates that may receive marketing approval and our ability to generate revenue will be materially impaired.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Other legislative changes have been proposed and adopted since the PPACA was enacted. The Budget Control Act of 2011, among other things, resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with passage of the Inflation Reduction Act in August 2022, or the IRA, Congress extended the expansion of PPACA premium tax credits through 2025.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration took executive actions to undermine or delay implementation of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In January 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the health insurance marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria and new payment methodologies that govern any of our approved products and/or the level of reimbursement physicians receive for administering any approved products we, or our collaborators, might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates for which we may obtain marketing approval and may affect our overall financial condition.

Current and future drug pricing legislative efforts may limit the prices for our products, if and when they are approved for marketing, which could materially impact our ability to generate revenues.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations included an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, was subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it would explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

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

More recently, with passage of the IRA, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. We are continuing to analyze the impact of this law on our commercial strategy for avacincaptad pegol.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal drug pricing measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceutical products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Outside the United States, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S., reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the E.U. and the UK, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Reporting and payment obligations under Medicare Part B, the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to calculations, price reporting and payment obligations previously reported or paid. Such revisions could result in liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement. We expect that avacincaptad pegol, if approved for GA, would be reimbursed in large part by the "buy and bill" model under Medicare Part B, which requires that we report the average sale price, or ASP, for avacincaptad pegol, which will affect the level of reimbursement from Medicare. The determination of ASP can be complex and uncertain.

Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws or regulations related to calculations, price reporting or payments obligations, which increases the chances of a legal challenge, restatement or investigation. If a company becomes subject to investigations, restatements, or other inquiries concerning compliance with price reporting laws and regulations, it could be required to pay or be subject to additional penalties, sanctions or fines, which could have a material adverse effect on the business, financial condition and results of operations.

For example, the recently passed IRA has implications for programs such as Medicare Part D. Medicare Part D is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Individuals participating in a Medicare Part D prescription drug plan could experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and imposing price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in a company having to carry a liability on its consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, a company’s financial position and results of operations could be adversely affected.

In addition to retroactive rebates and the potential for 340B Program refunds, if a pharmaceutical company is found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to CMS, it may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate the Medicaid drug rebate agreement, pursuant to which companies participate in the Medicaid program. In the event that CMS terminates a rebate agreement, federal payments may not be available under government programs, including Medicare Part B, for covered outpatient drugs.

Additionally, if a pharmaceutical company overcharges the government in connection with the FSS program or Tricare Retail Pharmacy Program, whether due to a misstated federal ceiling price or otherwise, it is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against a company under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on a company’s business, financial condition and results of operations.

If we enter into a collaboration for commercialization of our product candidates outside the United States, our collaborators would be subject to similar requirements outside of the U.S. and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.

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

Separately, in response to the COVID-19 pandemic, a number of companies in 2021 announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts and temporary suspensions due to the Omicron variant, the FDA resumed domestic inspections in February 2022 and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, due to the ongoing COVID-19 pandemic and travel restrictions. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. In addition, many state licensing agencies underwent reductions in staff and office operations in wake of the COVID-19 pandemic and as a result, are taking longer to review and approve pharmaceutical licensing applications. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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
We and our third-party manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations at our laboratories and with our contracted manufacturing services involve the use of hazardous and flammable materials, including chemicals and biological materials, and produce hazardous waste products. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our or our contractors' use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources and any coverage provided by our insurance. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
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
We and certain of our current and former executive officers were named as defendants in a purported consolidated putative class action lawsuit initiated in 2017 that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the results of our Phase 2b trial and the prospects of our Phase 3 trials for our prior product candidate Fovista in combination with anti-VEGF agents for the treatment of wet AMD. Certain current and former members of our board of directors and current and former officers were also named as defendants in two shareholder derivative actions initiated in August 2018 (the Pacheco matter) and May 2021 respectively, which generally allege that the defendants breached their fiduciary duties to our company by failing to oversee our business during the period of the Phase 2b and Phase 3 clinical trials of Fovista. These complaints seek equitable and/or injunctive relief, unspecified damages, attorneys’ fees, and other costs. On September 8, 2021, the parties in the class action executed a settlement agreement, which was finally approved by the court on September 16, 2022. In April 2022, our directors’ and officers’ liability insurance paid the full amount of the settlement, including plaintiff counsel’s fees, directly to the plaintiffs’ escrow account. The shareholder derivative actions were stayed while a special litigation committee of our board of directors, or the SLC, investigated the allegations contained in the complaints. On October 18, 2021, the parties notified the court overseeing the Pacheco matter that they had reached an agreement in principle to settle the action. On January 27, 2022, the parties executed a settlement agreement. On November 3, 2022, the court issued an order preliminarily approving the settlement. We do not expect this settlement, if granted final approval in its current form, to have a material impact on our financial condition. We are unable, however, to predict the outcome of the Pacheco matter at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance could have a material adverse effect on our financial condition and business. In addition, the litigation, including responding to discovery requests, caused our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation, and if the litigation remains protracted, could further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Regardless of whether these lawsuits are finally settled, additional lawsuits may be filed against us.
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

Our stock price may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including as a result of short selling by institutional and retail investors. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•results of research, preclinical development activities and clinical trials for our product candidates, for example the increase in the trading of our common stock following our announcement of topline data from our GATHER2 trial;

•the timing and results of regulatory interactions and review for our product candidates;

•the success of products or technologies that compete with our product candidates, including results of clinical trials of product candidates of our competitors and of regulatory review of those product candidates, including the FDA’s review of the NDA for Apellis’s complement inhibitor and its expected PDUFA date;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•the level of expenses related to any of our product candidates or development programs;

•variations in our financial results or those of companies that are perceived to be similar to us;

•the recruitment or departure of key personnel;

•the results of our efforts to in-license or acquire the rights to other product candidates and technologies for the treatment of retinal diseases, including additional sustained release delivery technologies for avacincaptad pegol;

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices, including potential environmental, social and governance (ESG) reporting.

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

On March 21, 2022, the Securities and Exchange Commission proposed new rules relating to the disclosure of climate-related risks and disclosures. The SEC is currently reviewing comments to the proposed rule and a final rule is forthcoming. We are currently assessing the rule and its potential impact on our operations. To the extent this rule is finalized as proposed, we expect we would need to devote significant time and incur increased costs preparing for the disclosures required by this rule. In addition to the SEC’s climate-related rule, many public companies are choosing or being required to report on their ESG goals, practices and risks.

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
Item 5.    Other Information
Stipulation of Settlement for Shareholder Derivative Action
As disclosed in “Note 8 — Commitments and Contingencies” in the notes to the financial statements filed with this Quarterly Report on Form 10-Q, on August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's board of directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. On January 27, 2022, the parties executed a settlement agreement (the “Stipulation of Settlement”) related to the shareholder derivative action. On November 3, 2022, the court issued an order preliminarily approving the settlement.
Copies of the Stipulation of Settlement and Notice of Pendency and Proposed Settlement of Shareholder Derivative Actions are attached as Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q. The Company does not expect this settlement, if granted final approval in its current form, to have a material impact on its financial condition.
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
Amendment No. 2 to Exclusive License Agreement with Know-How, by and among the Registrant, Trustees of the University of Pennsylvania and University of Florida Research Foundation, Incorporated, dated July 1, 2022

10.2
Loan and Security Agreement between the Registrant, IVERIC bio Gene Therapy LLC, Orion Ophthalmology LLC, each of the Registrant’s other subsidiaries from time to time party thereto as a borrower, Hercules Capital, Inc. Silicon Valley Bank, and the several banks and other financial institutions or entities from time to time parties thereto, and Hercules Capital Inc., in its capacity as administrative agent and collateral agent for itself and the lenders, dated July 26, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 26, 2022)

31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Stipulation of Settlement and Notice of Pendency, dated January 20, 2023
99.2	*	Proposed Settlement of Shareholder Derivative Action, dated January 20, 2023
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Presentation Linkbase Document
104*		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Submitted electronically herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 (unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine month periods ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the three and nine month periods ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2022 and 2021 and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: November 4, 2022	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)