Form 10-K
period 2022-12-31
IVERIC bio, Inc.
filed 2023-03-01
CIK 1410939

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒  Yes    ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,093.4 million, based on the closing price of the registrant's common stock on June 30, 2022.
The number of shares outstanding of the registrant's class of common stock, as of February 27, 2023: 137,122,338
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant's 2023 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2022.

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
•our expectations regarding the impact of results from GATHER1, our completed Phase 3 clinical trial evaluating avacincaptad pegol (ACP) for the treatment of Geographic Atrophy (GA) secondary to AMD, and from GATHER2, our ongoing Phase 3 clinical trial evaluating ACP for the treatment of GA secondary to AMD, on our business and regulatory strategy, including, the timing and response to our new drug application (NDA) submitted to the U.S. Food and Drug Administration (FDA), our plans to submit marketing authorization applications to the European Medicines Agency (EMA) and the UK Medicines and Healthcare products Regulatory Agency (MHRA), and our expectations for using ACP for the treatment of intermediate AMD;
•the timing, costs, conduct and outcome of GATHER2, including expectations regarding patient retention and the safety profile of ACP, including from our open-label extension study for patients who completed the GATHER2 trial, and expectations regarding the potential for ACP to receive regulatory approval for the treatment of GA based on the clinical trial results we have received to date;
•our plans and strategy for the potential commercialization of ACP, including hiring of medical affairs and commercialization personnel, building a commercialization infrastructure, including sales, marketing and distribution capabilities, and our expectations regarding the market dynamics for treatments for GA and other commercial matters;
•our ability to establish and maintain capabilities and capacity for the manufacture of ACP and our other product candidates, including scale up and validation of the manufacturing process for ACP drug substance and drug product, and securing the supply of the polyethylene glycol (PEG) starting material and other materials for our expected manufacturing needs and securing the supply of ACP drug substance, drug product and finished goods for our expected needs;
•our plans for evaluating, obtaining rights to, developing and potentially commercializing new formulations of ACP with the silica-based sustained release technology we in-licensed from DelSiTech Ltd. (DelSiTech) and other sustained release delivery technologies for ACP;
•the timing, costs, conduct and outcome of STAR, our ongoing Phase 2b screening trial evaluating ACP for the treatment of autosomal recessive Stargardt disease, including expectations regarding the recruitment of additional patients for this trial;
•our plans and ability to consummate business development transactions, including potential collaboration opportunities for further development and potential commercialization of ACP outside the United States; and in-licenses or other opportunities to acquire rights to additional product candidates or technologies to treat retinal diseases, including additional sustained release delivery technologies for ACP;
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

•the timing, costs, conduct and outcome of our ongoing clinical trials, including statements regarding the timing of the initiation and completion of, and the receipt of results from, such clinical trials, the costs to conduct such clinical trials, and the impact of the results of such clinical trials on our business strategy;
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

1.The value of your investment is highly dependent on the success and potential commercialization of ACP. We are working to transition to being a company capable of commercializing a pharmaceutical product, if approved, and may not be successful in this transition.

2.We have a history of significant operating losses and expect to continue to incur losses until we can successfully commercialize one or more of our product candidates, if ever. We may never achieve or maintain profitability.

3.We may need additional financing in order to commence, if approved, and continue commercializing ACP, or continue developing our other product candidates. Securing financing may be challenging and/or dilutive to our shareholders, and if we are unable to secure financing when needed, we may need to curtail our development programs or planned commercialization activities.

4.The covenants in our Loan and Security Agreement with Hercules Capital, Inc. and Silicon Valley Bank may limit and restrict from us from pursuing certain operating activities. If we are in default under that agreement, we may need to repay all existing indebtedness under that term loan facility.

5.We need to satisfy numerous regulatory requirements in order to secure marketing approval and reimbursement approval, if applicable, for ACP and other product candidates. These requirements differ across jurisdictions. Failure to satisfy and maintain those requirements can preclude us from commercializing our products.

6.Regulatory authorities, including the FDA and EMA, may disagree with our analyses or conclusions from our clinical trials of ACP in GA secondary to AMD. Since receipt of the 12-month results from GATHER1, we have not had any formal interactions with the EMA regarding our planned regulatory pathway for ACP in GA and the EMA and other regulatory authorities may disagree with the requirements of the FDA. We may need to conduct additional clinical trials or nonclinical studies for ACP in order to obtain marketing approval or reimbursement approval.

7.Manufacturing our product candidates is technically complex, expensive and time consuming. We may face issues with scaling up and validating the manufacturing process for ACP. We may not be able to secure adequate supply of PEG starting material, ACP drug substance, ACP drug product or ACP finished goods for our future needs, including potential commercial launch. Issues with manufacturing can derail the further development or commercialization of our product candidates.

8.To commercialize any of our product candidates, if approved, we will need to set up a sales and marketing infrastructure. We are continuing to hire commercialization personnel and will need to continue building our commercial infrastructure. The success of our commercialization efforts will depend in part on the degree of acceptance of our product candidates by patients, the medical community and payors.

9.We face substantial competition from large pharmaceutical companies, smaller biotech companies and others.

10.Drug development is inherently risky with numerous scientific, technical, regulatory and other challenges. A promising drug candidate can fail at any time and for any number of reasons.

11.We are pursuing the development of our product candidates using novel mechanisms of action targeting indications for which there are few or no approved products. These include, for example, complement inhibition and inhibition of High temperature requirement A serine peptidase 1 protein for GA, and complement inhibition for intermediate AMD and autosomal recessive Stargardt disease. These approaches carry numerous scientific, regulatory and other risks.

12.The 12-month results of GATHER2 may not be replicated by the 24-month results from the trial, which may not replicate the results of the GATHER1 trial. We may discover safety issues with our product candidates due to known and currently unknown factors, which could hamper their further development or commercialization.

13.We may not be successful in developing a formulation of ACP with the sustained release delivery technology we in-licensed from DelSiTech or obtaining rights to and developing other sustained release delivery technologies for ACP.

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

15.We plan to rely on third-party distribution and other commercial services vendors to assist us with the commercialization of ACP, if approved, and those third parties may not perform satisfactorily for any number of reasons.

16.We rely heavily on our third-party contract research organizations as well as our clinical trial sites. They may have different priorities than we do and may fail to follow regulatory requirements, including good laboratory practice, good clinical practice and other data integrity requirements.

17.We plan to explore collaboration opportunities for the further development and potential commercialization of ACP in one or more territories outside the United States. We may not be able to enter into a collaboration on favorable terms, or at all. Even if we are able to do so, the collaboration may not be successful.

18.We rely on patents to protect our proprietary position. We may not obtain the patent rights that we seek and/or we may not be able to exclude our competitors from relevant markets. We may be subject to litigation involving our patents or those of third parties.

19.We are highly dependent on our information security systems and those of third parties we work with. A cybersecurity incident may cause interruptions to the progress of our operations, financial or regulatory penalties and/or harm to our reputation.

20.We rely on a limited number of employees to conduct our operations, including supervising our outside vendors. The skills needed to advance our research and development programs and plan for commercialization of our product candidates are highly specialized. We are hiring additional qualified personnel, including sales force personnel, to support the growth of our business. Hiring these personnel and retaining existing employees may be challenging.

21.We and any potential commercialization partners are subject to numerous healthcare laws and regulations governing our relationships with patients, healthcare professionals and third-party payors. Failure to comply with these requirements may adversely affect our business.

22.The reimbursement and payment regime for pharmaceutical products in the United States remains in flux. There are ongoing, and often bipartisan, efforts to reduce the prices of pharmaceutical products.

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
Our lead asset is our clinical stage product candidate avacincaptad pegol, which is also referred to as ACP or Zimura®, a complement C5 inhibitor. We are currently targeting the following diseases with ACP:
•Geographic Atrophy, or GA, which is the advanced stage of AMD and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision;
•intermediate AMD, which is an earlier stage of AMD; and
•autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited condition characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue, leading to loss of vision.
In October 2019, we announced positive 12-month data for GATHER1, our first Phase 3 clinical trial evaluating ACP for the treatment of GA secondary to AMD. In GATHER1, 286 patients were randomized to receive various doses of ACP, including ACP 2 mg, or sham control. We observed a 27.7% (p-value = 0.0063) reduction in the mean rate of growth (slope) estimated based on GA area between the ACP 2 mg group and the corresponding sham control group over 12 months, when performing the primary analysis, and a 35.4% (p-value = 0.0050) reduction in the mean rate of growth (slope) estimated based on GA area between the two groups over 12 months, when performing the supportive analysis. These results are based on an analysis of the primary efficacy endpoint required by the U.S. Food and Drug Administration, or FDA, in accordance with our Special Protocol Assessment, or the SPA, which we describe further below. We analyzed the endpoint by using the square root transformation of the GA area, which we refer to as the primary analysis, and we analyzed the endpoint by using the observed GA area (without square root transformation), which we refer to as the supportive analysis. In GATHER1, through month 12, we did not observe any events of endophthalmitis or ischemic optic neuropathy events, and only one case of intraocular inflammation, which was mild and transient and reported as related to the injection procedure. The incidence of choroidal neovascularization, or CNV, in the study eye through month 12 was 6 patients (9.0%) in the ACP 2 mg group and 3 patients (2.7%) in the corresponding sham control group.

In June 2020, we started enrolling patients in GATHER2, our second Phase 3 clinical trial evaluating ACP for the treatment of GA secondary to AMD. In July 2021, we received a written agreement from the FDA under the SPA for the overall design of GATHER2. The SPA is a procedure by which the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for a new drug application, or NDA. In connection with our SPA, the FDA recommended, and we accepted, modifying the primary efficacy endpoint for the GATHER2 trial from the mean rate of change in GA area over 12 months measured by fundus autofluorescence, or FAF, at three timepoints: baseline, month 6 and month 12, to the mean rate of growth (slope) estimated based on GA area measured by FAF in at least three timepoints: baseline, month 6 and month 12.

In September 2022, we announced positive 12-month top-line data for GATHER2. In GATHER2, 448 patients were randomized on a 1:1 basis to receive ACP 2 mg or sham control over the first 12 months of the trial. At 12 months, we measured the primary efficacy endpoint in accordance with the SPA. In GATHER2, we observed a 14.3% (p-value = 0.0064) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the primary analysis, and a 17.7% (p-value = 0.0039) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the supportive analysis. We did not observe any events of endophthalmitis, intraocular inflammation events, events of vasculitis or ischemic optic neuropathy events through month 12, and the incidence of CNV in the study eye through month 12 was 15 patients (6.7%) in the ACP 2 mg group and 9 patients (4.1%) in the sham control group.

We believe that with the statistically significant results from our GATHER1 and GATHER2 trials and the safety profile of ACP to date, we have sufficient data from two independent, adequate and well-controlled pivotal clinical trials of ACP in GA secondary to AMD to support an application for marketing approval. In November 2022, the FDA granted breakthrough therapy designation to ACP for the treatment of GA secondary to AMD. In December 2022, we completed the rolling submission of our NDA to the FDA for marketing approval of ACP for the treatment of GA secondary to AMD. In February 2023, the FDA accepted our NDA for filing and granted priority review with a Prescription Drug User Fee Act, or PDUFA, target action date of August 19, 2023.

In addition to ACP, we are developing our preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitor, for GA secondary to AMD and potentially other age-related retinal diseases. Based on current timelines and subject to successful preclinical development and current good manufacturing practices, or cGMP, manufacturing, we expect to submit an investigational new drug application, or IND, to the FDA for IC-500 during the first half of 2024.
Our portfolio also includes several ongoing gene therapy research programs, each of which uses adeno-associated virus, or AAV, for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan inherited retinal diseases, or IRDs:
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
† In December 2022, we assigned the rights to our licenses to IC-100 (RHO-adRP) and IC-200 (BEST1-related IRDs) to Opus Genetics.
*We have an option to exclusively in-license intellectual property resulting from these programs.
2022 Highlights
•In 2022, we achieved a number of significant company milestones, including the following:
•In September 2022, we announced positive 12-month data from the GATHER2 trial. We achieved a 12-month injection fidelity rate of 92.5% for the GATHER2 trial.
•In November 2022, the FDA granted breakthrough therapy designation for ACP for the treatment of GA secondary to AMD.
•In December 2022, we completed the rolling submission of our NDA to the FDA for marketing approval of ACP for the treatment of GA secondary to AMD.
•In June 2022, we entered into an exclusive license agreement with DelSiTech Ltd., or DelSiTech, for worldwide development and commercialization rights to its silica based sustained release delivery technology for use with ACP.
•In July 2022, we entered into a Loan and Security Agreement with Hercules Capital Inc. and Silicon Valley Bank, or the Loan Agreement, providing up to $250.0 million in term loans, or the 2022 Term Loan Facility.

•In December 2022, we closed an underwritten public offering in which we sold 15,352,500 shares of our common stock and raised approximately $324.3 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses.
•We continued to hire strategically to support key areas of our business, with a total of 74 full-time employees joining our team over the course of 2022.
Business Development and Financing Activities
As we prepare for the potential marketing approval and potential commercial launch of ACP, progress our research and development programs and evaluate our overall strategic priorities, we continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We plan to continue to evaluate, on a selective and targeted basis, opportunities to obtain rights to additional product candidates and technologies for retinal diseases, with a focus on additional sustained release delivery technologies for ACP. In addition, we plan to explore potential collaboration opportunities for the future development and potential commercialization of ACP in one or more territories outside the United States.
Please see later in this Business section for information about our exclusive license agreement with DelSiTech for its sustained release delivery technology for ACP and our asset purchase agreement with Opus Genetics Inc., or Opus, for our former preclinical stage gene therapy product candidates, IC-100 and IC-200.
For information about the 2022 Term Loan Facility with Hercules Capital and Silicon Valley Bank and our follow-on public offering completed in December 2022, please see the Liquidity and Capital Resources section of Management' s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 7 of this Annual Report on Form 10-K. We believe we have sufficient financial resources to launch ACP for GA in the United States, if approved based on our expectations. We plan to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals.
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

Age Related Macular Degeneration, including Geographic Atrophy and intermediate AMD

    AMD is an age-related disease characterized by progressive degenerative abnormalities in the macula, a small area in the central portion of the retina responsible for central vision. AMD is characteristically a disease of the elderly and is the leading cause of visual loss in individuals over 50 years of age in developed countries. Based on a 2016 paper published in Eye and Vision and a 2014 paper published in The Lancet, we expect that by 2050 approximately 22 million individuals in the United States will have a form of AMD and that by 2040 approximately 288 million individuals worldwide will have a form of AMD. Because of increasing life expectancy in developed and developing countries, the elderly population is expected to grow significantly in coming decades. Projections based on U.S. Census Bureau data suggest that the number of Americans over the age of 65 will nearly double to approximately 88 million by the middle of this century. In the absence of adequate prevention or treatment measures, the number of cases of AMD with visual loss is expected to grow in parallel with the aging population, leading to a major public health challenge with significant socioeconomic implications.

    AMD, at its early stages, presents with abnormalities in the retinal pigment epithelium, or the RPE, and yellow-white deposits under the RPE known as drusen, which generally become larger and more numerous as AMD progresses. The RPE is a layer of cells within the retina on which photoreceptors, the cells in the retina that are responsible for capturing light and converting it to electrochemical signals to the brain, are dependent for nutrients, waste disposal and other needs. As the disease progresses with age to the advanced stage, it generally progresses as either the non-neovascular or dry form of AMD or the neovascular or wet form of the disease. A 2022 review in the American Academy of Ophthalmology estimates that approximately 80% of AMD patients have the dry form of the disease. In the dry form of AMD, the eventual loss of photoreceptors, RPE cells and associated capillary blood vessels in the macula results in marked thinning and/or atrophy of retinal tissue. This advanced stage of dry AMD is called GA. In the wet form of AMD, abnormal new blood vessels originate beneath the retina, in a layer called the choroid, and invade into the overlying retinal layers, through a process called choroidal neovascularization, or CNV. The macula of patients diagnosed with the wet form of AMD, who are usually treated with currently approved standard of care anti-vascular endothelial growth factor, or anti-VEGF, therapies, can continue to atrophy resulting in GA, which suggests that in many AMD patients, regardless of whether they have the dry or the wet form, the final anatomic outcome leading to loss of vision is GA.

    GA is a significant cause of bilateral, irreversible and severe loss of functional vision. Many individuals with GA experience dark spots in their field of vision, referred to as scotoma, even if their central vision remains normal. As a result, GA has a major impact on the functional vision, quality of life, and independence of affected individuals. The median time for development of central GA from the time of diagnosis is two and a half years with the condition expected to develop in the fellow eye within approximately seven years. Based on epidemiology studies published in 2004 in Archives of Ophthalmology and in 2011 JAMA Ophthalmology, we estimate that there are currently approximately 1.6 million people in the United States with GA. Furthermore, based on a study published in 2015 in the American Journal of Ophthalmology, we estimate that approximately 159,000 people in the United States develop GA each year. Although multiple anti-VEGF therapies are available for treatment of wet AMD, as of February 2023 there is only one FDA approved treatment for GA.

Before the development of central GA or wet AMD, many AMD patients experience a less advanced form of the disease, commonly referred to as intermediate AMD. Intermediate AMD is typically characterized by the presence of extensive medium-size drusen (between 63 µm and 125 µm in height) and/or one or more large drusen (larger than 125 µm in height). While most of these patients have well preserved best corrected visual acuity, or BCVA, and are otherwise asymptomatic, many experience other visual disturbances such as blurred vision while reading or difficulty with adapting to seeing in low light.

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

    USH2A-Related IRDs

    The USH2A gene encodes for a protein called usherin. Usherin is believed to be important in the development and maintenance of cells in the retina and the inner ear. There are two principal IRDs associated with mutations in the USH2A gene: Usher 2A and USH2A-associated nonsyndromic autosomal recessive retinitis pigmentosa. Usher 2A is an autosomal recessive syndrome characterized by hearing loss from birth and progressive vision loss, due to RP, which begins in adolescence or adulthood. USH2A-associated nonsyndromic autosomal recessive retinitis pigmentosa is a genetic condition that manifests as vision loss without associated hearing loss.

    Based on a study published in Experimental Eye Research in 2004, we estimate that in the United States and EU5 on a combined basis, there are a total of approximately 20,000 to 62,000 affected persons with USH2A-related IRDs. There are currently no FDA or EMA approved therapies to treat Usher 2A or USH2A-associated nonsyndromic autosomal recessive retinitis pigmentosa.

Avacincaptad pegol (ACP)
    We are currently developing our product candidate ACP, a C5 complement inhibitor, for the treatment of GA and STGD1. ACP is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or an amino acid sequence. The specific three-dimensional structure of an aptamer, which results from its specific sequence, allows it to bind molecular targets with high selectivity and specificity. ACP is a pegylated aptamer, which means that polyethylene glycol, or PEG, a common biochemical compound attached to drugs to increase their duration of action in the human body and to decrease immune response, is linked to the chemically-synthesized strand of RNA.
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

    ACP is designed to target and inhibit the cleavage of complement protein C5 and the formation of the terminal fragments, C5a and C5b. By inhibiting the formation of complement system terminal fragments, ACP may decrease the activation of inflammasomes and decrease the formation of MAC, thereby potentially avoiding or slowing the degeneration of RPE cells and providing the rationale as a potential therapy for various stages of AMD and STGD1.

Our ACP Clinical Programs
    The following is a brief description of the completed GATHER1 trial and the ongoing GATHER2 and STAR trials and the open label extension study, and their current status:

•GATHER1 (also known as OPH2003; GA secondary to AMD - completed): an international, randomized, double-masked, sham controlled, multi-center Phase 2/3 clinical trial evaluating the safety and efficacy of ACP for the treatment of GA secondary to AMD. We enrolled 286 patients in this trial across multiple treatment groups, including various ACP doses and sham control groups, and patients were treated and followed for 18 months. In October 2019, we announced positive 12-month data from this trial and in June 2020, we completed this trial and announced 18-month data from this trial, which supported the 12-month data.

•GATHER2 (also known as ISEE2008; GA secondary to AMD - ongoing): an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of ACP for the treatment of GA secondary to AMD. We enrolled 448 patients in this trial, who were randomized on a 1:1 basis into either a treatment group with monthly intravitreal injections of ACP 2 mg or a sham control group. As agreed to with the FDA in connection with the SPA, the primary efficacy endpoint is the mean rate of growth (slope) estimated based on GA area measured by FAF in at least three timepoints: baseline, month 6 and month 12. In September 2022, we announced positive 12-month data from this trial. We plan to treat and follow patients for 24 months in total.

•ISEE2009 (also known as the OLE study; open label extension study - ongoing): an international, open label, multicenter study evaluating the safety of ACP 2 mg for patients who completed their month 24 visits in the GATHER2 trial. We are continuing to enroll patients.

•STAR (also known as OPH2005; STGD1 - ongoing): an international, randomized, double-masked, sham controlled, multi-center Phase 2b clinical trial evaluating the safety and efficacy of ACP for the treatment of STGD1. We initially enrolled 95 patients in this trial, none of whom have remaining study visits. In July 2020, we reopened enrollment in this trial in the United States. We continue to enroll patients and plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. We have been and will remain masked until results are analyzed for all the patients in this trial.

In addition to the GATHER1 trial, we have completed multiple clinical trials evaluating various doses of ACP in age-related retinal diseases, including:

•OPH2001, a Phase 1/2a clinical trial of various doses of ACP for the treatment of GA, with a total of 47 patients enrolled;

•OPH2000: a Phase 1/2a clinical trial of various doses of ACP administered in combination with Lucentis® (ranibizumab), an anti-vascular endothelial growth factor, or anti-VEGF, agent, for the treatment of wet AMD, with a total of 60 patients enrolled;

•OPH2007, a Phase 2a clinical trial of various doses of ACP administered in combination with Lucentis for the treatment of wet AMD, with a total of 64 patients enrolled and treated; and

•OPH2002: a very small Phase 2a clinical trial of ACP in combination with anti-VEGF agents for the treatment of idiopathic polypoidal choroidal vasculopathy, or IPCV, in patients for whom anti-VEGF monotherapy had failed.

    ACP is administered by intravitreal injection. Patients receiving intravitreal injections typically receive topical numbing drops or injection of a numbing agent prior to the injection. The administering physician also typically rinses the ocular surface with an antiseptic solution. By injecting the active agent into the vitreous cavity, the physician delivers the agent in close vicinity to the active disease site while minimizing the risk for systemic exposure to non-ocular tissues.

    An intravitreal injection results in elevation of intraocular pressure, or IOP, which is usually transient. In our clinical trials, the IOP is monitored before and after each intravitreal injection. Certain of the dosing regimens we are evaluating in STAR involve multiple intravitreal injections administered on the same day. Based on our clinical experience to date, we have not seen any meaningful or sustained increase in IOP in clinical trials involving multiple intravitreal injections on the same day, and we believe that multiple intravitreal injections likely could be delivered safely on the same day.

    Our ACP clinical experience to date is described in greater detail below.

ACP - GA Trials

    GATHER1: Completed Clinical Trial Assessing the Safety and Efficacy of Various Doses of ACP for GA Secondary to AMD
    In October 2019, we announced 12-month data from the GATHER1 trial and in June 2020, we completed and announced 18-month data from this trial. The primary efficacy analysis was performed at the 12-month time point. Pursuant to the clinical trial protocol, patients continued to be treated and followed through month 18. We remained masked regarding the treatment group to which each individual patient was randomized throughout the duration of the trial. Following the conclusion of the trial, we have continued to review and analyze the unmasked, individual patient data from this trial.
    Trial Design and Enrollment
    A total of 286 patients were enrolled across two parts of the trial.
    Part 1. In Part 1 of the trial, 77 patients were randomized into one of three treatment groups in a 1:1:1 ratio as follows:

Cohort	ACP 1 mg	ACP 2 mg	Sham
Patients	26	25	26
In Part 1 of the trial, ACP was administered by monthly intravitreal injections, while patients in the sham control group received monthly sham injections. In 2017, based on the announcement of positive data from a competitor studying a different complement inhibitor in a Phase 2 clinical trial in GA and following review of additional third-party clinical trial data and further statistical analysis, we modified the trial design to change the total number of patients to be enrolled, to change the primary efficacy endpoint from a vision endpoint to an anatomic endpoint, to shorten the time point for the primary efficacy analysis to month 12 and to include a ACP 4 mg dose group. The patients who were enrolled in Part 1 remained in the trial following these modifications and we remained masked regarding the treatment group to which each patient was randomized.
    Part 2. In Part 2 of the trial, we enrolled 209 additional patients, who were randomized into one of three treatment groups in a 1:2:2 ratio as follows:

Cohort	ACP 2 mg	ACP 4 mg	Sham
Patients	42	83	84

In Part 2 of the trial, patients in the ACP 2 mg group received one intravitreal injection of ACP 2 mg and one sham injection at each monthly visit; patients in the ACP 4 mg group received two intravitreal injections of ACP 2 mg at each monthly visit; and patients in the sham control group received two sham injections at each monthly visit. In its current formulation, doses of ACP above 2 mg would require more than one intravitreal injection.
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
    Patients were stratified across treatment groups by baseline BCVA, baseline GA area and the baseline pattern of autofluorescence at the margins of the GA lesion, referred to as the junctional zone. Stratification for baseline characteristics is a method for allocating patients to treatment groups to ensure that there is approximately the same ratio of patients with a given baseline characteristic in each treatment group as the overall randomization ratio. For vision, patients were stratified based on whether their vision was above or below 50 ETDRS letters. For GA area, patients were stratified based on whether their GA area was above or below 4 disc areas. For autofluorescence pattern, patients were stratified based on several well-known patterns that have been described in the scientific literature.
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
    In addition to measuring the area of GA, we followed patients for changes in their vision (BCVA), as measured both at a standard light level, or luminance, and lower light level, or low luminance (LL BCVA), measured in each case by ETDRS letters. Testing for visual acuity serves as an important safety assessment to assure that the decrease in visual acuity in the ACP treatment groups was not different from the sham control groups. Because we believe that BCVA is not the optimal assessment to evaluate the impact of GA on patients’ functional vision, we included vision in the prespecified statistical analysis as a secondary, and not as a primary, endpoint.
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

	Part 1			Part 2
Cohort	ACP 1 mg (N = 26)	ACP 2 mg (N = 25)	Sham (N = 26)	ACP 2 mg (N = 42)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Mean age, years (SD)	73.8 (8.0)	77.7 (9.6)	78.1 (8.4)	79.4 (10.7)	79.2 (8.3)	78.2 (9.0)
Female gender, number (%)	15 (57.7%)	18 (72.0%)	18 (69.2%)	27 (64.3%)	58 (69.9%)	61 (72.6%)
Active smokers, number (%)	6 (23.1%)	10 (40.0%)	7 (26.9%)	15 (35.7%)	26 (31.3%)	29 (34.5%)
Caucasian race, number (%)	25 (96.2%)	25 (100%)	25 (96.2%)	42 (100%)	82 (98.8%)	82 (97.6%)
Iris color:
Light	13 (50.0%)	16 (64.0%)	17 (65.4%)	29 (69.0%)	54 (65.1%)	57 (67.9%)
Medium	7 (26.9%)	6 (24.0%)	7 (26.9%)	9 (21.4%)	22 (26.5%)	21 (25.0%)
Dark	6 (23.1%)	3 (12.0%)	2 (7.7%)	4 (9.5%)	7 (8.4%)	6 (7.1%)
Mean intraocular pressure, mmHg (SD)	15.0 (1.9)	14.6 (2.6)	14.5 (2.8)	14.1 (2.4)	15.2 (2.5)	14.9 (2.5)
Non-subfoveal GA, number (%)	23 (88.5%)	20 (80.0%)	22 (84.6%)	42 (100%)	81 (97.6%)	82 (97.6%)
Mean GA area, mm2 (SD)	7.37 (4.32)	6.60 (3.35)	7.33 (3.73)	7.77 (4.01)	7.90 (4.18)	7.45 (3.89)
Mean Sq. Root of GA area, mm (SD)	2.591 (0.827)	2.471 (0.717)	2.623 (0.687)	2.705 (0.684)	2.715 (0.732)	2.636 (0.709)
Bilateral GA, number (%)	26 (100%)	25 (100%)	25 (96.2%)	42 (100%)	83 (100%)	83 (98.8%)
Mean BCVA, ETDRS letters (SD)	70.5 (8.0)	71.6 (7.5)	71.3 (7.5)	69.4 (11.3)	69.5 (9.8)	68.3 (11.0)
Mean LL BCVA, ETDRS letters (SD)	38.1 (22.7)	43.0 (19.7)	36.7 (21.2)	33.1 (21.3)	36.8 (20.9)	33.9 (18.8)
Patients with Hyperautofluorescence (%)	25 (96.2%)	25 (100%)	26 (100%)	41 (97.6%)	82 (98.8%)	83 (98.8%)
Height, cm (SD)	168.7 (12.0)	165.9 (8.6)	164.9 (12.1)	164.9 (11.0)	163.7 (10.6)	163.7 (9.3)
Weight, kg (SD)	81.9 (17.8)	75.6 (14.9)	74.7 (15.6)	80.8 (22.3)	76.2 (18.2)	78.4 (17.8)
    12-Month Data
12-Month Safety Data
    Based on our review of the safety data to date, ACP was generally well tolerated after 12 months of administration. Over this 12-month time period, there were no investigator-reported ocular serious adverse events, no ACP-related adverse events, no cases of ACP-related intraocular inflammation, no cases of ACP-related increased intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to ACP in the trial. The numbers below are based on investigator-reported adverse events occurring up through the month 12 time point for all patients.

    The number of patients with one or more serious, systemic, treatment emergent adverse events, or TEAEs, organized by MedDRA system organ class, a standard method of reporting adverse events, are set forth in the table below:
Patients with One or More Serious TEAEs in Any Organ Class

	Part 1			Part 2
	ACP 1 mg (N = 26)	ACP 2 mg (N = 25)	Sham (N = 26)	ACP 2 mg (N = 42)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Cardiac disorders	1 (3.8%)	0	0	0	2 (2.4%)	3 (3.6%)
Gastrointestinal disorders	1 (3.8%)	1 (4.0%)	1 (3.8%)	0	2 (2.4%)	6 (7.1%)
General disorders and administration site conditions	0	0	0	1 (2.4%)	0	0
Hepatobiliary disorders	0	1 (4.0%)	1 (3.8%)	0	1 (1.2%)	0
Infections and infestations	0	1 (4.0%)	0	1 (2.4%)	6 (7.2%)	2 (2.4%)
Injury, poisoning and procedural complications	0	1 (4.0%)	0	1 (2.4%)	3 (3.6%)	2 (2.4%)
Metabolism and nutrition disorders	0	0	1 (3.8%)	0	0	0
Musculoskeletal and connective tissue disorders	1 (3.8%)	0	0	0	0	2 (2.4%)
Benign, malignant and unspecified neoplasms (including cysts and polyps)	0	0	0	0	1 (1.2%)	2 (2.4%)
Nervous system disorders	1 (3.8%)	1 (4.0%)	1 (3.8%)	1 (2.4%)	3 (3.6%)	1 (1.2%)
Psychiatric disorders	0	0	1 (3.8%)	0	0	1 (1.2%)
Respiratory, thoracic and mediastinal disorders	0	1 (4.0%)	0	0	2 (2.4%)	3 (3.6%)
    The number of patients with one or more systemic TEAEs, including serious systemic TEAEs, identified by the investigator as related to the study drug (ACP or sham) are set forth in the table below:
Reported Systemic TEAEs Related to ACP or Sham

	Part 1			Part 2
	ACP 1 mg (N = 26)	ACP 2 mg (N = 25)	Sham (N = 26)	ACP 2 mg (N = 42)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Subjects with at least one TEAE	0	0	0	0	0	0
    The number of patients with one or more ocular TEAEs in the study eye are set forth in the table below:
Reported Ocular TEAEs in Study Eyes

	Part 1			Part 2
	ACP 1 mg (N = 26)	ACP 2 mg (N = 25)	Sham (N = 26)	ACP 2 mg (N = 42)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Eye disorders	12 (46.2%)	8 (32.0%)	4 (15.4%)	24 (57.1%)	50 (60.2%)	33 (39.3%)
Eye disorders related to injection procedure	3 (11.5%)	4 (16.0%)	2 (7.7%)	14 (33.3%)	36 (43.4%)	23 (27.4%)

    All of the above TEAEs that were not related to the injection procedure were also not related to the study drug. The number of patients with one or more ocular TEAEs in the study eye, identified by the investigator as related to the study drug (ACP or sham) is set forth in the table below:
Reported Ocular TEAEs in the Study Eye Related to ACP or Sham

	Part 1			Part 2
	ACP 1 mg (N = 26)	ACP 2 mg (N = 25)	Sham (N = 26)	ACP 2 mg (N = 42)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Subjects with at least one TEAE	0	0	0	0	0	0
    Incidence of CNV. During the first 12 months of this trial, the incidence of investigator reported CNV in the untreated fellow eyes was 10 patients (3.5%) and in the study eyes was 3 patients (2.7%) in the sham group, 1 patient (4.0%) in the ACP 1 mg group, 6 patients (9.0%) in the ACP 2 mg group, and 8 patients (9.6%) in the ACP 4 mg group.

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
•If the estimated effect size is moderate but clinically relevant, with a relatively low likelihood of being achieved (for example, a probability of less than 10%) if there truly were no effect, the experimental intervention would be judged as plausibly more efficacious than the sham control and should be evaluated definitively in subsequent Phase 3 clinical trials; or
•If the estimated effect size is clinically relevant and reaches the traditional threshold for statistical significance, as was the case in the GATHER1 trial for both the ACP 2 mg and ACP 4 mg dose groups as compared to the corresponding sham control groups, the trial could potentially serve as one of the two pivotal trials typically required for marketing approval.
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
    The statistical evidence from the GATHER1 trial regarding the comparison of ACP 2 mg to sham control is provided by data from both Part 1, with a 1:1 randomization ratio of patients receiving ACP 2 mg (25 patients) and sham (26 patients), as well as data from Part 2, with a 1:2 randomization ratio of patients receiving ACP 2 mg (42 patients) and sham (84 patients), for a total of 67 patients receiving ACP 2 mg and 110 patients receiving sham. While we believe it is appropriate to use the aggregate data from Parts 1 and 2 in the analysis of the relative effects of ACP 2 mg as compared to sham, it would not be appropriate to simply pool the data from patients in both Parts 1 and 2, in particular, because the randomization fraction differs across these two parts of the trial. However, based on the randomization procedures used in each part of the trial, for purposes of statistical comparisons, within Part 1 of the trial, the 25 patients receiving ACP 2 mg should be comparable to the 26 patients receiving sham. Similarly, for purposes of statistical comparisons, within Part 2 of the trial, the 42 patients receiving ACP 2 mg should be comparable to the 84 patients receiving sham. The efficacy of ACP 2 mg was therefore evaluated through an analysis which included a regression factor by trial part. The statistical analysis for the ACP 4 mg group as compared to sham compares data for patients from Part 2 of the trial only. Data from patients receiving ACP 1 mg in Part 1 of the trial was not part of the prespecified statistical analysis for the efficacy endpoints.
    The prespecified statistical analysis plan for the primary and secondary endpoints of this trial used the mixed-effects repeated measures model, or MRM, to compare data for the ACP 2 mg and ACP 4 mg groups to the corresponding sham groups. Repeated measures models are often used when the same outcome is measured at several time points for each patient. These models make use of all available data points to estimate the measurement of interest, the mean rate of change of GA growth, without making overly restrictive assumptions. In addition, these models are generally robust to missing data under the assumption that data are missing at random. During the course of a clinical trial, patients may withdraw from the clinical trial because their condition is asymptomatic, because patients believe that continued participation in the trial is not justified based on the time commitment or treatment burden, such as receiving monthly intravitreal injections, at the recommendation of the investigator or because the protocol requires it. Additionally, patients may not come to a scheduled visit at which key assessments are scheduled to be taken or patient data may not be evaluable because of poor image quality or data recording errors. Early withdrawal, missed visits and unevaluable data all result in data missing from the final data set for a clinical trial. Although the protocol called for collection of FAF images of GA at baseline, at month 6 and at month 12, for patients who withdrew from the trial before month 12, the study protocol required the collection of an FAF image to provide a measurement of GA at the time of withdrawal, which was included in the primary analysis so long as it was taken within the month prior to either the month 6 or month 12 time point. Because the MRM model would only need measurements from at least two different time points for analysis purposes, one of which must be the baseline, we were able to include in the primary analysis all patients who had GA measurements at baseline and within the month prior to either month 6 or month 12, or both.
    The following table sets forth for the data in the primary statistical analysis the number of patients for whom GA measurements were missing for purposes of performing this analysis. Patients whose GA measurements were missing at baseline, or at both month 6 and month 12, could not be included in the primary analysis. All other patients were included in the primary analysis.

Cohort	ACP 2 mg (N = 67)	Sham 2 mg (N = 110)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Missing GA measurement at BL, M6 and M12	0 (0%)	0 (0%)	0 (0%)	0 (0%)
Missing GA measurement at M6 and M12 only	8 (11.9%)	11 (10.0%)	17 (20.5%)	5 (6.0%)
Missing GA measurement at BL only	0 (0%)	0 (0%)	1 (1.2%)	0 (0%)
Total patients excluded from MRM analysis	8 (11.9%)	11 (10%)	18 (21.7%)	5 (6.0%)
Missing GA measurement at M6 only	1 (1.5%)	7 (6.4%)	3 (3.6%)	6 (7.1%)
Missing GA measurement at M12 only	10 (14.9%)	9 (8.1%)	11 (13.3%)	7 (8.3%)
No missing GA measurements(a)	48 (71.6%)	83 (75.5%)	51 (61.5%)	66 (78.6%)
Total patients included in MRM analysis	59 (88.0%)	99 (90.0%)	65 (78.3%)	79 (94.1%)
    BL = Baseline; M6 = Month 6; M12 = Month 12
    (a) = complete observations
    In total, 53 (18.5%) patients withdrew from the trial during the first 12 months. Of the patients who withdrew during the first 12 months, 2 patients were from the ACP 1 mg group (7.7% withdrawals), 12 patients were from the combined ACP 2 mg group (17.9% withdrawals), 25 patients were from the ACP 4 mg group (30.1% withdrawals) and 14 patients were from the combined sham group (12.7% withdrawals). GA measurements for patients who withdrew from the study prior to the 12 month time point may have been included in the MRM analysis, as detailed in the table above.
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
A shift of at least 0.05 mm in terms of square root of GA growth was required to lose statistical significance for both the ACP 2 mg and ACP 4 mg groups. The difference between the ACP treatment groups and the corresponding sham groups, in terms of mean change of square root of GA growth, was 0.11 mm for the ACP 2 mg group and 0.12 mm for the ACP 4 mg group, so a shift of 0.05 mm represents more than 40% of the observed treatment effect, which is large.
•Arbitrary imputation approaches, in which missing data are replaced by:
◦the mean value of the same treatment group, which seems a reasonable imputation approach since it replaces missing values by the mean of all observed values in the same treatment group;
◦the mean value of the comparator treatment group, which is a very conservative approach. If there is a treatment effect, missing values in the sham control group are replaced by better values, on average, from the ACP treatment group, while missing values in the ACP treatment group are replaced by worse values, on average, from the sham control group;

◦the mean value of both treatment groups, which is a conservative approach because it assumes no treatment effect for missing values; and
◦the mean value of the sham control group, which is also a conservative approach because it draws only upon data from the sham control group, which by definition did not have any treatment benefit.
Statistical significance for the reduction in mean rate of GA growth for the ACP 2 mg and ACP 4 mg groups as compared to the corresponding sham groups was retained for all arbitrary imputation approaches.
•A “pattern mixture model imputation” approach, which is a technically complex model and is especially useful when data are suspected to be missing “not at random”.
Statistical significance for the reduction in mean rate of GA growth for the ACP 2 mg and ACP 4 mg groups as compared to the corresponding sham groups was retained for the pattern mixture model imputation approach, which suggests again that the results of the analyses are robust to missing data, even if these data had been missing not at random.
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
Mean Rate of Change in GA Area from Baseline to Month 12
(MRM Analysis) (Square Root Transformation)

Cohort	ACP 2 mg (N = 67)	Sham 2 mg (N = 110)	Difference	P-value	% Difference
Mean Change in GA(a) (mm)	0.292(b)	0.402(b)	0.11	0.0072(c)	27.38%

Cohort	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)	Difference	P-value	% Difference
Mean Change in GA(a) (mm)	0.321	0.444	0.124	0.0051(c)	27.81%
(a)Based on the least squares mean from the MRM model.
(b)These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.
(c)Reflects statistically significant p-value; Hochberg procedure was used for significance testing.

    The analysis of the mean change in GA growth for ACP 2 mg as compared to Sham 2 mg was adjusted for the fact that this dose of ACP was tested in the two parts of the trial, which had different randomization ratios. The least squares mean changes in GA in Part 1 and Part 2 are shown separately in the following table:
Mean Rate of Change in GA Area from Baseline to Month 12
(MRM Analysis) (Square Root Transformation)

Cohort		ACP 2 mg (N = 25)	Sham 2 mg (N = 26)	Difference
Part 1	Mean Change in GA(a) (mm)	0.329	0.42249	0.093
(a)Based on the least squares mean from the MRM model.

Cohort		ACP 2 mg (N = 42)	Sham 2 mg (N = 84)	Difference
Part 2	Mean Change in GA(a) (mm)	0.308	0.42245	0.114
(a)Based on the least squares means from the MRM model.
    When the data from the ACP 2 mg comparisons from each Part of the trial are analyzed using the MRM model, which includes a regression factor by part, the mean difference in GA growth over 12 months between the ACP 2 mg and sham control groups is 0.110 mm.
    Statistical significance is established by performing statistical analysis on a data set to assess the degree to which an observed outcome is likely to be associated with variability in the studied patient population or chance as compared to the impact of the investigational product being studied. A higher degree of statistical significance is associated with a lower p-value. Typically, a two-sided p-value of 0.05 or less represents statistical significance when performing only a single prespecified primary analysis for a single primary endpoint. However, when multiple doses of a drug are tested, a more stringent statistical method that accounts for multiple comparisons must be applied. For this purpose, we used the Hochberg multiple comparison procedure to assess the statistical significance of the results observed in the GATHER1 trial. Under the Hochberg procedure, it is necessary to use a stricter standard for statistical significance (a two-sided p-value of 0.025 or less) for any particular dose. For GATHER1, the results for the primary efficacy endpoint observed for both the ACP 2 mg and ACP 4 mg groups, as compared to the corresponding sham group, achieved p-values of 0.0072 and 0.0051, respectively, both of which are less than 0.025, indicating that both results were statistically significant.
    Observed GA Data (non-square root transformation)
    In addition to analyzing the mean rate of change in GA area at month 12 using the square root transformation of the GA area (measured in millimeters (mm)), we also analyzed the mean rate of change in GA area using the observed GA area (without the square root transformation, measured in square millimeters (mm2)), with the MRM model. This descriptive analysis was also part of the prespecified statistical analysis plan for this trial. The observed mean GA area data for the ACP 2 mg and ACP 4 mg groups as compared to the corresponding sham control groups are summarized in the following table:
Mean Rate of Change in GA Area from Baseline to Month 12
(MRM Analysis) (Observed)

Cohort	ACP 2 mg (N = 67)	Sham 2 (N = 110)	Difference	% Difference
Mean Change in GA(a) (mm2)	1.592(b)	2.290(b)	0.697	30.45%

Cohort	ACP 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference
Mean Change in GA(a) (mm2)	2.061	2.77	0.709	25.59%
(a)Based on the least squares mean from the MRM model.
(b)These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Secondary Efficacy Endpoints Data
    The prespecified secondary endpoints in this trial were the mean change in BCVA from baseline to month 12 and the mean change in LL BCVA from baseline to month 12, both as measured by ETDRS letters. Testing for visual acuity serves as an important safety assessment to assure that the decrease in visual acuity in the ACP treatment groups was not different from the sham control groups. Because we believe that BCVA is not the optimal assessment to evaluate the impact of GA on patients’ functional vision, we included vision in the prespecified statistical analysis as a secondary, and not as a primary, endpoint.
    The GATHER1 trial was not designed to reliably assess differences in mean changes in BCVA or LL BCVA with statistical significance. Data for the secondary endpoints are summarized in the following tables:
Mean Change in BCVA from Baseline to Month 12
(MRM Analysis) (ETDRS letters)

Cohort	ACP 2 mg (N = 67)	Sham 2 mg (N = 110)	Difference
Mean Change in BCVA(a)	-7.90(b)	-9.29(b)	1.39

Cohort	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)	Difference
Mean Change in BCVA(a)	-3.79	-3.51	-0.28
(a)     Based on the least squares mean from the MRM model.
(b)    These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Mean Change in LL BCVA from Baseline to Month 12
(MRM Analysis) (ETDRS letters)

Cohort	ACP 2 mg (N = 67)	Sham 2 mg (N = 110)	Difference
Mean Change in LL BCVA(a)	-1.03(b)	-1.41(b)	0.38

Cohort	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)	Difference
Mean Change in LL BCVA(a)	1.53	2.97	-1.44
(a)     Based on the least squares mean from the MRM model.
(b) These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

    ACP 1 mg 12-Month Efficacy Data
    Efficacy data from patients receiving ACP 1 mg was not part of the prespecified statistical analysis. The total number of patients randomized to the ACP 1 mg group (26 patients) is relatively small, and the trial was not powered to reliably assess differences in outcomes for these patients as compared to patients in the sham control group in Part 1 (26 patients). However, we performed descriptive analyses on the 12 month data for patients in the ACP 1 mg as compared to the patients in the sham control group in Part 1 of the trial to aid our assessment of whether a dose response relationship was present across treatment groups included in the clinical trial.
    GA area data for the ACP 1 mg group and the sham group from Part 1 of the trial are summarized in the following tables:
Summary of GA Area (mm) and Mean Percentage Change from Baseline to Month 12
(Square Root Transformation)

Cohort	ACP 1 mg (N = 26)	Sham Part 1 (N = 26)
Mean Sq. Root of GA at BL, mm (SD)	2.591 (0.827)	2.623 (0.687)
Mean Sq. Root of GA at M12, mm (SD)	3.055 (0.604)	3.021 (0.722)
Difference	0.464	0.398
Mean % Change(a) (SD)	14.48% (8.2%)	16.49% (7.2%)
BL = Baseline; M12 = Month 12
(a) Mean % Change in GA area is an average of the percentage change in GA area observed for each patient.
    Although the sample size for the ACP 1 mg group is small, we believe the apparent reduction in mean percentage change in GA area from baseline to month 12 in the ACP 1 mg group as compared to the sham control group in Part 1, when combined with the statistically significant results observed for the primary efficacy endpoint for the ACP 2 mg and ACP 4 mg groups as compared to their corresponding sham control groups, suggest a potential dose response relationship across treatment groups.
    18-Month Data
    The primary purpose of the 18 month time point was to gather additional safety data. This trial was not designed to assess, and the prespecified statistical analysis plan for the trial did not include assessing, the statistical significance of the 18 month efficacy data for the treatment groups as compared to the corresponding sham control groups. The reduction in the mean rate of GA growth over 18 months was 28.11% for the ACP 2 mg group as compared to the corresponding sham control group and 29.97% for the ACP 4 mg group as compared to the corresponding sham control group. The descriptive p-values for the treatment effects at month 18 were p=0.0014 for the ACP 2 mg group and p=0.0021 for the ACP 4 mg group. The analysis of the 18-month efficacy data is descriptive only.
GA Growth Data over 18 Months
The mean rate of change in GA growth over 18 months was measured by FAF based on readings at four time points (baseline, month 6, month 12 and month 18) and was calculated using the square root transformation of the GA area. The FAF images were assessed by an independent masked reading center. The prespecified statistical analysis plan used MRM to compare data for the ACP 2 mg and ACP 4 mg groups to the corresponding sham groups. Detailed data are shown below (the p-values for the 18 month statistical analyses are descriptive in nature):

Mean Rate of Change in Geographic Atrophy (GA) Area from Baseline to Month 18
(Square Root Transformation)

Cohort	ACP 2 mg (N = 67)	Sham (N = 110)	Difference	% Difference	P-Value (Descriptive)
Mean Change in GA(a) (mm)	0.430	0.599	0.168	28.11%	0.0014

Cohort	ACP 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference	P-Value (Descriptive)
Mean Change in GA(b) (mm)	0.391	0.559	0.167	29.97%	0.0021

(a) Based on least squares means from MRM model, drawing on all available data at the month 18 time point, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.
(b) These least squares means are estimates of the MRM model, drawing on all available data, at the month 18 time point.

The graphs below illustrate the difference in mean rate of GA growth between each of the ACP 2 mg and ACP 4 mg treatment groups and their corresponding sham control groups based on the MRM analysis at both 12 months and 18 months.

Primary Efficacy Endpoint Met at 12 Months	Decrease in GA Growth Over 18 Months
ACP 2 mg vs Sham	ACP 2 mg vs Sham
(Square Root Transformation)	(Square Root Transformation)

ITT Population; Based on the least squares means from MRM model drawing on all available data at the respective 12 month and 18 month analysis time points, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data; Hochberg procedure used for significance testing for 12 month data.

Primary Efficacy Endpoint Met at 12 Months	Decrease in GA Growth Over 18 Months
ACP 4 mg vs Sham	ACP 4 mg vs Sham
(Square Root Transformation)	(Square Root Transformation)

ITT Population; Based on the least squares means from the MRM model drawing on all available data at the respective 12 month and 18 month analysis time points; Hochberg procedure used for significance testing for 12 months data.

    18-Month ACP 2 mg GA Data by Part

    Consistent with the analysis performed at 12 months, the analysis of the mean change in GA growth for ACP 2 mg as compared to the corresponding sham control group over 18 months was adjusted for the fact that this dose of ACP was tested in both Part 1 and Part 2 of the trial, each of which had different randomization ratios.

    The least squares mean changes in GA in Part 1 and Part 2 at month 18 are shown separately in the following table:

Mean Rate of Change in GA Area from Baseline to Month 18
(MRM Analysis) (Square Root Transformation)

Cohort		ACP 2 mg (N = 25)	Sham (N = 26)	Difference	% Difference
Part 1	Mean Change in GA(a) (mm)	0.464	0.635	0.170	26.84%
(a)Based on the least squares mean from the MRM model.

Cohort		ACP 2 mg (N = 42)	Sham (N = 84)	Difference	% Difference
Part 2	Mean Change in GA(a) (mm)	0.440	0.608	0.168	27.67%
(a)Based on the least squares means from the MRM model.
    When the data for the ACP 2 mg groups from each Part of the trial as compared to the corresponding sham control groups are analyzed using the MRM model, which includes a regression factor by part, the mean difference in GA growth over 18 months between the ACP 2 mg and sham control groups is 0.168 mm, representing a 28.11% relative benefit in the ACP 2 mg group as compared to the corresponding sham control group.
    Observed 18-Month GA Data (non-square root transformation)
    In addition to analyzing the mean rate of change in GA area at month 18 using the square root transformation of the GA area (measured in millimeters (mm)), we also analyzed the mean rate of change in GA area using the observed GA area (without the square root transformation, measured in square millimeters (mm2)), with the MRM model. This descriptive analysis was also part of the prespecified statistical analysis plan for this trial. The observed mean GA area data for the ACP 2 mg and ACP 4 mg groups as compared to the corresponding sham control groups are summarized in the following table:
Mean Rate of Change in GA Area from Baseline to Month 18
(MRM Analysis) (Observed)

Cohort	ACP 2 mg (N = 67)	Sham 2 (N = 110)	Difference	% Difference
Mean Change in GA(a) (mm2)	2.431(b)	3.587(b)	1.156	32.24%

Cohort	ACP 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference
Mean Change in GA(a) (mm2)	2.460	3.486	1.026	29.44%
(a)Based on the least squares mean from the MRM model.
(b)These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

18-Month Visual Acuity Data
    In addition to analyzing mean change in GA area, we also performed pre-specified analyses of the mean change in BCVA from baseline to month 18 and the mean change in LL BCVA from baseline to month 18, both as measured by ETDRS letters. Testing for visual acuity serves as an important safety assessment to assure that the decrease in visual acuity in the ACP treatment groups was not clinically different from the sham control groups.
    The GATHER1 trial was not designed to reliably assess differences in mean changes in BCVA or LL BCVA with statistical significance. Data for the mean change in BCVA and LL BCVA at month 18 are summarized in the following tables:
Mean Change in BCVA from Baseline to Month 18
(MRM Analysis) (ETDRS letters)

Cohort	ACP 2 mg (N = 67)	Sham (N = 110)	Difference
Mean Change in BCVA(a)	-12.7(b)	-15.1(b)	2.37

Cohort	ACP 4 mg (N = 83)	Sham (N = 84)	Difference
Mean Change in BCVA(a)	-4.27	-7.07	2.80
(a)     Based on the least squares mean from the MRM model.
(a)These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

Mean Change in LL BCVA from Baseline to Month 18
(MRM Analysis) (ETDRS letters)

Cohort	ACP 2 mg (N = 67)	Sham (N = 110)	Difference
Mean Change in LL BCVA(a)	-2.72(b)	-3.10(b)	0.37

Cohort	ACP 4 mg (N = 83)	Sham (N = 84)	Difference
Mean Change in LL BCVA(a)	2.85	1.68	1.17
(a)     Based on the least squares mean from the MRM model.
(b) These least squares means are estimates from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2, and should not be interpreted as directly observed data.

ACP 1 mg 18-Month Efficacy Data

    We performed descriptive analyses on the 18 month data for patients in the ACP 1 mg group as compared to the patients in the sham control group in Part 1 of the trial.
    The mean rate of change in GA area for the ACP 1 mg group and the corresponding sham group from Part 1 of the trial over 18 months is summarized in the following table:
Summary of GA Area (mm) and Mean Percentage Change from Baseline to Month 18
(Square Root Transformation)

Cohort	ACP 1 mg (N = 26)	Sham (N = 26)
Mean Sq. Root of GA at BL, mm	2.591	2.623
Mean Sq. Root of GA at M18, mm	3.258	3.230
Difference	0.667	0.607
Mean % Change(a)	21.91%	23.87%
BL = Baseline; M18 = Month 18
(a) Mean % change in GA area is an average of the percentage change in GA area observed for each patient.
    Although the sample size for the ACP 1 mg group is small, we believe the apparent reduction in mean percentage change in GA area from baseline to month 18 in the ACP 1 mg group as compared to the sham control group, when compared with the results observed in the ACP 2 mg and ACP 4 mg groups as compared to their corresponding sham control groups, may suggest a potential dose response relationship across treatment groups.
18-Month Safety Data
    Based on our review of the safety data in the trial, ACP was generally well tolerated after 18 months of administration. During the trial, there were no investigator-reported ACP-related adverse events, no ACP-related intraocular inflammation, no ACP-related increased intraocular pressure, no cases of endophthalmitis, and no discontinuations attributed by investigators to ACP in the trial. Through month 18, the reported incidence of CNV in the untreated fellow eye was 11 patients (3.8%), and in the study eye was 3 patients (2.7%) in the sham control group, 2 patients (7.7%) in the ACP 1 mg group, 8 patients (11.9%) in the ACP 2 mg group, and 13 patients (15.7%) in the ACP 4 mg group. The most frequently reported ocular adverse events were related to the injection procedure. The numbers below are based on investigator-reported adverse events occurring during the 18-month duration of the trial for all patients.

    The number of patients with one or more serious TEAEs organized by MedDRA system organ class are set forth in the table below:
Patients with One or More Serious TEAEs in Any Organ Class

	Part 1			Part 2
	ACP 1 mg (N = 26)	ACP 2 mg (N = 25)	Sham (N = 26)	ACP 2 mg (N = 42)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Blood and lymphatic system disorders	0	0	0	0	1 (1.2%)	0
Cardiac disorders	1 (3.8%)	0	1 (3.8%)	1 (2.4%)	2 (2.4%)	3 (3.6%)
Eye disorders	0	0	0	1 (2.4%)	1 (1.2%)	0
Gastrointestinal disorders	1 (3.8%)	1 (4.0%)	2 (7.7%)	0	2 (2.4%)	6 (7.1%)
General disorders and administration site conditions	0	0	0	1 (2.4%)	0	0
Hepatobiliary disorders	0	1 (4.0%)	1 (3.8%)	0	1 (1.2%)	0
Infections and infestations	0	1 (4.0%)	0	2 (4.8%)	8 (9.6%)	2 (2.4%)
Injury, poisoning and procedural complications	0	1 (4.0%)	1 (3.8%)	1 (2.4%)	3 (3.6%)	2 (2.4%)
Metabolism and nutrition disorders	0	0	2 (7.7%)	0	0	0
Musculoskeletal and connective tissue disorders	1 (3.8%)	0	0	0	0	3 (3.6%)
Benign, malignant and unspecified neoplasms (including cysts and polyps)	0	0	1 (3.8%)	1 (2.4%)	1 (1.2%)	3 (3.6%)
Nervous system disorders	1 (3.8%)	1 (4.0%)	2 (7.7%)	2 (4.8%)	3 (3.6%)	2 (2.4%)
Psychiatric disorders	0	0	1 (3.8%)	0	0	1 (1.2%)
Respiratory, thoracic and mediastinal disorders	0	1 (4.0%)	0	0	2 (2.4%)	5 (6.0%)
Vascular disorders	0	0	0	0	0	1 (1.2%)
    Of the reported serious TEAEs that were eye disorders, one TEAE was an ischemic optic neuropathy (in the ACP 2 mg group) and one TEAE was a retinal detachment (in the ACP 4 mg group). Neither of these TEAEs were reported as related to ACP.
    The number of patients with one or more TEAEs, including serious TEAEs, identified by the investigator as related to the study drug (ACP or sham) are set forth in the table below:
Reported TEAEs Related to ACP or Sham

	Part 1			Part 2
	ACP 1 mg (N = 26)	ACP 2 mg (N = 25)	Sham (N = 26)	ACP 2 mg (N = 42)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Subjects with at least one TEAE	0	0	0	0	0	0
    The number of patients with one or more ocular TEAEs in the study eye are set forth in the table below:

Reported Ocular TEAEs in Study Eyes

	Part 1			Part 2
	ACP 1 mg (N = 26)	ACP 2 mg (N = 25)	Sham (N = 26)	ACP 2 mg (N = 42)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Eye disorders	12 (46.2%)	11 (44.0%)	6 (23.1%)	28 (66.7%)	61 (73.5%)	39 (46.4%)
Eye disorders related to injection procedure	4 (15.4%)	5 (20.0%)	2 (7.7%)	18 (42.9%)	46 (55.4%)	24 (28.6%)
    The number of patients with one or more ocular TEAEs in the study eye, identified by the investigator as related to the study drug (ACP or sham) is set forth in the table below:

Reported Ocular TEAEs in the Study Eye Related to ACP or Sham

	Part 1			Part 2
	ACP 1 mg (N = 26)	ACP 2 mg (N = 25)	Sham (N = 26)	ACP 2 mg (N = 42)	ACP 4 mg (N = 83)	Sham 4 mg (N = 84)
Subjects with at least one TEAE	0	0	0	0	0	0

In addition to us collecting investigator-reported adverse events, the independent masked reading center performed multi-modal imaging analysis. Multi-modal imaging analysis is a process used to assess patient retinal findings by reviewing different image types, in this case optical coherence tomography, or OCT, images and fluorescein angiography, to provide a more comprehensive view of the patient's retinal tissue. OCT is an ultra-high resolution imaging technology commonly used to visualize the retinal tissue. OCT is capable of rendering images in multiple dimensions and from multiple perspectives, and is an imaging technique commonly used by retinal specialists to diagnose, treat and follow patients with CNV. Fluorescein angiography is a technique that involves injection of a fluorescent dye into the systemic circulation and capturing images showing the circulating dye during transit through the retinal circulation using a specialized camera. In this trial, the reading center's multi-modal imaging analysis identified one additional case of macular CNV for a patient in the ACP 4 mg group at month 12. Because this patient's investigator did not detect the CNV, the patient remained in the trial through month 18.
Post-hoc Analysis of GATHER1 Data using the FDA Required Analysis of Primary Efficacy Endpoint
In parallel discussions with those for the GATHER2 SPA, the FDA indicated that, as part of a future NDA for ACP, the results from GATHER1 will be considered using the original prespecified primary efficacy endpoint analysis, as described above, together with a post-hoc analysis using the same FDA-preferred method that will be used for the GATHER2 trial (mean rate of growth (slope) estimated based on GA area measured by FAF in the relevant timepoints). The 12 month and 18 month results of this post-hoc analysis, as compared to the results of the original prespecified analysis for GATHER1, for the ACP 2 mg and ACP 4 mg treatment arms as compared to their corresponding sham arms, are described below. Safety results from GATHER1 were not impacted as part of this analysis.

ACP 2 mg Data

MRM Analysis	ACP 2 mg (N = 67)	Sham (N = 110)	Difference	% Difference	P-Value
12 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.292	0.402	0.110	27.38%	0.0072(a)
Mean Rate of GA Growth (Slope) (mm)	0.283	0.392	0.109	27.73%	0.0063(b)
12 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	1.592	2.29	0.697	30.45%	0.0059(b)
Mean Rate of GA Growth (Slope) (mm2)	1.221	1.889	0.668	35.37%	0.0050(b)
18 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.430	0.599	0.168	28.11%	0.0014(b)
Mean Rate of GA Growth (Slope) (mm)	0.451	0.607	0.156	25.75%	0.0027(b)
18 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	2.431	3.587	1.156	32.24%	0.0009(b)
Mean Rate of GA Growth (Slope) (mm2)	1.914	2.951	1.037	35.13%	0.0023(b)

Explanatory notes:
•the estimates for the ACP 2 mg group vs. sham are from the MRM model, drawing on all available data, including data from groups with different randomization ratios in Part 1 and Part 2 of the trial, and should not be interpreted as directly observed data;
(a)     indicates prespecified primary endpoint; statistically significant;
(b)     indicates descriptive p-value.

ACP 4 mg Data

MRM Analysis	ACP 4 mg (N = 83)	Sham (N = 84)	Difference	% Difference	P-Value
12 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.321	0.444	0.124	27.81%	0.0051(a)
Mean Rate of GA Growth (Slope) (mm)	0.307	0.416	0.109	26.31%	0.0100(b)
12 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	2.061	2.770	0.709	25.59%	0.0082(b)
Mean Rate of GA Growth (Slope) (mm2)	1.674	2.273	0.599	26.34%	0.0147(b)
18 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.391	0.559	0.167	29.97%	0.0021(b)
Mean Rate of GA Growth (Slope) (mm)	0.373	0.512	0.139	27.11%	0.0086(b)
18 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	2.460	3.486	1.026	29.44%	0.0034(b)
Mean Rate of GA Growth (Slope) (mm2)	2.142	3.010	0.868	28.82%	0.0106(b)

Explanatory notes:
(a)     indicates prespecified primary endpoint; statistically significant;
(b)     indicates descriptive p-value.
ACP 2 mg Data by Part
As previously discussed, we enrolled patients for the GATHER1 trial in two different parts, Part 1 and Part 2, with different dosages and randomization ratios in each Part. Twenty-five patients receiving ACP 2mg were enrolled in Part 1 of the trial and 42 patients receiving ACP 2mg were enrolled in Part 2 of the trial.
Below are the month 12 and month 18 results for the ACP 2 mg group as compared to its corresponding sham group, for both Part 1 and Part 2 of the trial, using both the original prespecified primary efficacy endpoint analysis for the GATHER1 trial and the post-hoc analysis using the FDA-preferred method that is used for the GATHER2 trial:

Part 1 Only Data

MRM Analysis	ACP 2 mg (N = 25)	Sham (N = 26)	Difference	% Difference
12 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.329	0.422	0.093	22.07%
Mean Rate of GA Growth (Slope) (mm)	0.307	0.423	0.116	27.39%
12 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	1.910	2.593	0.683	26.35%
Mean Rate of GA Growth (Slope) (mm2)	1.655	2.238	0.584	26.08%
18 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.464	0.635	0.170	26.84%
Mean Rate of GA Growth (Slope) (mm)	0.446	0.630	0.184	29.23%
18 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	2.789	4.103	1.314	32.03%
Mean Rate of GA Growth (Slope) (mm2)	2.482	3.393	0.911	26.85%

Part 2 Only Data

MRM Analysis	ACP 2 mg (N = 42)	Sham (N = 84)	Difference	% Difference
12 Month Sq. Rt. Transformation:

Mean Rate of Change in GA Area (mm)	0.308	0.422	0.114	27.02%
Mean Rate of GA Growth (Slope) (mm)	0.303	0.424	0.121	28.51%
12 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	1.743	2.434	0.690	28.36%
Mean Rate of GA Growth (Slope) (mm2)	1.419	2.154	0.735	34.14%
18 Month Sq. Rt. Transformation:
Mean Rate of Change in GA Area (mm)	0.440	0.608	0.168	27.67%
Mean Rate of GA Growth (Slope) (mm)	0.474	0.622	0.148	23.85%
18 Month Observed Data:
Mean Rate of Change in GA Area (mm2)	2.550	3.649	1.099	30.12%
Mean Rate of GA Growth (Slope) (mm2)	2.203	3.264	1.061	32.51%

    GATHER2: Ongoing Phase 3 Clinical Trial Assessing Safety and Efficacy of ACP 2 mg for GA Secondary to AMD
In September 2022, we announced positive 12-month data from the GATHER2 trial.
Trial Design
In this trial, we enrolled 448 patients, who were randomized into two groups: a first group receiving monthly administrations of ACP 2 mg for 12 months, and a second group receiving monthly administrations of sham. In accordance with our SPA with the FDA, the prespecified primary efficacy endpoint will be the mean rate of growth (slope) estimated based on GA area measured by FAF in at least three timepoints: baseline, month 6 and month 12. At month 12, we re-randomized patients in the ACP 2 mg arm to receive either monthly or every other month administrations of ACP 2 mg, and patients receiving monthly administrations of sham continue to receive monthly administrations of sham. We plan to treat and follow patients for 24 months in total.
    The key ophthalmic inclusion criteria for GATHER2 include the following:
•non-foveal GA secondary to dry AMD;
•total GA area between 2.5 mm2 and 17.5 mm2, inclusive;
•if GA is multifocal, at least one focal lesion should measure 1.25 mm2 or greater;
•GA in part within 1500 microns from the foveal center; and
•Snellen equivalent BVCA in the study eye between 20/25 and 20/320, inclusive.
As discussed above, when we initiated the GATHER1 trial, we did not believe that reliable measurements of GA by FAF images for patients with CNV in the study eye could be performed. Therefore, in the clinical trial protocol for the GATHER1 trial, we indicated that patients in any arm of the trial who developed CNV in the study eye, as observed by the investigator, would be removed from the trial and any future study treatments and assessments. Based on third-party clinical data published since the GATHER1 trial commenced and discussions with our independent reading center, we believe that GA for patients developing CNV in the study eye who receive standard of care anti-VEGF treatment for the CNV, could potentially be assessed by FAF. Based on the foregoing, the protocol for GATHER2 provides that patients undergo monthly OCT imaging, and if an investigator suspects that a patient has CNV or if a patient experiences a decrease in visual acuity, as measured by a loss of more than five ETDRS letters between a visit and the immediately prior visit, the independent masked reading center will confirm whether the patient has CNV using multi-modal imaging. In the event a CNV case is confirmed, the investigator will treat the CNV with one of two anti-VEGF agents, Lucentis or Eylea® (aflibercept), in accordance with the label for that anti-VEGF agent. These patients will remain in the trial and measurements of these patients' GA are included in the primary efficacy analysis if their FAF images can be assessed by the masked reading center.
We initiated an open-label extension study for patients who completed the GATHER2 trial; information about this study is described further below.
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

Treatment Group
Baseline Characteristic	ACP 2 mg (N = 225)	Sham (N = 222)
Mean age, years (SD)	76.3 (8.6)	76.7 (8.8)
Female gender, number (%)	154 (68.4%)	156 (70.3%)
Active smokers, number (%)	106 (47.1%)	107 (48.2%)
Caucasian race, number (%)	182 (80.9%)	186 (83.8%)
Iris color, number (%):
Light	93 (41.3%)	109 (49.1%)
Medium	96 (42.7%)	79 (35.6%)
Dark	36 (16.0%)	34 (15.3%)
Mean intraocular pressure, mmHg (SD)	15.2 (2.5)	14.9 (2.6)
Non-subfoveal GA, number (%)	225 (100%)	222 (100%)
Multifocal GA, number (%)	178 (79.1%)	178 (80.2%)
GA size of greater than or equal to 4 disc areas, number (%)	54 (24.0%)	64 (28.8%)
Mean GA area, mm2 (SD)	7.48 (4.01)	7.81 (3.89)
Mean Sq. Root of GA area, mm (SD)	2.641 (0.714)	2.707 (0.696)
Bilateral GA, number (%)	212 (94.0%)	210 (95.0%)
Mean BCVA, ETDRS letters (SD)	70.9 (8.9)	71.6 (9.4)
Mean LL BCVA, ETDRS letters (SD)	41.0 (19.7)	39.6 (19.6)
Patients with Hyperautofluorescence - Banded/Diffuse, number (%)	217 (96.4%)	218 (98.2%)
Height, cm (SD)	164.6 (10.6)	164.0 (9.4)
Weight, kg (SD)	75.9 (18.3)	75.0 (15.8)

12-Month Safety Data
In GATHER2, there were no events of endophthalmitis, no intraocular inflammation events, no events of vasculitis and no ischemic optic neuropathy events through month 12. The most frequently reported ocular adverse events were related to the injection procedure, including transient intraocular pressure.
The incidence of CNV in the study eye through month 12 was 15 patients (6.7%) in the ACP 2 mg group and 9 patients (4.1%) in the sham control group. An independent masked reading center assessed the macular CNV, or MNV, cases in GATHER2 at the 12-month timepoint for exudative macular neovascularization, or eMNV, and non-exudative macular neovascularization, or neMNV (versus peripapillary neovascularization, where the neovascularization is located around the optic nerve and not encroaching on the macula). As previously disclosed, the reading center classifies cases of MNV as exudative or non-exudative based on the following OCT criteria:
•Exudative MNV, or eMNV, is MNV that presents with new onset fluid in either the subretinal space or the intraretinal space. The subretinal space is the area on OCT between the RPE and photoreceptor cells. The intraretinal space is the area on OCT containing the photoreceptors and other neurosensory cells of the retina.

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
The following tables provide further detail on these adverse events of interest in GATHER2:

Reported Adverse Events of Interest

	Endophthalmitis	Intraocular Inflammation	Ischemic Optic Neuropathy
ACP 2mg (N=225)	0	0	0
Sham (N=222)	0	0	0

Reported Choroidal Neovascularization Cases

	eMNV (%)	neMNV (%)	Peripapillary CNV (%)	Total CNV (%)
ACP 2mg (N=225)	11 (4.9%)	1 (0.5%)	3 (1.3%)	15 (6.7%)
Sham (N=222)	7 (3.2%)	0	2 (0.9%)	9 (4.1%)

The number of patients having treatment emergent adverse events, or TEAEs, organized by MedDRA system organ class, a standard method of reporting adverse events, for which there are two percent or greater of such TEAE among the patients in any treatment group, are set forth in the table below:
Patients with TEAEs in any Organ Class for which TEAE Comprises 2% or Greater of Patients in any Treatment Group

Treatment Group
Organ Class	ACP 2 mg (N = 225)	Sham (N = 222)
Blood and lymphatic system disorders	4 (1.8%)	5 (2.3%)
Cardiac disorders	22 (9.8%)	16 (7.2%)
Ear and labyrinth disorders	1 (0.4%)	5 (2.3%)
Eye disorders	110 (48.9%)	84 (37.8%)
Gastrointestinal disorders	16 (7.1%)	13 (5.9%)
General disorders and administration site conditions	7 (3.1%)	10 (4.5%)
Infections and infestations	59 (26.2%)	58 (26.1%)
Injury, poisoning and procedural complications	36 (16.0%)	32 (14.4%)
Investigations	31 (13.8%)	10 (4.5%)
Metabolism and nutrition disorders	9 (4.0%)	8 (3.6%)
Musculoskeletal and connective tissue disorders	22 (9.8%)	24 (10.8%)
Benign, malignant and unspecified neoplasms (including cysts and polyps)	9 (4.0%)	16 (7.2%)
Nervous system disorders	14 (6.2%)	28 (12.6%)
Psychiatric disorders	6 (2.7%)	4 (1.8%)
Renal and urinary disorders	10 (4.4%)	5 (2.3%)
Respiratory, thoracic and mediastinal disorders	10 (4.4%)	8 (3.6%)
Skin and subcutaneous tissue disorders	8 (3.6%)	10 (4.5%)
Vascular disorders	14 (6.2%)	13 (5.9%)

    The number of patients having ocular TEAEs in the study eye for which there are two percent or greater of such TEAE among the patients in any treatment group, are set forth in the table below:
Ocular TEAEs in any Organ Class in Study Eyes for which TEAE Comprises 2% or Greater of Patients in any Treatment Group

Treatment Group
Organ Class	ACP 2 mg (N = 225)	Sham (N = 222)
Eye disorders	104 (46.2%)	80 (36.0%)
Infections and infestations	3 (1.3%)	5 (2.3%)
Injury, poisoning and procedural complications	5 (2.2%)	1 (0.5%)
Investigations	21 (9.3%)	2 (0.9%)

Among the eye disorder ocular TEAEs, two of the TEAEs were reported as serious in the ACP 2 mg group, as compared to three TEAEs in the sham group. In the ACP 2 mg group, both serious TEAEs were cases of CNV. In the sham group, one serious TEAE was a CNV case, one was a case of visual acuity reduced and one was a case of visual acuity reduced transiently.
Among the ocular cases of injury, poisoning and procedural complications, all were procedural complications of intravitreal injection or sham administration. None of these cases were serious.

All 23 ocular investigation cases were cases of increased intraocular pressure, or IOP. None of these cases were serious. Of the 21 cases in the ACP 2 mg group, 20 of them were transient in nature; of the 20 transient cases, 19 of them resolved the same day. The single non-transient case in the ACP 2 mg group was for a patient with glaucoma at baseline. The increased incidence of increased IOP is expected for an intravitreal injection as compared to a sham procedure. Patients in the sham group had a barrel of a syringe placed against the eye to simulate the pressure of an injection but no needle penetrates the eye.

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

Mean Rate of Growth (Slope) in GA Area from Baseline to Month 12

MMRM Analysis (mixed model of repeated measures)	ACP 2 mg (N = 225)	Sham (N = 222)	Difference	% Difference	P-Value
Mean Rate of GA Growth (Slope) (mm) (Square Root Transformation)	0.336	0.392	0.056	14.3%	0.0064(a)
Mean Rate of GA Growth (Slope) (mm2) (Observed)	1.745	2.121	0.376	17.7%	0.0039(b)

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

The following tables show the GATHER2 efficacy results for both (A) the mean rate of change in GA area from baseline to month 12 using a point analysis and (B) the mean rate of growth (slope) in GA area over 12 months. These results are provided using both the square root transformation and the observed GA areas.

MMRM Analysis	ACP 2 mg (N = 225)	Sham (N = 222)	Difference	% Difference	P-Value
Sq. Rt. Transformation
Mean Change in GA Area (mm)	0.333	0.392	0.059	15.0%	0.0056(b)
Mean Rate of GA Growth (Slope) (mm)	0.336	0.392	0.056	14.3%	0.0064(a)
Observed Area
Mean Change in GA Area (mm2)	1.936	2.341	0.405	17.3%	0.0027(b)
Mean Rate of GA Growth (Slope) (mm2)	1.745	2.121	0.376	17.7%	0.0039(a)
Explanatory notes - in the above presentation:
(a)     Indicates pre-specified primary endpoint analysis; statistically significant;
(b)     Indicates descriptive p-value.

As part of the pre-specified statistical analysis plan for GATHER2, we also analyzed the mean rate of growth (slope) in GA area for ACP 2 mg as compared to sham for pre-specified patient subgroups based on baseline lesion size, baseline visual acuity, baseline autofluorescence pattern, age, and gender. ACP 2 mg showed a reduction in the mean rate of growth (slope) in GA area for all analyzed subgroups.
The pre-specified supportive endpoints in GATHER2 included the mean change in best corrected visual acuity, or BCVA, and the mean change in low luminance best corrected visual acuity, or LL BCVA, from baseline to month 12. For BCVA, a favorable trend for ACP 2 mg was observed, which is consistent with GATHER1. For LL BCVA, a favorable trend was not observed.
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
The number of patients who withdrew or otherwise discontinued from the GATHER2 trial during the first 12 months was 25 (11.1%) in the ACP 2 mg group and 17 (7.7%) in the sham control group. We continue to focus on patient retention and closely monitor the COVID-19 pandemic and its effect on the trial. We remain masked as to the treatment of the patients in the trial.
Post-Hoc Time-to-Event Analysis from GATHER1 and GATHER2
We conducted an exploratory time-to-event analysis from the GATHER1 and GATHER2 clinical trials evaluating reduction in vision loss with ACP 2 mg versus sham treatment. The post-hoc analysis for vision loss from these pivotal trials signals up to a 59% reduction in rate of vision loss with ACP 2 mg compared to sham treatment at 12 months. Vision loss in this analysis was defined as a loss of ≥15 letters (EDTRS) in BCVA from baseline measured at any two consecutive visits up to month 12. This analysis will be presented at the upcoming Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting from April 23-27, 2023.
The results were consistent in the GATHER1 and GATHER2 clinical trials independently, signaling a 44% reduction (Hazard Ratio 0.56 with 95% CI, 0.15-2.06) and a 59% percent reduction (Hazard Ratio 0.41 with 95% CI, 0.17-1.00) respectively in the rate of vision loss with ACP 2 mg compared to sham over the first 12 months of treatment. In a combined analysis of GATHER1 and GATHER2 shown in the accompanying graph, patients treated with ACP 2 mg experienced a 56% reduction (Hazard Ratio 0.44, with 95% CI, 0.21-0.92) in the rate of vision loss compared to sham over the first 12 months of treatment. This post hoc analysis evaluates the potential vision loss signal through 12 months of treatment and is exploratory in nature.

Post Hoc Analysis of Cumulative Rate of Vision Loss in GATHER Clinical Trials

Hazard Ratio (CI): 0.44 (0.21, 0.92)
+ CENSORED
Risk Probability
0.10
0.08
0.06
0.04
0.02
0.00
0 1 2 3 4 5 6 7 8 9 10 11 12
Time (month)
1: Avacincaptad Pegol 2mg
2: Sham

Number of Patients at Risk (Events)

1: Avacincaptad Pegol 2mg	292 (0)	288 (1)	281 (1)	277 (2)	276 (2)	269 (5)	264 (5)	258 (6)	256 (7)	251 (8)	248 (9)	246 (10)	246 (10)
2: Sham	332 (0)	329 (0)	323 (2)	320 (3)	316 (5)	312 (8)	307 (10)	300 (12)	296 (13)	289 (16)	285 (17)	281 (21)	275 (26)

+ Censored is defined as patients who did not have events ≥15 letter loss in BCVA from baseline measured at any two consecutive visits up to month 12

ISEE2009: Open Label Extension Study for Patients Who Completed the GATHER2 Trial
In September 2022, we iniated an open-label extension study, or the OLE study, which is an international, multi-center clinical trial assessing the safety of intravitreal administration of ACP in patients who completed their month 24 visits in the GATHER2 trial. All patients participating in the OLE study will receive monthly doses of ACP 2 mg, regardless of the treatment arm (ACP or sham procedure) that they were randomized to in the GATHER2 trial. The trial will continue until each patient has completed their month 18 study visit or until ACP is commercially available in the relevant jurisdiction.
OPH2001: Completed Phase 1/2a Clinical Trial of ACP for GA Secondary to Dry AMD
    In 2011, we completed a multicenter, uncontrolled, open label Phase 1/2a clinical trial to evaluate the safety and tolerability of ACP administered as a monotherapy in patients with GA. We enrolled 47 patients in this trial. We randomly assigned patients in this trial to one of two dose groups. Patients received a total of five intravitreal injections of either 0.3 mg or 1 mg of ACP over a 36-week treatment period. Patients received an intravitreal injection of ACP at day 0, week 4, week 8, week 24 and week 36 of the trial, with a final follow-up visit at week 48.

    ACP was generally well-tolerated in this trial. We did not observe any evidence of drug related adverse events. We also did not observe any incidence of conversion to wet AMD in eyes treated with ACP. Adverse events were primarily ocular adverse events in the study eye which were related to the injection procedure.

    In addition, we performed assessments of visual acuity to detect any potential decrease in vision associated with intravitreal injections, the administered drug or natural progression of the disease if left untreated. We did not identify any drug related safety issues through measurements of visual acuity.

    Our Phase 1/2a clinical trial was an uncontrolled study with a small sample size and was not powered to detect a difference between ACP dose groups, or the efficacy of ACP monotherapy, with statistical significance. The primary purpose of the study was to assess safety and tolerability. However, during the more frequent dosing period, which is the first 24 weeks, we observed a trend, in favor of the higher of two dose groups, of a relative reduction in the mean growth of the GA lesion area, as measured by fundus autofluorescence images read by an independent reading center.

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

Mean Change in GA Lesion Area (mm^2)
2.0
1.8
1.6
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
0
1.00
0.78
1.73
1.71
Reduced Dosing Schedule
0
Week 24
Week 48
0.3 mg Dose
1 mg Dose

We believe this apparent trend in the relative reduction of mean growth in GA lesion area when ACP was dosed more frequently, together with the relative loss of the benefit when ACP was dosed less frequently, may suggest a possible drug effect.

Regulatory Pathway for Marketing Approval of ACP in GA secondary to AMD

To obtain marketing approval of ACP for the treatment of GA secondary to AMD, we expect that we will need favorable results from a total of two independent, adequate and well-controlled pivotal clinical trials, demonstrating the safety and efficacy of ACP in this indication. We believe the results we have obtained from our GATHER1 and GATHER2 trials satisfy this requirement and provide below further explanation for this belief.

FDA Requirements and Status

Based on our interactions with the FDA, we believe it would be sufficient to establish efficacy by showing statistically significant results on the primary efficacy endpoint in the GATHER1 and GATHER2 trials, which is based on measuring GA area growth using FAF. The FDA required analysis for the primary efficacy endpoint is the mean rate of growth (slope) estimated based on GA area measured by FAF over at least three timepoints: baseline, month 6, and month 12. Both GATHER1 and GATHER2 demonstrated a statistically significant reduction in the mean rate of GA area growth (slope) compared to sham when analyzed using the FDA's required analysis.

Based on our interactions with the FDA, we believe it would be sufficient to establish safety by using the safety data collected over 12 months and 18 months from the GATHER1 trial and over 12 months from the GATHER2 trial. We plan to provide additional supportive safety data from our other completed and ongoing trials of ACP in patients with GA, wet AMD, IPCV and STGD1.

We have had a number of interactions with the FDA on our development and regulatory pathway for ACP in GA secondary to AMD, including:

•In July 2021, we obtained a SPA from the FDA for the overall design of GATHER2. Based on the information we submitted, the FDA determined that the design and planned analysis of GATHER2 adequately addressed the objectives necessary to support a future regulatory submission.

•Over 2021 and 2022, we had a number of additional interactions with the FDA on the requirements for and the content of our planned NDA of ACP for the treatment of GA secondary to AMD, which clarified our regulatory pathway in this indication.

•In November 2022, the FDA granted breakthrough therapy designation for ACP for GA secondary to AMD based on the 12-month results from GATHER1 and GATHER2.

•In December 2022, we completed rolling submission of the NDA for ACP for the treatment of GA secondary to AMD, with the clinical and non-clinical portions of the NDA submitted in November 2022 and the chemistry, manufacturing and controls portion of the NDA submitted in December 2022.

In February 2023, the FDA accepted the NDA for filing and granted us priority review with a PDUFA target action date of August 19, 2023. The FDA indicated in their acceptance letter that, as of the time of the FDA acceptance letter, they did not identify any potential review issues and were not currently planning an Advisory Committee meeting for ACP.

EMA and The Medicines and Healthcare Products Regulatory Agency (MHRA) Requirements and Plans

We believe that the safety and efficacy data we have collected to date from the GATHER1 and GATHER2 trials, which are over 18 months and 12 months, respectively, are adequate to support MAA submissions for both the EMA and the MHRA. Our belief is subject to feedback from the EMA and MHRA, with whom we expect to have interactions during the first half of 2023.

We plan to submit MAAs to the EMA and the MHRA for marketing approval of ACP for the treatment of GA secondary to AMD during 2023, following our planned interactions with regulatory authorities in Europe.

ACP - Potential Pathway in Intermediate AMD
Post-hoc Analyses of GATHER1 Data in Drusen, iRORA and cRORA
We conducted additional post-hoc analyses on the GATHER1 data, in which we evaluated the progression of iRORA to cRORA, and the progression of drusen to iRORA or cRORA, in patients treated with ACP 2 mg as compared to patients in the corresponding sham group. Drusen, iRORA and cRORA represent progressive stages of AMD.
The post-hoc analysis data show a 19.6% absolute reduction in the rate of progression from drusen to iRORA or cRORA, for the ACP 2 mg group as compared to sham at 18 months, representing a relative reduction of 72%. The data also show a 21.8% absolute reduction in the rate of progression from iRORA to cRORA for the ACP 2 mg group as compared to sham at 18 months, representing a relative reduction of 52%. The following graphs illustrate these results:
Proportion of patients that progress from drusen to iRORA or cRORA (ACP 2 mg compared to sham)

Proportion of patients that progress from iRORA to cRORA (ACP 2 mg compared to sham).
We plan to conduct a similar post-hoc analysis on the GATHER2 data.
Plans in Intermediate AMD
As previously disclosed, we were encouraged by the results of the above post-hoc analyses of the GATHER1 data and were planning to initiate a clinical trial evaluating ACP for the treatment of intermediate AMD, subject to feedback from the FDA and other regulatory authorities. In September 2022, we obtained favorable feedback from the FDA on our development plans. As a result of our interactions with the FDA, we do not believe we need to conduct a new clinical trial of ACP in patients with intermediate AMD. We are continuing further discussions with the FDA on using the GATHER1 and GATHER2 clinical trial data included in the current NDA submission to support treatment of GA associated with earlier stage disease, including in patients with intermediate AMD.
ACP - STGD1 Trials
    STAR: Ongoing Phase 2b Clinical Trial of ACP for STGD1

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

All initially enrolled patients were, and any newly enrolled patients are, randomized in a 1:1 ratio as follows:

•ACP 2 mg, followed by ACP 2mg 14 days later, monthly for three months during an induction phase; followed by ACP 4 mg, administered as two injections of ACP 2 mg on the same day, monthly for 15 additional months during a maintenance phase; and

•a sham injection, followed by a sham injection 14 days later, monthly for three months; followed by two sham injections on the same day, monthly for 15 months.

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

    We have not previously studied ACP in STGD1 patients and thus do not have any clinical data regarding the effect of ACP in STGD1. We previously engaged the Foundation Fighting Blindness to provide us with data from the Foundation Fighting Blindness's publicly available ProgStar study, the largest natural history study on Stargardt disease to date. We have used this natural history data, as well as the perspectives of the key opinion leaders involved in the ProgStar study, as resources to assist in the design of the STAR trial. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability of the planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Given the information above, this trial could be underpowered to demonstrate a potential clinical benefit for ACP in this indication.

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

ACP - Wet AMD Trials
    OPH2000: Completed Phase 1/2a Clinical Trial of ACP for Wet AMD

    In 2009, we completed a multicenter, uncontrolled, ascending dose and parallel group, open-label, first in human Phase 1/2a clinical trial to evaluate the safety and tolerability of multiple intravitreal injections of ACP given in combination with multiple doses of Lucentis 0.5 mg in patients with wet AMD. We enrolled 60 patients in this trial, of which 58 were treatment-naïve patients, and two were treatment-experienced patients.

    Patients were treated at one of five ACP dose levels: 0.03 mg, 0.3 mg, 1 mg, 2 mg and 3 mg. ACP was generally well tolerated in this trial when tested in combination with Lucentis. None of the patients experienced any dose limiting toxicities at any of the dose levels tested. We observed only a single adverse event assessed by the investigators to be related to ACP, mild subcapsular cataract in one patient in the group treated with ACP 2 mg. Despite this event, this patient's visual acuity improved during the study. Adverse events were primarily ocular adverse events in the study eye which were related to the injection procedure. One patient from the 0.3 mg ACP treatment group withdrew from the trial as a result of a serious adverse event of bacteremia unrelated to study drug or injection procedure, which resulted in a subsequent fatality. Another patient from the 0.3 mg treatment group withdrew from the trial due to the investigator's decision. Systemic adverse events in this trial were not frequently reported. No systemic adverse events were assessed as drug related.

    Our Phase 1/2a clinical trial was an uncontrolled study with a small sample size and was not powered to detect a difference between ACP dose groups or the efficacy of ACP combination therapy with statistical significance. The primary purpose of the study was to assess safety and tolerability. In addition to our safety assessment, however, we also performed assessments of visual acuity. There was a general trend towards an improvement in visual acuity seen in all treatment groups. We focused our assessment of vision outcomes on the subgroup of 43 treatment-naïve patients who had received all six ACP injections at the same dosage. We observed a mean increase in visual acuity from baseline at all time points for these patients, based on the number of ETDRS letters the patient could read. For this subgroup, at week 24 of the trial, we noted improvements in mean visual acuity from baseline as follows: 13.6 letters for the 13 patients receiving the 0.3 mg dose, 11.7 letters for the 15 patients receiving the 1 mg dose and 15.3 letters for the 15 patients receiving the 2 mg dose. In this subgroup, 22 patients (51%) gained at least 15 ETDRS letters, defined as significant visual gain, consisting of six patients (46%) in the 0.3 mg dose group, seven patients (47%) in the 1 mg dose group and nine patients (60%) in the 2 mg dose group.

    OPH2004: Discontinued Phase 2a Trial of ACP for Treatment-Experienced Wet AMD Patients

    During the fourth quarter of 2015, we initiated an open-label Phase 2a clinical trial to evaluate ACP’s potential role when administered in combination with anti-VEGF therapy for the treatment of wet AMD in anti-VEGF treatment-experienced patients who did not respond adequately to anti-VEGF monotherapy. In 2017, following our reassessment of our ACP development programs, we stopped enrolling patients in this trial as we determined that we would initiate a new ACP wet AMD trial, the OPH2007 trial described below, for treatment-naïve patients. One patient continued to receive treatment in this trial until the first half of 2018. This patient did not experience any drug-related adverse events and there were no unexpected safety issues.

    OPH2007: Completed Phase 2a Clinical Trial of ACP for Treatment-Naïve Wet AMD Patients

    In 2018, we completed a randomized, dose-ranging, open-label, multi-center Phase 2a clinical trial of ACP in combination with Lucentis 0.5 mg to evaluate the safety of different dosing regimens of ACP in combination with an anti-VEGF agent in treating wet AMD. We enrolled and treated a total of 64 treatment-naïve patients for this trial. We assigned patients in this trial to one of four groups:

•In Groups 1 and 2, consisting of ten patients in each group, patients received monthly combination therapy consisting of Lucentis 0.5 mg followed by, in Group 1, ACP 4 mg two days later and in Group 2, ACP 2 mg on the same day as the Lucentis treatment;

•In Groups 3 and 4, consisting of 22 patients in each group, patients received dosages in two phases, consisting of:

◦first, an induction phase from day one to the second month, during which the patients received Lucentis 0.5 mg followed by ACP 2 mg on the same day, followed by ACP 2 mg fourteen days later; and

◦second, a maintenance phase from the third month to the fifth month, during which the patients received, in Group 3, Lucentis 0.5 mg followed by ACP 2 mg on the same day and in Group 4, ACP 2 mg followed two days later with Lucentis 0.5 mg and ACP 2 mg.

    From a safety perspective, ACP combination therapy with Lucentis was generally well tolerated after six months of treatment. The most frequently reported ocular adverse events were related to the injection procedure. We did not observe any adverse events attributable to ACP combination therapy.

    Our Phase 2a clinical trial was an uncontrolled trial with a small sample size designed to assess safety at different dosages and to detect a potential efficacy signal. This trial was not designed to detect a statistically significant difference between ACP dose groups or to evaluate the efficacy of ACP combination therapy with statistical significance.

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

ACP - IPCV Trials
    OPH2002: Completed Phase 2a Clinical Trial of ACP for IPCV

    In late 2014, we initiated a very small, uncontrolled, open-label, Phase 2a clinical trial to evaluate ACP’s potential role when administered in combination with anti-VEGF agents for the treatment of IPCV in treatment-experienced patients for whom anti-VEGF monotherapy failed. IPCV is an age-related disease that is similar to wet AMD and is commonly characterized by leakage under the RPE, subretinal hemorrhage and RPE detachment. We enrolled four patients in the trial. None of the patients had a greater than 15-ETDRS letter decrease in visual acuity, which is considered a significant loss in visual acuity, following treatment in this study. None of the patients experienced any drug-related adverse events and there were no unexpected safety issues from this trial.

    OPH2006: Discontinued Phase 2a Trial of ACP for IPCV
    In late 2017, we initiated a randomized, dose-ranging, open-label Phase 2a clinical trial of ACP in combination with Eylea in treatment-experienced patients with IPCV. We did not enroll any patients in this clinical trial and decided to discontinue this clinical trial.
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
    We are continuing the preclinical development of IC-500. We have developed a formulation that we believe will be safe and effective for intravitreal administration into the eye, and are conducting cGMP manufacturing activities for IC-500. We are conducting additional preclinical studies to optimize the dosage, delivery and formulation of IC-500, and planning for IND-enabling toxicology studies to start later in 2023. Based on current timelines and subject to successful preclinical development and cGMP manufacturing, we expect to submit an IND to the FDA for IC-500 during the first half of 2024.
Gene Therapy Research and Development Programs
As we continue to assess our strategic priorities and the market for orphan and age-related retinal diseases and available technologies for addressing those unmet medical needs, we continue to believe in gene therapy as a promising mechanism of action for the treatment of many retinal diseases. We continue to advance our minigene research programs for LCA10, STGD1 and USH2A, respectively. We describe below the December 2022 transaction in which Opus acquired all of our rights, title and interests in and to our assets primarily related to our former gene therapy product candidates IC-100 and IC-200, which we previously developed for rhodopsin-mediated autosomal dominant retinitis pigmentosa and BEST1-related IRDs, respectively.
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
Minigene Programs
    Starting in 2018, we funded several sponsored research programs at the University of Massachusetts Medical School, or UMMS, seeking to use a minigene approach to develop new gene therapies for several orphan IRDs. These programs (miniCEP290, miniABCA4 and miniUSH2A) are described below. In July 2021, we hired several employees who were previously at UMMS and working on these sponsored research programs, including the principal investigator for these programs. We have transitioned the preclinical research activities for these programs from UMMS to us and have established a laboratory for these employees to continue working on these programs and other preclinical ocular research and development activities.
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
    miniABCA4 Program for STGD1
    Our miniABCA4 program is targeting STGD1, which is associated with mutations in the ABCA4 gene. The size of the naturally occurring ABCA4 gene is approximately 7,000 base pairs. As part of the sponsored research, UMMS generated and evaluated several ABCA4 minigene constructs in both in vitro and in vivo experiments, which yielded what we believe to be encouraging results. We conducted additional experiments to optimize the constructs and assess their efficacy in the mouse model. We have identified a lead construct from this program and are considering preclinical development options.
UMMS granted us an option to obtain an exclusive license to certain patent applications for this program.
    miniUSH2A Program for USH2A-Related IRDs
    The miniUSH2A program seeks to develop a mutation independent, minigene therapy for the vision loss associated with USH2A mutations, including vision loss associated with Usher 2A and USH2A-associated nonsyndromic autosomal recessive retinitis pigmentosa. Some of the activities in this program were delayed during 2020 as a result of the closure of UMMS animal research laboratories due to the COVID-19 pandemic. UMMS generated and evaluated several USH2A minigene constructs in in vitro experiments and we are planning to evaluate their efficacy in animals. The animal experiments were delayed as a result of transitioning the work from UMMS to us. We are considering our next steps for this research program.
UMMS granted us an option to obtain an exclusive license to certain patent applications for this program.
Opus Asset Purchase Agreement
As part of our previously stated strategy to seek a licensee for IC-100 and IC-200, in December 2022, IVERIC bio Gene Therapy LLC, or the Iveric Subsidiary, our wholly owned subsidiary, entered into an asset purchase agreement with Opus, or the Opus APA, pursuant to which Opus acquired all rights, title and interests in and to Iveric Subsidiary's assets primarily related to IC-100 and IC-200, including Iveric Subsidiary's exclusive license agreements with the University of Florida Research Foundation, Incorporated, or UFRF, and the Trustees of the University of Pennsylvania, or Penn, for both product candidates and certain related sponsored research agreements.
In accordance with the terms of the Opus APA, Iveric Subsidiary received (i) an upfront payment in the amount of $500,000 and (ii) 2,632,720 shares of the Series Seed Preferred Stock of Opus, pursuant to a stock issuance agreement, or the Opus SPA, that the parties entered into currently with the Opus APA, resulting in Iveric Subsidiary's ownership of a high single-digit percentage of the outstanding capital stock of Opus on a fully diluted basis. The Opus APA and the Opus SPA provide for Opus to issue additional shares of capital stock that will maintain Iveric Subsidiary's ownership at a mid to high single-digit percentage of the fully diluted outstanding capital stock of Opus through Opus’s next round of financing in which it raises a specified minimum amount of gross proceeds. Iveric Subsidiary is also eligible to receive (i) contingent development and regulatory milestone payments of up to $12.8 million and (ii) additional sales milestone payments of up to $98.9 million from Opus. Further, Iveric Subsidiary will receive, on a country-by-country and product-by-product basis, an earn-out of a low single-digit percentage on net sales of IC-100 and IC-200.
The Opus APA also contains customary representations, warranties, covenants and indemnification obligations made by Iveric Subsidiary and Opus.
Opus will be responsible for all further research, development, and commercialization of IC-100 and IC-200 globally and replaced Iveric Subsidiary as the exclusive licensee under the license agreements with UFRF and Penn. However, under certain circumstances, Iveric Subsidiary may have certain rights with respect to the potential future commercialization of IC-100 and/or IC-200.
The sale of IC-100 and IC-200 pursuant to the Opus APA closed in December 2022. We have filed the Opus APA and the Opus SPA as exhibits to this Annual Report on Form 10-K, with confidential portions redacted. The foregoing descriptions of the Opus APA and Opus SPA are qualified in their entirety by reference to such agreements as filed.
Manufacturing
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of ACP, IC-500 or any other product candidate we may develop. We have not yet conducted any process development or manufacturing for our minigene programs. Although we rely and intend to continue to rely upon third-party contract manufacturing organizations, or CMOs, to produce our products and product candidates, we have personnel with experience to manage the third-party CMOs that we have engaged or may engage to produce our product candidates.
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
ACP Manufacturing
The process for manufacturing ACP consists of chemical synthesis, purification, pegylation, purification and finally freeze drying to form a powder, which is the active pharmaceutical ingredient, or API. Each of these steps involves relatively common unit operations. In a separate process that follows the freeze drying, the ACP API is dissolved in a liquid solution that includes certain chemicals and then is aseptically filled into vials from which the intravitreal injection solution is drawn. This process of rendering the API into a liquid solution and placing it into vials is referred to as fill/finish.
We are working with our historical contract manufacturer for ACP drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for ACP drug substance. In 2022, Agilent completed the manufacture of multiple batches of ACP drug substance at a larger scale, a scale which we believe can support potential commercial launch, if approved. We are continuing to work with Agilent on additional scale up and validation activities. In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce ACP drug substance at an adequate scale for potential commercial use. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of ACP drug substance upon launch, if approved, and the new manufacturer as a second source of supply of ACP drug substance.
We are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of ACP drug product with a new vial, which we believe will allow us to support a more efficient and robust fill/finish operation at a commercial scale. Ajinomoto has produced ACP drug product using the new vial, which we are using for a portion of the second-year study visits for patients in the GATHER2 trial and for the OLE study. We believe Ajinomoto has the capacity to supply us with ACP drug product with the new vial for our expected commercial supply needs upon launch, if approved. We are continuing discussions with Ajinomoto for long-term supply of ACP drug product and are assessing additional suppliers of ACP drug product.
We order the polyethylene glycol, or PEG, starting material used to make ACP drug substance from a sole source third-party manufacturer outside the United States. We currently procure the supply on a purchase order basis and are continuing discussions regarding a long-term supply agreement with this supplier for the PEG starting material. We believe this supplier has the capacity to supply us with the PEG at the scale that we will need for commercial manufacturing.
We have also engaged a manufacturer to package ACP drug product to produce finished goods for potential commercial distribution.
Sustained Release Delivery Technologies for ACP
We are exploring lifecycle management initiatives for ACP with efforts focused on potential sustained release delivery technologies. Our goal is to derive a formulation of ACP with a sustained release delivery technology that reduces the frequency of intravitreal injections that a patient must undergo, while maintaining comparable efficacy and safety to monthly injections. We plan to develop these sustained release delivery technologies for GA and earlier stages of AMD.
One of the technologies that we are evaluating is DelSiTech’s proprietary silica-based sustained release technology. We have been encouraged by the results of preliminary feasibility studies of ACP formulated with DelSiTech’s silica-based technology and as a result, in June 2022 we entered into a license agreement with DelSiTech, or the DelSiTech License Agreement, under which we obtained a worldwide, exclusive license under specified patent rights and know-how to develop and commercialize new formulations of ACP using DelSiTech’s silica-based technology for treating diseases of the human eye.
In addition to DelSiTech’s technology, we continue to evaluate other sustained release delivery technologies for ACP. If any of the other resulting formulations are promising, we may pursue long-term development collaborations with those technologies.
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
We have engaged multiple contract manufacturers to support the various processes necessary for the scale-up and cGMP manufacturing of IC-500 drug substance and drug product for larger scale batches for potential clinical trials. We are continuing preclinical studies to optimize the dosage, delivery and formulation of IC-500.
Human Capital
Our Workforce
    As of December 31, 2022, we had 163 full-time employees, compared to 89 full-time employees as of December 31, 2021. These employees support key areas of our business and operations, including commercial planning and operations, medical affairs, clinical development and clinical operations, regulatory affairs and drug safety, data management, scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as our general and administrative functions and public company infrastructure. We continue to hire strategically to support key areas of our business, including the hiring of a commercial sales force. We expect to complete the hiring of our commercial team of approximately 120 individuals, including a field based sales force of between 50 and 70 representatives, by early April 2023. Diversity is a key factor that we are considering in our hiring of a sales force.
The following are additional data about our full-time employees, as of December 31, 2022:
•49% of our workforce are women;
•45% of our workforce are racially diverse (which we define as Asian, African American, Native American and Hispanic);
•44% of our leadership roles (which we define as Director level and above) are women and 44% of those in leadership roles are racially diverse;
•31% of our Executive Leadership Team are women; and
•38% of our Executive Leadership Team are racially diverse.
Throughout 2022, we promoted 12.7% of our workforce into leadership roles. Of these promotions, 47% are women and 43% are racially diverse.
Compensation and Benefits
We believe that our employees are vital to our company's success. To attract and retain talent, we provide competitive compensation and benefits to our workforce, including two medical plans to choose from along with generous Health Reimbursement Account and Health Savings Account offerings. We also offer generous vacation and parental leave. Starting in 2023, we increased the offering periods for our employees to join our Employee Stock Purchase Plan from two to four times per year.
Our turnover rate for 2022 was 6.2%, which is low compared to our peers in our industry.
Culture and People Initiatives
In January 2023, we launched a new corporate narrative to articulate our mission, vision, aspiration and values to reflect our growth and evolution from a development focused organization to a commercial stage organization. We are conducting surveys and focus groups with our employees on our new corporate narrative.
We continue to operate under a hybrid working model (partially remote, partially in office) and expect to continue to do so for the foreseeable near future, with a mix of office-based, field based and laboratory based employees. As we have grown in headcount, we continue to have weekly company meetings to provide business updates and enhance our new employee onboarding programs.

In 2022, we rolled out an employee volunteering and company match program. Based on available information, in 2022, over 25% of our workforce donated funds to or volunteered time for charitable organizations, including for Genspace NYC, a Brooklyn community lab that we sponsor. Our committee for diversity, equity and inclusion, which we established in 2020, continues to find ways to encourage employee volunteering and fundraising for charitable organizations, and bring in outside speakers on topics such as living with disabilities and overcoming unconscious bias.
Sales and Marketing
    Our commercial strategy for ACP, as well as for any other product candidate that may be approved, will be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indication for which the product candidate is approved, the territory in which the product candidate may be marketed and the commercial potential for such product candidate, including coverage by payors. For example, we believe more than 90% of GA patients are covered by Medicare Part B, which uses a buy-and-bill reimbursement model for physician administered drugs. As part of our strategy, we will determine whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or marketing arrangements with third parties in some or all geographic markets. We expect our commercial strategy will vary depending on whether the disease is typically treated by general ophthalmology practitioners, specialists, such as retina specialists, or other sub-specialists, and the degree and potential degree of acceptance of our product candidate by the relevant physicians in various markets. For example, in the United States, retina specialists perform most of the medical procedures involving diseases of the back of the eye, including intravitreal injections. We believe that retina specialists in the United States are sufficiently concentrated and have experience with the buy-and-bill model such that we could effectively promote an approved buy-and-bill product to these specialists. We also understand that a majority of GA patients in the United States currently are not cared for by retina specialists and instead see general ophthalmologists (GOs) and optometrists (ODs), many of whom are adept at diagnosing GA patients and referring them to retinal specialists for any available treatments. We have factored in these marketplace dynamics in developing our sales and marketing strategy for ACP for GA.
We are continuing to build our commercial capabilities and infrastructure, including our own sales and marketing organization, in anticipation of our potential launch of ACP in the United States for GA, if approved. We are actively hiring qualified personnel across core commercial functions including sales, marketing, patient access and reimbursement, analytics and operations, and product distribution. We expect to complete the hiring for our commercial team by early April 2023, with a total of approximately 120 individuals, including a field based sales force of between 50 and 70 representatives. We believe our field sales force will be capable of covering all of the key retina specialist accounts across the United States by the time of our PDUFA target action date of August 19, 2023.
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
Based on publicly available information, we are aware of the following competitive products and programs. Other competitive programs may exist of which we are not aware.
Competitive considerations for GA or dry AMD:
•In February 2023, the FDA approved Apellis Pharmaceuticals, Inc., or Apellis’s, pegylated, synthetic peptide targeting complement protein C3, pegcetacoplan, for the treatment of GA secondary to AMD. This product has a dosing regimen of once every 25 to 60 days. In December 2022, Apellis submitted an MAA to the EMA. Apellis announced that the EMA had validated their MAA and the application was under review, with a decision expected in early 2024.
•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that AstraZeneca PLC (which acquired Alexion Pharmaceuticals, Inc. in 2021), Akari Therapeutics, Plc, Annexon Inc., Apellis, Applied Genetic Technologies

Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc. (which merged with Disc Medicine, Inc.), Gyroscope Therapeutics (which was acquired by Novartis AG), IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), Kanaph Therapeutics Inc, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and in the cases of AGTC and Gemini Therapeutics, research programs on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's, as described above. Moreover, we are aware that several other companies, including Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Aviceda Therapeutics, Boehringer Ingelheim, Lineage Cell Therapeutics, Inc. (which was acquired by Roche AG), Ocugen, Inc., ONL Therapeutics, Inc., Regenerative Patch Technologies, Roche AG, Stealth BioTherapeutics Corp. and Visus Therapeutics, are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development was Genentech's monoclonal antibody HtrA1 inhibitor, which was being studied in a Phase 2 clinical trial until it was discontinued in October 2022.
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
Competitive considerations for LCA10:

•We are aware that Editas Medicine, Inc. has a gene editing program for LCA10, for which a Phase 1/2 clinical trial is ongoing, ProQR is developing an RNA-based therapeutic for LCA10 that is currently in Phase 2/3 development, Generation Bio Co. has a preclinical program that utilizes close ended DNA technology to target LCA10 and Oxford Biomedica plc is developing a lentiviral gene therapy program for LCA10 that is in preclinical development. In addition, several academic institutions have preclinical programs in LCA10.

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

    Our patent portfolio includes the following:
•patents and patent applications in-licensed from Archemix Corp., or Archemix:
•patents and patent applications covering ACP's composition-of-matter, which have issued in the United States, the countries covered by the European Patent Organisation, which we refer to as the EPO Countries, China, Japan and certain other jurisdictions, and which are expected to expire in 2025, subject to any patent term extensions; and
•patents and patent applications covering the treatment of certain complement mediated disorders with ACP, ACP for use in a method of treating certain complement mediated disorders or a composition comprising ACP for treating certain complement mediated disorders, which have issued in the United States, the EPO Countries, China, Japan and certain other jurisdictions, and which are expected to expire in 2025, 2026 and 2027, subject to any patent term extensions; and
•patents and patent applications owned by IVERIC bio, Inc.:
•patents and patent applications covering methods of use for treating GA, Stargardt disease, IPCV and other conditions, and other proprietary technology relating to ACP, which include two issued United States patents with claims covering methods for treating GA with ACP that are expected to expire in 2034, subject to any patent term extensions, and patent applications that are pending in the United States, the EPO Countries, China, Japan and certain other jurisdictions, which, if granted, are expected to expire in 2034, 2038 and 2040, subject to any patent term adjustments or extensions; and
•patent applications covering methods of using ACP to treat intermediate AMD and other forms of AMD, which are pending under the Patent Cooperation Treaty, or PCT, and which, if granted, are expected to expire in 2041, subject to any patent term adjustments or extensions; and
•patents and patent applications owned by our subsidiary Orion Ophthalmology LLC, or Orion:
•three families of patents and patent applications covering compositions and methods of use of IC-500 and other HtrA1 inhibitors owned by Orion, some of which are issued patents in the United States or claims that have been allowed by the USPTO, as well as issued patents or allowed claims in other jurisdictions, all of which are expected to expire in 2037, and others are pending in the United States, the EPO Countries, China, Japan and certain other jurisdictions, which, if granted, are expected to expire in 2037, subject to any patent term adjustments or extensions; and
•patent applications in-licensed by Iveric Subsidiary from UMass:
•two families of patent applications relating to certain proprietary minigene technology for the treatment of diseases associated with mutations in the CEP290 gene, which are pending in the United States, the EPO Countries, China and certain other jurisdictions, and which, if granted, are expected to expire in 2038 and 2040, respectively, subject to any patent term adjustments or extensions.
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
Similar provisions are available in the EPO Countries and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. If ACP is approved and we elect a composition of matter patent for patent term extension, we expect to be eligible for up to the full five years of patent term extension in the United States and for a similar length of time under the corresponding mechanism in the EPO Countries.
The expiration dates referred to above are without regard to any patent term adjustments or potential patent term extension or other market exclusivity that may be available to us. See “—Government Regulation and Product Approvals” below for a description of market exclusivity mechanisms that may be available to us.
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
    In the future, we may enter into additional acquisition or license agreements, particularly if we choose to acquire or in-license additional product candidates or other technologies, including sustained release delivery technologies for ACP, and further expand our product pipeline. We expect that any future acquisition or license agreements would impose similar obligations on us. In the future, we may seek collaboration opportunities for our product candidates if we believe the arrangement could assist us in the development or potential commercialization of such product candidate and would otherwise help us pursue our business plan and strategic goals.
ACP - Archemix C5 License Agreement
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
Under the C5 License Agreement, for each anti-C5 aptamer product that we may develop under the agreement, including ACP, we are obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if we achieve specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, we are also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if we achieve specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under the C5 License Agreement. We are not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
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
ACP - DelSiTech License Agreement
In June 2022, we entered into the DelSiTech License Agreement with DelSiTech, under which DelSiTech granted us a worldwide, exclusive license under specified patent rights and know-how to develop, have developed, make, have made, use, offer to sell, sell, have sold, otherwise commercialize, export and import ACP using DelSiTech’s silica-based sustained release technology for the treatment of diseases of the eye in humans, which we refer to as the Licensed Product. We may grant sublicenses of the licensed patent rights and know-how without DelSiTech’s consent.
Diligence Obligations
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
Financial Terms
In June 2022, we paid DelSiTech a €1.25 million upfront license fee, which we have recognized as a research and development expense. We further agreed to pay DelSiTech up to an aggregate of €35.0 million if we achieve specified clinical and development milestones with respect to the Licensed Product. In addition, we agreed to pay DelSiTech up to an aggregate of €60.0 million if we achieve specified commercial sales milestones with respect to worldwide net sales of the Licensed Product.
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
Term and Termination
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

    Preclinical Studies
Before a sponsor begins testing a drug or biologic with potential therapeutic value in humans, the product candidate must undergo preclinical testing. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, and the purity and stability of the substance, as well as in vitro and animal studies to assess the potential safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. These studies are typically referred to as IND-enabling studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and the United States Department of Agriculture’s Animal Welfare Act, if applicable.

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
In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
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
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.
    Expanded Access to an Investigational Drug for Treatment Use
Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. Expanded access allows a patient to obtain an investigational new drug when enrolling in a clinical trial for that drug is difficult or not feasible for the patient. FDA regulations allow access to investigational drugs under an IND by the sponsor or the treating physician for treatment purposes on a case-by-case basis in certain circumstances, subject to FDA approval. There is no obligation for a sponsor to make its drug products available for expanded access. In April 2020, we adopted an expanded access policy, which is available on our website in accordance with the 21st Century Cures Act.
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
    Review of a Product Candidate by the FDA
If clinical trials are successful, the next step in the development process is the preparation and submission to the FDA of an application for marketing approval. The application is the vehicle through which sponsors formally propose that the FDA approve a new drug for marketing and sale in the United States for one or more indications. The application must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. Every new product must be the subject of an approved application before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2023 is $3,242,026 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2023 is $393,933. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an application, the FDA conducts a preliminary review of an application within 60 calendar days of its receipt and must inform the sponsor by that time or before whether the application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept an application for filing. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to specified performance goals and timelines in the review process of applications, which goals and timelines depend on the type of product candidate for which review is sought and whether the sponsor has applied for and received from the FDA any special review status for the particular product candidate allowing for expedited review. Special review status is available for certain products that are intended to address an unmet medical need in the treatment of a serious or life–threatening disease or condition under one of the following FDA-designations: fast track designation, breakthrough therapy designation, priority review designation and regenerative medicine advanced therapy designation. The review process and the PDUFA target action date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.
In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured, stored, packaged and tested. These pre–approval inspections may cover all facilities associated with an application submission, including component manufacturing (e.g., active pharmaceutical ingredients), finished product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.
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
Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life–threatening disease or condition, and if the product demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. In April 2020, the FDA granted fast track designation to ACP for the treatment of GA secondary to dry AMD.
FDASIA established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life–threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross–disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. In November 2022, the FDA granted breakthrough therapy designation to ACP for GA secondary to AMD.
The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case by case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment–limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months. In February 2023, the FDA granted priority review to our NDA for marketing approval of ACP for the treatment of GA secondary to AMD.
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
    The FDA may award priority review vouchers, or PRVs, to sponsors of rare pediatric disease product applications that meet certain criteria. A rare pediatric disease is a rare disease where the disease is serious or life-threatening with the serious or life-threatening manifestations primarily affecting individuals from age zero to 18. A sponsor who receives approval for a drug or biologic for a rare pediatric disease may qualify for a PRV, which the sponsor may redeem to receive priority review of a subsequent marketing application for a different product. In lieu of using the PRV for one of its own product candidates, a sponsor may sell that voucher for use by a third party. Current prices for these PRVs range in the hundreds of millions of dollars. The current rare pediatric disease priority review voucher program will expire on September 30, 2024, although a drug designated as a rare pediatric disease treatment by September 30, 2024, can still receive a priority review voucher but no later than September 30, 2026.
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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although health care providers may prescribe products for off-label uses in their professional judgment, manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.
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
Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain drug applications for competing products, including generic drugs. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first sponsor to gain approval of an NDA for a New Chemical Entity. A drug is a New Chemical Entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule responsible for the pharmacological activity of the drug substance. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. We expect ACP to be eligible for the five-year period of data exclusivity, if approved. During the exclusivity period, the FDA may not accept for review an ANDA or an NDA under Section 505(b)(2) of the FDCA, or an 505(b)(2) NDA, submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a Paragraph IV certification.
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
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, or ACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed "reference product." To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021, and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA.
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
    Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may designate a product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an application for the product and the rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA target action dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.
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
Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or provides a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
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

Beyond streamlining the process, the new Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
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
Centralized Procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area, i.e., the European Union as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is not in the interest of patients. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.
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
    Regulatory Data Exclusivity in the European Union
In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. We expect ACP to be eligible for the eight years of data exclusivity and two additional years of market exclusivity, if approved. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data in a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications that are shown, during the scientific evaluation prior to authorization, to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an innovative medicinal product so that the innovator gains the additional prescribed period of marketing exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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
More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond.
This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on access to certain products, and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine which pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, if and once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
    In addition to initiatives specifically directed at lowering or containing prescription drug prices, legislative action in the United States at the national level has resulted in reduced funding levels for Medicare. For example, the Budget Control Act of 2011, or BCA, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year from 2013 through 2031, and the American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that ACP, if approved for GA, would be reimbursed by the Medicare Part B "buy and bill" reimbursement model, under which physicians purchase ACP from us or a wholesaler/distributor, and then bill Medicare for their costs following administration. Medicare Part B currently provides for reimbursement to the physicians at a rate equal to the average sales price for the product plus a six percent markup. The BCA has reduced the effective rate of that markup to 4.3%. Any further reduction in healthcare, including Medicare, funding may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
•federal transparency requirements such as the federal Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti–kickback and false claims laws, state pharmaceutical sales representative listing requirements and other consumer protection laws, which may apply to healthcare items or services that are reimbursed by private insurers.
•Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.
•State and foreign laws, such as the European Union's General Data Protection Regulation, also govern the privacy and security of, and require the notification of any breaches of, health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Risks Related to Our Business Plan, Financial Position and Need for Additional Capital
We are a development-stage company without any commercial products. The value of our company is highly dependent on the success and potential commercialization of ACP and our other research and development efforts and the amount of our available cash. Our research and development programs, which are focused on novel therapies and technologies, carry significant scientific and other risks. If any of these programs are not successful, the value of your investment may decline.
 We are a development-stage company without any approved products. Our growth prospects and the future value of our company are dependent on the progress of our research and development programs, including our ongoing and any future clinical trials for ACP, our preclinical development program for IC-500, and our gene therapy research programs. In particular, we are highly dependent on the success of ACP, and any delays or issues with its potential marketing approval or its potential commercialization will likely cause the value of your investment to decline significantly. Drug development is a highly uncertain undertaking and carries significant scientific and other risks.
We may encounter unforeseen difficulties, complications, delays, expenses and other known and unknown factors. We may never be successful in developing or commercializing any of our product candidates or other programs. There is a high rate of failure in pharmaceutical research and development. Even if we have promising preclinical or clinical candidates, their development could fail at any time. Our failure could be due to unexpected scientific, safety or efficacy issues with our product candidates and other programs, invalid hypotheses regarding the molecular targets and mechanisms of action we choose to pursue or unexpected delays in our research and development programs resulting from applying the wrong criteria or experimental systems and procedures to our programs or lack of experience or other factors, with the possible result that none of our product candidates or other programs result in the development of marketable products. Although we have results from two large-scale, pivotal clinical trials (GATHER1 and GATHER2) with safety and efficacy data that we believe are sufficient to seek and obtain marketing approval for ACP for GA secondary to AMD, we need to complete activities necessary to obtain marketing approval, including the qualification of one or more commercial manufacturers through pre-approval inspections with regulatory authorities. We are working to transition from a company having a product development focus to a company capable of commercializing pharmaceutical products. At this time, we are continuing to hire commercialization personnel and build a commercial infrastructure for the potential commercialization of ACP, if approved. We may not be successful in such a transition, as our company has never conducted the sales, marketing, manufacturing and distribution activities necessary for successful product commercialization.
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
Since inception, we have experienced significant cash outflows in funding our operations. To date, we have not generated any revenues from commercial product sales and have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under our prior Fovista licensing and commercialization agreement with Novartis Pharma AG, funds we received in connection with our acquisition of Inception 4 in October 2018, our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021, October 2021 and December 2022 and borrowings under the 2022 Term Loan Facility, pursuant to the Loan Agreement with Hercules and SVB. As of December 31, 2022, we had an accumulated deficit of $864.8 million. Our net loss was $185.2 million for the twelve months ended December 31, 2022, and we expect to continue to incur significant operating losses for the foreseeable future.
ACP is in clinical development, IC-500 is in preclinical development, and we are exploring multiple sustained release delivery technologies for ACP and advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, such as our initiation of the OLE study for ACP in GA secondary to AMD, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including additional sustained release delivery technologies for ACP and any promising product candidates that emerge from our gene therapy research programs. We could also incur additional research and development expenses if, for example, we are required by the

FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We have started incurring these expenses as we prepare for the potential commercialization of ACP. We are party to agreements with Archemix with respect to ACP, DelSiTech with respect to formulations of ACP with DelSiTech’s silica-based sustained release delivery technology, the former equityholders of Inception 4 with respect to IC-500, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to formulations of ACP with DelSiTech’s silica-based sustained release delivery technology and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•build our commercial operations and sales, marketing and distribution capabilities for ACP;
•expand our outsourced manufacturing capabilities for ACP and IC-500;
•continue the development of ACP in GA, STGD1 and potentially other indications;
•seek marketing approval for ACP and any other product candidates that successfully complete clinical trials;
•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, such as sustained release delivery technologies for ACP;
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

Although we believe we have sufficient cash resources to launch ACP for GA secondary to AMD in the United States, if approved based on our expectations, we may require additional funding beyond what we currently expect or sooner than we currently expect. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate one or more of our product development programs or commercialization efforts.
As of December 31, 2022, we had approximately $646.8 million in cash, cash equivalents and available-for-sale securities. We estimate that our cash, cash equivalents, available for sale securities and committed loan facilities will be sufficient to fund our planned capital expenditure requirements, debt service obligations and operating expenses through at least the next twelve months. These estimates do not include any potential new borrowings under the 2022 Term Loan Facility with Hercules and SVB beyond the $25.0 million that we plan to borrow during 2023 based on our achievement of the performance milestone related to the FDA's acceptance of our NDA for filing.
Although we believe we have sufficient financial resources to launch ACP for GA secondary to AMD in the United States, if approved based on our expectations, we may need additional funding to continue to commercialize ACP for GA, if approved. We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize ACP for other indications, a sustained release delivery technology for ACP or any of our other product candidates. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for ACP for any other indication, a sustained release delivery technology for ACP or for any of our other product candidates.
Our future capital requirements will depend on many factors, including:
•the costs, timing and outcome of regulatory filings and reviews of our product candidates, including regulatory review of our filed NDA and the planned submission of MAAs for ACP in GA secondary to AMD;
•the timing, scope and costs of establishing a commercial infrastructure for potential commercialization of ACP, including the hiring and deployment of a sales force and the establishment of sales, marketing and distribution capabilities;
• the scope, progress, costs and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with ACP and our other product candidates;
•the scope, progress, costs and results of our current and future ACP clinical programs and any further development we may undertake;
•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including a potential collaboration for the further development and potential commercialization of ACP in one or more territories outside the United States;
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including sustained release delivery technologies for ACP;
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

Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and other macro-economic events, such as the current high levels of inflation, and governmental responses to those events have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $324.3 million in net proceeds in an underwritten public offering of our common stock in December 2022, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, Nasdaq listing rules generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay or reduce our future commercialization efforts, or delay, reduce or terminate the development of one or more of our product candidates.
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if the timeline for potential commercial launch of ACP is accelerated, if we need to establish commercial infrastructure or capabilities, including hiring additional personnel or conducting additional disease-state awareness activities, to a greater extent than we have planned, or if we choose not to or are unable to find a collaborator for commercialization of ACP in one or more territories outside the United States. Our costs may also exceed our expectations if we experience an issue with manufacturing, such as issues with process development, scale-up and validation, or establishing and qualifying second source suppliers and ensuring adequate inventory for our expected needs, including potential launch of ACP; if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply; if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data; or if we modify or further expand the scope of our clinical trials, preclinical development programs or gene therapy research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct. For example, we believe that the data from the GATHER2 trial, together with other available data, are sufficient to support applications for marketing approval in the United States, the European Union and the United Kingdom. We may subsequently decide to, or be required by regulatory authorities to, conduct additional clinical trials or nonclinical studies of ACP in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic and other macroeconomic events may result in disruptions to the progress of the GATHER2 or STAR trials or the OLE study, including slowing patient enrollment in STAR or causing enrolled patients in either trial to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.
Our need for additional financing may continue even if we are able to successfully obtain regulatory approval and launch ACP in GA secondary to AMD. Our future commercial revenues, if any, will be derived from product sales, which may not be available or become substantial for a period of time following launch. In addition, if approved, our products may not achieve commercial success. Even if those products are successful and we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Under most, if not all, of the foregoing circumstances, we may need to obtain substantial additional financing to achieve our business objectives.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, when we can generate substantial product revenues, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. For example, in July 2022, we entered into the Loan Agreement with Hercules and SVB, providing for the 2022 Term Loan Facility, pursuant to which we have total borrowing capacity under several tranches of up to $250.0 million in aggregate principal amount, of which (i) $50.0 million was drawn in July 2022 upon execution of the Loan Agreement and an additional $50.0 million was drawn in December 2022 after our achievement of a specified performance milestone relating to the GATHER2 trial data we obtained for ACP in September 2022, (ii) an additional tranche of $25.0 million is available to be drawn at our option anytime through September 30, 2023 which we plan to draw in 2023, (iii) an additional tranche of $75.0 million may be drawn at our option at any time after our achievement of a specified performance milestone relating to the approval of the NDA by the FDA through the earlier of 90 days after achievement or September 30, 2024 and (iv) an additional $50.0 million is available subject to approval of the lenders’ investment committee in its discretion. However, if we do not satisfy the remaining specified performance milestone or the lenders do not otherwise approve additional borrowings, we will not have access to the remaining amounts of the 2022 Term Loan Facility. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders' ownership interests would be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our existing stockholders' rights as common stockholders. The dilutive effect of future equity issuances may be substantial, depending on the price of our common stock at the time of such capital raise, with a lower stock price translating to greater dilution for existing stockholders. Debt financing and preferred equity financing, if available, would involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, making certain investments or entering into certain other transactions. For example, the covenants under the Loan Agreement include limitations on our ability to obtain additional financing, to make certain investments and to enter into certain other transactions.
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
In March 2021, we filed a shelf registration statement on Form S-3, or the March 2021 Shelf Registration, pursuant to which we may offer and sell shares of common stock, debt securities and other securities for aggregate gross sale proceeds of up to $300.0 million, of which we may offer and sell up to $100.0 million from time to time pursuant to an “at-the-market” sales agreement, or the ATM Agreement, we entered into in March 2021 with Cowen and Company, LLC, or Cowen, as agent, subject to the terms and conditions described in the ATM Agreement and SEC rules and regulations. In July 2021, we issued and sold 13,397,500 shares of our common stock in an underwritten public offering under the March 2021 Shelf Registration. We have not yet issued and sold any shares of common stock under our “at-the-market” offering program. In addition, in October 2021, we filed an automatically effective shelf registration statement, or the October 2021 Shelf Registration, under which we may issue an indeterminate amount of shares of common stock, debt securities and other securities. In October 2021 and December 2022, we issued and sold 10,350,000 shares of our common stock and 15,352,500 shares of our common stock, respectively, in two underwritten public offerings under the October 2021 Shelf Registration. If we make further sales under the March 2021 Shelf Registration or the October 2021 Shelf Registration or if we make sales under our “at-the-market” offering program, the sales could dilute our stockholders, reduce the trading price of our common stock or impede our ability to raise future capital.
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

The covenants under the 2022 Term Loan Facility also include a requirement to maintain, during the period commencing on May 15, 2023, and ending on August 14, 2024, certain minimum levels of cash in accounts subject to a control agreement in favor of Hercules as agent, which we refer to as Qualified Cash.

Further, starting on August 15, 2024, we will be required to maintain a certain minimum amount of trailing six-month net product revenue from sales of ACP, tested on a quarterly basis. However, this revenue covenant will be waived during periods in which we (x) (i) maintain a market capitalization in excess of $600.0 million and (ii) maintain Qualified Cash in an amount greater than or equal to fifty percent (50%) of the outstanding term loan advances made under the 2022 Term Loan Facility at such time or (y) maintain Qualified Cash in an amount greater than or equal to ninety percent (90%) of the outstanding term loan advances made under the 2022 Term Loan Facility at such time.

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

The COVID-19 pandemic, which is a fluid situation, has adversely affected and may continue to negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. In addition, the pandemic and other macroeconomic events have caused substantial disruptions in the financial markets and economies, which could adversely affect our business and operations.
Since March 2020, the COVID-19 pandemic and measures taken to contain it have affected our business and operations in a number of ways. These include, but are not limited to, the following:
•Clinical Trial Operations. The pandemic has affected how we conduct our clinical trials, including patient recruitment and efforts to support patient visits to our clinical trial sites. Although the pandemic did not materially affect our clinical trials in 2022, we do not know if and how the pandemic may affect the continued progress of our ongoing clinical trials or any future clinical trials we may conduct. For a more detailed discussion of the impact of the COVID-19 pandemic on our clinical trial operations, please see the Risk Factor titled, “The COVID-19 pandemic has affected and may continue to affect the initiation and conduct of our clinical trials, including the retention of patients for our GATHER2 clinical trial and patient recruitment and retention for our STAR clinical trial and the OLE study. It may have long-lasting effects on the conduct of clinical trials, which can make our ongoing and any future trials more difficult, costly or time consuming.”

•Third-Party Collaborators and Vendors. The pandemic has caused many of our third-party contract manufacturers, contract research organizations and other vendors to limit their operations and staff, which resulted in delays to some of our manufacturing and research and development activities. Over the past two years, several of our vendors have been facing backlogs due to work and demands from other clients, including those who were developing vaccines or medicines for the COVID-19 pandemic, which limited their availability to perform work for us. In addition, several of our vendors have experienced high levels of absenteeism due to variants of the virus and as a result scaled back their operations. At this time, we do not know whether there will be further impact on the work of our third-party vendors and collaborators due to the COVID-19 pandemic.
•Supply Chain and Materials. The pandemic has caused shortages, delays and disruptions in the global supply chain, including our contract manufacturers' ability to procure items, such as raw materials, that are essential for the manufacture of our product candidates. For example, the new manufacturer we are working with as a second source of supply for ACP drug substance has experienced issues with procuring a number of raw materials due to supply chain interruptions, which caused several delays to our manufacturing timelines with this manufacturer. We continue to monitor our supply chain closely.
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
The full extent to which the COVID-19 pandemic and other macroeconomic events, including the ongoing military conflict between Russia and Ukraine, will directly or indirectly impact our business, results of operations and financial condition will depend on developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants and subvariants of the virus, the actions taken to contain it or lessen its impact, and the economic impact on local, regional, national and international markets. We may experience additional disruptions to our clinical trials or supply chains, and reduced operations at third-party facilities, such as our clinical trial sites and suppliers, and delays in interactions with regulatory agencies or obtaining approvals for our product candidates. Although the current military conflict between Russia and Ukraine has not materially affected our business or operations, other geopolitical events and public health crises and natural disasters, such as future epidemics or pandemics or those resulting from the effects of climate change, may arise in the future. Any of these events may materially and adversely affect our business operations and financial condition.
Our strategy of obtaining additional rights to products, product candidates or technologies for the treatment of retinal diseases may not be successful. Although we entered into a license agreement with DelSiTech for its sustained release delivery technology, that technology may not be successful and/or we may not be successful in obtaining rights to and developing other sustained release delivery technologies for ACP.
An element of our strategy over the past few years has been to expand our pipeline through in-licensing or acquiring the rights to products, product candidates or technologies that would complement our strategic goals as well as other compelling retina opportunities. Since early 2018, we have completed multiple acquisition, in-license, exclusive option and sponsored research arrangements for product candidates and other technologies intended to treat retinal diseases. For example, in June 2022, we entered into a license agreement, or the DelSiTech License Agreement, with DelSiTech Ltd., or DelSiTech, pursuant to which we obtained a worldwide, exclusive license under specified patent rights and know-how to develop and commercialize new formulations of ACP using DelSiTech’s silica-based sustained release technology for treating diseases of the human eye. We plan to continue to evaluate additional opportunities to in-license or acquire products, product candidates and technologies on a selective and targeted basis, with a focus on potential additional sustained release delivery technologies for ACP that are promising and meet our criteria. We may also continue to consider other alternatives, including mergers, acquisitions, asset purchases or sales and/or other transactions involving our company as a whole or other collaboration transactions, including potential collaboration opportunities for further development and potential commercialization of ACP in one or more territories outside the United States. In December 2022, Opus acquired our rights, title and interests in and to our assets primarily related to our former product candidates IC-100 and IC-200. Our business development efforts may fail to result in our acquiring rights to additional products, product candidates or technologies, or may result in our consummating transactions with which you do not agree.
We may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. For potential sustained release delivery technologies, that process typically involves conducting a feasibility study of ACP formulated with the sustained release delivery technology and analyzing the resulting formulation, which can be time-consuming, costly and uncertain in outcome. If a formulation is promising based on the analytical results, we could then proceed to negotiate a longer term collaboration. For example, we in-licensed DelSiTech’s silica-based sustained release delivery technology after reviewing feasibility results that we believe are promising; however, further testing and studies may undermine our belief. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or technology is lengthy and complex. With respect to potential product candidates or technologies for which we have entered into option agreements, our agreements generally do not have fixed economic or other key terms for definitive agreements, and we may not obtain favorable terms if and when we choose to exercise our option to acquire or in-license any product candidates or technologies.
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
Further, any product candidate that we acquire or in-license would most likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. For potential sustained release delivery technologies with ACP, we expect any promising technologies, including our in-licensed DelSiTech’s silica-based sustained release delivery technology, would require extensive preclinical and clinical testing and investment in manufacturing before any potential approval by the FDA or other regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate would not be shown to be sufficiently safe and effective for approval by regulatory authorities.
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
The FDA issued guidance in March 2022 stating that it would treat co-packaged ophthalmic products, which generally consist of a drug component that provides the primary active pharmaceutical ingredient along with device components such as needles or syringes, as a combination product. We expect that our planned finished form of ACP drug product will be treated by the FDA as a combination product. We do not believe that this guidance has affected our strategy for obtaining FDA approval of ACP for the treatment of GA secondary to AMD.
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

Marketing approval of novel product candidates, for example aptamers such as ACP, manufactured using specialized manufacturing processes, can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to regulatory agencies’ lack of experience with them. We believe that the FDA has only granted marketing approval for one aptamer product to date.
Accordingly, if we or our collaborators experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for such product candidate may be harmed and our ability to generate revenues would be materially impaired.
Our intended regulatory pathway for obtaining marketing approval for ACP for GA is subject to several assumptions, including that we will be able to rely on the results from our GATHER1 and GATHER2 trials. To date, we have not had any formal interactions with the EMA regarding the GATHER1 or GATHER2 results or the contents of an MAA. We may decide to or may be required to collect additional data or conduct additional studies to seek or obtain approval for ACP for the treatment of GA secondary to AMD.
Based on the statistically significant results from our GATHER1 and GATHER2 trials and the safety profile of ACP to date, we believe we have sufficient data from two independent, adequate and well-controlled pivotal clinical trials of ACP in GA secondary to AMD to support an application for marketing approval. This belief is based on the assumption that a reduction in mean rate of GA growth over 12 months, measured by FAF based on readings at three time points: baseline, month 6 and month 12, is a primary endpoint of clinical relevance. The FDA, the EMA or other regulatory authorities may not agree with our view on the results of GATHER1 and GATHER2 and may require us to provide additional data or outcome measures. We may need to conduct additional clinical trials in order to obtain or maintain marketing approval. The FDA, the EMA or other regulatory authorities may also disagree with our conclusion regarding the robustness of the data from the GATHER1 and GATHER2 trials and may conduct their own sensitivity analyses yielding different results. If the GATHER1 and GATHER2 trials are not considered robust, or if regulatory authorities do not accept the study designs of GATHER1 or GATHER2, then in order to seek marketing approval we may need to conduct one or more clinical trials that meet the applicable regulatory requirements in order to obtain marketing approval.
Since receiving the 12-month results from the GATHER1 trial, we have not had any scientific advice or other formal interactions with the EMA or competent national authorities in the European Union or United Kingdom regarding the sufficiency of the GATHER1 and GATHER2 trials and results to support an application for marketing approval. We expect to have interactions with the EMA and MHRA during the first half of 2023 on our planned MAAs for marketing approval of ACP for GA. As we continue to engage with regulatory authorities, including in Europe, we may receive feedback that is not consistent with our expectations, including potential disagreements by the EMA and other regulatory authorities with what we understand are the requirements of the FDA. Regulatory authorities may require us to collect additional data, including additional functional vision data, conduct additional trials or take other actions in order to obtain marketing approval or reimbursement approval, which would require us to revise our development plans in those regions for ACP and delay our expected timelines.
Furthermore, serious adverse events may manifest as we continue to conduct our GATHER2 trial up to 24 months and in the OLE study for patients who completed their month 24 visits in the GATHER2 trial, in our STAR trial or in any other clinical trials we or a potential collaborator may undertake for ACP. When we follow patients for a longer period of time or collect safety data from a greater number of patients, such as with the OLE study, we may observe safety events that we have not previously observed. For a further discussion of the safety risks in our trials, see the risk factor herein entitled “If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates. There are a number of known safety risks associated with our product candidates and currently unknown safety issues may arise during development."
Our ongoing clinical trials and any future clinical trials or other studies for ACP that we or a potential collaborator may undertake may yield inconsistent safety or efficacy results with those we have observed to date or otherwise fail to demonstrate sufficient safety or efficacy to justify further development or to ultimately seek or obtain marketing approval. Any negative results from our ongoing or any future clinical trials or other studies for ACP will likely adversely affect our business and the value of your investment in our company.
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
Even after the FDA agrees to the design, execution, and analysis proposed in a protocol reviewed under the SPA process, the FDA may revoke or alter its agreement if a substantial scientific issue essential to determining the safety or effectiveness of the drug has been identified after the testing has begun. A SPA agreement may also be changed through written agreement between the sponsor and the FDA. A revocation or alteration in our existing SPA could delay or prevent approval of our NDA for ACP. In addition, any significant change to the protocol for a clinical trial subject to a SPA would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. The FDA retains significant discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.
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
In June 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, commonly referred to as “Brexit”. Following protracted negotiations, the UK left the European Union on January 31, 2020, and European Union rules and regulations ceased to apply to the UK starting on January 1, 2021. The Medicines and Healthcare products Regulatory Agency, or the MHRA, is now the sole decision maker for marketing authorizations of pharmaceutical products in the UK, except for Northern Ireland. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the UK the body of European Union law governing medicinal products that pre-existed before the UK’s withdrawal from the European Union. Since the existing regulatory framework for pharmaceutical products in the UK is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime for pharmaceutical products in the UK. As a result of Brexit, we are planning to submit a separate application to the MHRA for marketing approval of ACP in the UK, in addition to the planned MAA for the EMA. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
A fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process. The FDA may withdraw these designations if it believes that they are no longer supported by data from our clinical development program or for other reasons.
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
In April 2020, the FDA granted fast track designation to ACP for the treatment of GA secondary to dry AMD. Even though ACP has received fast track designation, we must continue to follow the requirements of the program in order to maintain the fast track designation, and even if we maintain the designation, we may not ultimately experience a faster development process, review or approval compared to conventional FDA procedures. The FDA's grant of fast track designation to ACP for the treatment of GA secondary to dry AMD does not imply that the FDA will grant fast track designation to ACP for another indication, or that the FDA will grant fast track designation for any of our other product candidates, if we choose to apply for fast track designation.
In February 2023, we also received a priority review designation from FDA for the use of ACP for the treatment of GA secondary to dry AMD. We may seek a priority review designation for one or more of our other product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meet the criteria for priority review, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of priority review for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and such designation does not assure ultimate approval of the product by the FDA. In addition, even if one or more of our product candidates qualifies for priority review, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
A breakthrough therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates would receive marketing approval.
In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In November 2022, the FDA granted breakthrough therapy designation for ACP. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to help design the clinical trials in an efficient manner.
Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead decide not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not ensure ultimate approval by the FDA. In addition, the FDA may later decide that the products no longer meet the conditions for qualification or that the time period for FDA review or approval will not be shortened.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business.
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
Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our products are approved, even if we still have patent protection for such products. The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for such product in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable regulatory exclusivity period, even if we still have patent protection for our product.
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
We do not have internal manufacturing facilities and use or plan to use outside contract manufacturers to manufacture ACP, IC-500 and any other product candidates that we may acquire or in-license. The manufacturing processes for our product candidates are technically complex. Problems with developing, executing or scaling up the manufacturing process could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or delays to our programs. We may encounter problems achieving adequate quantities and quality of clinical-grade or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
The manufacturing processes and the facilities of our third-party manufacturers are subject to inspection and approval by the FDA and other regulatory authorities, referred to as a pre-approval inspection, before we can commence the commercial sale of any approved product candidate, and thereafter on an ongoing basis. None of our third-party manufacturers have undergone a pre-approval inspection by the FDA for ACP or any of our other product candidates. Failure by us or our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in delays in the approval of our applications for marketing approval, as well as regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. If any of our third-party manufacturers are found to have delayed, denied, limited or refused a drug inspection, our drug substance or drug product could be deemed adulterated. Based on the severity of the regulatory action, our clinical or commercial supply of drug substance or drug product could be interrupted or limited, which could have a material adverse effect on our business.
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
As we plan for the potential commercialization of ACP, we and our third-party manufacturers will need to complete several activities to ensure the continued supply of drug substance and drug product to support the future commercial supply of ACP. Any delay or failure in completing these activities could cause delays in its potential approval or could result in inadequate clinical or commercial product supply.
In order to obtain and maintain regulatory approval for ACP, our third-party manufacturers will be required to produce ACP drug substance with consistent quality and to execute fill/finish services on a repeated basis and document their ability to do so. In order for us to successfully commercialize ACP, if approved, our manufacturers also need to be able to produce quantities at a commercial scale. If our third-party manufacturers are unable to satisfy these requirements, our business would be materially and adversely affected.
We are working with our historical contract manufacturer Agilent to scale up and supply ACP drug substance for commercial use. Although Agilent has produced multiple batches at a larger scale, Agilent may not be successful in validating the manufacturing process for producing ACP drug substance at a larger scale. In parallel, we are working with a new contract manufacturer with the goal of assessing whether this manufacturer can produce ACP drug substance at adequate scale for commercial use. We experienced issues during technology transfer of the existing manufacturing process to the new manufacturer, which resulted in delays to our timelines with this manufacturer. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of ACP drug substance upon launch, if approved, and the new manufacturer as a second source of supply of ACP drug substance.
We are working with our historical manufacturer Ajinomoto for fill/finish and supply of ACP drug product with a new vial for commercial use. While we believe Ajinomoto has the capacity to supply us with ACP drug product with the new vial for our expected commercial supply needs upon launch, if Ajinomoto is unable to provide us and/or a potential collaborator with ACP drug product for potential commercial use, we will need to use alternative suppliers, which may increase our costs and delay our timelines. We are continuing discussions with Ajinomoto for long-term supply of ACP drug product and are assessing additional suppliers of ACP drug product.
In order to obtain regulatory approval for ACP, we expect we will need to demonstrate that the drug substance produced through the scaled up process, together with the finished drug product in the container closure system to be used commercially, are comparable to the drug substance and drug product we are currently using in our clinical trials. Under applicable regulatory guidance, comparability can be established through analytical, nonclinical or clinical data. Although we believe our plans and data to demonstrate comparability are sufficient for the FDA and potentially other health authorities, the FDA or other health authorities may disagree and require comparability data beyond what our plans currently provide for, which could impact our timelines to obtain regulatory approval for ACP.
We are continuing discussions with our supplier regarding a long-term supply agreement for the PEG starting material used to make ACP drug substance. However, we may not be able to agree to terms or may need to agree to unfavorable terms in order to secure adequate supply. While we believe this supplier has the capacity to supply us with the PEG at the scale that we will need for commercial manufacturing, if this supplier is unable to supply us the PEG in line with our expectations, we believe there are a limited number of alternative suppliers for this important starting material, and if we need to use those suppliers, it could increase our costs and delay our manufacturing plans for ACP.
Each of these activities is costly, time-consuming and uncertain in outcome. We may not be able to successfully validate the scaled up process for manufacturing ACP drug substance, or we may need to manufacture at a larger scale for our future commercial needs, demonstrate comparability of ACP drug substance manufactured through the scaled up process or comparability of the drug product in the container closure system to be used commercially, in each case, with the ACP previously used in our clinical trials, or establish the long-term stability of the ACP drug product stored in the new vial container. The new manufacturers we have engaged or may engage in the future have not had previous experience with ACP and there may be additional issues with technology transfer. We may need to perform additional work beyond what we currently plan to establish manufacturing and analytical capabilities sufficient to obtain regulatory approval of our manufacturing process for ACP and to support potential commercial operations. In addition, we may not be able to secure adequate supply of ACP drug substance, including the PEG starting material used to make ACP drug substance, ACP drug product and finished goods for our future needs, including to support potential commercial launch, and we may need to secure alternative contract manufacturers or suppliers sooner than we currently expect. If any of the foregoing events occur, it could result in delays or increased costs to support our future development and commercialization of ACP.
Some of the standards of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which establishes basic guidelines and standards for drug development in the United States, the European Union, Japan and certain other countries, do not apply to oligonucleotides, including aptamers. As a result, there are limited established generally accepted manufacturing or quality standards for the production of oligonucleotides such as ACP.
We are continuing to establish manufacturing capabilities for IC-500. We are conducting additional formulation optimization activities.
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
A number of factors common to the manufacturing of biologics and drugs could also cause production or quality issues for gene therapies, including raw material or starting material variability in terms of quality, consistency in cell growth, productivity or cell line stability issues, product and process impurities, material shortages of any kind, shipping, distribution, storage and supply chain failures, cell culture contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, epidemics and pandemics, or acts of god that are beyond our or our contract manufacturer's control. It is often the case that early stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates. Although we were successful in releasing cGMP batches of our former product candidates IC-100 and IC-200 produced by a CDMO, we have not yet conducted any manufacturing activities, including process development, for any of our minigene research programs.
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

Our business strategy is focused on developing transformative therapies for retinal diseases, including GA, intermediate AMD and a number of orphan inherited retinal diseases. There are multiple companies pursuing the development of therapeutics targeting the complement pathway for age-related retinal diseases. Some of them have better name recognition, more resources and a longer history of developing therapies than we do. Competition in this field is intense and especially for many inherited retinal diseases, there is a limited number of potential patients. If any of our competitors obtains FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, our competitors could establish a strong market position before we are able to enter the relevant market, which may limit the commercial opportunity for our product candidates. For example, Apellis's complement protein C3 inhibitor product, pegcetacoplan, was approved by the FDA in February 2023 for the treatment of GA secondary of AMD.

Our commercial opportunity could also be reduced or eliminated if one or more of our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient to use or are less expensive than our product candidates. For example, the method of administration of ACP, intravitreal injection, is commonly used to administer ophthalmic drugs for the treatment of severe diseases and is generally accepted by patients facing the prospect of severe visual loss or blindness. A therapy that offers a less invasive or less frequent method of administration, however, might have a competitive advantage over one administered by monthly intravitreal injections, depending on the relative safety of the other method of administration. Our competitors may also be pursuing similar lifecycle management programs, such as sustained release delivery technologies. Furthermore, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of less expensive or more convenient products.

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
Based on publicly available information, we are aware of the following competitive products and programs. Other competitive programs may exist of which we are not aware.
Competitive considerations for GA or dry AMD:
•In February 2023, the FDA approved Apellis Pharmaceuticals, Inc., or Apellis’s, pegylated, synthetic peptide targeting complement protein C3, pegcetacoplan, for the treatment of GA secondary to AMD. This product has a dosing regimen of once every 25 to 60 days. In December 2022, Apellis submitted an MAA to the EMA. Apellis announced that the EMA had validated their MAA and the application was under review, with a decision expected in early 2024.
•We are aware that LumiThera, Inc. has a medical device using its LT-300 light delivery system, which is approved in the European Union for the treatment of dry AMD. In addition, there are a number of products in preclinical and clinical development by third parties to treat GA or dry AMD. In general, these product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include complement system and inflammation suppression, visual cycle modulators, antioxidants and neuroprotectants, cell and gene therapies and vascular perfusion enhancers. We are aware that AstraZeneca PLC (which acquired Alexion Pharmaceuticals, Inc. in 2021), Akari Therapeutics, Plc, Annexon Inc., Apellis, Applied Genetic Technologies Corporation, or AGTC, Biogen Inc., Gemini Therapeutics, Inc. (which merged with Disc Medicine, Inc.), Gyroscope Therapeutics (which was acquired by Novartis AG), IONIS Pharmaceuticals, Inc. (in collaboration with Roche AG), Janssen Pharmaceuticals Inc. (which acquired its program through the acquisition of Hemera Biosciences, LLC), Kanaph Therapeutics Inc, NGM Biopharmaceuticals Inc. and Novartis AG each have complement inhibitors in development for GA or dry AMD, including, in the cases of Gyroscope Therapeutics and Janssen Pharmaceuticals, complement inhibitor gene therapies and in the cases of AGTC and Gemini Therapeutics, research programs on complement factor H gene therapy. We believe that the most advanced of these programs is Apellis's, as described above. Moreover, we are aware that several other companies, including Allegro Ophthalmics, LLC, Alkeus Pharmaceuticals Inc., Astellas Pharma Inc., Aviceda Therapeutics, Boehringer Ingelheim, Lineage Cell Therapeutics, Inc. (which was acquired by Roche AG), Ocugen, Inc., ONL Therapeutics, Inc., Regenerative Patch Technologies, Roche AG, Stealth BioTherapeutics Corp. and Visus Therapeutics, are pursuing development programs for the treatment GA or dry AMD using different mechanisms of action outside of the complement system, including Genentech, Inc. (an affiliate of Roche AG) and Gemini Therapeutics, which are pursuing HtrA1 inhibition as a mechanism of action. We believe that the most advanced HtrA1 inhibitor program in development was Genentech's monoclonal antibody HtrA1 inhibitor, which was being studied in a Phase 2 clinical trial until it was discontinued in October 2022.
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
Competitive considerations for LCA10:

•We are aware that Editas Medicine, Inc. has a gene editing program for LCA10, for which a Phase 1/2 clinical trial is ongoing, ProQR is developing an RNA-based therapeutic for LCA10 that is currently in Phase 2/3 development, Generation Bio Co. has a preclinical program that utilizes close ended DNA technology to target LCA10 and Oxford Biomedica plc is developing a lentiviral gene therapy program for LCA10 that is in preclinical development. In addition, several academic institutions have preclinical programs in LCA10.

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

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing ACP or any of our other product candidates, if and when any such product candidate is approved. We may encounter difficulties hiring and effectively deploying a sales force.

As a company, we have no experience in the sale, marketing or distribution of pharmaceutical products. We continue to hire commercialization personnel, including field-based sales personnel, and planning and are setting up a sales, marketing and distribution infrastructure. Our commercial strategy for ACP and any other product candidates that may obtain approval, including whether to retain commercial rights and market and sell the product candidate ourselves or to utilize collaboration, distribution or other marketing arrangements with third parties, will be determined based on a variety of factors, including the size and nature of the patient population, the disease area, the particular indications for which the product is approved, the territories in which the product may be marketed and the commercial potential for such product candidate. In addition, our commercial strategy would vary depending on whether the disease is typically treated by general ophthalmology practitioners or specialists, such as retinal specialists, and the likely degree of acceptance of our product candidate by the relevant physicians in various markets. At this time, we are planning to sell, market and distribute ACP, if approved for GA, in the United States ourselves.

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

If we are unable to build internal sales, marketing and distribution capabilities, then we would need to outsource to third parties, which carries its own risks. If we do not or are unable to establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we would not be successful in commercializing our product candidates, if approved.

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

The degree of market acceptance of any product candidate that we are developing or we may develop, if approved for commercial sale, will depend on a number of factors, including:

•efficacy and potential advantages compared to alternative treatments, including other approved products on the market and/or the existing standard of care;

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

•prevalence and severity of any side effects or perceived safety concerns, such as CNV; and

•whether competing products or other alternatives are more convenient or easier to administer, including alternatives that offer a less frequent dosing regimen than monthly intravitreal injections, in the case of ACP, come to market. For example, Apellis's pegcetacoplan was approved with a dosing regimen of every 25 to 60 days, which physicians and patients may view as more convenient than a potential monthly dosing regimen for ACP, if approved.

Our development program for ACP in GA uses an anatomical primary endpoint, the mean rate of growth (slope) estimated based on GA area over 12 months. We believe that this efficacy assessment is most likely to demonstrate clinical relevance for an investigational product across a heterogeneous GA patient population. Patients, physicians and payors may not recognize the value of, and we may not obtain marketing or reimbursement approval in certain jurisdictions outside the United States for, ACP based on the anatomical data we expect would be included in the label for ACP, if approved. To date we have limited functional vision data from the GATHER1 and GATHER2 trials, and the data we have is from a post hoc exploratory analysis. If approved, we may not be able to include the limited functional data we have generated to date in the label for ACP, and we may not be able to use such data for promotional purposes.

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

There are a variety of factors that could contribute to the actual number of patients who receive an approved therapy being less than our estimates of the potential addressable market. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as GA, likely will diminish the therapeutic benefit conferred by a new drug product due to irreversible cell death. If the number of patients that may benefit from the treatments we are seeking to develop is lower than we expect, our business, financial condition, results of operations and prospects may be adversely affected.

Even if we are able to commercialize any of the product candidates that we may develop, the product may become subject to unfavorable pricing regulations, pricing dynamics, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Health care reform, including increasing scrutiny of drug prices, is an issue of intense political focus, particularly in the United States. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals or in ways that could alter the mechanism by which pharmaceutical prices are negotiated or otherwise determined. Many countries outside the United States require approval of the sale price of a drug before it can be marketed, and to apply for and obtain such an approval in certain countries, we or a commercialization partner may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control or negotiation even after initial approval is granted. In particular for ACP in GA and for many countries in Europe, we may need to demonstrate a relative benefit in functional vision in order to obtain reimbursement approval, although our clinical trials, which use an anatomic endpoint as the primary efficacy endpoint, are not designed to demonstrate a functional benefit with statistical significance. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or any commercialization partner’s commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval and are widely accepted and prescribed or used by physicians.

In addition, even in countries where pharmaceuticals are not subject to strict pricing regulations through a governmental review and approval process, we may nonetheless face an unfavorable pricing environment as a result of political pressure or market dynamics. The perceived high cost for pharmaceutical products to treat orphan diseases, where manufacturers seek to recoup development costs and earn a profit for a therapy intended to treat a relatively small patient population, may attract increased political and public scrutiny, as seen recently with a number of gene therapies that entered the market. Moreover, if we obtain marketing approval for a product candidate, such as ACP, in more than one indication, including, for example in an orphan indication such as STGD1 and a non-orphan indication such as GA, such a product candidate likely would only be sold at one price in any given country, regardless of the indications for which it is prescribed. This dynamic may result in our charging a price that does not generate profits in each indication for which the product is approved.

Our ability and the ability of any commercialization partner to commercialize a product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors, particularly Medicare, have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and encouraging the substitution of lower cost or generic products. Pricing pressures experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Biden Administration, the U.S. Congress and many states. See later in the Risk Factors section for a discussion of the expected impact of the Inflation Reduction Act and other drug pricing developments. We expect that ACP, if approved for GA, would be reimbursed in large part by Medicare Part B and therefore, these cost containment measures will likely affect our pricing and reimbursement strategies.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent, which could delay physicians' use of our products. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States, which many members of the U.S. Congress expressed an interest in pursuing. In September 2020, HHS issued a rule permitting limited importation of drugs from Canada. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our and any commercialization partner’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our financial condition, or our ability to raise capital needed to commercialize products.

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
Before obtaining approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, we must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. Drug research, including the gene therapy research we are pursuing, may never yield a product candidate for preclinical or clinical development. Early stage and later stage research experiments and preclinical studies, including the feasibility studies and analytical testing we are performing for potential sustained release delivery technologies for ACP and the preclinical studies we are conducting and planning to conduct for IC-500, may fail at any point or produce unacceptable or inconclusive results for any number of reasons, and even if completed, may be time-consuming and expensive. As a result of these risks, a potentially promising product candidate may never be tested in humans.
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

•the supply or quality of our product candidates or other materials necessary to conduct preclinical development and clinical trials of our product candidates may be insufficient or we may face delays in the manufacture and supply of our product candidates for any number of reasons, including as a result of interruptions in our supply chain, including in relation to the procurement or quality of starting materials, such as the polyethylene glycol, or PEG, used for the manufacture of ACP, and issues with the packaging, distribution, storage and import/export of materials and products;

•we or our contract research organizations may be unable to complete necessary analytical method development or qualification for testing our product candidates;

•we may not be able to successfully scale up or validate a manufacturing process for one or more of our product candidates, including the manufacturing process for ACP, and may need to rely on second source suppliers for adequate supply of drug substance and/or drug product in line with our needs and expectations;

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

•as there are no therapies approved for GA in the European Union or for Stargardt's disease, LCA10 or Usher's syndrome in either the United States or the European Union, the regulatory pathway for product candidates in those indications, including the selection of efficacy endpoints and their clinical meaningfulness, is subject to review and acceptance by various regulatory authorities;

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

Our development of ACP is based on a novel mechanism of action that is unproven in GA and STGD1 and poses a number of scientific and other risks, and we may not be successful in developing ACP in the indications we are pursuing or in any other indication we may choose to pursue.

We are currently targeting GA associated with various stages of AMD including intermediate AMD and STGD1 with ACP. The causes of AMD are not completely understood. In addition to advanced age, there are environmental and genetic risk factors that contribute to the development of AMD including ocular pigmentation, dietary factors, a positive family history for AMD, high blood pressure and smoking. Although there is nonclinical scientific literature supporting the potential use of complement system inhibitors for the treatment of STGD1, we have not yet completed a clinical trial assessing ACP for the treatment of STGD1 and do not have any unmasked data regarding the efficacy of ACP in this indication. As a result, this approach may not prove successful.

ACP is designed to inhibit complement protein C5. There are no FDA or EMA approved products that utilize C5 inhibition as a mechanism of action to treat GA or STGD1. Although Apellis's complement protein C3 inhibitor was recently approved by the FDA for the treatment of GA, there have been other investigational products using complement inhibition as a mechanism of action for the treatment of GA, including inhibition of C5, that ultimately proved to be unsuccessful.

Our plans to pursue ACP in intermediate AMD are based on results from post-hoc analyses of data from our GATHER1 trial, as well as the GATHER1 and GATHER2 clinical trial data included in our NDA. Although there is scientific literature to support the potential use of complement system inhibitors for the treatment of intermediate AMD, we have not yet conducted, and currently do not plan to conduct, a clinical trial evaluating ACP in patients with earlier stages of AMD. Intermediate AMD is a developing field of study whose patient population continues to be defined by the medical community. We are continuing discussions with the FDA on using the GATHER1 and GATHER2 clinical trial data included in the current NDA submission to support treatment of GA associated with earlier stage disease, including in patients with intermediate

AMD. We may also decide to pursue clinical development of ACP for other indications, including those we previously studied such as wet AMD and IPCV. Similar to GA and STGD1, ACP, and the use of C5 inhibition, are unproven in those indications and we may not be successful in our efforts to develop ACP for those indications.

The GATHER2 trial may yield 24-month results that are different from the positive 12-month results we observed or the results from the GATHER1 trial. Additionally, the OLE study may yield safety results that are different from the safety data we have to date for ACP.

The positive 12-month results we observed from the GATHER2 trial may not be consistent with the 24-month results of this trial. In accordance with the GATHER2 trial protocol, we will continue to treat and follow patients through the 24-month time point to collect additional data. These data may indicate an unexpected or unknown safety issue, including increased incidence of CNV, or may indicate a different efficacy profile for ACP during the period between month 12 and month 24. After month 24, we expect to receive and analyze individual patient data on an unmasked basis following completion of the trial by all patients. We expect that the unmasked individual patient data will provide us a better understanding of the results and the variables affecting the results, although it may indicate that our initial conclusions were not well founded due to inconsistencies, data entry errors or because of unknown variables or patient sub-groups that could potentially be driving the results in either the ACP 2 mg group or the sham control group. Additionally, patients may drop out from the trial or miss visits between month 12 and month 24 in a greater number than we expect, which could also hamper our ability to draw conclusions from the 24-month data. If the month 24 results are inconsistent with the month 12 results, it may affect our ability to commercialize ACP for GA, or to obtain marketing approval or reimbursement approval for ACP in certain jurisdictions outside the United States.

Additionally, for our GATHER2 trial, we have re-randomized the patients in the monthly ACP 2 mg treatment arm at 12 months and are evaluating dosing ACP 2 mg every other month, a dosing regimen which we have not previously studied, in half of those patients during the second 12 months of the trial. The GATHER2 trial, however, is not designed to assess any differences we observe between these treatment groups at 24 months with statistical significance and the label we would seek for ACP in GA will be based on the primary endpoint at 12 months and in all likelihood provide for monthly administration of ACP.

We are conducting the GATHER2 trial at many clinical trial sites and in many countries that were not included in the GATHER1 trial.  The introduction of new sites, as well as the resulting different patient demographics, have resulted in additional variability in the conduct of the trial and variability of patient outcomes. For example, although we observed a 14.3% reduction in the mean rate of growth (slope) in GA area between the ACP 2 mg group and sham control group at 12 months across the entire trial using the primary analysis, in a post-hoc analysis of U.S. only patients, we observed a 25.5% reduction. We may encounter additional variations as we continue to analyze the data.

Unlike the GATHER1 or GATHER2 trials, all patients participating in the OLE study will receive monthly doses of ACP 2 mg, regardless of the treatment arm (ACP or sham procedure) that they were randomized to in GATHER2. The safety results from the OLE study may be different from the safety results we have to date for ACP.

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

We observed an increase in the number of investigator-reported cases of CNV in the ACP treatment groups in the completed GATHER1 trial as compared to the sham control groups. In the ongoing GATHER2 trial, we have observed a higher rate of CNV cases in the ACP 2 mg treatment group as compared to the sham control group at 12 months. We have no unmasked data regarding the safety, tolerability or efficacy of ACP administered for the treatment of STGD1. We have no human data regarding IC-500.

Although we view the rate of CNV incidence in the ACP treatment groups, as compared to the corresponding sham control groups, as acceptable and within the range observed in other clinical trials of complement inhibitors in development for

GA, the FDA, EMA, other regulatory authorities, treating physicians or patients may not agree, concluding that ACP may increase the risk of patients developing CNV to an unacceptable degree. Moreover, our clinical trials for ACP involve multiple intravitreal injections over an extended period of time and, as such, may involve risks involved with multiple and chronic intravitreal injections. For these reasons, there may be, among others, an increase in the rates of intraocular infections, or endophthalmitis, intraocular pressure, glaucoma, retinal tears, cataracts, retinal detachment, intraocular inflammation, retinal and/or choroidal circulation compromise, or hospitalizations in patients who receive ACP. Although we have observed no events of endophthalmitis, no intraocular inflammation events, no events of vasculitis and no ischemic optic neuropathy events through month 12 in GATHER2, these events may occur in the second half of the trial or in the OLE study. An unforeseen or unexpected safety event, or any safety finding that is inconsistent with our prior experience with ACP, from any of our clinical trials for ACP, including from the GATHER2 trial during which we will follow patients and collect safety data over 24 months or the OLE study during which we will follow patients and collect safety data for up to an additional 18 months, may impact the long-term viability of ACP as a potential treatment for GA, STGD1 or any other indication for which we may seek to develop ACP.

As HtrA1 inhibition is a novel treatment approach for treating ocular disease, this treatment approach may present potentially unknown safety risks when tested in clinical trials that could not have been anticipated based on preclinical studies. In addition, we intend to administer IC-500 by intravitreal injection, which poses the same safety risks outlined above with respect to intravitreal injections of ACP.

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

We have no unmasked clinical data regarding the safety and efficacy of ACP as a treatment of STGD1. The dropout rate or patients with missing visits may reduce the number of patients from whom we can collect and analyze data from STAR. We may not be able to recruit additional patients for this trial in line with our expectations.

We have no unmasked clinical data regarding the safety and efficacy of ACP as a treatment for STGD1. As STGD1 is an orphan indication, to our knowledge there is only very limited natural history data currently available regarding the variability of our planned primary efficacy endpoint in the STGD1 patient population we enrolled in this trial. Moreover, because Stargardt disease, like GA, is a degenerative disease, and in many cases, the rate of degeneration is slow, and because we are seeking to slow the progression of degeneration with ACP, and not necessarily to reverse prior degeneration or restore visual function, patients participating in our STAR trial, who are generally younger and may experience vision loss that is more subtle than patients with GA or other forms of AMD, may not perceive a benefit from enrolling or continuing to participate and therefore may drop out of this trial or miss scheduled visits and treatments. Although we and the investigators and their staffs take efforts to encourage continued patient participation, the dropout rate may exceed our expectations. A higher than expected dropout rate would reduce the number of patients from whom data is available for analyzing the primary endpoint for this trial. Given the information above, our STAR trial could be underpowered to demonstrate a potential clinical benefit for ACP in STGD1 with statistical significance.

We have decided to enroll approximately 25 additional patients in this trial, with the goal of enrolling a total of approximately 120 patients. This change to the trial has increased the costs associated with this trial and has delayed the timelines for receipt of data from this trial. We believe an expanded trial could allow us to collect additional data regarding the effect of ACP on STGD1 patients and help us mitigate the risks from additional patient dropouts and missed visits; however, these expectations may prove to be incorrect. Patient recruitment may take longer or cost more than we would expect.

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

Our GATHER2 and STAR trials and the OLE study involve sites located across the United States and in many countries outside the United States. In early 2020, we made a number of operational changes to our clinical trials as a result of the COVID-19 pandemic, its effects on current and prospective participating patients, and various governmental and other measures in response to the pandemic. As the COVID-19 pandemic evolves, we may make further changes to how we conduct our ongoing and any future clinical trials.

Patient enrollment, missed patient visits and patient retention remain key risks for our clinical trials. Due to the COVID-19 pandemic, we delayed the initiation of patient enrollment for the GATHER2 trial from March 2020 to June 2020. We are continuing to enroll patients in the STAR trial and the OLE study, where we may choose to or be required to slow down or stop patient enrollment in certain geographies due to the COVID-19 pandemic and any governmental measures taken in response. Patients, in turn, may be reluctant to enroll in clinical trials or to maintain their scheduled visits and treatments once enrolled due to their reluctance to visit clinical trial sites for fear of potential exposure to COVID-19 or ongoing restrictive measures requiring social distancing or limiting travel. These concerns may particularly apply to GA patients, many of whom are elderly and therefore at a higher risk for COVID-19 and other diseases than the general population.

For patients who are enrolled in our trials, the COVID-19 pandemic may cause them to miss study visits or drop out in greater numbers than expected, which could affect our ability to complete our trials and obtain data in accordance with our expectations. Compared to the generally elderly patients in our GATHER2 and OLE trials, the patients in the STAR trial are generally younger and have work and family commitments, which may cause them to miss more visits or drop out in greater numbers. In addition to the risks posed by increased patient dropouts, if patients miss scheduled visits in greater numbers as a result of the pandemic, especially if a patient misses consecutive visits, it may affect our ability to draw meaningful conclusions from the clinical data. We are aware that a number of patients initially enrolled in the STAR trial missed consecutive visits during the early months of the COVID-19 pandemic and that a number of patients in our Latin America sites for GATHER2 missed visits because of the COVID-19 pandemic. Although we have not experienced any material impacts on our clinical trials from the COVID-19 pandemic in 2022, we do not know yet whether the number of missed visits will increase in any of these trials, and whether and to what extent missed visits may impact patient retention in these trials or the results of the trials, especially since we are masked to the data until the conclusion of the trials. The duration of the GATHER2 and STAR trials, and of the OLE study, at 24 months, 18 months and 18 months, respectively, plus time for recruiting patients, makes them more likely to be affected by any subsequent waves of the COVID-19 pandemic.

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

IC-500, our selected product candidate from our HtrA1 inhibitor program, is in preclinical development. There are no FDA or EMA approved products that utilize HtrA1 inhibition as a mechanism of action for treating ophthalmic diseases, including GA and other age-related retinal diseases for which we may develop IC-500, and this mechanism of action may not prove safe and effective for these diseases. Although we are aware that a few other companies are pursuing HtrA1 inhibition as a strategy for treating retinal diseases, to date, there is limited published clinical data regarding the safety and efficacy of HtrA1 inhibition in the target patient population. We are also aware that Genentech was conducting a Phase 2 clinical trial for its monoclonal antibody HtrA1 inhibitor but discontinued that trial in October 2022. We made the decision to acquire our HtrA1 inhibitors program in 2018 based on our interpretation of the scientific literature and rationale for this potential target that suggest an association between HtrA1 and the risk for AMD, as well as a limited set of preclinical data generated by Inception 4 prior to the acquisition. Even though genetic and histologic findings correlate HtrA1 with AMD, the development and progression of AMD may not be affected by HtrA1 or may be more strongly affected by other genes. Our hypothesis that targeting inhibition of HtrA1 may be a safe and effective method of treating AMD may ultimately be incorrect, which would likely adversely affect the value of IC-500 and its continued development.

To our knowledge, there are no suitable animal models for GA or dry AMD. This absence of a suitable animal model makes designing a proof of concept study to assess the preclinical efficacy of IC-500 difficult. To date, we have only generated limited preclinical data of IC-500 in animal studies and we are conducting and planning additional preclinical studies, which ultimately may fail to produce favorable results. In addition, we have not had any formal or informal interactions with the FDA or other regulatory authorities regarding our development plans for IC-500. We do not know whether the FDA or other regulatory authorities will accept any preclinical proof of concept study we may propose, or other aspects of our development plans for IC-500. The FDA may require us to change our plans or conduct additional studies, which would increase our costs and delay our timelines.

Gene therapy is an emerging field of drug development that poses many scientific and other risks. Our limited experience with gene therapy and the limited patient populations for our gene therapy programs may limit our ability to be successful or may delay our development efforts.

Gene therapy is an emerging field of drug development with only a small number of gene replacement therapies having received FDA approval to date. Our gene therapy research and development programs, which we decided to undertake based on a review of a limited set of preclinical data, are still at an early stage. Even with promising preclinical data, there remains several areas of drug development risk, including translational science, manufacturing processes and materials, safety concerns, regulatory pathway and clinical trial design and execution, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, gene therapies. For example, we observed inconclusive data across the two preclinical toxicology studies we conducted for our former product candidate IC-100, which caused us to evaluate our development options for this product candidate. Furthermore, the medical community's understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community's views on what therapies and approaches are most effective for addressing certain diseases.

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

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of and for providing starting materials for our product candidates for preclinical development activities and clinical trials and expect to continue to do so in the future, including to support potential commercialization of ACP. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or product candidates of sufficient quality, which could delay, prevent or impair our development or commercialization efforts.

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

We have historically relied on, and purchased on a purchase order basis from, a single third-party manufacturer, Agilent, to provide ACP drug substance. We are working with Agilent and a new manufacturer to conduct scale up and validation activities for ACP drug substance. Subject to successful completion of scale up and validation activities, we currently plan to use Agilent as the primary source of supply of ACP drug substance upon launch, if approved, and the new manufacturer as a second source of supply of ACP drug substance. We are continuing discussions with Agilent for long-term supply of ACP drug substance. We have also historically relied on a single third-party manufacturer, Ajinomoto, for ACP drug product. We plan to rely on Ajinomoto for supply of ACP drug product using the new vial for commercial supply upon launch, if approved. We are continuing discussions with Ajinomoto for long-term supply of ACP drug product and exploring additional suppliers of ACP drug product. We purchase the PEG starting material on a purchase order basis from a single third-party supplier. We are continuing discussions with this supplier for a long-term supply agreement for the PEG starting material. We also engaged a manufacturer to package ACP drug product and produce finished goods for potential commercial distribution. For these and any other manufacturers with which we do not have any contractual commitments for supply, the pricing and other terms for supply may vary, even substantially, over time and could adversely affect our financial results and operations.

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

As a result of the COVID-19 pandemic, our third-party contract manufacturers and many sole-source suppliers initially limited their operations by reducing the number of staff on site and instituting restrictions on visitors. These changes affected how we work with our manufacturers and resulted in minor delays to the progress of our manufacturing activities. Additionally, shortages and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt the ability of our contract manufacturers to procure items, such raw materials, which are essential for the manufacture of our product candidates. Over the past two years, disruptions in the global supply chain for various materials, due to the effects of the COVID-19 pandemic and other macro-economic events, have caused order backlogs or shortages. For example, the new manufacturer we are working with as a second source of supply for ACP drug substance has experienced issues with procuring a number of raw materials due to supply chain interruptions, which caused several delays to our manufacturing timelines with this manufacturer. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials or the OLE study and we do not believe our overall timelines for ACP have been materially impacted as a result of supply chain issues affecting our contract manufacturers. We continue to monitor our supply chain closely.

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

We plan to rely on third-party commercial distribution and other commercial services vendors to assist us with the development and implementation of our commercial value chain and related services for the potential commercialization of ACP, if approved, and those third parties may not perform satisfactorily, including lacking adequate workforce and capacity for storage and distribution.

We plan to rely on third parties, such as commercial packaging and warehousing providers, third party logistics providers, or 3PLs, specialty distributors and specialty pharmacies, for the storage and commercial distribution of ACP, if approved. We also plan to rely on third party access and reimbursement providers to support patient access and provider reimbursement programs for ACP, if approved. Those third parties may have different business priorities and may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, our commercial value chain could be adversely affected and our commercialization efforts could be delayed.

The COVID-19 pandemic has resulted in persistent global supply chain challenges and logistics backlogs for many industries. Our selected commercial service providers may experience worker shortages, distribution backlogs or other issues that could disrupt our ability to meet product demand. Any performance failure on the part of these third parties could delay commercialization of ACP, if approved, and adversely affect our results of operations.

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

The COVID-19 pandemic has affected the work of our outside vendors and collaborators. For example, during 2020 UMMS suspended researcher access to their laboratories and the conduct of certain animal studies and reduced the number of staff in its animal medicine department, which delayed our timelines for our miniCEP290 and miniUSH2A sponsored research programs. Shortages and governmental restrictions arising from the COVID-19 pandemic may also disrupt the ability of our clinical trial sites and other contract research organizations to procure items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials, including personal protective equipment for site staff, or animals that are used for preclinical studies. For example, there have been shortages of various animals used in research studies, such as several types of monkeys, which are typically sourced from China, due to the COVID-19 pandemic and disruptions to the global supply chain. Since 2021, several of our vendors have been facing backlogs due to work and demands from other clients, including those who are developing vaccines or medicines for the COVID-19 pandemic, which has limited their availability to perform work for us. There is no guarantee that the COVID-19 pandemic will not further impact our third-party vendors, which could have a material impact on our research and development programs.

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

We plan to seek a collaborator for the further development and potential commercialization of ACP in one or more territories outside the United States. If we are not able to establish collaborations for ACP or for any of our other development programs, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates is likely to require substantial additional cash to fund expenses and the hiring of additional qualified personnel. In addition, the development or commercialization of a product candidate in markets outside of the United States requires regulatory expertise and commercial capabilities that are specific to the local market. A number of countries require sponsors to perform a clinical trial in the local jurisdiction or with patients similar to the demographics of the local population as a condition to approving the drug. For some of our product candidates, we may seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we plan to seek a collaborator for the further development and potential commercialization of ACP in one or more territories outside the United States.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials and other data we have generated for the product candidate, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, any patent or other forms of exclusivity for such product candidate and the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, the ability to obtain governmental approval for the collaboration, if necessary, and industry and market conditions generally. For a potential collaborator for a sustained release delivery technology for ACP, those factors may include an assessment of the technical feasibility of the technology using the data we and the potential collaborator have generated, which may be preliminary and limited. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among pharmaceutical and biotechnology companies over the past decade that have resulted in a reduced number of potential future collaborators and this trend is likely to continue.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop those product candidates or bring them to market and generate product revenue in line with our expectations. For ACP, if we choose to and are unable to find a collaborator for potential commercialization outside the United States, we likely will need to raise additional capital, hire additional personnel and undertake the effort ourselves, any of which may be unsuccessful. In addition, although we currently intend to commercialize ACP in the United States ourselves, if approved, as part of the process for finding a collaborator for potential commercialization in one or more territories outside the United States, we may choose to grant a potential collaborator co-commercialization or co-promotion rights in the United States.

If we enter into collaborations with third parties for the development or commercialization of our product candidates, any such collaborations will carry numerous risks. If any of our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop or commercialize our product candidates, either in the United States, or in markets outside the United States. We also may seek third-party collaborators for development and commercialization of other product candidates we may develop, including sustained release delivery technologies for ACP. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any arrangements with third parties, we would likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We depend on licenses and sublicenses for development and commercialization rights to ACP and our miniCEP290 program. These license arrangements, as well as the Inception 4 Merger Agreement, impose diligence obligations on us. We depend on research licenses from UMMS for our miniABCA4 and miniUSH2A programs. We may enter into similar arrangements for future product candidates or technologies. Termination of licenses or the failure by us or our licensees, including our potential future commercialization or collaboration partners, to comply with obligations under these or other agreements could materially harm our business and prevent us from developing or commercializing our products and product candidates.

We are party to a license agreement with Archemix on which we depend for rights to ACP. We are party to the DelSiTech License Agreement with DelSiTech for rights to develop and commercialize new formulations of ACP using DelSiTech’s silica-based sustained release delivery technology. We are also party to a license agreement with UMMS for our miniCEP290 program. These agreements generally impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Generally, the diligence obligations contained in these agreements require us to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize the applicable product candidate in the United States and certain territories outside of the United States, including the European Union, Japan and such other markets where it would be commercially reasonable to do so. For our miniCEP290 program, we are party to an agreement with UMass, under which we must meet certain milestones by certain timelines and if we fail to do so, we may need to expend significant amounts of money to extend those timelines or otherwise be in breach of that agreement and UMass would then have the right to terminate the agreement and we could lose our rights to develop and market any product candidate from our miniCEP290 program.

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

If we fail to comply with our obligations under current or future acquisition and licensing agreements, or otherwise breach an acquisition or licensing agreement as a result of our own actions or inaction or the actions or inactions of our commercialization or collaboration partners, our counterparties may have the right to terminate these agreements, in which event we might not have the rights or the financial resources to develop, manufacture or market any product that is covered by these agreements. Our counterparties also may have the right to convert an exclusive license to non-exclusive in the territory in which we fail to satisfy our diligence obligations, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or restated agreements with less favorable terms, seek alternative sources of financing or cause us to lose our rights under these agreements, including our rights to ACP, DelSiTech’s sustained release delivery technology, our miniCEP290 program, and other important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition. In the case of our limited diligence obligation under the Inception 4 Merger Agreement, a potential breach of our obligation to use commercially reasonable efforts to develop an HtrA1 inhibitor could lead to a lawsuit with the former equityholders of Inception 4 and result in potential liability to us of up to $5.0 million.

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

We currently rely on and expect to continue to rely on patent rights to protect our competitive position. Once our patents expire, we may not be able to exclude competitors from commercializing products similar or identical to ours. The U.S. patent rights covering ACP as a composition of matter are expected to expire in 2025. The U.S. patent rights covering methods of treating certain complement protein mediated disorders with ACP are expected to expire in 2026. The U.S. patent rights covering methods of using ACP to treat GA are expected to expire in 2034. The European patent rights covering the composition of matter of ACP and methods of treating certain complement protein mediated disorders with ACP are expected to expire in 2025. The patents covering ACP may expire before the date by which we or a potential commercial partner would be able to commercialize ACP in the United States or Europe if we seek and obtain marketing approval. Even if we are able to obtain marketing approval for and commercially launch ACP prior to the expiration of these patents, the remaining term of those patents may be shorter than we anticipate. If we are successful in developing a sustained release delivery technology for ACP, we may be able to obtain patent protection for ACP with the sustained release delivery technology beyond the current patent life for ACP; however, obtaining the additional patent protection from these efforts or other efforts to extend the patent life of ACP is not guaranteed. Although the patent rights under existing patent applications for IC-500 and our miniCEP290 program are not expected to expire until 2037 or after, we face the same risk with those product candidates and programs and any future product candidates that we may develop.

In 2022, the USPTO issued two patents with claims covering methods of using ACP to treat GA, which are method-of-treatment patents. Method-of-treatment patents are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of a drug for the patented method. The FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling. Although off-label use of a product may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute. Off-label sales of other products having the same drug substance as our product candidates would limit our ability to generate revenue from the sale of such product candidates, if approved for commercial sale. In addition, patent laws in Europe and some other jurisdictions generally make the issuance and enforcement of patents that cover methods of treatment of the human body difficult in those jurisdictions. Further, once the composition-of-matter patents relating to ACP in a particular jurisdiction, if any, expire, competitors will be able to make, offer and sell products containing the same drug substance as ACP in that jurisdiction so long as these competitors do not infringe any of our other patents covering ACP’s composition of matter or method of use or manufacture, do not violate the terms of any marketing exclusivity that may be granted to us by regulatory authorities and they obtain any necessary marketing approvals from applicable regulatory authorities. In such circumstances, we also may not be able to detect, prevent or prosecute off-label use of such competitors’ products containing the same drug substance as ACP, even if such use infringes any of our method-of-treatment patents.

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

We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.

We currently have rights to intellectual property, through licenses from third parties, to develop our product candidates. Because our programs may require the use of intellectual property or other proprietary rights held by third parties, the growth of our business may depend, in part, on our ability to acquire, in-license or use such intellectual property and proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes (and patents for such technology) or other intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Some of these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate and our business, financial condition, results of operations and prospects could suffer.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, and those frameworks may not be consistent. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data of individuals in the European Union, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR also provides certain discretion to individual European member states, and many of them have enacted local legislation implementing the GDPR that differ from one another. The GDPR compliance framework is evolving as data protection authorities enforce applicable requirements and as European courts interpret the GDPR. We are aware that many other countries have enacted or are considering legislation similar to the GDPR.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels with the authority to review our privacy and data security practices. The Federal Trade Commission and state Attorneys General have been increasingly active in reviewing companies' privacy and data security practices in relation to consumer information. New legislation and regulations are being considered, and in certain cases enacted, at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, and its replacement, the California Privacy Rights Act, which became effective on January 1, 2023, are creating similar risks and obligations as those created by the GDPR. The New York SHIELD Act, which became fully effective in March 2020, imposes certain data security and data breach notification requirements on organizations that collect personal information of New York residents. Many other states are considering similar legislation. A broad range of legislative measures are being introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. We also may be subject to consumer class action litigation related to alleged noncompliance with these laws. Even if we are not determined to have violated these laws, responding to government investigations and/or consumer litigation in these areas typically requires the expenditure of significant resources and has the potential to generate negative publicity, which could harm our reputation and our business.

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
Risks Related to Employee Matters and Managing Our Operations
We are in the process of recruiting new personnel to prepare for the potential commercialization of ACP and to support our growth. We may experience difficulties in recruiting necessary and qualified personnel and in retaining key employees and consultants.

We are currently a development-stage company with a total of 163 full-time employees as of December 31, 2022. These employees support key areas of our business and operations, including commercial planning and operations, clinical development and clinical operations, regulatory affairs, drug safety, data management, biostatistics, medical affairs (including field personnel), scientific research, process and analytical development, drug substance and drug product manufacturing, quality control, materials and supply chain management, and quality assurance, as well as all of our general and administrative functions and public company infrastructure.

We remain highly dependent on Glenn P. Sblendorio, our chief executive officer, and Dr. Pravin U. Dugel, our president, as well as the other principal members of our management, scientific and clinical teams. We do not maintain “key person” insurance for any of our executives or other employees. Although we have entered into letter agreements with our executive officers, each of them and our non-executive employees may terminate their employment with us at any time. As a result, key employees whom we expect to retain to assist with the growth of our business may choose not to remain employees. If any of those employees were to leave our company for any reason, the loss of their services could seriously disrupt our ability to carry on our operations as planned and seriously harm our ability to successfully implement our business plan.

Furthermore, replacing any of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. As we prepare for the potential commercialization of ACP, we have been and expect we will need to continue hiring additional personnel from this limited pool. We are starting to recruit and hire a field-based sales force. Hiring field-based personnel, and training and effectively deploying them, can be time consuming and expensive, and many other companies are competing with us for the field-based personnel whom we may seek to hire. If we experience any challenges or delays in the hiring and integration of necessary personnel, it could impede our ability to commercialize ACP and grow our business in line with our expectations.

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. These risks are becoming more important for our operations as ACP advances in clinical development and as we prepare for potential commercialization. We are working to develop and implement a corporate compliance program to ensure that we will market and sell any future products that we successfully develop in compliance with all applicable laws and regulations, but we cannot guarantee that any such program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2026, by the Infrastructure Investment and Jobs Act.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the

Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to calculations, price reporting and payment obligations previously reported or paid. Such revisions could result in liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement. We expect that ACP, if approved for GA, would be reimbursed in large part by the "buy and bill" model under Medicare Part B, which requires that we report the average sale price, or ASP, for ACP, which will affect the level of reimbursement from Medicare. The determination of ASP can be complex and uncertain.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes, which has caused average review times to fluctuate in recent years. Disruptions at the FDA and other agencies may slow the time for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last decade the U.S. government has shutdown several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop critical activities. It is possible government shutdowns may occur during the current Congress. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from injuries at work, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

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

•the success of products or technologies that compete with our product candidates, including results of clinical trials of product candidates of our competitors and of regulatory review of those product candidates, including the increase in the trading of our common stock around Apellis's announcement on February 17, 2023 of the FDA's approval of its product pegcetacoplan for treatment of GA secondary to AMD;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•the level of expenses related to any of our product candidates or development programs;

•variations in our financial results or those of companies that are perceived to be similar to us;

•the recruitment or departure of key personnel;

•the results of our efforts to in-license or acquire the rights to other product candidates and technologies for the treatment of retinal diseases, including additional sustained release delivery technologies for ACP;

•developments or disputes concerning patent applications, issued patents or other proprietary rights;

•relevant scientific and medical developments;

•changes in the structure of healthcare payment systems;

•market conditions in the pharmaceutical and biotechnology sectors;

•general economic, industry and market conditions, such as those caused by the COVID-19 pandemic or the ongoing military conflict in Ukraine or potentially high inflation rates;

•political, social, regulatory or legal developments in the United States and other countries; and

•the other factors described in this “Risk Factors” section.

Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. For example, we and certain of our current and former executive officers were named as defendants in a purported class action lawsuit and a related shareholder derivative action following our announcement in December 2016 of the initial, topline results from the first two of our Phase 3 Fovista trials for the treatment of wet AMD, which caused our stock price to decline significantly. See Note 12 to the Financial Statements. These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, and cause additional volatility in the price of our common stock.

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

On March 21, 2022, the Securities and Exchange Commission proposed new rules relating to the disclosure of climate-related risks and disclosures. The SEC is currently reviewing comments to the proposed rule and a final rule is forthcoming. We are currently assessing the rule and its potential impact on our operations. To the extent this rule is finalized as proposed, we expect we would need to devote significant time and incur increased costs preparing for the disclosures required by this rule. In addition to the SEC’s climate-related rule, many public companies are choosing or being required to report on their ESG goals, practices and risks, which could also require our management's time and increase our costs.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease properties in Parsippany, New Jersey and Cranbury, New Jersey, all of which are used for office space and/or storage of IT equipment. We also have several lab benches for use in Worcester, Massachusetts, which we license from the University of Massachusetts and where we have several employees doing laboratory research and other preclinical development work.
Item 3.    Legal Proceedings
Descriptions of legal proceedings are set forth in "Note 12-Commitments and Contingencies" in the notes to the financial statements filed with this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Our common stock has been publicly traded on The Nasdaq Global Select Market under the symbol "OPHT" from September 25, 2013 to April 16, 2019, and under the symbol "ISEE" since April 17, 2019.
Holders
As of January 31, 2023, there were approximately 96 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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

Stock Performance Graph
The following graph and chart compares the cumulative annual stockholder return on our common stock over the period commencing December 31, 2017 and ending on December 31, 2022, to that of the total return for the NASDAQ Composite Index and the NASDAQ Biotechnology Index, assuming an investment of $100 on December 31, 2017. In calculating cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock. The following graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference in any of our filings under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. We obtained information used on the graph from Research Data Group, Inc., a source we believe to be reliable.

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
Our lead asset is our clinical stage product candidate ACP, which is also referred to as ACP or Zimura®, a complement C5 inhibitor. We are currently targeting the following diseases with ACP:
•Geographic Atrophy, or GA, which is the advanced stage of AMD and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision;
•intermediate AMD, which is an earlier stage of AMD; and
•autosomal recessive Stargardt disease, or STGD1, which is an orphan inherited condition characterized by progressive damage to the central portion of the retina, or the macula, and other retinal tissue, leading to loss of vision.
In October 2019, we announced positive 12-month data for GATHER1, our first Phase 3 clinical trial evaluating ACP for the treatment of GA secondary to AMD. In GATHER1, 286 patients were randomized to receive various doses of ACP, including ACP 2 mg, or sham control. We observed a 27.7% (p-value = 0.0063) reduction in the mean rate of growth (slope) estimated based on GA area between the ACP 2 mg group and the corresponding sham control group over 12 months, when performing the primary analysis, and a 35.4% (p-value = 0.0050) reduction in the mean rate of growth (slope) estimated based on GA area between the two groups over 12 months, when performing the supportive analysis. These results are based on an analysis of the primary efficacy endpoint required by the U.S. Food and Drug Administration, or FDA, in accordance with our Special Protocol Assessment, or the SPA, which we describe further below. We analyzed the endpoint by using the square root transformation of the GA area, which we refer to as the primary analysis, and we analyzed the endpoint by using the observed GA area (without square root transformation), which we refer to as the supportive analysis. In GATHER1, through month 12, we did not observe any events of endophthalmitis or ischemic optic neuropathy events, and only one case of intraocular inflammation, which was mild and transient and reported as related to the injection procedure. The incidence of choroidal neovascularization, or CNV, in the study eye through month 12 was 6 patients (9.0%) in the ACP 2 mg group and 3 patients (2.7%) in the corresponding sham control group.

In June 2020, we started enrolling patients in GATHER2, our second Phase 3 clinical trial evaluating ACP for the treatment of GA secondary to AMD. In July 2021, we received a written agreement from the FDA under the SPA for the overall design of GATHER2. The SPA is a procedure by which the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for a new drug application, or NDA. In connection with our SPA, the FDA recommended, and we accepted, modifying the primary efficacy endpoint for the GATHER2 trial from the mean rate of change in GA area over 12 months measured by fundus autofluorescence, or FAF, at three timepoints: baseline, month 6 and month 12, to the mean rate of growth (slope) estimated based on GA area measured by FAF in at least three timepoints: baseline, month 6 and month 12.

In September 2022, we announced positive 12-month top-line data for GATHER2. In GATHER2, 448 patients were randomized on a 1:1 basis to receive ACP 2 mg or sham control over the first 12 months of the trial. At 12 months, we measured the primary efficacy endpoint in accordance with the SPA. In GATHER2, we observed a 14.3% (p-value = 0.0064) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the primary analysis, and a 17.7% (p-value = 0.0039) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the supportive analysis. We did not observe any events of endophthalmitis, intraocular inflammation events, events of vasculitis or ischemic optic neuropathy events through month 12, and the incidence of CNV in the study eye through month 12 was 15 patients (6.7%) in the ACP 2 mg group and 9 patients (4.1%) in the sham control group.

We believe that with the statistically significant results from our GATHER1 and GATHER2 trials and the safety profile of ACP to date, we have sufficient data from two independent, adequate and well-controlled pivotal clinical trials of ACP in GA secondary to AMD to support an application for marketing approval. In November 2022, the FDA granted breakthrough therapy designation to ACP for the treatment of GA secondary to AMD. In December 2022, we completed the rolling submission of our NDA to the FDA for marketing approval of ACP for the treatment of GA secondary to AMD. In February 2023, the FDA accepted our NDA for filing and granted priority review with a Prescription Drug User Fee Act, or PDUFA, target action date of August 19, 2023.

In addition to ACP, we are developing our preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein, or HtrA1, inhibitor, for GA secondary to AMD and potentially other age-related retinal diseases. Based on current timelines and subject to successful preclinical development and current good manufacturing practices, or cGMP, manufacturing, we expect to submit an investigational new drug application, or IND, to the FDA for IC-500 during the first half of 2024.
Our portfolio also includes several ongoing gene therapy research programs, each of which uses adeno-associated virus, or AAV, for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan inherited retinal diseases, or IRDs:
•Leber Congenital Amaurosis type 10, or LCA10, which is characterized by severe bilateral loss of vision at or soon after birth;
•STGD1; and
•IRDs associated with mutations in the USH2A gene, which include Usher syndrome type 2A, or Usher 2A, and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa.
Recent Impact of COVID-19 and other Macroeconomic Events
The COVID-19 pandemic and other macro-economic events, such as the military action taken by Russia against Ukraine, and governmental responses to those events have affected the world economy in various ways, including causing delays and challenges to the global supply chain and the work and operations of many manufacturers and service providers. We rely heavily on third-party contract manufacturing organizations, contract research organizations and other vendors to support our clinical trials, manufacturing activities and other business operations. We describe below some of the recent impacts of these macro-economic events on our business and operations.

Over the past three years, the pharmaceutical industry and the contract manufacturing organizations and suppliers supporting the industry have been impacted by global supply chain disruptions in wake of the COVID-19 pandemic. For example, the new manufacturer we are working with as a second source of supply for ACP drug substance has experienced issues with procuring a number of raw materials due to supply chain interruptions, which caused several delays to our manufacturing timelines with this manufacturer. To date, we have not experienced any drug product supply issues impacting our GATHER2 and STAR clinical trials or the OLE study and we do not believe our overall timelines for ACP have been materially impacted as a result of supply chain issues affecting our contract manufacturers. The impact of the COVID-19 pandemic and future variants and subvariants on our operations remains uncertain and we are continuing to monitor the situation closely.
We do not believe that the COVID-19 pandemic, and our actions in response and the costs of those actions, have had a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2022. For further information on actual and potential impacts to us as a result of the COVID-19 pandemic, see the Risk Factors contained in this Annual Report on Form 10-K.
Business Development and Financing Activities
As we prepare for the potential marketing approval and potential commercial launch of ACP, progress our research and development programs and evaluate our overall strategic priorities, we continue to pursue selective business development and financing opportunities that advance us toward our strategic goals. We have been focused on pursuing potential sustained release delivery technologies for ACP, such as DelSiTech’s silica-based sustained release technology, for which we entered into the DelSiTech License Agreement. We plan to continue to evaluate, on a selective and targeted basis, opportunities to obtain rights to additional product candidates and technologies for retinal diseases, with a focus on additional sustained release delivery technologies for ACP. In addition, we plan to explore potential collaboration opportunities for the future development and potential commercialization of ACP in one or more territories outside the United States.

Opus Asset Purchase Agreement
As part of our previously stated strategy to seek a licensee for IC-100 and IC-200, in December 2022, IVERIC bio Gene Therapy LLC, or the Iveric Subsidiary, our wholly owned subsidiary, entered into an asset purchase agreement with Opus Genetics Inc., or Opus, or the Opus APA, pursuant to which Opus acquired all rights, title and interests in and to Iveric Subsidiary's assets primarily related to IC-100 and IC-200, including Iveric Subsidiary's exclusive license agreements with the University of Florida Research Foundation, Incorporated, or UFRF, and the Trustees of the University of Pennsylvania, or Penn, for both product candidates and certain related sponsored research agreements.
In accordance with the terms of the Opus APA, Iveric Subsidiary received (i) an upfront payment in the amount of $500,000 and (ii) 2,632,720 shares of the Series Seed Preferred Stock of Opus, pursuant to a stock issuance agreement, or the Opus SPA, that the parties entered into currently with the Opus APA, resulting in Iveric Subsidiary's ownership of a high single-digit percentage of the outstanding capital stock of Opus on a fully diluted basis. The Opus APA and the Opus SPA provide for Opus to issue additional shares of capital stock that will maintain Iveric Subsidiary's ownership at a mid to high single-digit percentage of the fully diluted outstanding capital stock of Opus through Opus’s next round of financing in which it raises a specified minimum amount of gross proceeds. Iveric Subsidiary is also eligible to receive (i) contingent development and regulatory milestone payments of up to $12.8 million and (ii) additional sales milestone payments of up to $98.9 million from Opus. Further, Iveric Subsidiary will receive, on a country-by-country and product-by-product basis, an earn-out of a low single-digit percentage on net sales of IC-100 and IC-200.
The Opus APA also contains customary representations, warranties, covenants and indemnification obligations made by Iveric Subsidiary and Opus.
Opus will be responsible for all further research, development, and commercialization of IC-100 and IC-200 globally and replaced Iveric Subsidiary as the exclusive licensee under the license agreements with UFRF and Penn. However, under certain circumstances, Iveric Subsidiary may have certain rights with respect to the potential future commercialization of IC-100 and/or IC-200.
The sale of IC-100 and IC-200 pursuant to the Opus APA closed in December 2022.
2022 Term Loan Facility
In July 2022, we executed a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, for a $250.0 million term loan facility, or the 2022 Term Loan Facility. The 2022 Term Loan Facility has tranched availability as follows:
•$50.0 million which was fully funded at closing.
•$50.0 million which we borrowed in December 2022
•$25.0 million available at our option through September 30, 2023, which we plan to borrow during 2023.
•$75.0 million available at our option through the earlier of (a) September 30, 2024, or (b) 90 days following FDA approval of the use of ACP for GA, subject to our achieving such approval; and
•$50.0 million available with lender approval.
Upon achievement of the relevant conditions specified in the Loan Agreement, future borrowings are at our election and are in $5.0 million increments. The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) (x) the lesser of the Wall Street Journal prime rate and 6.25% plus (y) 4.00% or (ii) 8.75%. Interest rate per annum is capped at 10.25%. With the exception of the first $50.0 million tranche funded at closing, each of the tranches may be drawn in $5.0 million increments at our election. The 2022 Term Loan Facility includes a 42 month interest only period and is extendable up to five years upon meeting certain conditions.
For more detailed information about the 2022 Term Loan Facility and our follow-on public offering that we closed in December 2022, please see the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations. Although we believe we have sufficient financial resources to launch ACP for GA in the United States, if approved based on our current business plan, we expect to continue to pursue capital raising transactions when they are available on terms favorable to us and if the opportunity advances our strategic goals.
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
Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of our product candidates and costs associated with our gene therapy research programs. Our research and development expenses consist of:
•external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, and other vendors and CDMOs for the production and analysis of drug substance and drug product; and
•employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
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
The following table summarizes our research and development expenses for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020
	(in thousands)
ACP	$76,014	$53,208	$28,366
IC-500: HtrA1	3,257	2,070	1,442
IC-100: RHO-adRP	336	1,211	6,874
IC-200: BEST1	(1,440)	2,974	7,718
Other gene therapy	115	26	932
Fovista	1	(7)	(741)
Personnel-related	26,344	18,821	13,426
Share-based compensation	11,865	6,522	4,166
Other	520	243	601
	$117,012	$85,068	$62,784

As we continue our ongoing clinical trials and manufacturing activities for ACP, we expect our research and development expenses for ACP to increase. We expect our research and development expenses for IC-500 to increase as we continue preclinical development. We expect our research and development expenses for our miniCEP290 program and other gene therapy research programs to remain largely unchanged as we continue those programs. Our research and development expenses may increase if we in-license or acquire any new product candidates or technologies, including potential sustained release delivery technologies for ACP or any promising product candidates from our minigene programs, or if we commence any new development programs.
We expect the development of our product candidates will continue for at least the next several years. At this time, we cannot reasonably estimate that the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities, and to potentially seek marketing approval for ACP for indications outside of GA or for any of our other product candidates.
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
A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, we are conducting the GATHER2 trial, which is a Phase 3 clinical trial evaluating ACP for GA, with the expectation that data collected from this trial, together with other available data, will be sufficient to seek and obtain marketing approval for this indication in the United States and the European Union. We may subsequently decide to, or be required by regulatory authorities to, conduct additional clinical trials or nonclinical studies of ACP in order to seek or maintain regulatory approval or qualify for reimbursement approval. As a result of any of the above, we could be required to expend significant additional financial resources and time on the completion of development of ACP in GA.
See the “Liquidity and Capital Resources” section of this Item 7 of this Annual Report on Form 10-K for more information regarding our current and future financial resources and our expectations regarding our research and development expenses and funding requirements.

General and Administrative Expenses
    General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, commercial planning and operations, legal, finance, business development, human resources, investor relations and information technology functions. We expect that our general and administrative expenses to continue to increase as we continue to hire personnel for our commercial organization, including sales, marketing, access and reimbursement and operations personnel, and we continue to build our capabilities for the commercial launch of ACP, if approved. Other general and administrative expenses include facility costs and professional fees for legal, including patent-related, services and expenses, consulting and accounting services, and travel expenses.
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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses related to our CROs, CDMOs and other vendors in connection with research and development and manufacturing activities.

We base our expenses related to CROs and CDMOs on our estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented in this Annual Report on Form 10-K.

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

    We use the Black-Scholes option pricing model to value our stock option awards and the options to purchase shares under our employee stock purchase plan. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk-free interest rate for a period that approximates the expected term of our stock options and the expected dividend yield of our common stock. We calculate expected volatility based on daily historical volatility during the time period that corresponds to the expected option term. We calculate the expected term of stock option grants to employees based on an analysis of actual option exercises. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020
Expected common stock price volatility	84%	114%	118%
Risk-free interest rate	1.38%-4.29%	0.31%-1.22%	0.22%-1.34%
Expected term of options (years)	4.6	5.2	4.6
Expected dividend yield	—	—	—

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
Share-based compensation expense for equity grants to employees, non-employee directors and consultants was $26.7 million, $11.2 million and $8.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had $103.4 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.2 years. We expect to grant additional stock options that will result in additional share-based compensation expense for our equity awards to employees, non-employee directors and consultants.
For the years ended December 31, 2022, 2021 and 2020, we allocated share-based compensation as follows:

	Years ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$11,865	$6,522	$4,166
General and administrative	14,811	4,723	4,157
Total	$26,676	$11,245	$8,323
    In October 2019, our board of directors adopted the 2019 Inducement Stock Incentive Plan, or the Inducement Plan, pursuant to which we may grant, subject to the terms of the Inducement Plan and the rules of The Nasdaq Global Select Market, or Nasdaq, nonstatutory stock options, restricted stock, RSUs, and other stock-based awards up to an aggregate of 1,000,000 shares of our common stock. In March 2020, February 2021, September 2021, December 2021, May 2022 and February 2023, our board of directors amended the Inducement Plan to reserve an additional 1,000,000 shares of our common stock, an additional 600,000 shares of our common stock, an additional 1,000,000 shares of our common stock, an additional 1,000,000 shares of our common stock, an additional 1,000,000 shares of our common stock, and an additional 2,000,000 shares of our common stock, respectively, for issuance under the plan. The Inducement Plan permits us to, subject to the approval of each grant by the compensation and talent strategy committee of our board of directors, use the stock-based awards available under the Inducement Plan to attract key employees for the growth of our business. As of December 31, 2022, we had approximately 791,000 shares available for issuance under the Inducement Plan.

Results of Operations

	Years ended December 31,
	2022	2021	2020
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$117,012	$85,068	$62,784
General and administrative	72,894	29,689	25,952
Total operating expenses	189,906	114,757	88,736
Loss from operations	(189,906)	(114,757)	(88,736)
Interest income, net	2,264	245	500
Gain on sale of IC100 & IC200	2,369	—	—
Other income (expense), net	62	(10)	(6)
Loss before income tax benefit	(185,211)	(114,522)	(88,242)
Income tax benefit	—	—	3,695
Net loss	$(185,211)	$(114,522)	$(84,547)
Research and Development Expenses
Our research and development expenses were $117.0 million for the year ended December 31, 2022, an increase of $31.9 million compared to $85.1 million for the year ended December 31, 2021. The increase in research and development expenses for the year ended December 31, 2022, was primarily due to a $22.8 million increase in costs associated with ACP, a $12.9 million increase in personnel costs, including share-based compensation associated with additional research and development staffing, and a $1.2 million increase in costs associated with IC-500. The increase in research and development expenses were partially offset by a $4.4 million decrease in costs associated with IC-200 and a $0.9 million decrease in costs associated with IC-100. The increased costs for ACP were primarily due to the continued progress of our GATHER2 trial and increased manufacturing activities for ACP. The decreased costs for IC-100 and IC-200 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $72.9 million for the year ended December 31, 2022, an increase of $43.2 million, compared to $29.7 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to an increase in costs associated with preparing for the commercialization of ACP, including personnel costs and share-based compensation.
Interest Income, net
Interest income, net for the year ended December 31, 2022, was $2.3 million compared to interest income of $0.2 million for the year ended December 31, 2021. The increase in interest income earned during the year ended December 31, 2022 was primarily due to the increases in our cash, cash equivalents and marketable securities balance and interest rate yields during the year. The increase in interest income was partially offset by the interest expense related to our 2022 Term Loan Facility.
Gain on sale of IC-100 and IC-200
During December 2022, we recognized a gain of $2.4 million for the sale of IC-100 and IC-200.
Income Tax Benefit
We recorded no benefit from income taxes for the years ended December 31, 2022, and December 31, 2021.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under the Novo Holdings A/S Agreement, our initial public offering, which we closed in September 2013, funds we received under a prior agreement with Novartis Pharma AG related to the licensing and commercialization of Fovista, funds we received in connection with our acquisition of Inception 4, Inc., or Inception 4, in October 2018, our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021, October 2021 and December 2022, including the sale of pre-funded warrants in December 2019 and June 2020, and the 2022 Term Loan Facility.
In July 2022, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules and SVB for the 2022 Term Loan Facility, which consists of several tranches of potential financing in an aggregate principal amount of up to $250.0 million. The first tranche consisted of a term loan advance in the amount of $50.0 million funded upon execution of the Loan Agreement on July 26, 2022. An aggregate of $150.0 million may be drawn at our option, in three separate tranches, subject to our achievement of specified performance milestones relating to development and regulatory events for ACP, as described below in “—Contractual Obligations and Commitments”. We achieved the first performance milestone in September 2022 and borrowed the full $50.0 million tranche in the fourth quarter of 2022. An additional $50.0 million is available subject to the approval of the facility lenders’ investment committees in their discretion. Loans outstanding under facility bear interest at a floating interest rate per annum equal to the greater of either (i) (x) the lesser of the Wall Street Journal prime rate and 6.25% plus (y) 4.00% or (ii) 8.75%, capped at 10.25%. The facility matures in August 2027 and has an initial interest-only payment period of 42 months, which may be extended to up to 60 months upon the satisfaction of certain conditions.
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
In October 2021, we closed an underwritten public offering in which we sold 10,350,000 shares of our common stock under the October 2021 Shelf Registration, which included the exercise in full of the underwriters’ option to purchase an additional 1,350,000 shares of our common stock, at a price to the public of $16.75 per share and at a price to the underwriters of $15.745 per share. The net proceeds from the public offering, after deducting underwriting discounts and commissions and other offering expenses payable by us totaling approximately $10.8 million, were approximately $162.6 million.
In December 2022, we completed an underwritten public offering in which we sold 15,352,500 shares of our common stock under the October 2021 Shelf Registration, which included the exercise in full of the underwriters’ option to purchase 2,002,500 shares of our common stock, at a price to the public of $22.50 per share and at a price to the underwriters of $21.150 per share. The net proceeds from the December 2022 public offering, after deducting underwriting discounts and commissions and other expenses payable by us totaling approximately $21.1 million, were approximately $324.3 million.
We have not yet issued and sold any shares of our common stock under the ATM Agreement.
Cash Flows
As of December 31, 2022, we had cash, cash equivalents and available-for-sale securities totaling $646.8 million and $96.6 million of debt. We primarily invest our cash, cash equivalents and available-for-sale securities in money market funds, U.S. Treasury securities, certain investment-grade corporate debt securities, asset-backed securities and debt instruments issued by foreign governments.

The following table shows a summary of our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(163,771)	$(98,559)	$(66,097)
Investing Activities	(50,277)	21,298	(143,810)
Financing Activities	428,905	272,335	150,581
Net change in cash and cash equivalents	$214,857	$195,074	$(59,326)
Cash Flows from Operating Activities
Net cash used in operating activities was $163.8 million and $98.6 million for the years ended December 31, 2022, and 2021, respectively, which primarily related to net cash used to fund our ACP clinical trials and manufacturing activities and to support the preclinical development activities of IC-500.
See "—Funding Requirements" below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash used in investing activities was $50.3 million for the year ended December 31, 2022, which primarily related to the purchases of available-for-sale securities. Net cash provided by investing activities for the year ended December 31, 2021, was $21.3 million and primarily related to the maturities of available-for-sale securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022, was $428.9 million and relates primarily to cash received from our public offering of our common stock in December 2022 as well as amounts borrowed under the 2022 Term Loan Facility with Hercules and SVB in July 2022 and December 2022. Net cash provided by financing activities for the year ended December 31, 2021, was $272.3 million and relates primarily to cash received from our public offering of our common stock and concurrent private placement in June 2020.
Funding Requirements
ACP is in clinical development, IC-500 is in preclinical development, and we are exploring multiple sustained release delivery technologies for ACP and advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, such as our initiation of the OLE study for ACP in GA secondary to AMD, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including additional sustained release delivery technologies for ACP and any promising product candidates that emerge from our gene therapy research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We have started incurring these expenses as we prepare for the potential commercialization of ACP. We are party to agreements with Archemix with respect to ACP, DelSiTech with respect to formulations of ACP with DelSiTech’s silica-based sustained release delivery technology, the former equityholders of Inception 4 with respect to IC-500, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to formulations of ACP with DelSiTech’s silica-based sustained release delivery technology and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•build our commercial operations and sales, marketing and distribution capabilities for ACP;
•expand our outsourced manufacturing capabilities for ACP and IC-500;
•continue the development of ACP in GA, STGD1 and potentially other indications;
•seek marketing approval for ACP and any other product candidates that successfully complete clinical trials;
•in-license or acquire the rights to, and pursue the development of, other product candidates or technologies for retinal diseases, such as sustained release delivery technologies for ACP;
•continue the development of IC-500 and pursue our gene therapy research programs;
•maintain, expand and protect our intellectual property portfolio;
•hire additional commercial, medical affairs, clinical, regulatory, pharmacovigilance, manufacturing, quality control, quality assurance and scientific personnel; and
•expand our general and administrative functions to support our future growth.
As of December 31, 2022, we had approximately $646.8 million in cash, cash equivalents and available-for-sale securities. We estimate that our cash, cash equivalents, available for sale securities and committed loan facilities will be sufficient to fund our planned capital expenditure requirements, debt service obligations and operating expenses through at least the next twelve months. These estimates do not include any potential new borrowings under the 2022 Term Loan Facility with Hercules and SVB beyond the $25.0 million that we plan to borrow during 2023 based on our achievement of the performance milestone related to the FDA's acceptance of our NDA for filing.
Although we believe we have sufficient financial resources to launch ACP for GA secondary to AMD in the United States, if approved based on our expectations, we may need additional funding to continue to commercialize ACP for GA, if approved. We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize ACP for other indications, a sustained release delivery technology for ACP or any of our other product candidates. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for ACP for any other indication, a sustained release delivery technology for ACP or for any of our other product candidates.
Our future capital requirements will depend on many factors, including:
•the costs, timing and outcome of regulatory filings and reviews of our product candidates, including regulatory review of our filed NDA and the planned submission of MAAs for ACP in GA secondary to AMD;
•the timing, scope and costs of establishing a commercial infrastructure for potential commercialization of ACP, including the hiring and deployment of a sales force and the establishment of sales, marketing and distribution capabilities;
• the scope, progress, costs and results of process development, manufacturing scale-up and validation activities, analytical method development and qualification, and stability studies associated with ACP and our other product candidates;
•the scope, progress, costs and results of our current and future ACP clinical programs and any further development we may undertake;
•our ability to establish collaborations on favorable terms, if at all, if we choose to do so, including a potential collaboration for the further development and potential commercialization of ACP in one or more territories outside the United States;
•the extent to which we in-license or acquire rights to, and undertake research or development of, additional product candidates or technologies, including sustained release delivery technologies for ACP;

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
Our ability to raise adequate additional financing when needed, and on terms acceptable to us, will depend on many factors. These factors include investors' perceptions of the potential success of our ongoing business, including the development of our product candidates and other programs, and the potential future growth of our business. Additionally, these factors include general market conditions that also affect other companies. For example, the COVID-19 pandemic and other macro-economic events, such as the current high levels of inflation, and governmental responses to those events have caused volatility and uncertainty in the financial markets as well as additional volatility in the price of our stock, which may result in prospective investors being less likely to invest new capital. These factors may make raising capital difficult, and may result in us accepting terms that are unfavorable to us, especially if we are in need of financing at the particular time. Although we were successful in raising approximately $324.3 million in net proceeds in an underwritten public offering of our common stock in December 2022, we may not be able to successfully raise additional capital in the future. The size of our company and our status as a company listed on The Nasdaq Global Select Market, or Nasdaq, may also limit our ability to raise financing. For example, Nasdaq listing rules generally limit the number of shares we may issue in a private placement to a number less than 20% of the number of shares of our common stock outstanding immediately prior to the transaction, unless we issue such shares at a premium, which investors may be unwilling to accept, or unless we obtain shareholder approval, which can be expensive and time-consuming and can add risk to our ability to complete the financing transaction. If we are unable to raise additional funds when needed, we may be required to delay or reduce our future commercialization efforts, or delay, reduce or terminate the development of one or more of our product candidates.
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if the timeline for potential commercial launch of ACP is accelerated, if we need to establish commercial infrastructure or capabilities, including hiring additional personnel or conducting additional disease-state awareness activities, to a greater extent than we have planned, or if we choose not to or are unable to find a collaborator for commercialization of ACP in one or more territories outside the United States. Our costs may also exceed our expectations if we experience an issue with manufacturing, such as issues with process development, scale-up and validation, or establishing and qualifying second source suppliers and ensuring adequate inventory for our expected needs, including potential launch of ACP; if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply; if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data; or if we modify or further expand the scope of our clinical trials, preclinical development programs or gene therapy research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct. For example, we believe that the data from the GATHER2 trial, together with other available data, are sufficient to support applications for marketing approval in the United States, the European Union and the United Kingdom. We may subsequently decide to, or be required by regulatory authorities to, conduct additional clinical trials or nonclinical studies of ACP in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic and other macroeconomic events may result in disruptions to the progress of the GATHER2 or STAR trials or the OLE study, including slowing patient enrollment in STAR or causing enrolled patients in either trial to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.

Our need for additional financing may continue even if we are able to successfully obtain regulatory approval and launch ACP in GA secondary to AMD. Our future commercial revenues, if any, will be derived from product sales, which may not be available or become substantial for a period of time following launch. In addition, if approved, our products may not achieve commercial success. Even if those products are successful and we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Under most, if not all, of the foregoing circumstances, we may need to obtain substantial additional financing to achieve our business objectives.
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

Under the C5 License Agreement, for each anti-C5 aptamer product that we may develop under the agreement, including ACP, we are obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if we achieve specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, we are also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if we achieve specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. We are also obligated to pay Archemix a double-digit percentage of specified non-royalty payments we may receive from any sublicensee of our rights under the C5 License Agreement. We are not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
    For more information about the C5 License Agreement, please see the section entitled "Licensing and Other Arrangements—ACP - Archemix C5 License Agreement" in Part I, Item 1 of this Annual Report on Form 10-K.
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
Contractual Obligations and Commitments
Our purchase obligations include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials and certain of our manufacturing and supply agreements.
In addition we may be required, under the agreements under which we acquired rights to ACP, IC-500 and our miniCEP290 program, to make milestone payments and/or pay royalties. These payments are described in further detail in the descriptions of the applicable agreements set forth in this section. For a description of these agreements see Note 12, Commitments and Contingencies.
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
For a description of other contractual obligations, see Note 10, Loan and Security Agreement, and Note 11, Operating Leases, to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale securities of $646.8 million as of December 31, 2022, consisting of cash and investments in money market funds, U.S. Treasury securities, U.S. Government Agency securities, corporate debt securities, asset-based securities and supranational securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We contract with CROs, CDMOs and certain other vendors to perform services outside the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2022, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 8.    Financial Statements and Supplementary Data
Our financial statements, together with the report of our independent registered public accounting firm (PCAOB ID: 42), appear on pages F-4 through F-31 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting as a result of our employees working remotely due to the COVID-19 pandemic.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IVERIC bio, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited IVERIC bio, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IVERIC bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023

Item 9B.    Other Information
None.
Item 9C.    Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Delinquent Section 16(a) Reports
The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics, or the Code of Ethics, which applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our other employees. In December 2019, we amended our Code of Ethics to better align the Code of Ethics with our stage of development, including, among other things, updates relating to compliance with laws, rules and regulations applicable to pharmaceutical development, interactions with healthcare providers, data privacy and international trade regulations. We are currently updating the Code of Ethics to reflect our potential growth to a commercial stage company, and plan to continue training our directors, officers and employees on the Code of Ethics annually.
A copy of our Code of Ethics is available on our website. We intend to post on our website all disclosures that are required by applicable law, the rules of the SEC or Nasdaq concerning any amendment to, or waiver of, our Code of Ethics.
Director Nominees
The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee
We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert
Our board of directors has determined that Jane Henderson is an "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and Ms. Henderson and the other members of our Audit Committee are "independent" under the rules of The Nasdaq Global Select Market.
Item 11.    Executive Compensation
The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated in this Annual Report on Form 10-K by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 14.    Principal Accountant Fees and Services
    The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

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

2.2	^	Asset Purchase Agreement by and between Opus Genetics Inc. and IVERIC bio Gene Therapy LLC dated December 23, 2022
2.3	^	Stock Issuance Agreement by and between Opus Genetics Inc. and IVERIC bio Gene Therapy LLC dated December 23, 2022
3.1		Restated Certificate of Incorporation of the Registrant, as amended on April 16, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K filed on March 4, 2021)
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-190643))
4.1		Description of Registered Securities of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)
4.2		Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)
10.1	+	Amended and Restated 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643))
10.2	+
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

10.8	+	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K filed on March 2, 2015)
10.9	+	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-211916))
10.10	+	Amendment No. 1 to 2016 Employee Stock Purchase Plan
10.11	+
2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.12	+	Amendment No. 1 to 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2020)
10.13	+	Amendment No. 2 to 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed on March 4, 2021)
10.14	+	Amendment No. 3 to 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2021)
10.15	+	Amendment No. 4 to 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K filed on February 24, 2022)
10.16	+	Amendment No. 5 to 2019 Inducement Plan of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on July 26, 2022)
10.17	+	Amendment No. 6 to 2019 Inducement Plan of the Registrant
10.18	+
Form of Restricted Stock Unit Agreement under the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.19	+
Form of Nonstatutory Stock Option Agreement under the 2019 Inducement Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 (File No. 333-234404) filed with the Securities and Exchange Commission on October 31, 2019)

10.20	†
Amended and Restated Exclusive License Agreement, dated as of September 12, 2011, by and between the Registrant and Archemix Corp., as amended by Amendment No. 1 thereto dated December 20, 2011 and supplemented by a letter agreement, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (File No. 333-190643))

10.21	^
Exclusive License Agreement between the Registrant and DelSiTech Ltd., dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 26, 2022)

10.22	^
Exclusive License Agreement by and between The University of Massachusetts and the Registrant dated July 22, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2019)

10.23	^
Loan and Security Agreement between the Registrant, IVERIC bio Gene Therapy LLC, Orion Ophthalmology LLC, each of the Registrant's other subsidiaries from time to time party thereto as a borrower, Hercules Capital, Inc., Silicon Valley Bank, and the several banks and other financial institutions or entities from time to time parties thereto, and Hercules Capital Inc., in its capacity as administrative agent and collateral agent for itself and the lenders, dated July 26, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on July 26, 2022)

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

10.26	+
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

10.28	+	Letter Agreement between the Registrant and David F. Carroll, dated April 24, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2017)
10.29	+
Letter Agreement between the Registrant and David F. Carroll, dated December 11, 2019 (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)

10.30	+	Promotion Letter between the Registrant and Keith Westby, dated January 30, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2017)
10.31	+	Letter Agreement between the Registrant and Keith Westby, dated December 11, 2019 (incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K filed on February 27, 2020)
10.32	+	Offer Letter between the Registrant and Pravin U. Dugel dated March 11, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2020)
10.33	+	Letter Agreement between the Registrant and Pravin U. Dugel dated March 11, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2020)
10.34	+	Offer Letter between the Registrant and Christopher Simms dated June 16, 2021 (incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K filed on February 24, 2022)
10.35	+	Letter Agreement between the Registrant and Christopher Simms dated June 16, 2021 (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K filed on February 24, 2022)
10.36	+	Offer Letter between the Registrant and Tony Gibney dated November 19, 2021 (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K filed on February 24, 2022)
10.37	+	Letter Agreement between the Registrant and Tony Gibney dated November 10, 2021 (incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K filed on February 24, 2022)
10.38	+
Retirement and Consulting Agreement between the Registrant and David Guyer dated April 5, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 5, 2021)

10.39	+
Form of Indemnification Agreement between the Registrant and each Director and Executive Officer (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016)

10.40	+	Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2019)
10.41	+	Amendment No. 1 to Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on November 3, 2020)
10.42	+	Amendment No. 2 to Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2021)
10.43	+	Amendment No. 3 to Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on January 11, 2022)
10.44	+	Amendment No. 4 to Non-Employee Director Compensation Policy (incorporated by Reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 4, 2022)
14.1		Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K filed February 27, 2020)
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
*	Schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16.     Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2023

IVERIC bio, Inc.
By:	/s/ GLENN P. SBLENDORIO
Glenn P. Sblendorio Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN P. SBLENDORIO	Chief Executive Officer and Director (principal executive officer)	March 1, 2023
Glenn P. Sblendorio

/s/ DAVID F. CARROLL	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 1, 2023
David F. Carroll

/s/ ADRIENNE L. GRAVES	Chairman of the Board of Directors	March 1, 2023
Adrienne L. Graves, Ph.D.

/s/ MARK BLUMENKRANZ	Director	March 1, 2023
Mark Blumenkranz, M.D.

/s/ AXEL BOLTE	Director	March 1, 2023
Axel Bolte

/s/ PRAVIN DUGEL	Director and President	March 1, 2023
Pravin U. Dugel, M.D.

/s/ JANE P. HENDERSON	Director	March 1, 2023
Jane P. Henderson

/s/ CHRISTINE ANN MILLER	Director	March 1, 2023
Christine Ann Miller

/s/ CALVIN W. ROBERTS	Director	March 1, 2023
Calvin W. Roberts, M.D.

IVERIC bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IVERIC bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IVERIC bio, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

Accrued research and development costs

Description of the Matter
During 2022, the Company incurred $117 million of research and development expenses and accrued $12 million for research and development expenses as of December 31, 2022. As described in Note 2 to the Financial Statements, service agreements with third party service providers including contract research organizations (“CROs”) and contract development and manufacturing organizations (“CMOs”) comprise a significant component of the Company’s research and development activities. The timing and the amount of payments required under each individual arrangement are often different from the pattern of costs actually incurred. The Company accrues the cost of the services with these third-party organizations based on the extent of activities completed by vendors and measured by internal project managers.

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

Iselin, New Jersey
March 1, 2023

IVERIC bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$476,304	$261,447
Available for sale securities	170,531	120,302
Prepaid expenses and other current assets	15,991	5,739
Total current assets	662,826	387,488
Property and equipment, net	946	348
Right-of-use assets, net	1,182	1,522
Other assets	1,869	—
Total assets	$666,823	$389,358
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$11,555	$14,403
Accounts payable and accrued expenses	22,843	12,856
Lease liability, current	1,189	952
Total current liabilities	35,587	28,211
Lease liability, non-current	11	619
Debt, non-current	96,568	—
Total liabilities	132,166	28,830
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—0.001 par value, 200,000,000 shares authorized, 136,639,687 and 115,277,012 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	137	115
Additional paid-in capital	1,399,555	1,040,098
Accumulated deficit	(864,806)	(679,595)
Accumulated other comprehensive income	(229)	(90)
Total stockholders' equity	534,657	360,528
Total liabilities and stockholders' equity	$666,823	$389,358

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$117,012	$85,068	$62,784
General and administrative	72,894	29,689	25,952
Total operating expenses	189,906	114,757	88,736
Loss from operations	(189,906)	(114,757)	(88,736)
Interest income, net	2,264	245	500
Gain on sale of IC100 & IC200	2,369	—	—
Other income (expense), net	62	(10)	(6)
Loss before income tax benefit	(185,211)	(114,522)	(88,242)
Income tax benefit	—	—	3,695
Net loss	$(185,211)	$(114,522)	$(84,547)
Net loss per common share:
Basic and diluted	$(1.53)	$(1.12)	$(1.14)
Weighted average common shares outstanding:
Basic and diluted	121,037	101,866	74,185

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2022	2021	2020
Net loss	$(185,211)	$(114,522)	$(84,547)
Other comprehensive income
Unrealized (loss) gain on available-for-sale securities, net of tax	(139)	(93)	3
Other comprehensive (loss) income	(139)	(93)	3
Comprehensive loss	$(185,350)	$(114,615)	$(84,544)

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Junior Series A Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	49,627	$50	$597,679	$(480,526)	$—	$117,203
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs	—	—	28,504	28	116,855	—	—	116,883
Issuance of common stock in connection with private offering	—	—	8,649	9	33,228	—	—	33,237
Issuance of common stock under employee stock compensation plans	—	—	841	1	460	—	—	461
Share-based compensation	—	—	—	—	8,323	—	—	8,323
Issuance of common stock under the exercise of pre-funded warrants	—	—	2,500	2	(2)	—	—	—
Net loss	—	—	—	—	—	(84,547)	—	(84,547)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	3	3
Balance at December 31, 2020	—	$—	90,121	$90	$756,543	$(565,073)	$3	$191,563
Issuance of common stock through underwritten offering, net of issuance costs	—	—	23,748	24	270,295	—	—	270,319
Issuance of common stock under employee stock compensation plans	—	—	1,408	1	2,015	—	—	2,016
Share-based compensation	—	—	—	—	11,245	—	—	11,245
Net loss	—	—	—	—	—	(114,522)	—	(114,522)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	(93)	(93)
Balance at December 31, 2021	—	$—	115,277	$115	$1,040,098	$(679,595)	$(90)	$360,528
Issuance of common stock through underwritten offering, net of issuance costs	—	—	15,353	15	324,275	—	—	324,290
Issuance of common stock under employee stock compensation plans	—	—	6,010	7	8,506	—	—	8,513
Share-based compensation	—	—	—	—	26,676	—	—	26,676
Net loss	—	—	—	—	—	(185,211)	—	(185,211)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(139)	(139)
Balance at December 31, 2022	—	$—	136,640	$137	$1,399,555	$(864,806)	$(229)	$534,657

The accompanying notes are an integral part of these financial statements.

IVERIC bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2022	2021	2020
Operating Activities
Net loss	$(185,211)	$(114,522)	$(84,547)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	138	39	143
Amortization of debt issuance costs	466	—	—
Amortization of premium and discounts on investment securities	(623)	1,182	462
Proceeds from sale of IC100 & IC 200	(500)	—	—
Share-based compensation	26,676	11,245	8,323
Change in working capital	(31)	54	—
Changes in operating assets and liabilities:
Income tax receivable	—	1,765	—
Prepaid expense and other assets	(12,121)	(943)	(2,742)
Accrued interest receivable	296	438	(323)
Accrued research and development expenses	(2,848)	2,119	5,424
Accounts payable and accrued expenses	9,987	64	7,163
Net cash used in operating activities	(163,771)	(98,559)	(66,097)
Investing Activities
Purchase of marketable securities	(231,040)	(142,821)	(143,810)
Maturities of marketable securities	180,999	164,480	—
Purchase of property and equipment	(736)	(361)	—
Proceeds from sale of assets	500	—	—
Net cash provided by (used in) investing activities	(50,277)	21,298	(143,810)
Financing Activities
Proceeds from follow-on public offering, net	324,290	270,319	116,883
Proceeds from issuance of common stock related to private placement	—	—	33,237
Proceeds from employee stock plan purchases and stock option exercises	8,513	2,016	461
Proceeds from term loan	100,000	—	—
Payment of term loan issuance costs	(3,898)	—	—
Net cash provided by financing activities	428,905	272,335	150,581
Net increase (decrease) in cash and cash equivalents	214,857	195,074	(59,326)
Cash and cash equivalents
Beginning of period	261,447	66,373	125,699
End of period	$476,304	$261,447	$66,373
Supplemental disclosure of cash paid
Interest expense paid in cash	1,760	—	—
Income taxes received, net	$—	$(1,765)	$(3,327)
Supplemental disclosures of non-cash information related to investing activities
Change in unrealized gain (loss) on available for sale securities, net of tax	$(139)	$(93)	$3
Operating right-of-use assets obtained in exchange for lease obligations	$953	$2,086	$166
Preferred stock received for the sale of IC100 & IC200	$1,869	$—	$—

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
The Company’s lead asset is its clinical stage product candidate avacincaptad pegol (also referred to as ACP or Zimura), a complement C5 inhibitor. It is currently targeting the following diseases with ACP:

•Geographic Atrophy (“GA”), which is the advanced stage of AMD, and is characterized by marked thinning or atrophy of retinal tissue, leading to irreversible loss of vision;

•intermediate AMD, which is an earlier stage of AMD; and

•autosomal recessive Stargardt disease (“STGD1”), which is an orphan inherited condition characterized by progressive damage to the central portion of the retina (the “macula”) and other retinal tissue, leading to loss of vision.

In October 2019, the Company announced positive 12-month data for GATHER1, its first Phase 3 clinical trial evaluating ACP for the treatment of GA secondary to AMD. In GATHER1, 286 patients were randomized to receive various doses of ACP, including ACP 2 mg, or sham control. The Company observed a 27.7% (p-value = 0.0063) reduction in the mean rate of growth (slope) estimated based on GA area between the ACP 2 mg group and the corresponding sham control group over 12 months, when performing the primary analysis, and a 35.4% (p-value = 0.0050) reduction in the mean rate of growth (slope) estimated based on GA area between the two groups over 12 months, when performing the supportive analysis. These results are based on a post-hoc analysis of the GATHER1 data using the U.S. Food and Drug Administration (“FDA”) preferred primary efficacy endpoint analysis from the Company’s Special Protocol Assessment (“SPA”), which is described further below. The Company analyzed the endpoint by using the square root transformation of the GA area, which it refers to as the primary analysis, and the Company analyzed the endpoint by using the observed GA area (without square root transformation), which it refers to as the supportive analysis. In GATHER1, through month 12, the Company did not observe any events of endophthalmitis or ischemic optic neuropathy events, and only one case of intraocular inflammation, which was mild and transient and reported as related to the injection procedure. The incidence of choroidal neovascularization (“CNV”) in the study eye through month 12 was 6 patients (9.0%) in the ACP 2 mg group and 3 patients (2.7%) in the corresponding sham control group.

In June 2020, the Company started enrolling patients in GATHER2, its second Phase 3 clinical trial evaluating ACP for the treatment of GA secondary to AMD. In July 2021, the Company received a written agreement from the FDA under the SPA for the overall design of GATHER2. The SPA is a procedure by which the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for a new drug application (“NDA”). In connection with our SPA, the FDA recommended, and the Company accepted, modifying the primary efficacy endpoint for the GATHER2 trial from the mean rate of change in GA area over 12 months measured by fundus autofluorescence (“FAF”) at three timepoints: baseline, month 6 and month 12, to the mean rate of growth (slope) estimated based on GA area measured by FAF in at least three timepoints: baseline, month 6 and month 12.

In September 2022, the Company announced positive 12-month top-line data for GATHER2. In GATHER2, 448 patients were randomized on a 1:1 basis to receive ACP 2 mg or sham control over the first 12 months of the trial. At 12 months, the Company measured the primary efficacy endpoint in accordance with the SPA. In GATHER2, the Company observed a 14.3% (p-value = 0.0064) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the primary analysis, and a 17.7% (p-value = 0.0039) reduction in the mean rate of growth (slope) in GA area between the two groups at 12 months with the supportive analysis. The Company did not observe any events of endophthalmitis, intraocular inflammation events, events of vasculitis or ischemic optic neuropathy events through month 12,

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
1. Business (Continued)

and the incidence of choroidal neovascularization (“CNV”) in the study eye through month 12 was 15 patients (6.7%) in the ACP 2 mg group and 9 patients (4.1%) in the sham control group.

The Company believes that with the statistically significant results from its GATHER1 and GATHER2 trials and the safety profile of ACP to date, it has sufficient data from two independent, adequate and well-controlled pivotal clinical trials of ACP in GA secondary to AMD to support an application for marketing approval. In November 2022, ACP became the first investigational drug product to receive breakthrough therapy designation from the FDA for the treatment of GA secondary to AMD. In December 2022, the Company completed the rolling submission of its new drug application ("NDA") to the FDA for marketing approval of ACP for the treatment of GA secondary to AMD. In February 2023, the FDA accepted its NDA for filing and granted priority review with a Prescription Drug User Fee Act ("PDUFA") target action date of August 19, 2023.

In addition to ACP, the Company is developing its preclinical product candidate IC-500, a High temperature requirement A serine peptidase 1 protein (“HtrA1”) inhibitor, for GA secondary to AMD and potentially other age-related retinal diseases. Based on current timelines and subject to successful preclinical development and current good manufacturing practices manufacturing, the Company expects to submit an investigational new drug application to the FDA for IC-500 during the first half of 2024.

The Company’s portfolio also includes several ongoing gene therapy research programs, each of which uses adeno-associated virus (“AAV”) for gene delivery. These AAV mediated gene therapy programs are targeting the following orphan inherited retinal diseases (“IRDs”):

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
The Company considers debt securities with original maturities of greater than 90 days to be available-for-sale securities. Available-for-sale securities with original maturities of greater than one year are recorded as non-current assets. Available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded within other comprehensive income.
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
    As of December 31, 2022, the Company had cash, cash equivalents and available-for-sale securities of approximately $646.8 million. The Company believes that its cash, cash equivalents and available-for-sale securities as of December 31, 2022, will be sufficient to fund its operations and capital expenditure requirements as currently planned for at least the next 12 months from the filing of the Company's Annual Report on Form 10-K.
Concentration of Credit Risk
    The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents and available-for-sale securities. The Company maintains its cash in bank accounts, the balances of which generally exceed federally insured limits. The Company maintains its cash equivalents and available-for-sale securities in investments in money market funds, in U.S. Treasury securities, U.S. Government Agency securities, investment-grade corporate debt securities, asset-backed securities and debt instruments issued by foreign governments with original maturities of 90 days or less.
The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available-for-sale securities.
Concentration of Suppliers
 The Company historically relied upon a single third-party manufacturer to provide the drug substance for ACP on a purchase order basis. The Company also historically relied upon a single third-party manufacturer to provide fill/finish services for clinical supplies of ACP. The Company has engaged one additional third-party manufacturer to provide drug substance for ACP and one additional third-party manufacturer to provide fill/finish services for clinical supplies of ACP. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the polyethylene glycol starting material used to manufacture ACP. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of ACP.  The Company currently relies upon a single third-party contract manufacturer to provide the drug substance for IC-500 for preclinical toxicology studies and early-stage clinical trials and a single third-party contract manufacturer to conduct fill/finish services for IC-500 drug product. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties, insolvency or the impact of COVID-19, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
2. Summary of Significant Accounting Policies (Continued)
Equity Investments
The Company holds investments in equity securities without a readily determinable fair value. Equity investments without a readily determinable fair value are recognized at fair value and are adjusted for observable price changes, or when qualitative assessments indicate that impairment exists, which is recorded in other income (loss).
Financial Instruments
    Cash equivalents are reflected in the accompanying financial statements at fair value. The carrying amount of accounts payable and accrued expenses, including accrued research and development expenses, approximates fair value due to the short-term nature of those instruments. The carrying amount of the Company's term loan approximates fair value due to the variable interest rate nature of the debt.
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
Research and Development
    The Company's research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of the Company's product candidates and costs associated with its gene therapy research programs. The Company's research and development expenses consist of:
•external research and development expenses incurred under arrangements with third parties, such as contract research organizations ("CROs") and contract development and manufacturing organizations ("CDMOs") and other vendors for the production and analysis of drug substance and drug product; and
•employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
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
Share-Based Compensation
    The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors and certain other individuals, including employee stock options, restricted stock units (“RSUs”) and options granted to employees to purchase shares under the 2016 Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of estimated forfeitures. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period only when the performance-based milestone is deemed probable of achievement. If performance-based milestones are later determined not to be probable of achievement,

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
2. Summary of Significant Accounting Policies (Continued)
then all previously recorded stock-based compensation expense associated with such options will be reversed during the period in which the Company makes this determination. For grants containing a market condition, the Company estimated the fair value using a Monte Carlo simulation model which takes into consideration different stock price paths. The Company recognizes compensation expense for the market award on a straight-line basis over the derived service period. Compensation expense is recognized for market awards, so long as the requisite service is provided.
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
    The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020
Expected common stock price volatility	84%	114%	118%
Risk-free interest rate	1.38%-4.29%	0.31%-1.22%	0.22%-1.34%
Expected term of options (years)	4.6	5.2	4.6
Expected dividend yield	—	—	—
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
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
2. Summary of Significant Accounting Policies (Continued)
Share-based compensation expense includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as the option granted to employees to purchase shares under the ESPP, all of which have been reported in the Company’s Statements of Operations as follows:

	Years ended December 31,
	2022	2021	2020
Research and development	$11,865	$6,522	$4,166
General and administrative	14,811	4,723	4,157
Total	$26,676	$11,245	$8,323
-
Recently Adopted Accounting Pronouncements
The Company has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the SEC and believes that there are none that will have a material impact on the Company’s financial statements.
3. Common Stock
December 2022 Follow-on Public Offering
In December 2022, the Company completed an underwritten public offering in which the Company sold 15,352,500 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase 2,002,500 shares of the Company’s common stock, at a price to the public of $22.50 per share and at a price to the underwriters of $21.15 per share.
The net proceeds from the December 2022 public offering, after deducting underwriting discounts and commissions and other expenses payable by the Company totaling approximately $21.1 million, were approximately $324.3 million.
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
4. Net Income (Loss) Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of December 31, 2022, and 2021, the Company had zero and 3,164,280 pre-funded warrants outstanding, respectively, which if exercised, would increase the number of shares of common stock issued and outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Years ended December 31,
	2022	2021	2020
Basic and diluted net income (loss) per common share calculation:
Net loss	$(185,211)	$(114,522)	$(84,547)
Weighted average common shares outstanding - dilutive	121,037	101,866	74,185
Net loss per common share - basic and diluted	$(1.53)	$(1.12)	$(1.14)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Years ended December 31,
	2022	2021	2020
Stock options outstanding	12,402,629	10,861,483	8,927,698
Restricted stock units	3,025,941	2,246,269	1,958,383
Total	15,428,570	13,107,752	10,886,081

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

5. Cash, Cash Equivalents and Available-for-Sale Securities
As of December 31, 2022 and December 31, 2021 the Company had cash and cash equivalents of approximately $476.3 million and $261.4 million, respectively. Cash and cash equivalents at December 31, 2022 and December 31, 2021 included cash of $0.6 million and $9.9 million, respectively. As of December 31, 2022 and December 31, 2021, cash and cash equivalents also included $475.7 million and $251.5 million, respectively, of investments in money market funds.
As of December 31, 2022 and December 31, 2021, the Company held available-for-sale securities of approximately $170.5 million and $120.3 million, respectively, all of which have maturities of less than one year.
As of December 31, 2022, the Company determined that there were no credit losses in its available-for-sale securities. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
The Company classifies these securities as available-for-sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.
Available-for-sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$27,481	$3	$(61)	$27,423
Corporate debt securities	109,248	—	(119)	109,129
U.S. government agency securities	9,644	25	—	9,669
Asset-backed securities	19,360	—	(63)	19,297
Supranational securities	5,027	—	(14)	5,013
Total	$170,760	$28	$(257)	$170,531

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,202	$—	(16)	$18,185
Corporate debt securities	82,138	—	(57)	82,081
Asset-backed securities	16,008	—	(14)	15,995
Supranational securities	4,044	—	(3)	4,041
Total	120,392	—	(90)	120,302

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

6. Fair Value Measurements
The Company classifies its available-for-sale securities within the fair value hierarchy as Level 2 assets, as it primarily utilizes quoted market prices or rates for similar instruments to value these securities.
In December 2022, IVERIC bio Gene Therapy LL ("Iveric Subsidiary"), the Company's wholly owned subsidiary, entered into an Asset Purchase Agreement (the "Purchase Agreement") with Opus Genetics Inc. ("Opus"), a privately held company, pursuant to which Opus acquired all rights, title and interests in and to Iveric Subsidiary's assets primarily related to the Company's IC-100 and IC-200 product candidates, including the Company's exclusive license agreements with the University of Florida Research Foundation, Incorporated, and the Trustees of the University of Pennsylvania for both product candidates and certain related sponsored research agreements . Under the terms of the Purchase Agreement, the Iveric Subsidiary received (i) an upfront cash payment in the amount of $500,000 and (ii) 2,632,720 shares of Series Seed Preferred Stock of Opus (the "Opus shares"), par value $0.00001 per share, pursuant to a Stock Issuance Agreement (the "Opus SPA") that the parties entered into concurrently with the Purchase Agreement, resulting in the Iveric Subsidiary owning of a high single-digit percentage of the outstanding capital stock of Opus on a fully diluted basis. The Purchase Agreement and the Opus SPA provide for Opus to issue additional shares of capital stock that will maintain Iveric Subsidiary’s ownership at a mid to high single-digit percentage of the fully diluted outstanding capital stock of Opus through Opus’s next round of financing in which it raises a specified minimum amount of gross proceeds. Iveric Subsidiary is also eligible to receive (i) contingent development and regulatory milestone payments of up to $12.8 million and (ii) additional sales milestone payments of up to $98.9 million from Opus. Further, the Iveric Subsidiary will receive, on a country-by-country and product-by-product basis, an earn-out of a low single-digit percentage on net sales of IC-100 and IC-200. The fair value of the contingent consideration was determined to be de minimus.
In connection with the Purchase Agreement, the Company recognized the Opus shares at a fair value of $1.9 million using an option pricing valuation model that included assumptions for the volatility of Opus common stock (based on the historical volatility of similar companies), weighted time to exit, and market adjustments (Level 3 inputs). The Opus shares are presented within "other assets" in the accompanying Consolidated Balance Sheets.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$475,689	$—	$—
Investments in U.S. Treasury securities	$27,423	$—	$—
Investments in corporate debt securities	$—	$109,129	$—
Investments in U.S. government agency securities	—	$9,669	—
Investments in asset-backed securities	$—	$19,297	$—
Investments in supranational securities	$—	$5,013	$—

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$251,488	$—	$—
Investments in U.S. Treasury securities	$18,185	$—	$—
Investments in corporate debt securities	$—	$82,081	$—
Investments in asset-backed securities	$—	$15,995	$—
Investments in supranational securities	—	4,041	—

*Investments in money market funds are reflected in cash and cash equivalents in the accompanying Consolidated Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2022 or December 31, 2021.
7. Licensing and Commercialization Agreements
ACP License Agreement with Archemix Corp.

In September 2011, the Company entered into an amended and restated exclusive license agreement with Archemix Corp. ("Archemix") relating to anti-C5 aptamers (as amended, the "C5 License Agreement"). The C5 License Agreement superseded a July 2007 agreement between the Company and Archemix. Under the C5 License Agreement, the Company holds exclusive worldwide licenses, subject to certain pre–existing rights, under specified patents and technology owned or controlled by Archemix to develop, make, use, sell, offer for sale, distribute for sale, import and export pharmaceutical products comprised of or derived from an anti-C5 aptamer, including ACP, for the prevention, treatment, cure or control of human indications, diseases, disorders or conditions of the eye, adnexa of the eye, orbit and optic nerve, other than certain expressly excluded applications.

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

Under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including ACP, it is obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if it achieves specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, it is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if it achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. It is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments it may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.

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
License Agreement with DelSiTech Ltd.
On June 30, 2022, the Company entered into a license agreement (the “DelSiTech License Agreement”) with DelSiTech Ltd. (“DelSiTech”). Under the DelSiTech License Agreement, DelSiTech granted the Company a worldwide, exclusive license under specified patent rights and know-how to develop, have developed, make, have made, use, offer to sell, sell, have sold, otherwise commercialize, export and import ACP using DelSiTech’s silica-based sustained release technology for the treatment of diseases of the eye in humans (the “Licensed Product”). The Company may grant sublicenses of the licensed patent rights and know-how without DelSiTech’s consent.
The Company paid DelSiTech a €1.25 million upfront license fee, which was recognized as a research and development expense during the three months ended June 30, 2022. Under the DelSiTech License Agreement, the Company is further obligated to pay DelSiTech, up to an aggregate of €35.0 million, if the Company achieves specified clinical and development milestones with respect to the Licensed Product. In addition, the Company is also obligated to pay DelSiTech up to an aggregate of €60.0 million if the Company achieves specified commercial sales milestones with respect to worldwide net sales of the Licensed Product. Due to the uncertainty of the achievement of these milestones, the Company will account for any additional payments if and when such milestones are met.
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

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)

8. Property and Equipment
Property and equipment as of December 31, 2022 and 2021 were as follows:

	Useful Life (Years)	December 31, 2022	December 31, 2021
Research, manufacturing and clinical equipment	5 - 10	$548	$283
Computer, software and other office equipment	5	1,201	933
Furniture and fixtures	7	203	—
Automobile	5	125	125
		2,077	1,341
Accumulated depreciation		(1,131)	(993)
Property and equipment, net		$946	$348
For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $138 thousand, $39 thousand and $143 thousand, respectively.

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
    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2022	2021	2020
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	7.3%	8.1%	14.8%
Permanent items	1.8%	0.7%	0.2%
Impact of state rate changes	—%	(3.8)%	0.1%
Research and development credit	3.7%	3.3%	3.1%
Change in valuation allowance	(33.8)%	(29.3)%	(34.8)%
Effective income tax rate	—%	—%	4.4%

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
9. Income Taxes (Continued)
The components of income tax benefit are as follows:

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	—	(3,695)
Deferred:
Federal	—	—	—
State	—	—	—
Income tax benefit	$—	$—	$(3,695)
Significant components of the Company's deferred tax assets (liabilities) for 2022 and 2021 consist of the following:

	As of December 31,
	2022	2021
Deferred tax assets (liabilities)
License and technology payments	$4,335	$5,356
Share-based compensation	25,677	21,614
Capitalized R&D	27,527	—
Unrecognized losses from securities	65	—
Accrued expenses	483	320
Right-of-use asset	(335)	(430)
Lease obligation	340	444
Depreciation	(23)	1
Federal and state net operating loss carryforwards	190,163	165,401
Research and development credits	20,931	13,742
Other	35	20
Deferred income tax assets	269,198	206,468
Valuation allowance	(269,198)	(206,468)
Net deferred tax assets	$—	$—
The Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.
The Company incurred tax losses in 2022 and 2021. The Company has carried forward its federal and state tax losses due to the inability of carryback claims. Federal NOLs incurred prior to 2018 will begin to expire in 2034 if not utilized. Post 2017 Federal NOLs have an unlimited life. The state NOLs are expected to begin to expire in 2025. Due to the Company's history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those remaining deferred tax assets that are not expected to be realized. In October 2022, the Company was approved to receive approximately $12.5 million through the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program") which allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits. As of December 31, 2022, the Company has not received any funds from the Program. As of December 31, 2022, the Company has federal NOL carryforwards of approximately $658.2 million. Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, use of the Company’s federal

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
9. Income Taxes (Continued)
and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. In October 2021, the Company experienced an ownership change as defined in IRC Section 382. The Company does not anticipate the limitations imposed by IRC Sections 382 and 383 to have a material impact on its ability to utilize net operating losses and credits in future years.
For the years ended December 31, 2022 and 2021, the Company recorded no benefit from income taxes. For the year ended December 31, 2020, the Company recorded an income tax benefit of $3.7 million primarily to reflect the settlements of local tax audits.
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
With respect to the remaining deferred tax assets, except for the AMT credits previously discussed above, there was no change in the amount of assets realizable at December 31, 2022.
Pursuant to ASC 740-10, Accounting for Uncertainty in Income Taxes, the Company routinely evaluates the likelihood of success if challenged on income tax positions claimed on its income tax returns. During the year ended December 31, 2022, there was no change in the Company's uncertain tax liability.
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
The Company is currently subject to audit by the U.S. Internal Revenue Service, or IRS, for the years 2019 through 2021, and state tax jurisdictions for the years 2018 through 2021. However, the IRS or state tax authorities may still examine and adjust an NOL or R&D credit arising from a closed year to the extent it is utilized in a year that remains subject to audit. The Company’s previously filed income tax returns are not presently under audit by the IRS or state tax authorities.
10. Loan and Security Agreement
On July 26, 2022 (the “Closing Date”), the Company and certain of its subsidiaries (the “Subsidiary Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (in such capacity, the “Agent”) and as a lender, Silicon Valley Bank (“SVB”) and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $250.0 million under multiple tranches (the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $50.0 million, which was drawn on the Closing Date; (ii) a second tranche consisting of term loan advances in the aggregate principal amount of $50.0 million which was drawn in December 2022; (iii) a third tranche consisting of term loan advances in the aggregate principal amount of $25.0 million, available at the Company’s option through September 30, 2023; (iv) subject to FDA

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
10. Loan and Security Agreement (Continued)
approval of ACP in GA with a label generally consistent with that sought in the Company’s NDA (“Milestone 3”), a fourth tranche consisting of term loan advances in the aggregate principal amount of $75.0 million, available at the Company’s option beginning on the date that Milestone 3 is achieved and continuing through the earlier of (x) September 30, 2024 and (y) the date that is 90 days after the date that Milestone 3 is achieved; and (v) subject to approval by the Lenders’ investment committee in its discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available on or before the Amortization Date (as defined below). With the exception of the first $50.0 million tranche drawn on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at the Company's election upon achievement of the relevant conditions specified in the Loan Agreement. The Company has agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general corporate purposes.
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
The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) during the period commencing on May 15, 2023 through August 14, 2024. Commencing on August 15, 2024, the Company will also be required to maintain a certain minimum amount of trailing six-month net product revenue from the sale of ACP, tested on a quarterly basis. The revenue covenant will be waived at any time at which the Company (x) (i) maintains a market capitalization in excess of $600.0 million and (ii) maintains Qualified Cash in an amount greater than or equal to fifty percent (50%) of the outstanding 2022 Term Loan Facility at such time or (y) maintains Qualified Cash in an amount greater than or equal to ninety percent (90%) of the outstanding 2022 Term Loan Facility at such time. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the business, operations, properties, assets or financial condition of the Company and the Subsidiary Borrowers taken as a whole, and subject to any specified cure

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
10. Loan and Security Agreement (Continued)
periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of December 31, 2022, the Company was in compliance with all applicable covenants under the Loan Agreement.
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
During the year ended December 31, 2022, the Company recognized interest expense on its Consolidated Statements of Operations and Comprehensive Loss in connection with the 2022 Term Loan Facility as follows:

Year ended December 31, 2022
Interest expense for 2022 Term Loan Facility	$2,486
Accretion of end of term charge	215
Amortization of debt issuance costs	251
Total interest expense related to 2022 Term Loan Facility	$2,952
The principal balance of the 2022 Term Loan Facility and related accretion and amortization as of December 31, 2022, were as follows:

December 31, 2022
2022 Term Loan Facility, gross (amount drawn)	$100,000
Debt issuance costs	(3,898)
Accretion of end of term charge	215
Accumulated amortization of debt issuance costs	251
2022 Term Loan Facility, net	$96,568

11. Operating Leases
The Company leases office spaces located in Parsippany, New Jersey and Cranbury, New Jersey under non-cancelable operating lease arrangements. The Company's Parsippany, New Jersey office space lease expires in August 2023 and the Company's Cranbury, New Jersey office space lease expires in February 2024.
For the years ended December 31, 2022, 2021 and 2020, lease and rent expense was $1.4 million, $0.7 million, and $0.6 million, respectively. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $1.4 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the Company's operating leases had a weighted average remaining lease term of 0.7 years and a weighted average estimated incremental borrowing rate of 5.6%.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
11. Operating Leases (Continued)
The following presents the maturity of the Company's operating lease liabilities as of December 31, 2022:

December 31, 2022
2023	1,216
2024	11
Total minimum lease payments	1,227
Less imputed interest	(27)
Present value of minimum lease payments	1,200
Less current portion	1,189
Total long-term operating lease liabilities	$11
12. Commitments and Contingencies
ACP - Archemix Corp.
The Company is party to an agreement with Archemix Corp. (“Archemix”) under which the Company in-licensed rights in certain patents, patent applications and other intellectual property related to ACP and pursuant to which the Company may be required to pay sublicense fees and make milestone payments (the “C5 License Agreement”). Under the C5 License Agreement, for each anti-C5 aptamer product that the Company may develop under the agreement, including ACP, the Company is obligated to make additional payments to Archemix of up to an aggregate of $50.5 million if the Company achieves specified development, clinical and regulatory milestones, with $24.5 million of such payments relating to a first indication, $23.5 million of such payments relating to second and third indications and $2.5 million of such payments relating to sustained delivery applications. Under the C5 License Agreement, the Company is also obligated to make additional payments to Archemix of up to an aggregate of $22.5 million if the Company achieves specified commercial milestones based on net product sales of all anti-C5 products licensed under the agreement. The Company is also obligated to pay Archemix a double-digit percentage of specified non-royalty payments the Company may receive from any sublicensee of its rights under the C5 License Agreement. The Company is not obligated to pay Archemix a running royalty based on net product sales in connection with the C5 License Agreement.
ACP Sustained Release Delivery Technology - DelSiTech
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
On August 31, 2018, a shareholder derivative action was filed against current and former members of the Company's board of directors and certain current and former officers of the Company in the United States District Court for the Southern District of New York, captioned Luis Pacheco v. David R. Guyer, et al., Case No. 1:18-cv-07999. The complaint, which is based substantially on the facts alleged in the CAC, alleges that the defendants breached their fiduciary duties to the Company and wasted the Company's corporate assets by failing to oversee the Company's business, and also alleges that the defendants were unjustly enriched as a result of the alleged conduct, including through receipt of bonuses, stock options and similar compensation from the Company, and through sales of the Company's stock between March 2, 2015 and December 12, 2016. The complaint purports to seek unspecified damages on the Company's behalf, attorneys’ fees, and other costs, as well as an order directing the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws, including submitting certain proposed amendments to the Company's corporate charter, bylaws and corporate governance policies for vote by the Company's stockholders. On December 14, 2018, the Company filed a motion to dismiss the complaint. On September 19, 2019, the court denied its motion to dismiss this complaint. This matter was subsequently referred to a special litigation committee (“SLC”) of the Company's board of directors. On February 18, 2020, the Company filed an answer to the complaint. The Company and the plaintiff agreed to stay this litigation while the SLC conducts its investigation. On May 4, 2020, the court approved the stipulation and stayed the litigation through November 1, 2020. By agreement of the parties, the court has since extended the stay through June 26, 2021. The Company also entered into tolling agreements with the defendant directors to December 2022. On January 27, 2022, the parties executed a settlement agreement (the “Stipulation of Settlement”). On November 3, 2022, the court issued an order preliminarily approving the settlement. On January 27, 2023, the court granted final approval of the settlement. This settlement did not have a material impact on the Company's financial condition.
On October 16, 2018, the Company’s board of directors received a shareholder demand to investigate and commence legal proceedings against certain members of the Company’s board of directors. The demand alleges facts that are substantially similar to the facts alleged in the CAC and the Pacheco complaint and asserts claims that are substantially similar to the claims asserted in the Pacheco complaint. On January 30, 2019, the Company’s board of directors received a second shareholder demand from a different shareholder to investigate and commence legal proceedings against certain current and former members of the Company’s board of directors based on allegations that are substantially similar to the allegations contained in the first demand letter. These shareholder demands were referred to a demand review committee of the Company's board of directors. On May 6, 2021, the shareholders who served the October 16, 2018 demand filed a shareholder derivative action against current and former members of the Company’s board of directors and certain current and former officers of the Company in the New York Supreme Court, captioned Brian Ferber et al., derivatively on behalf of Ophthotech Corporation v. Axel Bolte et al., Index No. 154462/2021. The complaint asserts the same claims as those asserted in the Pacheco complaint and is based on factual allegations that are materially similar to the allegations in the Pacheco complaint. On June 22, 2021, the parties filed a stipulation staying the Ferber action until 60 days after the SLC concludes its investigation. On January 27, 2022, the parties executed the Stipulation of Settlement referred to above, settling the matter. On November 3, 2022, the court issued an order preliminarily approving the settlement. On January 27, 2023, the court granted final approval of the settlement. The settlement did not have a material impact on the Company's financial condition.
13. Stock-Based Compensation and Compensation Plans
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
13. Stock-Based Compensation and Compensation Plans (Continued)
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
Annual increases under the evergreen provisions of the 2013 Plan have resulted in the addition of an aggregate of approximately 18,166,000 additional shares to the 2013 Plan, including for 2023, an increase of approximately 2,542,000 shares. As of December 31, 2022, the Company had approximately 166,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted the 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In March 2020, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of its common stock for issuance under the plan and in February 2021, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 600,000 shares of its common stock for issuance under the plan. In September 2021, December 2021 and May 2022, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares of common stock for issuance under the plan during each of the instances. In February 2023, the Company's board of directors further amended the 2019 Inducement Plan to reserve an additional 2,000,000 shares of common stock for issuance under the plan. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. As of December 31, 2022, the Company had approximately 791,000 shares available for grant under the 2019 Inducement Plan.
In April 2016, the board of directors adopted the ESPP pursuant to which the Company may sell up to an aggregate of 1,000,000 shares of common stock. The ESPP was approved by the Company’s stockholders in June 2016. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period during the term of the ESPP. The first offering period began in September 2016. In December 2022, the ESPP was amended to permit employees to enroll any of four times each year.

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
13. Stock-Based Compensation and Compensation Plans (Continued)
A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of December 31, 2022, 2021 and 2020 is as follows (in thousands except weighted average exercise price):

	Years ended December 31,
	2022		2021		2020
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2021	10,861	$10.94	8,928	$9.22	6,780	$10.89
Granted	3,812	$19.48	3,204	$13.03	2,630	$6.10
Exercised	(2,066)	$3.84	(646)	$2.80	(109)	$2.89
Expired or forfeited	(204)	$14.08	(625)	$8.87	(373)	$19.49
Outstanding, December 31, 2022	12,403	$14.70	10,861	$10.94	8,928	$9.22

	Years ended December 31,
	2022	2021	2020
Options exercisable at December 31, 2022	5,457	5,584	4,462
Weighted average grant date fair value (per share) of options granted during the period	$13.57	$10.53	$4.83

As of December 31, 2022, there were approximately 11,847,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $14.66 per option; the weighted-average remaining contractual life of these options was 7.5 years; and the aggregate intrinsic value of these options was approximately $106.2 million. A summary of the stock options outstanding and exercisable as of December 31, 2022 is as follows (in thousands except exercise prices and weighted average exercise price):

		December 31, 2022
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.20-$2.96	1,266	5.3	$2.43	1,263	$2.43
$2.97-$4.88	1,280	6.1	$4.02	1,021	$4.08
$4.89-$8.07	2,319	7.8	$6.73	1,171	$6.58
$8.08-$15.00	2,644	8.6	$12.88	705	$12.67
$15.01-$73.22	4,894	7.9	$25.43	1,297	$38.68
	12,403	7.6	$14.70	5,457	$13.57
Aggregate Intrinsic Value	$109,659			$66,270
Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the years ended December 31, 2022, 2021 and 2020, respectively, were as follows:

	Years ended December 31,
	2022	2021	2020
Cash proceeds from options exercised	$7,943	$1,808	$314
Aggregate intrinsic value of options exercised	$23,628	$4,997	$393

IVERIC bio, Inc.
Notes to Financial Statements (Continued)
(tabular dollars and shares in thousands, except per share data)
13. Stock-Based Compensation and Compensation Plans (Continued)
In connection with stock option awards granted to employees, non-employees directors and certain other individuals, the Company recognized approximately $16.1 million, $6.5 million and $4.7 million in share-based compensation expense during the years ended December 31, 2022, 2021 and 2020, respectively, net of expected forfeitures. As of December 31, 2022, there were approximately $66.9 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 3.2 years.
The following table presents a summary of the Company's outstanding RSU awards granted as of December 31, 2022 (in thousands except weighted average grant-date fair value)

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2021	2,246	$9.82
Awarded	1,565	$19.15
Vested	(739)	$7.81
Expired or forfeited	(46)	$10.96
Outstanding, December 31, 2022	3,026	$15.12

As of December 31, 2022, there were approximately 2,788,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. The weighted-average fair value of these RSUs was $15.12 per share; and the aggregate intrinsic value of these RSUs was approximately $59.7 million.

In connection with RSUs granted to employees, non-employees directors and certain other individuals, the Company recognized approximately $10.2 million, $4.6 million and $3.3 million in share-based compensation expense during the years ended December 31, 2022, 2021, and 2020, respectively, net of expected forfeitures. As of December 31, 2022, there was approximately $36.4 million of unrecognized compensation costs, net of estimated forfeitures, related to RSU grants, which are expected to be recognized over a remaining weighted average period of 3.3 years. The total fair value of the RSUs that vested during the year ended December 31, 2022, was $5.8 million.

In connection with the ESPP made available to employees, the Company recognized approximately $0.4 million and $0.2 million of share-based compensation expense during the years ended December 31, 2022, and December 31, 2021, respectively, net of expected forfeitures. As of December 31, 2022, there was $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to the ESPP, which are expected to be recognized over 0.2 years. There were 41,016 and 51,951 shares of common stock issued under the ESPP during the year ended December 31, 2022, and 2021, respectively. Cash proceeds from ESPP purchases were approximately $0.5 million and $0.3 million during the year ended December 31, 2022, and 2021, respectively. As of December 31, 2022, 712,394 shares were available for future purchases under the ESPP.

14. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company's matching contributions to employees totaled approximately $1.0 million, $0.6 million and $0.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.