Form 10-Q
period 2023-03-31
IVERIC bio, Inc.
filed 2023-05-10
CIK 1410939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
As of May 1, 2023 there were 137,782,748 shares of Common Stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•statements related to the transactions contemplated by the Agreement and Plan of Merger, dated as of April 28, 2023, or the Merger Agreement, among us, Astellas US Holding, Inc., a Delaware corporation, or Astellas, Berry Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Astellas, or Merger Sub, and solely as provided by Section 8.10(b) of the Merger Agreement, Astellas Pharma Inc., a company organized under the laws of Japan, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into our company, or the Merger, with our company surviving the Merger as a wholly owned subsidiary of Astellas, including our expectations regarding the consummation of the Merger within the timeframe anticipated, or at all;
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
•our plans and ability to acquire rights to additional product candidates or technologies to treat retinal diseases, including additional sustained release delivery technologies for ACP;
•our intellectual property position;
•the impact of existing and new governmental laws and regulations; and
•our competitive position.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and our stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on March 1, 2023, and in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” sections that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, licenses, dispositions, joint ventures or investments we may make. In particular, except as otherwise indicated, our forward-looking statements do not assume the consummation of the proposed acquisition of our company by Astellas. If the Merger is consummated, many of the forward-looking statements contained in this Quarterly Report on Form 10-Q would no longer be applicable.
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

In connection with the proposed acquisition by Astellas, we will be filing documents with the SEC, including preliminary and definitive proxy statements relating to the proposed acquisition. This document is not a substitute for the proxy statement or any other document which we may file with the SEC. The definitive proxy statement will be mailed to our stockholders in connection with the proposed acquisition. This Quarterly Report on Form 10-Q is not a substitute for the proxy statement or any other document that may be filed by us with the SEC. BEFORE MAKING ANY VOTING DECISION, OUR INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PRELIMINARY AND DEFINITIVE PROXY STATEMENTS AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED ACQUISITION OR INCORPORATED BY REFERENCE IN THE PROXY STATEMENT WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED ACQUISITION. Any vote in respect of resolutions to be proposed at our stockholder meeting to approve the proposed acquisition or other responses in relation to the proposed acquisition should be made only on the basis of the information contained in our proxy statement relating to the proposed acquisition. Investors and security holders may obtain free copies of these documents (when they are available) and other related documents filed with the SEC at the SEC’s web site at www.sec.gov, and all documents filed by us with the SEC are available to all of our stockholders free of charge at https://investors.ivericbio.com/financial-information/sec-filings or by contacting our investor relations department at the following:

IVERIC bio, Inc.
Kathy Galante
Senior Vice President, Investor Relations
kathy.galante@ivericbio.com

We, and our directors, executive officers and other members of management and certain other people may be deemed to be participants in the solicitation of proxies in connection with the proposed acquisition by Astellas. Information about our directors and executive officers is included in the proxy statement for our 2023 annual meeting of stockholders, filed with the SEC on April 5, 2023. Additional information regarding these persons and their interests in the proposed acquisition will be included in the proxy statement relating to the proposed acquisition when it is filed with the SEC. These documents, when available, can be obtained free of charge from the sources indicated above.

USE OF TRADEMARKS
The trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks named in this Quarterly Report on Form 10-Q after their first reference in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IVERIC bio, Inc.
Condensed Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$467,572	$476,304
Available for sale securities	132,349	170,531
Prepaid expenses and other current assets	11,622	15,991
Total current assets	611,543	662,826
Property and equipment, net	1,109	946
Right-of-use asset, net	755	1,182
Other assets	—	1,869
Total assets	$613,407	$666,823
Liabilities and Stockholders' Equity
Current liabilities
Accrued research and development expenses	$20,574	$11,555
Accounts payable and accrued expenses	18,026	22,843
Lease liability	774	1,189
Total current liabilities	39,374	35,587
Lease liability, non-current	—	11
Debt, non-current	96,987	96,568
Total liabilities	136,361	132,166
Stockholders' equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—$0.001 par value, 200,000,000 shares authorized, 137,249,579 and 136,639,687 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	137	137
Additional paid-in capital	1,414,043	1,399,555
Accumulated deficit	(937,035)	(864,806)
Accumulated other comprehensive income	(99)	(229)
Total stockholders' equity	477,046	534,657
Total liabilities and stockholders' equity	$613,407	$666,823

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$42,083	$22,557
General and administrative	31,758	12,113
Total operating expenses	73,841	34,670
Loss from operations	(73,841)	(34,670)
Interest income, net	3,461	133
Other (expense) income, net	(1,849)	1
Loss before income tax benefit	(72,229)	(34,536)
Income tax benefit	—	—
Net loss	$(72,229)	$(34,536)
Comprehensive loss	$(72,099)	$(34,840)
Net loss per common share:
Basic and diluted	$(0.53)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	137,087	118,755

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	136,640	$137	$1,399,555	$(864,806)	$(229)	$534,657
Issuance of common stock under employee stock compensation plans	—	—	610	—	2,589	—	—	2,589
Share-based compensation	—	—	—	—	11,899	—	—	11,899
Net loss	—	—	—	—	—	(72,229)	—	(72,229)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	130	130
Balance at March 31, 2023	—	$—	137,250	$137	$1,414,043	$(937,035)	$(99)	$477,046

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	115,277	$115	$1,040,098	$(679,595)	$(90)	$360,528
Issuance of common stock under employee stock compensation plans	—	—	697	1	2,079	—	—	2,080
Share-based compensation	—	—	—	—	5,386	—	—	5,386
Net loss	—	—	—	—	—	(34,536)	—	(34,536)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(304)	(304)
Balance at March 31, 2022	—	$—	115,974	$116	$1,047,563	$(714,131)	$(394)	$333,154

The accompanying unaudited notes are an integral part of these financial statements.

IVERIC bio, Inc.
Condensed Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(72,229)	$(34,536)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other expense	70	21
Amortization and accretion of term loan related costs	419	—
Amortization of premium and discounts on investment securities	(1,289)	300
Share-based compensation	11,899	5,386
Changes in operating assets and liabilities:
Prepaid expense and other assets	6,238	435
Accrued interest receivable	96	(66)
Accrued research and development expenses	9,019	(1,486)
Accounts payable and accrued expenses	(4,817)	(7,562)
Change in working capital	1	(4)
Net cash used in operating activities	(50,593)	(37,512)
Investing Activities
Purchase of marketable securities	—	(48,897)
Purchase of property and equipment	(233)	(116)
Maturities of marketable securities	39,505	14,865
Net cash provided by (used in) investing activities	39,272	(34,148)
Financing Activities
Proceeds from employee stock plan purchases	2,589	2,080
Net cash provided by financing activities	2,589	2,080
Net decrease in cash and cash equivalents	(8,732)	(69,580)
Cash and cash equivalents
Beginning of period	476,304	261,447
End of period	$467,572	$191,867
Supplemental disclosure of cash paid
Interest expense paid in cash	$2,406	$—

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
On April 28, 2023, the Company, Astellas US Holding, Inc., a Delaware corporation (“Astellas”), Berry Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Astellas (“Merger Sub”), and solely as provided by Section 8.10(b) of the Merger Agreement, Astellas Pharma Inc., a company organized under the laws of Japan (“Guarantor”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), discussed further in Note 11, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Astellas. Consummation of the Merger is subject to customary closing conditions, including, without limitation, obtaining the required regulatory approvals and approval by the Company’s stockholders.

The Company’s lead asset is its clinical stage product candidate avacincaptad pegol (also referred to as ACP), a complement C5 inhibitor. It is currently targeting the following diseases with avacincaptad pegol:

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

In March 2023, the Company announced results from an exploratory time-to-event analysis from the GATHER1 and GATHER2 clinical trials evaluating reduction in vision loss with avacincaptad pegol 2 mg versus sham treatment. The GATHER1 and GATHER2 clinical trials were designed to evaluate the rate of GA lesion growth in patients with GA secondary to AMD. The post-hoc analysis for vision loss from these pivotal trials signals up to a 59% reduction in rate of vision loss with avacincaptad pegol 2 mg compared to sham treatment at 12 months. The results were consistent in the GATHER1 and GATHER2 clinical trials independently, signaling a 44% reduction (Hazard Ratio 0.56 with 95% CI, 0.15-2.06) and a 59% percent reduction (Hazard Ratio 0.41 with 95% CI, 0.17-1.00) respectively in the rate of vision loss with avacincaptad pegol 2 mg compared to sham over the first 12 months of treatment. In a combined analysis of GATHER1 and GATHER2, patients treated with avacincaptad pegol 2 mg experienced a 56% reduction (Hazard Ratio 0.44, with 95% CI, 0.21-0.92) in the rate of vision loss compared to sham over the first 12 months of treatment. Vision loss in this analysis was defined as a loss of ≥15 letters (EDTRS) in best corrected visual acuity (“BCVA”) from baseline measured at any two consecutive visits up to month 12.

The Company believes that with the statistically significant results from its GATHER1 and GATHER2 trials and the safety profile of avacincaptad pegol to date, it has sufficient data from two independent, adequate and well-controlled pivotal clinical trials of avacincaptad pegol in GA secondary to AMD to support an application for marketing approval. In November 2022, the FDA granted breakthrough therapy designation to ACP for the treatment of GA secondary to AMD. In December 2022, the Company completed the rolling submission of its NDA to the FDA for marketing approval of avacincaptad pegol for the treatment of GA secondary to AMD. In February 2023, the FDA accepted its NDA for filing and granted priority review with a Prescription Drug User Fee Act (“PDUFA”) target action date of August 19, 2023.

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

2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.
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
The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Available for Sale Securities
The Company considers debt securities with original maturities of greater than 90 days to be available-for-sale securities. Available-for-sale securities with original maturities of greater than one year are recorded as non-current assets. Available-for -sale securities are recorded at fair value and unrealized gains and losses are recorded within other comprehensive income.
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
Concentration of Suppliers
The Company historically relied upon a single third-party manufacturer to provide the drug substance for avacincaptad pegol on a purchase order basis. The Company also historically relied upon a single third-party manufacturer to provide fill/finish services for avacincaptad pegol drug product. The Company has engaged one additional third-party manufacturer to provide drug substance for avacincaptad pegol. The Company has also engaged a single third-party manufacturer to provide packaging services and the finished goods for avacincaptad pegol. In addition, the Company currently relies upon a single third-party supplier to supply on a purchase order basis the polyethylene glycol starting material used to manufacture avacincaptad pegol. Furthermore, the Company and its contract manufacturers currently rely upon sole-source suppliers of certain raw materials and other specialized components of production used in the manufacture and fill/finish of avacincaptad pegol. The Company currently relies upon a single third-party contract manufacturer to conduct process development, scale-up and current Good Manufacturing Practices (“cGMP”) manufacture of the drug substance for IC-500 for preclinical toxicology studies and early-stage clinical trials and a single third-party contract manufacturer to conduct fill/finish services for IC-500. If the Company’s third-party manufacturers or fill/finish service providers should become unavailable to the Company for any reason, including as a result of capacity constraints, different business objectives, financial difficulties, insolvency or the COVID-19 pandemic, the Company believes that there are a limited number of potential replacement manufacturers, and the Company likely would incur added costs and delays in identifying or qualifying such replacements.
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
Financial Instruments
Cash equivalents and available for sale securities are reflected in the accompanying financial statements at fair value. The carrying amount of accounts payable and accrued expenses, including accrued research and development expenses, approximates fair value due to the short-term nature of those instruments. The carrying amount of the Company’s term loan approximates fair value due to the variable interest rate nature of the debt.
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
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and available for sale securities.

The Company maintains its cash in bank accounts, the balances of which generally exceed federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. As more fully described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments”, on July 26, 2022 (the “Closing Date”), the Company and certain of its subsidiaries (the “Subsidiary Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with

Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (in such capacity, the “Agent”) and as a lender, Silicon Valley Bank (“SVB”) and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement contains a financial covenant requiring the Company and certain of the Subsidiary Borrowers, starting on the one (1) year anniversary of the Closing Date (July 26, 2023), to (i) maintain all of their respective operating accounts, depository accounts and excess cash in the United States with SVB or an SVB affiliate and (ii) obtain any business card, letter of credit and other material cash management services in the United States exclusively from SVB or an SVB affiliate.

The Company maintains its cash equivalents and available for sale securities in investments in money market funds, in U.S. Treasury securities, asset-backed securities and investment-grade corporate debt securities with original maturities of 90 days or less.

The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available for sale securities.
Leases
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, it recognizes a right-of-use (“ROU”) asset and operating lease liability on the Company's Condensed Unaudited Consolidated Balance Sheet. ROU lease assets represent the Company's right to use the underlying asset for the lease term and the lease obligation represents the Company's commitment to make the lease payments arising from the lease. ROU lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit discount rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU lease assets include any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all office lease agreements the Company combines lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the Company's Condensed Unaudited Consolidated Balance Sheet.
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
Research and Development
The Company's research and development expenses primarily consist of costs associated with the manufacturing, development and preclinical and clinical testing of the Company’s product candidates and costs associated with its gene therapy research programs. The Company's research and development expenses consist of:
•external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”) and other vendors for the production and analysis of drug substance and drug product; and
•employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
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
Share-Based Compensation
The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and non-employee directors, including employee stock options, restricted stock units (“RSUs”) and options granted to employees to purchase shares under the 2016 Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of estimated forfeitures. For grants containing performance-based vesting provisions, expense is recognized over the estimated achievement period only when the performance-based milestone is deemed probable of achievement. If performance-based milestones are later determined not to be probable of achievement, then all previously recorded stock-based compensation expense associated with such options will be reversed during the period in which the Company makes this determination.
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
Stock Options
The Company estimates the fair value of stock options granted to employees, consultants, and non-employee directors on the date of grant using the Black-Scholes option-pricing model. The Company's computation of stock-price volatility is based on daily historical volatility during the time period that corresponds to the expected option term. The Company's computation of expected term is determined using the expected term of stock option grants to employees based on an analysis of actual option exercises. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.
The weighted-average assumptions used to estimate grant date fair value of stock options using the Black-Scholes option pricing model were as follows for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Expected common stock price volatility	81%	101%
Risk-free interest rate	3.45%-4.22%	1.38%-1.63%
Expected term of options (years)	5.0	5.2
Expected dividend yield	—	—
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
3. Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares and pre-funded warrants outstanding during the period. Basic and diluted shares outstanding includes the weighted average effect of the Company's outstanding pre-funded warrants as the exercise of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. As of March 31, 2023, the Company had no pre-funded warrants outstanding. For the periods when there is a net loss, shares underlying stock options and RSUs have been excluded from the calculation of diluted net loss per common share because the effect of including such shares would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Basic and diluted net loss per common share calculation:
Net loss	$(72,229)	$(34,536)
Weighted average common shares outstanding - basic and dilutive	137,087	118,755
Net loss per share of common stock - basic and diluted	$(0.53)	$(0.29)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding for the periods presented, as the effect of including such shares would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options outstanding	12,896,479	10,469,980
Restricted stock units	2,816,817	2,200,043
Total	15,713,296	12,670,023
4. Cash, Cash Equivalents and Available-for-Sale Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of approximately $467.6 million and $476.3 million, respectively. Cash and cash equivalents included cash of $6.0 million at March 31, 2023 and $0.6 million at December 31, 2022. Cash and cash equivalents at March 31, 2023 and December 31, 2022 included $461.6 million and $475.7 million, respectively, of investments in money market funds.
The Company considers debt securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. As of March 31, 2023 and December 31, 2022, the Company held available for sale securities of $132.3 million and $170.5 million, respectively, all of which have maturities of less than one year.
The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. The Company has determined that there were no credit losses in fair value of its investments as of March 31, 2023. Factors considered in determining whether a loss resulted from a credit loss or other factors included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
The Company classifies these securities as available-for-sale. However, the Company has not sold and does not currently intend to sell its investments and the Company believes it is more likely than not that the Company will recover the carrying value of these investments.

The Company believes that its existing cash, cash equivalents and available-for-sale securities as of March 31, 2023 will be sufficient to fund its currently planned capital expenditure requirements and operating expenses for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$21,674	$1	$(29)	$21,646
Corporate debt securities	86,102	—	(35)	86,067
U.S. government agency securities	9,761	7	—	9,768
Asset-backed securities	9,903	—	(33)	9,870
Supranational securities	5,008	—	(10)	4,998
Total	$132,448	$8	$(107)	$132,349

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$27,481	$3	$(61)	$27,423
Corporate debt securities	109,248	—	(119)	109,129
U.S. government agency securities	9,644	25	—	9,669
Asset-backed securities	19,360	—	(63)	19,297
Supranational securities	5,027	—	(14)	5,013
Total	$170,760	$28	$(257)	$170,531
The Company’s available for sale securities are reported at fair value on the Company’s balance sheet. Unrealized gains (losses) are reported within other comprehensive income in the statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income associated with the unrealized gain on available for sale securities during the three months ended March 31, 2023 and 2022, respectively, were as follows:

	Three months ended March 31,
	2023	2022
Beginning balance	$(229)	$(90)
Current period changes in fair value before reclassifications, net of tax	130	(304)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Total other comprehensive loss	$130	$(304)
Ending balance	$(99)	$(394)
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
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$461,564	$—	$—
Investments in U.S. Treasury securities	$21,646	$—	$—
Investments in corporate debt securities	$—	$86,067	$—
Investments in U.S. government agency securities		9,768
Investments in asset-backed securities	$—	9,870	$—
Investments in supranational securities	$—	4,998	$—

*Investments in money market funds are reflected in cash and cash equivalents in the accompanying Condensed Unaudited Consolidated Balance Sheets.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurement Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$475,689	$—	$—
Investments in U.S. Treasury securities	$27,423	$—	$—
Investments in corporate debt securities	$—	$109,129	$—
Investments in U.S. government agency securities	—	9,669	—
Investments in asset-backed securities	$—	$19,297	$—
Investments in supranational securities	$—	$5,013	$—

*Investments in money market funds are reflected in cash and cash equivalents in the accompanying Condensed Unaudited Consolidated Balance Sheets.
No transfer of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2023.
6. Share-Based Compensation
Pursuant to the evergreen provisions of the Company's 2013 stock incentive plan (the “2013 Plan”), annual increases have resulted in the addition of an aggregate of approximately 18,166,000 additional shares to the 2013 Plan, including for 2023, an increase of approximately 2,542,000 shares. As of March 31, 2023, the Company had approximately 2,646,000 shares available for grant under the 2013 Plan.
In October 2019, the Company's board of directors adopted its 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”) to reserve initially 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2013 Plan. In March 2020, February 2021, September 2021, December 2021, May 2022 and February 2023, the Company's board of directors amended the 2019 Inducement Plan to reserve an additional 1,000,000 shares, an additional 600,000 shares, an additional 1,000,000 shares, an additional 1,000,000 shares, an additional 1,000,000 shares and an additional 2,000,000 shares, respectively, of its common stock for issuance under the plan. As of March 31, 2023, the Company had approximately 1,995,000 shares available for grant under the 2019 Inducement Plan.
Share-based compensation expense, net of estimated forfeitures, includes expenses related to stock options and RSUs granted to employees, non-employee directors and consultants, as well as options granted to employees to purchase shares under the ESPP. Stock-based compensation by award type was as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	$6,894	$3,323
Restricted stock units	4,838	2,005
Employee stock purchase plan	167	58
Total	$11,899	$5,386
The Company allocated stock-based compensation expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$5,541	$2,661
General and administrative	6,358	2,725
Total	$11,899	$5,386
Stock Options
A summary of the stock option activity, weighted average exercise prices, options outstanding, exercisable and expected to vest as of March 31, 2023 is as follows (in thousands except weighted average exercise price):

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding, December 31, 2022	12,403	$14.70
Granted	784	$22.43
Exercised	(289)	$7.26
Forfeited	(1)	$8.64
Outstanding, March 31, 2023	12,897	$15.34
Vested and exercisable, March 31, 2023	5,668	$13.66
Vested and expected to vest, March 31, 2023	12,390	$15.28
As of March 31, 2023, there were approximately $72.5 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards grants, which are expected to be recognized over a remaining weighted average period of 3.1 years.
RSUs
The following table presents a summary of the Company's outstanding RSU awards granted as of March 31, 2023 (in thousands except weighted average grant-date fair value):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2022	3,026	$15.12
Awarded	76	$22.71
Vested	(285)	$14.11
Forfeited	—	$—
Outstanding, March 31, 2023	2,817	$15.43
Outstanding, expected to vest	2,624	$15.43
As of March 31, 2023, there were approximately $33.9 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs grants, which are expected to be recognized over a remaining weighted average period of 3.1 years.

ESPP
As of March 31, 2023, there were 676,853 shares available for future purchases under the ESPP. There were 35,541 and 15,095 shares issued under the ESPP during the three months ended March 31, 2023 and 2022, respectively. Cash proceeds from ESPP purchases were $532 thousand and $184 thousand during the three months ended March 31, 2023 and 2022, respectively.
7. Commitments and Contingencies
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
Avacincaptad Pegol Drug Substance - Agilent Technologies, Inc.
In March 2023, the Company entered into a Commercial Manufacturing and Supply Agreement with Agilent Technologies, Inc. ("Agilent"), relating to the commercial manufacturing and supply of avacincaptad pegol drug substance (the "Agilent Agreement"). Pursuant to the Agilent Agreement, Agilent has agreed to manufacture and supply to the Company, and the Company has agreed to purchase from Agilent, a specified percentage of its commercial requirements in the United States of the active pharmaceutical ingredient ("API") used in avacincaptad pegol. The Agilent Agreement has an initial term of seven years from the date of regulatory approval in the United States of the Company's NDA for avacincaptad pegol, followed by successive two-year automatic renewal periods, absent non-renewal or termination by either party in accordance with the terms of the Agilent Agreement. The Agilent Agreement provides for pricing for the API based on a per batch or per gram basis, depending on the scale for which the Company orders the API.
The Company may cancel any purchase order under the Agilent Agreement at any time, subject to the payment of specified cancellation fees. The Company may terminate the Agilent Agreement in the event that it cannot commercialize avacincaptad pegol due to regulatory or other medical, scientific or legal reasons. Agilent may terminate the Agilent Agreement in the event that the Company does not, over a specified period, purchase and take delivery of the agreed upon minimum requirements of API. Each party also has the right to terminate the Agilent Agreement for other customary reasons such as material breach and bankruptcy.
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
Employment Contracts
The Company also has letter agreements with certain employees that require the funding of a specific level of payments if certain events, such as a termination of employment by the employee for good reason or by the Company without cause, in each case in connection with a change of control, occur.
 Contract Service Providers
In addition, in the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of the Company’s research and development, manufacturing and commercial planning activities. Expenditures to CROs, CDMOs and other service providers represent significant costs in preclinical and clinical development and commercial planning. Subject to required notice periods and the Company’s obligations under binding purchase orders and any cancellation fees that the Company may be obligated to pay, the Company can elect to discontinue the work under these agreements at any time.
8. Operating Leases
The Company leases office space located in Cranbury, New Jersey and Parsippany, New Jersey under non-cancelable operating lease arrangements. During May 2022, the Company amended its Cranbury office space lease to extend the lease period by one year through the end of February 2024. During June 2022, the Company amended its Parsippany office lease to include an additional portion of the premises consisting of approximately 34,836 square feet of the third floor of the building. The Parsippany lease expires at the end of August 2023.
As of June 30, 2022, the Company recognized additional right-of-use assets and lease liabilities of approximately $1.0 million, which represents the present value of its remaining lease payments using a weighted average estimated incremental borrowing rate of 8%.
For the three months ended March 31, 2023 and 2022, lease expense was $0.4 million and $0.3 million, respectively. Cash paid from operating cash flows for amounts included in the measurement of lease liabilities was $0.4 million and $0.3 million, for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the Company's operating leases had a weighted average remaining lease term of 0.5 years and a weighted average estimated incremental borrowing rate of 5.6%.

The following presents the maturity of the Company’s operating lease liabilities as of March 31, 2023:

Remainder of 2023	775
2024	11
Total remaining obligation	786
Less imputed interest	(12)
Present value of lease liabilities	774
9. Loan and Security Agreement
On July 26, 2022 (the “Closing Date”), the Company and the Subsidiary Borrowers entered into the Loan Agreement with Hercules, in its capacity as Agent and as a lender, SVB and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders. The Loan Agreement provides for term loans in an aggregate principal amount of up to $250.0 million under multiple tranches (the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $50.0 million, which was drawn on the Closing Date; (ii) subject to the Company’s announcement that the GATHER2 trial evaluating avacincaptad pegol in GA has achieved its protocol-specified primary endpoint and the Company has a sufficient clinical data package to support the submission of an NDA to the FDA for avacincaptad pegol in GA (“Milestone 1”), a second tranche consisting of term loan advances in the aggregate principal amount of $50.0 million available at the Company’s option beginning on the date that Milestone 1 is achieved through December 15, 2022, which was drawn in December 2022; (iii) subject to the Company’s submission of an NDA to the FDA for avacincaptad pegol in GA and the FDA accepting such NDA for review (“Milestone 2”), a third tranche consisting of term loan advances in the aggregate principal amount of $25.0 million, available at the Company’s option beginning on the date that Milestone 2 is achieved through September 30, 2023; (iv) subject to FDA approval of avacincaptad pegol in GA with a label generally consistent with that sought in the Company’s NDA (“Milestone 3”), a fourth tranche consisting of term loan advances in the aggregate principal amount of $75.0 million, available at the Company’s option beginning on the date that Milestone 3 is achieved and continuing through the earlier of (x) September 30, 2024 and (y) the date that is 90 days after the date that Milestone 3 is achieved; and (v) subject to approval by the Lenders’ investment committee in its discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available on or before the Amortization Date (as defined below). The Company believes it has achieved Milestone 2 and plans to borrow the full $25.0 million tranche that is available during 2023. With the exception of the first and second $50.0 million tranches drawn on the Closing Date and in December 2022, respectively, each of the tranches may be drawn down in $5.0 million increments at the Company's election upon achievement of the relevant milestones specified in the Loan Agreement. The Company has agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general corporate purposes.
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
The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) during the period commencing on May 15, 2023 through August 14, 2024. Effective as of July 26, 2023, the Company and certain of the Subsidiary Borrowers will be required to (i) maintain all of their respective operating accounts, depository accounts and excess cash in the United States with SVB or an SVB affiliate and (ii) obtain any business card, letter of credit and other material cash management services in the United States exclusively from SVB or an SVB affiliate. Commencing on August 15, 2024, the Company will also be required to maintain a certain minimum amount of trailing six-month net product revenue from the sale of avacincaptad pegol, tested on a quarterly basis. The revenue covenant will be waived at any time at which the Company (x) (i) maintains a market capitalization in excess of $600.0 million and (ii) maintains Qualified Cash in an amount greater than or equal to 50% of the outstanding 2022 Term Loan Facility at such time or (y) maintains Qualified Cash in an amount greater than or equal to 90% of the outstanding 2022 Term Loan Facility at such time. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the business, operations, properties, assets or financial condition of the Company and the Subsidiary Borrowers taken as a whole, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of March 31, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.
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
During the three months ended March 31, 2023, the Company recognized interest expense on its Consolidated Statements of Operations and Comprehensive Loss in connection with the 2022 Term Loan Facility as follows:

Three months ended March 31, 2023
Interest expense for 2022 Term Loan Facility	$2,563
Accretion of end of term charge	220
Amortization of debt issuance costs	199
Total interest expense related to 2022 Term Loan Facility	$2,982
The principal balance of the 2022 Term Loan Facility and related accretion and amortization as of March 31, 2023, were as follows:

March 31, 2023
2022 Term Loan Facility, gross (amount drawn)	$100,000
Debt issuance costs (legal and other administrative fees)	(3,898)
Accretion of end of term charge	435
Accumulated amortization of debt issuance costs	450
2022 Term Loan Facility, net	$96,987

10. Subsequent Events
Sale of New Jersey Net Operating Losses
During April 2023, through the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"), the Company received $11.8 million as it completed the sale of approximately $139.3 million of its New Jersey State net operating losses (“NOLs”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits, subject to a maximum lifetime benefit of $20.0 million. Under the Program, if the Company fails to use the net proceeds received from the Program for allowable expenditures or fails to maintain a headquarters or a base of operations in New Jersey during the five years following the closing date, the Company may be subject to the recapture of up to the face value of the tax benefits.
Merger Agreement
On April 28, 2023, the Company and Astellas entered into the Merger Agreement, pursuant to which, among other things, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Astellas.
At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company issued and outstanding as of immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement)) will be cancelled and automatically converted into the right to receive cash in an amount equal to $40.00, without interest (the “Merger Consideration”) and subject to any withholding of taxes. The Merger Agreement requires Guarantor to guarantee the covenants, obligations (including payment obligations) and liabilities applicable to Astellas, Merger Sub or the surviving corporation, as applicable, under the Merger Agreement.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, no material adverse effect having occurred since the signing of the Merger Agreement, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any other antitrust authority specified in the Merger Agreement, solely to the extent the approval of any such authority is required in connection with the Merger, and approval by the Company’s stockholders. The Company expects the Merger and the other transactions contemplated by the Merger Agreement to close in the third calendar quarter of 2023.
The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions to allow the board of directors of the Company to exercise its fiduciary duties.
The Merger Agreement contains certain termination rights for the Company and Astellas. Subject to certain limitations, the Company or Astellas may terminate the Merger Agreement if the Merger is not consummated by midnight Eastern Time, on October 27, 2023, subject to an automatic 90-day extension in the event that all conditions other than the required antitrust approvals have been obtained or waived as of such date and a second automatic 90-day extension thereafter in the event that all conditions other than the required antitrust approvals have been obtained or waived as of such extended date (the “End Date”).
Upon termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Astellas a termination fee of approximately $222.4 million. Such circumstances include where the Merger Agreement is terminated (i) in connection with the Company accepting a Superior Offer (as defined in the Merger Agreement) approved by the Company’s board of directors, (ii) due to the Company’s board of directors’ change or withdrawal of, or failure to reaffirm, its recommendation of the Merger, or (iii) because the Company’s board of directors or the Company intentionally breach their non-solicit obligations under the Merger Agreement in any material respects. This termination fee will also be payable if the Merger Agreement is terminated because the Company’s stockholders did not vote to adopt the Merger Agreement, the Merger is not consummated before the End Date, or the Company breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, and prior to any such termination, a proposal to acquire at least 50% of the Company’s stock or assets is communicated to the Company’s board of directors or publicly disclosed and within one year after the termination of the Merger Agreement the Company enters into an agreement for, or consummates, such a transaction, whether or not the consummated transaction was the one contemplated by such proposal.

At the Effective Time, each option to purchase shares of the Company (each, a “Company Option”) that is then outstanding and unexercised, whether or not vested and which has a per share exercise price that is less than the Merger Consideration (each, an “In the Money Option”), will be cancelled and converted into the right to receive a cash payment equal to (A) the excess of (x) the Merger Consideration over (y) the exercise price payable per share under such In the Money Option, multiplied by (B) the total number of shares subject to such In the Money Option immediately prior to the Effective Time (without regard to vesting). In addition, at the Effective Time, each Company Option other than an In the Money Option that is then outstanding and unexercised, whether or not vested, will be cancelled with no consideration payable in respect thereof. At the Effective Time, each then outstanding restricted stock unit with respect to shares of the Company (each, a “Company RSU”) will be canceled and the holder thereof will be entitled to receive a cash payment equal to the product of (x) the Merger Consideration and (y) the number of shares subject to such Company RSU. At the Effective Time, each then outstanding performance vesting restricted stock unit with respect to shares of the Company (each, a “Company PSU”) will be canceled and converted into a cash-based award, which will entitle the holder thereof to receive a cash payment equal to the product of (x) the Merger Consideration, and (y) the number of shares subject to such Company PSU, subject to the same terms and conditions (including vesting, forfeiture and acceleration provisions) that were applicable to the corresponding Company PSU immediately prior to the Effective Time.
The representations, warranties and covenants of the Company contained in the Merger Agreement have been made solely for the benefit of Astellas and Merger Sub. In addition, such representations, warranties and covenants (i) have been made only for purposes of the Merger Agreement, (ii) have been qualified by (a) subject to certain terms and conditions, matters specifically disclosed in the Company’s filings with the SEC prior to the date of the Merger Agreement and (b) confidential disclosures made to Astellas and Merger Sub in the disclosure letter delivered in connection with the Merger Agreement, (iii) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, and (iv) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as fact.
If the Merger is completed, the Company expects that its common stock will thereafter be removed from listing on the Nasdaq Global Select Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended, and the Company will cease to be a publicly traded company.
Bylaws Amendment
On April 28, 2023, the board of directors of the Company approved an amendment to the Company’s existing Amended and Restated Bylaws (the “Bylaws”) to add a new Article V, Section 9 forum selection provision (the “Forum Selection Amendment”).
The Forum Selection Amendment provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any current or former director, officer, stockholder, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or any current or former director, officer, stockholder, employee or agent of the Company arising out of or relating to any provision of the General Corporation Law of the State of Delaware, the Certificate of Incorporation of the Company or the Bylaws (each, as in effect from time to time), or (iv) any action asserting a claim against the Company or any current or former director, officer, stockholder, employee or agent of the Company governed by the internal affairs doctrine of the State of Delaware; provided, however, that, in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant therein.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. This discussion and analysis should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023, and elsewhere in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Merger Agreement
On April 28, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Astellas US Holdings, Inc., a Delaware corporation, or Astellas, Berry Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Astellas, or Merger Sub, and solely as provided by Section 8.10(b) of the Merger Agreement, Astellas Pharma Inc., a company organized under the laws of Japan, or the Guarantor, pursuant to which, among other things, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into our company, or the Merger, with our company surviving the Merger as a wholly owned subsidiary of Astellas. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.001 per share, that is issued and outstanding as of immediately prior to the effective time of the Merger (other than Excluded Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement)) will be cancelled and automatically converted into the right to receive cash in an amount equal to $40.00, without interest, and subject to any withholding of taxes. The Merger Agreement requires Guarantor to guarantee the covenants, obligations (including payment obligations) and liabilities applicable to Astellas, Merger Sub or the surviving corporation, as applicable, under the Merger Agreement.
The Merger Agreement contains certain termination rights for us and Astellas. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Astellas a termination fee of approximately $222.4 million.
Although we anticipate closing the Merger in the third calendar quarter of 2023, the closing of the Merger is subject to customary closing conditions, and we may not complete the pending Merger with Astellas within the timeframe we anticipate, or at all. If the Merger is completed, we expect that our common stock will thereafter be removed from listing on the Nasdaq Global Select Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended, and we will cease to be a publicly traded company. However, except as otherwise indicated, we have prepared this Quarterly Report on Form 10-Q and the forward-looking statements contained in this Quarterly Report as if we were going to remain an independent, standalone company. If the Merger is consummated, many of the forward-looking statements contained in this Quarterly Report on Form 10-Q would no longer be applicable.
For further discussion, refer to “Note 10-Subsequent Events”, in the notes to the financial statements filed with this Quarterly Report on Form 10-Q. In addition, please refer to “Item 1A. Risk Factors – Risks Related to our Pending Merger with Astellas” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a discussion of the relevant risks regarding the pending Merger with Astellas.
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
Our lead asset is our clinical stage product candidate avacincaptad pegol, which is also referred to as ACP, a complement C5 inhibitor. We are currently targeting the following diseases with ACP:
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
In March 2023, we announced results from an exploratory time-to-event analysis from the GATHER1 and GATHER2 clinical trials evaluating reduction in vision loss with ACP 2 mg versus sham treatment. The GATHER1 and GATHER2 clinical trials were designed to evaluate the rate of GA lesion growth in patients with GA secondary to AMD. The post-hoc analysis for vision loss from these pivotal trials signals up to a 59% reduction in rate of vision loss with ACP 2 mg compared to sham treatment at 12 months. The results were consistent in the GATHER1 and GATHER2 clinical trials independently, signaling a 44% reduction (Hazard Ratio 0.56 with 95% CI, 0.15-2.06) and a 59% percent reduction (Hazard Ratio 0.41 with 95% CI, 0.17-1.00) respectively in the rate of vision loss with ACP 2 mg compared to sham over the first 12 months of treatment. In a combined analysis of GATHER1 and GATHER2, patients treated with ACP 2 mg experienced a 56% reduction (Hazard Ratio 0.44, with 95% CI, 0.21-0.92) in the rate of vision loss compared to sham over the first 12 months of treatment. Vision loss in this analysis was defined as a loss of ≥15 letters (EDTRS) in best corrected visual acuity, or BCVA, from baseline measured at any two consecutive visits up to month 12.
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
Therapeutic Development Programs
Avacincaptad Pegol
Avacincaptad pegol, our complement C5 inhibitor, is a chemically-synthesized, pegylated RNA aptamer. Aptamers are short molecules made up of a single stranded nucleic acid sequence or amino acid sequence that binds molecular targets with high selectivity and specificity. The following are brief descriptions of the regulatory status, commercial planning, manufacturing activities, clinical trials and lifecycle management activities for ACP.
Avacincaptad pegol Regulatory Status
Our NDA for marketing approval of ACP for the treatment of GA secondary to AMD is currently under review by the FDA, with a PDUFA target action date of August 19, 2023. In April 2023, we had a mid-review cycle meeting with the FDA, during which the FDA communicated that no significant issues had been identified in our NDA at that time.
In April 2023, we had a joint rapporteur and co-rapporteur pre-submission meeting to discuss and obtain feedback on the overall content and format of our planned marketing authorization application, or MAA, to the European Medicines Agency, or EMA. We believe the discussions at this meeting support our regulatory strategy for seeking marketing approval from the EMA for ACP for the treatment of GA secondary to AMD. We are also planning for a similar interaction with the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom. We are planning to submit MAAs to the EMA and the MHRA during the third quarter of 2023.
Commercial Preparation Activities
We are continuing to build our commercial capabilities and infrastructure in anticipation of a potential launch of ACP in the United States for GA, if approved. In April 2023, we completed the hiring of a majority of our field based sales force, and we expect to complete the hiring of the remainder of our sales force before potential launch. In addition, we are continuing to hire additional personnel across core areas such as marketing, patient access and reimbursement, analytics and operations, and product distribution. We are continuing to build internal and external infrastructure to support our planned commercialization efforts.
Avacincaptad Pegol Manufacturing
We are working with our historical contract manufacturer for avacincaptad pegol drug substance, Agilent Technologies, Inc., or Agilent, to scale up and potentially validate the manufacturing process for avacincaptad pegol drug substance. In 2022, Agilent completed the manufacture of multiple batches of avacincaptad pegol drug substance at a larger scale, a scale which we believe can support commercial launch, if approved. In March 2023, we entered into an agreement with Agilent for long-term commercial manufacture and supply of ACP drug substance. We are continuing to work with Agilent on additional scale up and validation activities.
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
We are working with our historical fill/finish manufacturer, Ajinomoto Bio-Pharma Services, or Ajinomoto, on fill/finish of avacincaptad pegol drug product. We believe Ajinomoto has the capacity to supply us with avacincaptad pegol drug product for our expected commercial supply needs upon launch, if approved. We are continuing discussions with Ajinomoto for long-term supply of ACP drug product and are assessing additional suppliers of ACP drug product.
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
We have also engaged a third-party manufacturer to package ACP drug product to produce finished goods for potential commercial distribution.
ACP Clinical Trials
The following are brief summaries of the status of our ongoing clinical trials for ACP.
GATHER2 (GA secondary to AMD)
GATHER2 is an international, randomized, double-masked, sham controlled, multi-center Phase 3 clinical trial evaluating the safety and efficacy of avacincaptad pegol for the treatment of GA secondary to AMD. 448 patients were enrolled in this trial. In September 2022, we announced 12-month top-line data from this trial. We plan to treat and follow patients for 24 months in total.
ISEE2009 Open-Label Extension Study
We initiated an open-label extension study, or the OLE study, which is an international, open-label, multi-center clinical trial assessing the safety of intravitreal administration of avacincaptad pegol in patients who completed their month 24 visits in the GATHER2 trial. All patients participating in the OLE study will receive monthly doses of avacincaptad pegol 2 mg, regardless of the treatment arm (avacincaptad pegol or sham procedure) that they were randomized to in GATHER2. We are continuing to enroll patients and plan to treat and follow patients for up to 18 months or until marketing approval of avacincaptad pegol in the applicable region, whichever is sooner.
STAR (STGD1)
STAR is an international, randomized, double-masked, sham controlled, multi-center clinical trial evaluating the safety and efficacy of avacincaptad pegol for the treatment of STGD1. We initially enrolled 95 patients in the STAR trial, none of whom have any remaining study visits. We continue to enroll new patients in the United States and plan to enroll approximately 25 additional patients, with the goal of enrolling a total of approximately 120 patients. Newly enrolled patients are randomized on a 1:1 basis to be treated with either avacincaptad pegol 4 mg or sham for 18 months. We have been and plan to remain masked to the treatment group of all patients in the trial. In addition, we have not reviewed and do not plan to review or analyze efficacy data for any patients in the trial, until the 18-month data has been collected and analyzed for all patients enrolled in the trial.

Avacincaptad Pegol Lifecycle Initiatives
We continue to pursue multiple sustained release delivery technologies for avacincaptad pegol, including conducting feasibility studies of avacincaptad pegol with those technologies and analyzing and evaluating the resulting formulations. One of the technologies is DelSiTech’s proprietary silica-based sustained release technology, with which we are continuing formulation and other studies. In addition to DelSiTech’s technology, we continue to evaluate other sustained release delivery technologies for avacincaptad pegol. If any of the other resulting formulations are promising, we may pursue long-term development collaborations with those technologies.
Gene Therapy Research and Development Programs
Minigene Programs
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
•miniABCA4 (STGD1): This program, which we refer to as the miniABCA4 program, is targeting STGD1, which is associated with mutations in the ABCA4 gene. We have identified a lead construct from this program and are considering preclinical development options. We are discussing with UMass our plans for this program.
•miniUSH2A (USH2A-related IRDs): This program, which we refer to as the miniUSH2A program, is targeting IRDs associated with mutations in the USH2A gene, including Usher 2A and USH2A-associated non-syndromic autosomal recessive retinitis pigmentosa. UMMS generated and evaluated several USH2A minigene constructs in in vitro experiments and we are planning to evaluate their efficacy in animals. The animal experiments were delayed as a result of transitioning the work from UMMS to us. We are discussing with UMass our plans for this program.
IC-500: HtrA1 Inhibitor
IC-500 is our preclinical product candidate for the treatment of GA secondary to AMD and potentially other age-related retinal diseases.
We are currently evaluating this program in light of available scientific and clinical information about this mechanism of action and our strategic goals. We do not currently expect to submit an investigational new drug application, or IND, to the FDA for IC-500 during the first half of 2024, as previously planned.
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
Please see our Annual Report on Form 10-K for the year ended December 31, 2022 for information about our exclusive license agreement with DelSiTech for its sustained release delivery technology for ACP and our asset purchase agreement with Opus Genetics Inc., or Opus, for our former preclinical stage gene therapy product candidates, IC-100 and IC-200.
For information about our $250.0 million term loan facility, or the 2022 Term Loan Facility, with Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, and our follow-on public offering completed in December 2022, please see the Liquidity and Capital Resources section of this Management' s Discussion and Analysis of Financial Condition and Results of Operations. We believe we have sufficient financial resources to launch ACP for GA in the United States, if approved based on our current expectations.
Financial Matters
As of March 31, 2023, we had approximately $599.9 million in cash, cash equivalents and available-for-sale securities. We estimate that our cash, cash equivalents, available for sale securities and committed loan facilities will be sufficient to fund our planned capital expenditure requirements, debt service obligations and operating expenses through at least the next twelve months. These estimates do not include any potential new borrowings under the 2022 Term Loan Facility with Hercules and SVB beyond the $25.0 million that we plan to borrow during 2023 based on our achievement of the performance milestone related to the FDA's acceptance of our NDA for marketing approval of avacincaptad pegol for the treatment of GA secondary to AMD. In the event that SVB or any successor is unable to fund its portion of the commitments for the $25 million tranche that the we plan to borrow as a result of recent events, including the FDIC takeover of SVB and the subsequent sale of SVB’s successor, Silicon Valley Bridge Bank, to First-Citizens Bank & Trust Company in March 2023, we do not believe such failure to fund would have a material effect on our cash balances or financial condition.
Financial Operations Overview
Revenue
As we have no products approved for sale, we do not expect to receive any revenue related to our product candidates until we obtain regulatory approval for and commercialize such products, or until we potentially enter into agreements with third parties for the development and commercialization of our product candidates. For example, if the FDA approves our NDA for marketing approval of avacincaptad pegol for the treatment of GA secondary to AMD and we successfully launch ACP in the United States, we expect to generate revenues from product sales.
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
Research and Development Expenses
Our research and development expenses primarily consist of costs associated with the manufacturing, development, and preclinical and clinical testing of our product candidates and costs associated with our gene therapy research programs. Our research and development expenses consist of:
•external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract development and manufacturing organizations, or CDMOs, and other vendors for the production and analysis of drug substance, drug product and finished goods; and
•employee-related expenses for employees dedicated to research and development activities, including salaries, benefits and share-based compensation expense.
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

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Avacincaptad Pegol	$27,328	$14,169
IC-500: HtrA1	316	695
Other gene therapy	51	40
Prior product candidate IC-100	—	(320)
Prior product candidate IC-200	—	(298)
Personnel-related	8,726	5,512
Share-based compensation	5,541	2,661
Other	121	98
Total	$42,083	$22,557
As we continue our ongoing clinical trials and the OLE study and continue our ongoing and planned manufacturing and lifecycle management activities for avacincaptad pegol, we expect our research and development expenses for avacincaptad pegol to increase. We expect our research and development expenses for our minigene research programs to increase as we plan for and initiate additional preclinical development and manufacturing activities. We expect our research and development expenses for IC-500 to decrease. Our research and development expenses may increase if we in-license or acquire any new product candidates or technologies or if we commence any new development programs.
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
We expect our general and administrative expenses to increase as we continue to hire personnel for our commercial organization, including sales, marketing, access and reimbursement and operations personnel, and as we continue to build our capabilities for the commercial launch of ACP, if approved. Our general and administrative expenses may further increase if the market opportunity for avacincaptad pegol exceeds our current expectations and we need to hire additional commercialization personnel and/or incur additional outside service fees in order to commercialize ACP, if approved. Our general and administrative expenses may also increase if we choose to hire additional personnel and incur additional fees and expenses for our general and administrative function areas. In light of the pending acquisition of our company by Astellas, we anticipate incurring additional legal, accounting and other advisory fees in relation to the transactions contemplated by the Merger Agreement and the consummation thereof.
Interest Income, Net
Interest income, net, consists of interest income earned on our cash, cash equivalents and marketable securities offset by interest expense recognized on our debt.
We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, investment-grade corporate debt securities, asset-backed securities, and debt instruments issued by foreign governments. Interest income earned is offset by amortization of premiums and accretion of discounts to maturity on our marketable securities.
Interest expense consists of the accretion of debt discount, contractual interest costs and the amortization of debt issuance costs related to our debt. Debt discount is accreted, and debt issuance costs are amortized, to interest expense using the effective interest rate method over the term of the debt. Our consolidated balance sheets reflect debt, net of the debt discount, debt issuance costs paid to the lender and other third-party costs.

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

Results of Operations
Comparison of Three Month Periods Ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022	Increase (Decrease)
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$42,083	$22,557	$19,526
General and administrative	31,758	12,113	19,645
Total operating expenses	73,841	34,670	39,171
Loss from operations	(73,841)	(34,670)	39,171
Interest income, net	3,461	133	3,328
Other (expense) income, net	(1,849)	1	(1,850)
Loss before income tax benefit	(72,229)	(34,536)	37,693
Income tax benefit	—	—	—
Net loss	$(72,229)	$(34,536)	$37,693
Research and Development Expenses
Our research and development expenses were $42.1 million for the three months ended March 31, 2023, an increase of $19.5 million compared to $22.6 million for the three months ended March 31, 2022. The increase in research and development expenses for the three months ended March 31, 2023 was primarily due to a $13.2 million increase in costs associated with avacincaptad pegol, including the ongoing GATHER2 trial, increased manufacturing activities and the initiation of the OLE study. In addition, the increase in research and development expenses was due to a $6.1 million increase in personnel costs, including share-based compensation associated with additional research and development staffing. The increase in research and development expenses was partially offset by a $0.4 million decrease in costs associated with IC-500. The decreased costs for IC-500 primarily reflect decreased manufacturing and preclinical development activities.
General and Administrative Expenses
Our general and administrative expenses were $31.8 million for the three months ended March 31, 2023, an increase of $19.6 million compared to $12.1 million for the three months ended March 31, 2022. The increase in general and administrative expenses for the three months ended March 31, 2023 was primarily due to increases in personnel costs, including share-based compensation associated with staffing for commercial preparation.
Interest Income, net
Interest income, net for the three months ended March 31, 2023 was $3.5 million compared to interest income of $133 thousand for the three months ended March 31, 2022. Interest income for the three months ended March 31, 2023 was partially offset by $3.0 million of interest expense which was due to our borrowings under the 2022 Term Loan Facility. There was no interest expense for the three months ended March 31, 2022. The increase in interest income for the three months ended March 31, 2023 was primarily due to rising interest rates and an increase in our cash equivalents and marketable securities average balances.
Other (Expense) Income, net
Other expense for the three months ended March 31, 2023 was $1.8 million compared to other income of $1 thousand for the three months ended March 31, 2022. During the quarter ended March 31, 2023, we recognized a $1.9 million expense associated with the impairment of our investment in Opus Genetics Inc. This expense was partially offset by income primarily related to exchange rate fluctuations associated with foreign currency transactions.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations primarily through private placements of our common stock and preferred stock, venture debt borrowings, funds received under our prior Fovista royalty purchase and sale agreement with

Novo Holdings A/S, our initial public offering, which we closed in September 2013, funds we received under a prior agreement with Novartis Pharma AG related to the licensing and commercialization of Fovista, funds we received in connection with our acquisition of Inception 4, Inc., or Inception 4, in October 2018, our follow-on public offerings, which we closed in February 2014, December 2019, June 2020, July 2021, October 2021 and December 2022 and borrowings under the 2022 Term Loan Facility with Hercules and SVB.
In July 2022 we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules and SVB for the 2022 Term Loan Facility, which consists of several tranches of potential financing in an aggregate principal amount of up to $250.0 million. The first tranche consisted of a term loan advance in the amount of $50.0 million funded upon execution of the Loan Agreement on July 26, 2022. An aggregate of $150.0 million may be drawn at our option, in three separate tranches, subject to our achievement of specified performance milestones relating to development and regulatory events for avacincaptad pegol, as described below in “—Contractual Obligations and Commitments”. We met the first milestone under the Loan Agreement and in December 2022 drew the second tranche consisting of a term loan advance in the amount of $50.0 million. We believe we have met the second milestone under the Loan Agreement and can draw the third tranche consisting of a term loan in the amount of $25.0 million, which we plan to draw in 2023. An additional $50.0 million is available subject to the approval of the lenders’ investment committee in its discretion. Loans outstanding under facility bear interest at a floating interest rate per annum equal to the greater of either (i) (x) the lesser of the Wall Street Journal prime rate and 6.25% plus (y) 4.00% or (ii) 8.75%, capped at 10.25%. The facility matures in August 2027 and has an initial interest-only payment period of 42 months, which may be extended to up to 60 months upon the satisfaction of certain conditions.
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
Cash Flows
As of March 31, 2023, we had cash, cash equivalents and available-for-sale securities totaling $599.9 million. We currently have invested our cash, cash equivalents and available for sale securities in money market funds, U.S. Treasury securities, certain asset-backed securities and certain investment-grade corporate debt securities.

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating Activities	$(50,593)	$(37,512)
Investing Activities	39,272	(34,148)
Financing Activities	2,589	2,080
Net change in cash and cash equivalents	$(8,732)	$(69,580)
Cash Flows from Operating Activities
Net cash used in operating activities was $50.6 million and $37.5 million for the three months ended March 31, 2023 and 2022, respectively, which primarily related to net cash used to fund our avacincaptad pegol clinical trials and manufacturing activities and commercial planning for potential launch of avacincaptad pegol, if approved, our preclinical development of IC-500, our gene therapy research programs and to support our general and administrative operations.
See “—Funding Requirements” below for a description of how we expect to use our cash for operating activities in future periods.
Cash Flows from Investing Activities
Net cash provided by investing activities was $39.3 million for the three months ended March 31, 2023, which primarily related to the maturity of marketable securities. Net cash used in investing activities was $34.1 million for the three months ended March 31, 2022, which primarily related to the purchases of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2.6 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively, which primarily consisted of proceeds related to stock option exercises and purchases made under our employee stock purchase plan.
Funding Requirements
ACP is in clinical development, IC-500 is in preclinical development, and we are exploring multiple sustained release delivery technologies for ACP and advancing multiple gene therapy research programs. We expect our research and development expenses to increase as we pursue these programs as currently planned. We could incur additional research and development expenses if we modify or further expand the scope of our clinical trials, such as our initiation of the OLE study for ACP in GA secondary to AMD, our preclinical development programs or our gene therapy research programs, or if we in-license or acquire, and undertake development of, additional product candidates and technologies, including additional sustained release delivery technologies for ACP and any promising product candidates that emerge from our gene therapy research programs. We could also incur additional research and development expenses if, for example, we are required by the FDA, the EMA or regulatory authorities in other jurisdictions, or if we otherwise decide, to perform clinical trials and/or nonclinical or other studies in addition to those we currently expect to conduct. If we experience delays or disruptions to our research and development programs, including delays in patient enrollment or issues with patient retention or patients missing scheduled visits and treatments, if we experience issues with our preclinical development programs, such as unfavorable toxicology or other preclinical data, if we experience issues with the manufacture and supply of product candidates, including issues with process development or manufacturing scale-up activities, whether such delays or disruptions are due to the COVID-19 pandemic or other reasons, we could incur additional and unexpected expenses as a result of such delays or disruptions and our business and financial results may be materially impacted. Furthermore, if we successfully develop and expect to obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We have started incurring these expenses as we prepare for the potential commercialization of ACP. We are party to agreements with Archemix with respect to ACP, DelSiTech with respect to formulations of ACP with DelSiTech’s silica-based sustained release delivery technology, the former equityholders of Inception 4 with respect to IC-500, and UMass with respect to any potential product candidates from our miniCEP290 program, in each case, that impose significant milestone payment obligations on us if we or a potential collaborator achieves specified clinical, regulatory and commercial milestones with respect to these product candidates, as well as certain royalties on net sales with respect to formulations of ACP with DelSiTech’s silica-based sustained release delivery technology and any product candidates we choose to develop from our miniCEP290 program. It is likely that any future in-

licensing or acquisition agreements that we enter into with respect to additional product candidates or technologies would include similar obligations.
We expect that we will continue to incur significant expenses as we:
•build our commercial operations and sales, marketing and distribution capabilities for ACP;
•expand our outsourced manufacturing capabilities for ACP;
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
As of March 31, 2023, we had approximately $599.9 million in cash, cash equivalents and available-for-sale securities. We estimate that our cash, cash equivalents, available for sale securities and committed loan facilities will be sufficient to fund our planned capital expenditure requirements, debt service obligations and operating expenses through at least the next twelve months. These estimates do not include any potential new borrowings under the 2022 Term Loan Facility with Hercules and SVB beyond the $25.0 million that we plan to borrow during 2023 based on our achievement of the performance milestone related to the FDA's acceptance of our NDA for marketing approval of avacincaptad pegol for the treatment of GA secondary to AMD. In the event that SVB or any successor is unable to fund its portion of the commitments for the $25 million tranche that the we plan to borrow as a result of recent events, including the FDIC takeover of SVB and the subsequent sale of SVB’s successor, Silicon Valley Bridge Bank, to First-Citizens Bank & Trust Company in March 2023, we do not believe such failure to fund would have a material effect on our cash balances or financial condition.
Although we believe we have sufficient financial resources to launch ACP for GA secondary to AMD in the United States, if approved with labeling consistent with our expectations, we may need additional funding to continue to commercialize ACP for GA, if approved. We expect we will require substantial, additional funding in order to complete the activities necessary to develop and commercialize ACP for other indications, a sustained release delivery technology for ACP or any of our other product candidates. At this time, we cannot reasonably estimate the total remaining costs necessary to complete development, to complete process development and manufacturing scale-up and validation activities and to potentially seek marketing approval for ACP for any other indication, a sustained release delivery technology for ACP or for any of our other product candidates.
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
•the scope, progress, costs and results of our efforts to develop IC-500, including activities to establish manufacturing capabilities and complete other preclinical development activities;
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
We may require additional funding beyond what we currently expect due to unforeseen or other reasons. Our costs may exceed our expectations if the timeline for potential commercial launch of ACP is accelerated, if we need to establish commercial infrastructure or capabilities, including hiring additional personnel or conducting additional disease-state awareness activities, to a greater extent than we have planned. Our costs may also exceed our expectations if we experience an issue with manufacturing, such as issues with process development, scale-up and validation, or establishing and qualifying second source suppliers and ensuring adequate inventory for our expected needs, including potential launch of ACP; if we experience an issue in our clinical trials, such as issues with patient enrollment, the retention of enrolled patients, enrolled patients maintaining scheduled visits and receiving scheduled treatments, or the availability of drug supply; if we experience an issue in our preclinical development programs, such as unfavorable toxicology or other preclinical data; or if we modify or further expand the scope of our clinical trials, preclinical development programs or gene therapy research programs. Our costs may also exceed our expectations for other reasons, for example, if we are required by the FDA, the EMA, or regulatory authorities in other jurisdictions to perform clinical trials or nonclinical or other studies in addition to those we currently expect to conduct. For example, we believe that the data from the GATHER2 trial, together with other available data, are sufficient to support applications for marketing approval in the United States, the European Union and the United Kingdom. We may subsequently decide to, or be required by regulatory authorities to, conduct additional clinical trials or nonclinical studies of ACP in order to seek or maintain marketing approval or qualify for reimbursement approval. In addition, the COVID-19 pandemic and other macroeconomic events may result in disruptions to the progress of the GATHER2 or STAR trials or the OLE study, including slowing patient enrollment in STAR or causing enrolled patients in either trial to miss their scheduled visits or drop out in greater numbers than we expect, or disruptions to our other research and development programs, which could cause us to continue to expend our cash resources while not progressing our research and development programs as expeditiously as we would have had the pandemic not occurred or persisted. As a result of any of the above, we may need or may seek to obtain additional funding for our continuing operations sooner or in greater amounts than expected.

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
We also have letter agreements with certain employees that require the funding of a specific level of payments if certain events, such as a termination of employment by the employee for good reason or by us without cause, in each case in connection with a change of control, occur. For a description of these obligations, see our definitive proxy statement on Schedule 14A for our 2023 annual meeting of stockholders, as filed with the SEC on April 5, 2023.
In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development, manufacturing and commercial planning activities. Expenditures to CROs, CDMOs and other service providers represent significant costs in preclinical and clinical development and commercial planning. Subject to required notice periods and our obligations under binding purchase orders and any cancellation fees that we may be obligated to pay, we can elect to discontinue the work under these agreements at any time. In addition to the commercial manufacturing and supply agreement we entered into with Agilent for ACP drug substance (see Note 7 - Commitments and Contingencies), we may also enter into additional collaborative research and development, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.
Merger Agreement
On April 28, 2023, we and Astellas entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into our company, with our company surviving the Merger as a wholly owned subsidiary of Astellas. Consummation of the Merger is subject to customary closing conditions, including, without limitation, obtaining the required regulatory approvals and approval by our stockholders. The Merger Agreement contains certain termination rights for us and Astellas. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Astellas a termination fee of approximately $222.4 million.
2022 Term Loan Facility
On July 26, 2022, or the Closing Date, we and certain of our subsidiaries, or the Subsidiary Borrowers, entered into the Loan Agreement with Hercules in its capacity as administrative agent and collateral agent, or the Agent, and as a lender, SVB and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders, which we refer to collectively as the Lenders. The Loan Agreement provides for term loans in an aggregate principal amount of up to $250.0 million under multiple tranches, or the 2022 Term Loan Facility, available as follows: (i) a term loan advance in the amount of $50.0 million, which was drawn on the Closing Date; (ii) subject to our announcement that the GATHER2 trial evaluating avacincaptad pegol in GA has achieved its protocol-specified primary endpoint and that we have a sufficient clinical data package to support the submission of an NDA to the FDA for avacincaptad pegol in GA, or Milestone 1, a second tranche consisting of term loan advances in the aggregate principal amount of $50.0 million available at our option beginning on the date that Milestone 1 is achieved through December 15, 2022, which we drew in December 2022; (iii) subject to our submission of an NDA to the FDA for avacincaptad pegol in GA and the FDA accepting such NDA for review, or Milestone 2, a third tranche consisting of term loan advances in the aggregate principal amount of $25.0 million, available at our option beginning on the date that Milestone 2 is achieved through September 30, 2023; (iv) subject to FDA approval of avacincaptad pegol in GA with a label generally consistent with that sought in our NDA, or Milestone 3, a fourth tranche consisting of term loan advances in the aggregate principal amount of $75.0 million, available at our option beginning on the date that Milestone 3 is achieved and continuing through the earlier of (x) September 30, 2024 and (y) the date that is 90 days after the date that Milestone 3 is achieved; and (v) subject to approval by the Lenders’ investment committee in its discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $50.0 million, available on or before the Amortization Date (as defined below). We believe we have achieved Milestone 2 and plan to borrow the full $25.0 million tranche that is available during 2023. With the exception of the first and second $50.0 million tranches available on the Closing Date and in December 2022, each of the tranches may be drawn down in $5.0 million increments at our election, upon achievement of the relevant milestones specified in the Loan Agreement. We have agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general corporate purposes.

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
The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent, or the Qualified Cash, during the period commencing on May 15, 2023 through August 14, 2024. Effective as of July 26, 2023, we and certain of the Subsidiary Borrowers will be required to (i) maintain all of their respective operating accounts, depository accounts and excess cash in the United States with SVB or an SVB affiliate and (ii) obtain any business card, letter of credit and other material cash management services in the United States exclusively from SVB or an SVB affiliate. Commencing on August 15, 2024, we will also be required to maintain a certain minimum amount of trailing six-month net product revenue from the sale of avacincaptad pegol, tested on a quarterly basis. The revenue covenant will be waived at any time at which we (x) (i) maintain a market capitalization in excess of $600.0 million and (ii) maintain Qualified Cash in an amount greater than or equal to 50% of the outstanding 2022 Term Loan Facility at such time or (y) maintain Qualified Cash in an amount greater than or equal to 90% of the outstanding 2022 Term Loan Facility at such time. Upon the occurrence of an event of default, including a material adverse change, subject to certain exceptions, on our business, operations, properties, assets or financial condition, and of the Subsidiary Borrowers taken as a whole, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of March 31, 2023, we were in compliance with all applicable covenants under the Loan Agreement.
In addition, we are required to make a final payment fee, or the End of Term Charge, upon the earlier of (i) the Maturity Date or (ii) the date we prepay, in full or in part, the outstanding principal balance of the 2022 Term Loan Facility. The End of Term Charge is 4.25% of the aggregate original principal amount of the term loans repaid or repaid under the Loan Agreement.
We may, at our option, prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the Closing Date, and (iii) 0.75% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the Closing Date. Upon closing of the Merger Agreement, we expect to prepay in full all outstanding obligations under the Loan Agreement.

The 2022 Term Loan Facility is expected to be paid off in connection with the closing of the Merger. We are restricted between signing and closing of the Merger in our ability to make additional drawdowns under the 2022 Term Loan Facility, but may draw an amount of $25.0 million in connection with Milestone 2, which milestone we believe was achieved in February 2023, and an amount of $75.0 million in connection with Milestone 3, if achieved by us, if the Merger has not been consummated by specific dates set forth in the Merger Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available for sale securities of $599.9 million as of March 31, 2023, consisting of cash and investments in money market funds, U. S. Treasury securities, corporate debt securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We regularly maintain domestic cash deposits in FDIC insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, default, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
We contract with CDMOs, CROs and certain other vendors to perform services outside of the United States. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2023, substantially all of our total liabilities were denominated in the U.S. dollar.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
None.
Item 1A.    Risk Factors
You should carefully consider the following risks and uncertainties, and those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to Our Pending Merger with Astellas
We may not complete the pending Merger with Astellas within the timeframe anticipated, or at all, which could have a material adverse effect on our business, financial condition or operations.
On April 28, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Astellas US Holding, Inc., a Delaware corporation, or Astellas, Berry Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Astellas, or Merger Sub, and solely as provided by Section 8.10(b) of the Merger Agreement, Astellas Pharma Inc., a company organized under the laws of Japan, pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into our company, or the Merger, with our company surviving the Merger as a wholly owned subsidiary of Astellas. At the effective time of the Merger, each share of our common stock issued and outstanding as of immediately prior to the effective time (other than Excluded Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement)) will be cancelled and automatically converted into the right to receive cash in an amount equal to $40.00, without interest and subject to any withholding of taxes.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, approval by our stockholders, the absence of certain legal impediments, no material adverse effect having occurred since the signing of the Merger Agreement, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any other antitrust authority specified in the Merger Agreement, solely to the extent the approval of any such authority is required in connection with the Merger. We currently expect the Merger and the other transactions contemplated by the Merger Agreement to close in the third calendar quarter of 2023.
We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived or that, if the Merger is consummated, it will be on the terms specified in the Merger Agreement or within the anticipated timeframe. If the Merger is not completed within the timeframe anticipated, or at all, we may be subject to a number of material risks or suffer a number of consequences in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect assumptions that the Merger will be completed on a timely basis. We could be required to pay Astellas a termination fee of approximately $222.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners, suppliers and lenders. Customers, prospective customers and investors in general may view the failure to consummate the Merger as a poor reflection on our business and prospects. If the Merger is not completed, the time and resources committed by our management team could have been devoted to pursuing other opportunities. We may also be required to devote significant time and resources to litigation related to the Merger or to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. Furthermore, the granting of regulatory approvals by antitrust authorities could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger.

The announcement and pendency of the Merger with Astellas could adversely affect our business, financial condition or operations.
Our efforts to complete the Merger with Astellas could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial condition or operations, or the price of our common stock. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future also could adversely affect our business and our relationship with collaborators, strategic partners, suppliers, prospective customers or regulators. For example, collaborators, suppliers, and other counterparties may defer decisions concerning us, or seek to change existing business relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise. Changes to or termination of existing business relationships could adversely affect our financial condition and operations, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction, changes to the terms of the transaction or termination of the Merger Agreement.
In certain instances, the Merger Agreement requires us to pay a termination fee to Astellas, which could require us to use available cash that would have otherwise been available for general corporate purposes.
The Merger Agreement contains certain termination rights for us and Astellas. Subject to certain limitations, we or Astellas may terminate the Merger Agreement if the Merger is not consummated by midnight Eastern Time, on October 27, 2023, subject to an automatic 90-day extension in the event that all conditions other than the required antitrust approvals have been obtained or waived as of such date and a second automatic 90-day extension thereafter in the event that all conditions other than the required antitrust approvals have been obtained or waived as of such extended date, which we refer to as the End Date.
Upon termination of the Merger Agreement, under specified circumstances, we will be required to pay Astellas a termination fee of approximately $222.4 million. Such circumstances include where the Merger Agreement is terminated (i) in connection with the Company accepting a Superior Offer (as defined in the Merger Agreement) approved by our board of directors, (ii) due to our board of directors’ change or withdrawal of, or failure to reaffirm, its recommendation of the Merger, or (iii) because our board of directors or our company intentionally breach their non-solicit obligations under the Merger Agreement in any material respects. This termination fee will also be payable if the Merger Agreement is terminated because our stockholders did not vote to adopt the Merger Agreement, the Merger is not consummated before the End Date, or we breach our representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, and prior to any such termination, a proposal to acquire at least 50% of our stock or assets is communicated to our board of directors or publicly disclosed and within one year after termination of the Merger Agreement we enter into an agreement for, or consummate, such a transaction, whether or not the consummated transaction was the one contemplated by such proposal.
If the Merger Agreement is terminated under such circumstances, the termination fee we would be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Merger with Astellas.
We have incurred, and will continue to incur, significant costs and expenses, including legal, accounting and other advisory fees and other transaction costs, in connection with the pending Merger. We will be required to pay a substantial portion of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, in all material respects, and subjecting us to a variety of specified limitations absent Astellas’ prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and material assets (including certain governmental licenses and authorizations), dispose of material assets, make investments, enter into certain material contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, terminate existing clinical trials or commence new clinical trials, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively or on a timely basis to competitive pressures and industry developments, and may as a result materially and adversely affect our business, financial condition and operations.
The Merger Agreement contains provisions that could deter or make it difficult for a third party from proposing an alternative transaction or acquire our company prior to the consummation of the Merger.
The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our company or an alternative transaction in lieu of the Merger. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for an acquisition of our company, as well as restrictions on our ability to respond to such proposals, subject to certain exceptions including fulfillment of certain fiduciary requirements of our board of directors. In addition, we could be required to pay Astellas a termination fee of approximately $222.4 million if the Merger Agreement is terminated under specific circumstances. These or other provisions in the Merger Agreement might discourage a third party with a potential interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition, even one that may be deemed of greater value to our stockholders than the proposed Merger with Astellas. Furthermore, even if a third party elects to propose an acquisition of us, the potential competing acquirer may propose to pay a lower amount as a result of the termination fee that will become payable by us.
We may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. The outcome of litigation is uncertain and we may not be successful in defending against future claims brought against us even if they are without merit. Regardless of the outcome of any lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the anticipated timeframe, which may adversely affect our business, financial condition or operations.
Our executive officers and directors may have interests in the proposed Merger that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the proposed Merger that are different from the interests of our stockholders generally, including, among others, the acceleration of the vesting of equity awards and receipt of change in control or other severance payments in connection with the proposed Merger, continued indemnification and potentially continued service to the combined company.
These interests, among others, may influence, or appear to influence, our officers and directors and cause them to view the Merger differently from how our stockholders generally may view it.
Additional information regarding our executive officers and directors and their interests in the proposed Merger will be included in the proxy statement relating to the proposed Merger when it is filed with the SEC.

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

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-190643)
3.3
Amendment to Amended and Restated Bylaws of the Registrant, dated April 28, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2023)

10.1		Amendment No. 6 to 2019 Inducement Plan of the Registrant, dated February 23, 2023
10.2		Amendment No. 5 to Non-Employee Director Compensation Policy of the Registrant, dated February 23, 2023
10.3	+	Commercial Manufacturing and Supply Agreement, dated March 14, 2023, between the Registrant and Agilent Technologies, Inc.
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Presentation Linkbase Document
104*		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Submitted electronically herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2023 (unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the three month periods ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2023 and 2022 and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVERIC bio, Inc.

Date: May 10, 2023	By:	/s/ David F. Carroll
David F. Carroll
Chief Financial Officer
(Principal Financial and Accounting Officer)